Form 10-K
period 1997-12-31
FRANKLIN HOLDING CORP
filed 1998-03-30
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                            Commission File No. 1-9727
December 31, 1997                                                        ------

                   The Franklin Holding Corporation (Delaware)
                   -------------------------------------------
               (Exact name of registrant specified in its charter)

         Delaware                                         13-3419202
         --------                                         ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

450 Park Avenue, 10th Floor, New York, New York                         10022
-----------------------------------------------                         -----
         (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code   (212) 486-2323
                                                     --------------

         Securities registered pursuant to Section 12(b) of the Act:
                                                           None
         Securities registered pursuant to Section 12(g) of the Act:
                                               Common Stock, $1.00 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [___]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1998 was $3,407,012 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock outstanding as of March 16, 1998 was 801,198.

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Prospectus of the Registrant dated July 31,1992 (the "Properties") are incorporated by reference in Part I, Part II and Part III hereof.


                                TABLE OF CONTENTS
PART I

         Item 1.   Business
         Item 2.   Properties
         Item 3.   Legal Proceedings
         Item 4.   Submission of Matters to a Vote of Security Holders

PART II

         Item 5.   Market for Company's Common Equity and Related Stockholder
                     Matters
         Item 6.   Selected Financial Data
         Item 7.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations
         Item 8.   Financial Statements and Supplementary Data
         Item 9.   Disagreements with Accountants on Accounting and Financial Disclosure

PART III

         Item 10. Directors and Executive Officers of the Company
         Item 11. Executive Compensation
         Item 12. Security Ownership of Certain Beneficial Owners and Management
         Item 13. Certain Relationships and Related Transactions

PART IV

         Item 14. Exhibits, Financial Statements, Schedules and Reports on Form
                  8-K


Signatures

Exhibit Index

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES","EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS

TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN THE COMPANY'S REGISTRATION STATEMENT ON FORM N-2 (FILE NO. 811-5103) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.


                                     PART I

Item 1.           Business

Formation

         The Franklin Holding Corporation (Delaware) (the "Registrant", "Franklin," or the "Company") filed on April 7, 1987, with the Securities and Exchange Commission (the "SEC" or the "Commission") a notification of registration under Section 8(a) of the Investment Company Act of 1940 (the "1940 Act") and registered as a closed-end, non-diversified management investment company. On July 10, 1987, the Company commenced operations as an investment company. The Company's common stock, par value $1.00 per share, has been listed on The American Stock Exchange since October 1, 1987. The Company operates as an internally managed investment company whereby its officers and employees, under the general supervision of its Board of Directors, conduct its operations.

         From 1987 through 1991, the Company operated primarily as a passive investor, both at the holding company level and through its wholly owned subsidiary, Franklin SBIC.

         In 1992, Franklin SBIC was dissolved and the Company formed Excelsior Communications Corporation ("Excelsior"). Excelsior, through a partnership, acquired a number of radio stations, and Franklin's management was active in the operations of both Excelsior and its operating assets. At the end of 1995, Excelsior sold the last of its radio properties. Excelsior continued to operate through the first half of 1997.

         The operating strategy of providing managerial assistance to companies in which the Company invests has been pursued by Franklin since at least 1992. This strategy is consistent with the legislative intent behind the statutory framework governing business development companies under the 1940 Act. The business development company ("BDC") is available for companies which are engaged in the business of furnishing capital and managerial expertise to other companies that might not otherwise have access to such capital. In light of this operating strategy and the Company's long-term objectives, management and the Board of Directors determined that it was in the best interest of the shareholders to explore the feasibility of moving on election to be regulated as a BDC.

         On August 5, 1997, the Board of Directors determined that it would be in the best interest of the Company and its stockholders to elect to become a BDC under the 1940 Act. On September 9, 1997, at the Annual Meeting of Stockholders, the stockholders of Franklin approved the proposal that the Company be regulated as a BDC. On November 18, 1997, the Company filed a notification of election to become a BDC with the Commission. The election became effective upon the receipt of the filing by the Commission.

         As a BDC, the Company's objective is to achieve capital appreciation through long-term investments in businesses believed to have favorable growth potential. The Company participates, or would participate, in start-up and early stage financing, expansion or growth financing, leveraged buy-out financing and restructurings. The Company has also invested and will consider investing in a broad range of industry segments.

Portfolio of Investments

         As of December 31, 1997, the Company's portfolio of investments is a composite of one controlled investment as defined under the 1940 Act, investments in developing companies, limited partnerships and one marketable security.

Illiquidity of Investments

         Many of the Company's investments consist of securities acquired directly from the issuer in private transactions. They may be subject to restrictions on resale or otherwise be illiquid. Franklin does not anticipate that there will be any established trading market for such securities. Additionally, many of the securities that the Company may invest in will not be eligible for sale to the public without registration under the Securities Act of 1933, as amended, which could prevent or delay any sale by the Company of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. Further, even if a portfolio company or investee registers its securities and becomes a reporting company under the Securities and Exchange Act of 1934, the Company may be considered an insider by virtue of its board representation and would be restricted in sales of such company's securities.

Managerial Assistance

         The Company believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the 1940 Act with respect to a business development company such as Franklin means (a) any arrangement whereby a BDC, through its directors, officers, employees or general partners, offers to provide, and if accepted, does so provide significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company; or (b) the exercise of a controlling influence over the management or policies of a portfolio company by a BDC acting individually or as a part of a group acting together which controls such portfolio company. The Company, as a BDC, is required by the 1940 Act to make significant managerial assistance available at least with respect to investee companies that the Company treats as qualifying assets for purposes of the 70 percent test (see "Regulation"). The nature, timing and amount of managerial assistance provided by the Company vary depending upon the particular requirements of each investee company.

         In connection with its managerial assistance, Franklin may be represented by one or more of its officers or directors on the board of directors of an investee. The Company's goal is to assist each investee company in establishing its own independent and effective board of directors and management.

Need for Follow-on Investments

         Following its initial investments in investees, the Company has made and anticipates that it will continue to make additional investments in such investees as "follow-on" investments, in order to increase its investment in an investee, and may exercise warrants, options or convertible securities that were acquired in the original financing. Such follow-on investments may be made for a variety of reasons including: 1) to increase the Company's exposure to an investee, 2) to acquire securities issued as a result of exercising convertible securities that were purchased in the original financing, 3) to preserve Franklin's proportionate ownership in a subsequent financing, or 4) in an attempt to preserve or enhance the value of the Company's investment. There can be no assurance that the Company will make follow-on investments or have sufficient funds to make such investments;

the Company will have the discretion to make any follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued validity of an investee and the Company's initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation.

Competition

         The Company competes for attractive investment opportunities with venture capital partnerships and corporations, merchant banks, venture capital affiliates of industrial and financial companies, Small Business Investment Companies ("SBICs") other BDCs and wealthy individuals.

Employees

         At December 31, 1997, the Company had six employees.

Regulation

         The Small Business Investment Incentive Act of 1980 modified the provisions of the 1940 Act that are applicable to a closed-end investment BDC. After filling its election to be treated as a BDC, a company may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities. The following is a brief description of the 1940 Act, as modified by the Small Business Investment Incentive Act of 1980, and is qualified in its entirety by the reference to the full text of the 1940 Act and the rules thereunder by the SEC.

         Generally, to be eligible to elect BDC status, a company must primarily engage in the business of furnishing capital and managerial expertise to companies which do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." More specifically, in order to qualify as a BDC, a company must (i) be a domestic company; (ii) have registered a class of its securities or have filed a registration statement with the SEC pursuant to Section 12 of the Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, immature or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) extend significant managerial assistance to such portfolio companies; (v) have a majority of "disinterested" directors (as defined in the 1940 Act) and (vi) file (or, under certain circumstances, intend to file) a proper notice of election with the SEC.

         An eligible portfolio company generally is a domestic company that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors or (iii) meets such other criteria as may be established by the SEC. Control under the 1940 Act is presumed to exist when a BDC owns 25 percent of the outstanding securities of the investee.

         The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70 percent of the value of the Company's assets consist of qualifying assets. Qualifying assets include: (i) securities of companies that were eligible portfolio companies at the time such company acquired their securities;
(ii) securities of bankrupt or insolvent companies that were eligible at the time of such company's initial investment in those companies; (iii) securities received in exchange for or distributed in or with respect to any of the foregoing and (iv) cash items, government securities and high quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons for whom, securities can be purchased in order for the securities to be considered qualifying assets. Such restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or their officers, directors or affiliates.

         The Company is permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its asset coverage, as defined in the 1940 Act, is at least 200 percent after the issuance of the debt or the preferred stock (i.e., such senior securities may not be in excess of 50 percent of its net assets). If the value of the Company's assets, as defined, were to increase through the issuance of additional capital stock or otherwise, the Company would be permitted under the 1940 Act to issue senior securities.

         The Company may sell its securities at a price that is below the prevailing net asset value per share only after a majority of its disinterested directors has determined that such sale would be in the best interest of the Company and its stockholders and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons. If the offering of the securities is underwritten, a majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discount or commission. As defined by the 1940 Act, the term "majority of the Company's outstanding voting securities" means the vote of (i) 67 percent or more of the Company's Common Stock present at the meeting, if the holders of more than 50 percent of the outstanding Common Stock are present or represented by proxy or (ii) more than 50 percent of the Company's outstanding Common Stock, whichever is less.

         Most of the transactions involving the Company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the Commission under the 1940 Act prior to its amendment by the Small Business Investment Incentive Act are now permissible upon the prior approval of a majority of the Company's independent directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain closely affiliated persons of the Company, including its directors, officers, and employees, may still require the prior approval of the Commission. In general, (i) any person who owns, controls or holds power to vote more than 5 percent of the Company's outstanding Common Stock; (ii) any director, executive officer or general partner of that person and (iii) any person who directly controls, is controlled by, or is under common control with that person, must obtain the prior approval of a majority of the Company's independent directors and, in some situations, the prior approval of the Commission, before engaging in certain transactions involving the Company or any company controlled by the Company. The 1940 Act generally does not restrict transactions between the Company and its portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraws its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined in the 1940 Act) of its outstanding voting securities, stockholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires stockholder approval for a change in any fundamental investment policy). The Company is entitled to change its diversification status without stockholder approval.

Item 2.           Properties

         Franklin maintains its offices at 450 Park Avenue, 10th Floor, New York, New York 10022, where it leases approximately 3,600 square feet of office space pursuant to a lease agreement expiring in 2003.

Item 3.           Legal Proceedings

         The Company is a plaintiff in an action brought against National Union Fire Insurance Company of Pittsburgh, PA ("National Union") in the Supreme Court of the State of New York. The action seeks reimbursement of $1,000,000 for fees and expenses incurred in connection with certain shareholder litigation brought against Franklin and its directors. National Union filed a motion to dismiss the complaint which the Company opposed. The motion is pending before the Court. The Company is unaware of any other material legal proceedings pending to which it is a party or to which any of its property is subject.

Item 4.           Submission of Matters to a Vote of Security Holders

         The Company did not submit any matters to a vote of its stockholders during the fourth quarter of the 1997 fiscal year.

                                     PART II

Item 5.      Market for Company's Common Equity and Related Stockholder Matters

Stock Transfer Agent

         Chase Mellon Shareholder Services, 85 Challenger Road, Overpack Center, Ridgefield Park, NJ 07660 (Telephone (800) 851-9677) serves as transfer agent for the Company's common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

Market Prices

         The Company's common stock is traded on The American Stock Exchange under the symbol "FKL". The following table sets forth the range of the high and low selling price of the Company's shares during each quarter of the last two years, as reported by the American Stock Exchange.

         1997 Quarter Ending          Low               High

         March 31                     $  9.375          $10.125
         June 30                      $  8.875          $ 9.750
         September 30*                $  7.000          $11.750
         December 31                  $  6.250          $ 7.750

         1996 Quarter Ending          Low               High

         March 31                     $ 9.250          $10.500
         June 30                      $10.000          $11.375
         September 30                 $10.625          $11.500
         December 31**                $ 9.000          $11.500

 *   A special distribution of $3.25 per share was declared in July 1997.
 **  A special distribution of $1.00 per share was declared in November 1996.

Stockholders

         As of March 16, 1998, there were 706 holders of record of the Company's common stock, which hold the Company's common stock for approximately 1,300 beneficial owners. The Company has 2,000,000 shares authorized, of which 1,003,986 are issued and 801,198 are outstanding at March 16, 1998.

Item 6.           Selected Financial Data

         The following tables should be read in conjunction with the Financial Statements included in Item 8 of this form 10-K.

           BALANCE SHEET DATA
          Financial Position as of December 31:

                                     1997                   1996                1995                1994                1993

Total Assets                       $7,718,458          $11,798,044         $12,658,556          $14,155,454          $14,041,993

Total Liabilities                    $375,326           $1,921,475         $   538,427          $   810,849             $879,871


Net asset value                    $7,343,132           $9,876,569          $12,120,129          $13,344,605          $13,162,122

Net asset value per share          $    9.17           $    12.33          $     14.67          $     15.40          $     14.96

Shares outstanding                    801,198             801,198              826,198              866,598              879,598




      Operating Data for the year ended December 31:

                                                  1997                  1996              1995          1994            1993

Investment Income                             $  497,021           $   852,211     $   948,436    $   709,068      $ 888,476


Net investment loss from operations           (1,903,829)           (1,553,891)     (1,209,464)    (1,441,669)      (926,776)


Net realized gain on investments,
      net of income taxes                      3,313,498               95,085          999,029      1,800,301        347,483


(Decrease) increase in
      unrealized appreciation
      of investments, net of
      deferred income taxes                   (1,339,212)              266,694         233,878        (58,124)       315,888

Net increase (decrease) in net
      assets from operations                      70,457            (1,192,112)        23,443         300,508       (263,405)


Net increase (decrease) in net
      assets from operations
      per weighted average number
      of shares outstanding                   $    0.09             $   (1.48)   $       0.03     $     0.35       $   (0.30)


Item. 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement of Operations

         The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets from operations", which is composed of the following: "Net investment loss from operations," which is the difference between the Company's income from interest, dividends and fees and its operating expenses; "Net realized gain on portfolio of investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost; any applicable income tax benefits (provisions); and "(Decrease) increase in unrealized appreciation of investments," which is the net change in the fair value of the Company's investment portfolio, net of any increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

         "Net realized gain (loss) on portfolio of investments" and (Decrease) increase in unrealized appreciation of investments" are directly related. When a security is sold to realize a gain, the net unrealized appreciation decreases and the net realized gain increases. When a security is sold to realize a loss, the net unrealized appreciation increases and the net realized gain decreases.

Financial Condition

         The Company's total assets and net assets were, respectively, $7,718,458 and $7,343,132 at December 31,1997, versus $11,798,044 and $9,876,569 at December 31,1996. Net asset value per share was $9.17 at December 31, 1997, versus $12.33 at December 31, 1996.

         Franklin paid a $3.25 per share special distribution on August 4, 1997 to its stockholders of record as of July 28,1997 totaling $2,603,894. Based on the calculation of current and cumulative earnings and profits at December 31, 1997, it was determined that this entire distribution was a return of capital to the stockholders. The Company also paid a $1.00 per share special distribution on December 4, 1996 to its stockholders of record as of November 25,1996 totaling $801,198, which entire distribution was also determined to be a return of capital to the stockholders. Franklin additionally paid a $1.00 per share special distribution on December 15, 1995 to its stockholders of record as of December 8, 1995 totaling $826,698. It was determined that this entire distribution was a dividend to stockholders.

         The Company's financial condition is dependent on the success of its investments. A summary of the Company's investment portfolio is as follows:

                                                  December 31, 1997             December 31, 1996

Investments, at cost                                 $ 4,209,672                     $ 6,019,894
Unrealized appreciation, net of
         deferred taxes                                 2,665,168                       4,004,380
                                                     ------------                   -------------
Investments, at fair value                           $ 6,874,840                     $ 10,024,274
                                                     ============                   =============


The Company has an investment in Avery Communications Inc. ("Avery"), valued at $5,511,000 at December 31, 1997, which represents 71.4% of the Company's total assets and 75.0% of it net assets. Avery is a holding corporation operating in the telecommunications industry. Its common stock is quoted on the OTC Electronic Bulletin Board under the symbol "ATEX". Hold Billing Services, Avery's sole current operating subsidiary, provides billing and collection services for inter-exchange carriers and long-distance resellers. Avery's other principal operating subsidiary was sold in early 1998.

         Franklin's original investment in Avery of $350,000 was made in August 1995, and an additional investment of $2,500,000 million was made in May 1997. On a primary share basis, Franklin owns more than 25 percent of Avery's outstanding voting stock. Additionally, three officers of Franklin have been appointed to Avery's six member Board of Directors; and Mr. Stephen Brown, Franklin's Chairman and CEO, has been appointed as the Vice Chairman of Avery's Board of Directors.

         During 1997, the Company dissolved its wholly-owned subsidiary, Excelsior. Excelsior was formed in 1992 to invest in broadcasting properties, primarily radio stations. Excelsior's last broadcast assets were sold effective December 31, 1995, at which point, and through the time of its dissolution, its assets consisted principally of cash, receivables from customers of the radio station and marketable securities. All remaining assets of Excelsior were distributed to Franklin during 1997. The Company realized a net gain of $3,166,842 in 1997 from this dissolution. At December 31, 1996, Excelsior had a market value of $7,678,158, which represented 65.1% of the Company's total assets and 77.7% of its net assets. At December 31, 1995, Excelsior had a market value of $8,005,393, which represented 63.2% of the Company's total assets and 66.1% of its net assets.

         At December 31, 1997, the Company had an investment in Seneca Capital, L.P. ("Seneca"), an investment partnership whose primary investment objective is to invest in securities which value will be meaningfully affected by an anticipated event. Seneca invests primarily in publicly traded equity securities of U.S. companies and, to control market risks, utilizes short positions, index options and other hedging techniques. Franklin is a 0.90% limited partner. The Company's original investment of $500,000 made in April 1996 is valued at $806,849 at December 31, 1997. At December 31, 1997, Seneca represents 10.5% of the Company's total assets and 11.0% of its net assets.

Results of Operations

Investment Income and Expenses:

         The Company's principal objective is to achieve capital appreciation through long-term investments in businesses believed to have favorable growth potential. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and provides little or no current yield in the form of dividends or interest. The Company earns interest income from loans, high yield bonds and other fixed income securities. The amount of interest income varies based upon the average balance of the Company's fixed income portfolio and the average yield on this portfolio.

         The Company had interest income of $225,840 in 1997, $96,918 in 1996 and $198,436 in 1995. The increase in 1997 from 1996 was the result of an increase in the amount of investments in high yield bonds in early 1997. Income from controlled affiliates of $257,258 in 1997 represents dividend and interest income from preferred stock and a note received in relation to the Company's investment in Avery. The $750,000 income from controlled affiliates in 1996 and 1995 represents management fee income from Excelsior.

         Operating expenses were $2,400,850 in 1997, $2,406,102 in 1996 and
$2,157,900 in 1995. Operating expenses included net professional fees, settlement costs and other expenses related to litigation of $535,017 in 1997, $754,631 in 1996 and $349,818 in 1995. Most of the Company's other operating expenses are related to employee and director compensation, office and rent expenses and professional fees (primarily general legal and audit fees).

         Net investment losses from operations were $1,903,829 in 1997, $1,553,891 in 1996 and $1,209,464 in 1995.

         The Company has relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Net Realized Gains and Losses on Portfolio of Investments:

         During the three years ended December 31, 1997, 1996 and 1995, the Company realized net gains before taxes of $3,105,165, $246,518 and $1,242,937, respectively, from the disposition of various investments.

         During 1997, Franklin realized a net gain from the dissolution of its wholly-owned subsidiary, Excelsior, of $3,166,842, as well as net gains of $81,597 on the sales of various marketable securities, including stocks and high yield bonds, and realized capital gains of $137,313 from the liquidation of holdings in investment partnerships. These were offset by a loss of $59,733 on the sale of a loan which had been originated when Franklin operated as a SBIC, as well as the write-off of $220,854 of investments in limited partnerships and securities in which there is no anticipated current or future value.

         During 1996 and 1995, the Company realized net gains of $246,518 and $1,242,937, respectively, on sales of marketable securities, primarily Market Analysis and Information Database, Inc. ("M.A.I.D.") common stock. M.A.I.D. is a leading online supplier of business intelligence services to business professionals world-wide. Established in 1985, M.A.I.D. plc was floated on the London Stock Exchange in 1994 and gained a NASDAQ listing in 1995.

Unrealized Appreciation of Investments:

         Unrealized appreciation of investments, net of deferred taxes, decreased by $1,339,212 during the year ended December 31, 1997, primarily due to the realization of the gain from the dissolution of Excelsior and decreased values for CIC Standby Ventures, L.P., Codman Research, Inc., Pixel Multimedia Ltd. and Hefty Profits Ltd. These were partially offset by increased values for Avery and Seneca.

         Unrealized appreciation of investments, net of deferred taxes, increased by $266,694 during the year ended December 31, 1996, primarily due to increased values for Avery, FMA High Yield Capital Appreciation L.P. and CIC Standby Ventures, L.P., offset by a decreased value for Excelsior.

         Unrealized appreciation of investments, net of deferred taxes, increased by $233,878 during the year ended December 31, 1995, primarily due to increased values for Avery, FMA High Yield Income L.P. and CIC Standby Ventures, L.P., offset by decreased values for Excelsior and M.A.I.D.

Liquidity and Capital Resources:

         The Company's reported total cash and cash equivalents, accrued interest and accounts receivable and marketable investment securities (the primary measure of liquidity) at December 31, 1997 was $720,470, compared to $442,805 at December 31, 1996 and $2,450,488 at December 31,1995. Management believes that these assets, together with its investment in Seneca, provide the Company with sufficient liquidity for its operations. Funds from Seneca may be withdrawn upon 30 day notice to the general partner.

Risks

         Pursuant to Section 64(b) (1) of the Investment Company Act of 1940, a BDC is required to describe the risk factors involved in an investment in its securities inherent in the nature of the company's investment portfolio. There are significant risks inherent in the Company's venture capital business. The Company has invested a substantial portion of its assets in small private companies and a non-reporting company with limited management depth and thin capitalization. Because of the speculative nature of these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable. Others will appear likely to become successful, but will never realize their potential. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company has in the past relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.

Risks Relating to the Year 2000 Issue

         Many existing computer programs were designed and developed without considering the impact of the upcoming change in the century. The problem exists when a computer program uses only two digits to identify a year in the date field. Extensive problems can result to a company's business, requiring substantial resources to remedy. The Company believes that the "Year 2000" problem may be material to Franklin's investments. Although the Company is addressing the problem with respect to its own business operations, there can be no assurance that the "Year 2000" problem will be properly or timely resolved, which could have a material adverse effect on the Company's results of operations and, in turn, cash available for distribution.

Item 8.   Financial Statements and Supplementary Data

         See Index to Financial Statements for a list of the Financial Statements and Supplementary Data included in this Form 10-K.

Item 9.   Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Company

Officers

         Stephen L. Brown, Chairman and Chief Executive Officer. For additional information about Mr. Brown, please see the Directors' biographical information section below.

         Spencer L. Brown, age 32, has been Senior Vice President of the Company since November 1995, Secretary of the Company since October 1994 and was Vice President from August 1994 to November 1995. From September 1993 to July 1994, Mr. Brown was an attorney with the firm of Wilson, Elser, Moskowitz, Edelman & Dicker, and from September 1991 to September 1993, he was an attorney with the firm of Weil, Gotshal & Manges LLP. Mr. Brown is also a director of Avery. Mr. Brown is the son of Stephen L. Brown, the Chairman and Chief Executive Officer of the Company.

         John Greenbaum, Chief Financial Officer and Treasurer of the Company. For additional information about Mr. Greenbaum, please see the Directors' biographical information section below.

         Stephen J. Mayer, age 45, has been Vice President and Controller of the Company since December 1994. From April 1994 to October 1994, he was Chief Financial Officer of Biltmore Mortgage Corp. From 1992 to April 1994, Mr. Mayer was Vice President and Controller of Midcoast Mortgage Corp.

Directors

         Stephen L. Brown, age 59, was elected to the Company's Board of Directors and appointed Chairman of its Board of Directors in October 1986. He has been Chief Executive Officer since October 1986. Since June 1984, Mr. Brown has been Chairman of S.L. Brown & Company, Inc. ("SLB & Co., Inc."), a private investment firm. Mr. Brown is a director of Copley Financial Services Corporation (advisor to Copley Fund, Inc., a mutual fund) and Avery.

         Miles L. Berger, age 67, joined the Board as a director in 1996. Mr. Berger has been Vice Chairman of Heitman Financial Ltd., a real estate service company, for more than the past five years. Mr. Berger is also Chairman of the Board of Mid Town Bank, Chicago, and a director of Innkeepers USA Trust, a Maryland real estate investment trust.

         Carl D. Glickman, age 71, has been a director of the Company since 1986. He is the President of The Glickman Organization, a real estate investment firm, for more than the past five years. Mr. Glickman is a director of The Bear Stearns Companies Inc., Alliance Tyre & Rubber Co., Andal Corp., Continental Health Affiliates, Inc., Infu Tech, Inc., Jerusalem Economics Corp., LTD, Lexington Growth Properties and Office Max, Inc.

         John Greenbaum, age 47, joined the Board as a director in 1992. Since March 1996, he has been Chief Financial Officer and Treasurer of the Company. Mr. Greenbaum acted as principal of Digital Media Group, a venture capital firm, from October 1994 through March 1996. From March 1988 to September 1994, he was Vice President of the Company, and from May 1992 to September 1994 acted as Secretary of the Company. Mr. Greenbaum is also a director of Avery.

         Irving Levine, age 76, became a director of the Company in 1990. He has been Chairman of the Board and President of Copley Fund, Inc., a mutual fund, since 1978, and Chairman and Treasurer of Stuffco International, Inc., a ladies handbag processor and chain-store operator, since 1978. Mr. Levine is also President and a director of Copley Financial Services Corporation (advisor to Copley Fund, Inc.), and a director of Rexnord Holdings, Inc.

         Jonathan A. Marshall, age 59, has been a director since 1987. Mr. Marshall is a Senior Partner in the law firm of Pennie & Edmonds, and has been a member of that firm since 1974. He is a member of the Bar of the State of New York and is admitted to practice before the United States Supreme Court and the United States Patent and Trademark Office.

         Jeffrey J. Steiner, age 60, joined the Board as a director in 1986. He has been Chairman and Chief Executive Officer of The Fairchild Corporation, an aviation services company, since October 1985. Mr. Steiner is also Chairman, Chief Executive Officer and a director of Banner Aerospace, Inc., a Vice Chairman and director of Shared Technology Fairchild, Inc., and a director of Copley Financial Service Corporation.

Item 11. Executive Compensation

Summary Compensation Table

         The following table sets forth a summary for each of the last three years of the cash and non-cash compensation awarded to, earned by, or paid to the Chief Executive Officer of the Company and the other executive officers of the Company, whose individual remuneration exceeded $100,000 for the year ended December 31, 1997.



              Name &                                          Additional        Other Annual         401K
        Principal Position        Year         Salary        Compensation       Compensation         Contribution
                                               ($)           ($)                ($)                  ($)
Stephen L. Brown             1997            390,000                  -                  -          9,500
Chairman & President         1996            390,000             32,500                  -          9,500
                      (1)    1995            390,000             32,500                  -          9,240

Spencer L. Brown             1997            120,000                  -                  -          8,050
Senior Vice President        1996            120,000             10,000                  -          7,200
     & Secretary             1995             90,000              7,500                  -          5,850

John Greenbaum               1997            120,000                  -                  -          6,900
Chief Financial Officer      1996             92,308             10,000              4,500          1,000
 & Treasurer         (2)     1995                  -                  -             18,000              -



(1) Mr. Brown is employed under a contract with the Company at a base salary of $390,000 per annum. The initial term of such employment contract expired on December 31, 1995, and is automatically extended from year to year thereafter unless the Company elects not to extend the term. In compliance with the terms of the Settlement (as described in footnote 5 to the financial statements), Mr. Brown's base salary was reduced to $350,000 effective January 1, 1998.

(2) Mr. Greenbaum joined the Company as Chief Financial Officer & Treasurer in March 1996 at an annual base salary of $120,000. During 1995 and through March 1996, Mr. Greenbaum served as an outside director of the Company for which he received compensation of $18,000 and $4,500, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the Commission) of the Company's common stock as of March 16, 1998 by 1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, 2) each director of the Company, 3) each current executive officer listed in the Summary Compensation Table and 4) all directors and executive officers of the Company as a group. Except as otherwise indicated, to the Company's knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The Company is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Company.

                                                       Number of
                                                      Shares and
                                                      Nature of
                  Name and Address                    Beneficial         Percent
                of Beneficial Owner                   Ownership          of Class
     Stephen L. Brown                                  249,238         (1) 31.1%
      c/o The Franklin Holding
     Corporation (Delaware)
     450 Park Avenue
     New York, New York 10022

     Jeffrey J. Steiner                                31,481         (2)   3.9%
     Carl D. Glickman                                  30,981         (3)   3.9%
     Miles L. Berger                                   10,000               1.2%
     Jonathan A. Marshall                               5,900                 *
     John Greenbaum                                     4,600         (4)     *
     Spencer L. Brown                                   5,526                 *
     Irving Levine                                      3,000         (5)     *
     Stephen J. Mayer                                     -                   *
     All officers and directors
          as a group (8 persons)                       286,932        (6) 35.8%
     -----------------------
      * Less than 1.0%

(1) Includes the 25,000 shares of Common Stock owned by SLB & Co., Inc. Mr. Brown has, subject to certain limitations, voting and investment power over the voting securities owned by SLB & Co. Inc. Mr. Brown is Chairman of SLB & Co., Inc. Includes 117,936 shares of Common Stock owned by certain stockholders of SLB & Co., Inc. for which Mr. Brown has an irrevocable proxy through no later than July 1, 1998. Does not include 1,250 shares owned by Mr. Brown's children. Mr. Brown disclaims beneficial ownership of such shares.

(2) Includes 30,981 shares owned by Primrose Associates, Inc., a corporation controlled by Mr. Steiner. 26,228 of these shares are subject to an irrevocable proxy given to Stephen L. Brown through no later than July 1, 1998. Does not include 25,000 shares of Common Stock owned by SLB & Co., Inc. Mr. Steiner is an indirect stockholder of SLB & Co., Inc. Mr. Steiner disclaims beneficial ownership of the shares of Common Stock owned by SLB & Co., Inc.

(3) Includes 26,228 shares owned by Mr. Glickman that are subject to an irrevocable proxy given to Stephen L. Brown through no later than July 1, 1998. Does not include 25,000 shares of Common Stock owned by SLB & Co., Inc. Mr. Glickman is a direct stockholder of SLB & Co., Inc. Mr. Glickman disclaims Beneficial ownership of the shares of Common Stock owned by SLB & Co., Inc.

(4) Ownership is through Greenbaum Brothers Partnership, in which Mr. Greenbaum has a 33% general Partnership interest.

(5) Includes 1,338 shares owned by Spencer L. Brown that are subject to an irrevocable proxy given to Stephen L. Brown through no later than July 1, 1998. Does not include 25,000 shares of Common Stock owned by SLB & Co., Inc. Spencer Brown is a direct stockholder of SLB & Co., Inc. Spencer Brown disclaims Beneficial ownership of the shares of Common Stock owned by SLB & Co., Inc.

(6) Includes 53,794 shares owned by other officers and directors that are subject to an irrevocable proxy given to Stephen L. Brown through no later than July 1, 1998.

Item 13. Certain Relationships and Related Transactions

         See Items 10 through 12 and Footnote 6 to the Financial Statements for discussion of related transactions.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

         (a)      (1) Financial Statements
                  (2) Exhibits
                      (3) (i) Articles of Incorporation*
                      (3) (ii) By-laws*
                      (23) Consent of Independent Auditors
                      (23) Financial Data Schedule (for EDGAR purposes only)

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the last quarter of 1997.

---------------
*Incorporated by reference to the Company's Form N-2, as amended, filed July 31, 1992.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE FRANKLIN HOLDING CORPORATION (DELAWARE)

Date: March 24, 1998                By:      /s/Stephen L. Brown
                                                -------------------------------
                                                Stephen L. Brown
                                                Chairman & President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signatures                          Title                              Date

/s/Stephen L. Brown                  Chairman &                          March 24, 1998
-------------------                     President
Stephen L. Brown

/s/Spencer L. Brown                  Senior Vice President &             March 24, 1998
-------------------                     Secretary
Spencer L. Brown

/s/John Greenbaum                    Chief  Financial Officer &          March 24, 1998
------------------                      Treasurer
John Greenbaum

/s/Stephen J. Mayer                  Vice President &                    March 24, 1998
-------------------                     Controller
Stephen J. Mayer

/s/Miles L. Berger                   Director                            March 24, 1998
--------------------
Miles L. Berger

/s/Carl D. Glickman                  Director                            March 24, 1998
--------------------
Carl D. Glickman

/s/Irving Levine                     Director                            March 24, 1998
--------------------
Irving Levine

/s/Jonathan A. Marshall              Director                            March 24, 1998
------------------------
Jonathan A. Marshall

/s/Jefrrey J. Steiner                Director                            March 24, 1998
----------------------
Jeffrey J. Steiner

                   THE FRANKLIN HOLDING CORPORATION (DELAWARE)

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



The following reports and financial schedules of The Franklin Holding Corporation (Delaware) are filed herewith and included in response to Item 14(a).

Documents                                                                      Page
--------                                                                       ----


         Report of Independent Public Accountants...............................22

Financial Statements
--------------------

         Balance Sheets as of
                  December 31, 1997 and 1996....................................23

         Statements of Operations for the years
                  ended December 31, 1997, 1996 and 1995........................24

         Statements of Cash Flows for the years
                  ended December 31, 1997, 1996 and 1995........................25

         Statements of Changes in Net Assets for the years
                  ended December 31, 1997, 1996 and 1995........................26

         Financial Highlights for the years ended December 31,
                  1997, 1996, 1995, 1994 and 1993.............................. 27

         Portfolio of Investments as of
                  December 31, 1997.............................................28

         Notes to Financial Statements..........................................30-38

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------





To the Stockholders and Board of Directors of The Franklin Holding Corporation (Delaware):

We have audited the accompanying balance sheets of The Franklin Holding Corporation (Delaware) (a Delaware corporation) as of December 31, 1997 and 1996, including the portfolio of investments as of December 31, 1997, and the related statements of operations, cash flows and changes in net assets for the three years ended December 31,1997, and the financial highlights for the five years ended December 31, 1997. These financial statements and financial highlights are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included the physical inspection of securities on hand at December 31, 1997 and 1996, and the confirmation of marketable investment securities owned as of December 31, 1997 and 1996, by correspondence with brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As explained in Note 2, the financial statements include investments valued at $6,833,318 (93% of net assets) as of December 31, 1997 whose fair values have been estimated by the Board of Directors in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of The Franklin Holding Corporation (Delaware) as of December 31, 1997 and 1996, the results of its operations, cash flows and changes in net assets for the three years ended December 31, 1997, and the financial highlights for the five years ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/Arthur Andersen LLP
------------------------
Arthur Andersen LLP




New York, New York
March 24, 1998

                   THE FRANKLIN HOLDING CORPORATION (DELAWARE)
=========================================================================================================

Balance Sheets

---------------------------------------------------------------------------------------------------------


December 31,                                                               1997               1996
---------------------------------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market value (cost: December 31,
    1997 - $41,522; December 31, 1996 - $39,695) (Note 2)                     $41,522            $39,695
Investments, at fair value (cost: December 31,1997 - $4,168,150;
    December 31, 1996 - $5,980,199)  (Note 2)
         Avery Communications Inc. (Note 6)                                 5,511,000            816,969
         Excelsior Communications Corporation                                       -          7,678,158
         Other investments                                                  1,322,318          1,489,452
                                                                            ----------         ---------
                                                                            6,833,318          9,984,579
                                                                            ----------         ---------

Cash and cash equivalents                                                     348,900            318,848
Accrued interest and accounts receivable (Note 6)                             330,048             84,262
Other assets                                                                  164,670          1,370,660
                                                                              --------         ---------

                                                                           $7,718,458        $11,798,044
TOTAL ASSETS


---------------------------------------------------------------------------------------------------------

LIABILITIES AND NET ASSETS

LIABILITIES

Accounts payable and accrued liabilities                                     $375,326         $1,921,475

TOTAL LIABILITIES                                                             375,326          1,921,475
                                                                              --------         ---------

Commitments and contingencies (Note 5)

NET ASSETS

Common stock, $1 par value: 2,000,000 shares authorized;
    1,003,986 shares issued and 801,198 shares outstanding
    at December 31,1997 and 1996;                                           1,003,986          1,003,986
Paid-in capital                                                             8,997,877          8,997,877
Unrealized appreciation of investments,
    net of deferred income taxes (Notes 2 and 3)                            2,665,168          4,004,380
Accumulated deficit                                                        (3,440,148)        (2,245,923)
                                                                           -----------        -----------

                                                                            9,226,883         11,760,320
Deduct: 202,788 shares at December 31, 1997 and 1996
    of common stock held in treasury, at cost  (Note 4)                    (1,883,751)        (1,883,751)
                                                                           -----------        -----------

Net assets, equivalent to $9.17 per share at December 31, 1997
      and $12.33 per share at December 31, 1996                             7,343,132          9,876,569
                                                                            ----------         ---------

TOTAL LIABILITIES AND NET ASSETS                                           $7,718,458        $11,798,044
                                                                           ===========       ===========

---------------------------------------------------------------------------------------------------------

               The accompanying notes are an integral part of these financial statements.

                   THE FRANKLIN HOLDING CORPORATION (DELAWARE)
=========================================================================================================================
 Statements of Operations

-------------------------------------------------------------------------------------------------------------------------


For the Year Ended December 31,                                             1997             1996             1995
                                                                      ---------------------------------------------------

INVESTMENT INCOME
    Income from controlled affiliates  (Note 6)                               $257,258         $750,000         $750,000
    Interest on short-term investments and money market accounts                49,112           17,940          138,822
    Interest on loans and debt securities                                      176,728           78,978           59,614
    Dividend income                                                              1,996            5,293                -
    Other Income                                                                11,927               -                 -
                                                                            -----------         ---------      ---------

                                                                               497,021          852,211          948,436
                                                                               --------         --------         -------

EXPENSES
    Salaries and employee benefits  (Note 7)                                   923,080          941,164          879,302
    Professional fees                                                          169,928          117,994          231,325
    Appraisal fees                                                              25,000                -                -
    Investment banking fee                                                      13,997                -           60,715
    Rent  (Note 5)                                                              97,607          108,857          135,008
    Insurance                                                                   43,748           48,462           51,193
    Directors' fees                                                            121,809          131,906          127,090
    Taxes other than income taxes                                               43,259           51,212           53,308
    Advertising and promotion                                                    7,826            9,116            6,500
    Depreciation and amortization                                               38,301           36,660           35,030
    Professional fees related to conversion to
          Business Development Corporation                                     114,991                -                -
    Professional fees related to Stearns & Foster litigation  (Note 5)          35,380          122,000          327,437
    Recovery from insurance company of professional fees related
         to Stearns & Foster litigation (Note 5)                                     -                -         (397,657)
    Net settlement of Stearns & Foster litigation ( Note 5)                          -          375,000                -
    Expenses related to Stockholders' litigation & proxy contest (Note 5)      499,637          257,631          420,038
    General and administrative                                                 266,287          206,100          228,611
                                                                               --------         --------         -------

                                                                             2,400,850        2,406,102        2,157,900
                                                                             ----------       ----------       ---------

Net investment loss from operations                                         (1,903,829)      (1,553,891)      (1,209,464)

Net realized gain on portfolio of investments                                3,105,165          246,518        1,242,937

Benefit (provision) for current income taxes  (Note 3)                         208,333         (151,433)        (243,908)
                                                                            -----------         ---------      ---------

Net realized income (loss)                                                   1,409,669       (1,458,806)        (210,435)

(Decrease) increase in unrealized appreciation of investments, net of deferred income tax benefit of $0; $100,636; and
    $274,364, respectively  (Note 3)                                        (1,339,212)         266,694          233,878
                                                                            -----------         ---------      ---------

Net increase (decrease) in net assets  from operations                         $70,457      ($1,192,112)         $23,443
                                                                              ========      ============         =======

Net increase (decrease) in net assets per common share                           $0.09           ($1.48)           $0.03
                                                                                ======          =======            =====

Weighted average number of common shares outstanding                           801,198          803,097          844,172
                                                                              ========         ========          =======

-------------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                  THE FRANKLIN HOLDING CORPORATION (DELAWARE)
============================================================================================================================


Statements of Cash Flows
----------------------------------------------------------------------------------------------------------------------------

For the Year Ended December 31,                                                1997              1996             1995
----------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net increase (decrease) in net assets from operations                          $70,457       ($1,192,112)         $23,443
  Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
      Depreciation and amortization                                               38,301            36,660           35,030
      Decrease (increase) in unrealized appreciation of investments            1,339,212          (166,058)          40,486
      Deferred income tax benefit                                                      -          (100,636)        (274,364)
      Amortization of discount on note receivable from Avery                    (127,760)                -                -
      Net realized gain on portfolio of investments                           (3,105,165)         (246,518)      (1,242,937)

      Changes in operating assets and liabilities:
        (Increase) decrease in accrued interest and accounts receivable         (161,101)          315,312         (121,051)
        Decrease (increase) in other assets                                    1,173,580        (1,126,211)         (41,076)
        (Decrease) increase in accounts payable and accrued liabilities       (1,592,196)        1,483,684            1,942
                                                                              -----------        ----------           -----

          Total adjustments                                                   (2,435,129)          196,233       (1,601,970)
                                                                              -----------          --------      -----------

          Net cash used in operating activities                               (2,364,672)         (995,879)      (1,578,527)
                                                                              -----------         ---------      -----------

Cash flows from investing activities:
  Proceeds from sale of investments, net of expenses                             309,000           300,001            4,052
  Cash consolidated from Excelsior Communications Corporation                  1,710,702                 -                -
  Return of capital from investments                                             887,313           677,716           26,993
  Acquisitions of investments                                                 (2,448,963)         (887,521)      (1,266,528)
  Proceeds from sale of marketable investment securities, net of expenses      7,296,186         2,099,051        3,323,571
  Purchases of marketable investment securities                               (2,749,730)           (1,694)      (3,579,556)
  Sales of fixed assets                                                                -                 -           86,937
  Purchases of fixed assets                                                       (5,890)          (21,791)          (2,977)
                                                                                  -------          --------          -------

          Net cash provided by (used in) investing activities                  4,998,618         2,165,762       (1,407,508)
                                                                               ----------        ----------      -----------

Cash flows from financing activities:
  Distribution to stockholders charged to accumulated deficit                 (2,603,894)         (801,198)        (826,698)
  Purchase of treasury stock                                                          -           (250,250)        (421,221)
                                                                                      --          ---------        ---------

          Net cash used in financing activities                               (2,603,894)       (1,051,448)      (1,247,919)
                                                                              -----------       -----------      -----------

Net increase (decrease) in cash and cash equivalents                              30,052           118,435       (4,233,954)

Cash and cash equivalents at beginning of year                                   318,848           200,413        4,434,367
                                                                                 --------          --------       ---------

Cash and cash equivalents at end of year                                        $348,900          $318,848         $200,413
                                                                                =========         =========        ========


----------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.


                   THE FRANKLIN HOLDING CORPORATION (DELAWARE)
===========================================================================================================================

Statements of Changes in Net Assets

---------------------------------------------------------------------------------------------------------------------------


For the Year Ended December 31,                                             1997               1996              1995
---------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in net assets from operations:
   Net investment loss                                                    ($1,903,829)       ($1,553,891)      ($1,209,464)
   Net realized gain on portfolio of investments,                           3,313,498             95,085           999,029
       net of current income taxes
   (Decrease) increase in unrealized appreciation of investments,
       net of deferred income taxes                                        (1,339,212)           266,694           233,878
                                                                           -----------           --------          -------

       Net increase (decrease) in net assets from operations                   70,457         (1,192,112)           23,443

Distributions to stockholders charged to
       accumulated deficit and earnings                                    (2,603,894)          (801,198)         (826,698)

Capital stock transactions:
   Purchase of treasury stock                                                      -            (250,250)         (421,221)
                                                                           -----------           --------          -------

       Total decrease in net assets                                        (2,533,437)        (2,243,560)       (1,224,476)
                                                                           -----------        -----------       -----------


Net assets at beginning of year                                             9,876,569         12,120,129        13,344,605
                                                                            ----------        -----------       ----------


Net assets at end of year                                                  $7,343,132         $9,876,569       $12,120,129
                                                                           ===========        ===========      ===========


---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


                   THE FRANKLIN HOLDING CORPORATION (DELAWARE)
===========================================================================================================================

Financial Highlights
---------------------------------------------------------------------------------------------------------------------------




For the Year Ended December 31,                                 1997          1996          1995          1994           1993
---------------------------------------------------------------------------------------------------------------------------

PER SHARE OPERATING PERFORMANCE (1):
Net asset value, beginning of period                          $12.33        $14.67        $15.40        $14.96         $15.17
                                                              -------       -------       -------       -------        ------

     Net investment loss                                       (2.37)        (1.93)        (1.43)        (1.66)         (1.01)
     Net gain on portfolio of                       .
       investments (realized and unrealized) after taxes        2.46          0.45          1.46          2.01           0.71
                                                                -----         -----         -----         -----          ----

Total from investment operations                                0.09         (1.48)         0.03          0.35          (0.30)
                                                                -----        ------         -----         -----         ------

Less dividends and distributions:
     Distributions from accumulated
        deficit and earnings                                   (3.25)        (1.00)        (1.00)         0.00           0.00
                                                               ------        ------        ------         -----          ----

Total dividends and distributions                              (3.25)        (1.00)        (1.00)         0.00           0.00
                                                               ------        ------        ------         -----          ----

Treasury stock transactions                                     0.00          0.14          0.24          0.09           0.09
                                                                -----         -----         -----         -----          ----

Net asset value, end of period                                 $9.17        $12.33        $14.67        $15.40         $14.96
                                                               ======       =======       =======       =======        ======

Market value per share, end of period                          $6.50        $10.13        $10.13         $8.13          $8.88
                                                               ======       =======       =======        ======         =====

TOTAL INVESTMENT RETURN:
Based on market value per share (%)                           (16.62)         9.64         35.45         (8.45)          0.00

RATIOS TO AVERAGE NET ASSETS:
Expenses (%)                                                   28.97         20.58         16.59         16.04          13.50
Net investment loss (%)                                       (22.97)       (13.29)       (11.17)       (10.76)         (7.00)

RATIOS/SUPPLEMENTAL DATA:
Net assets at end of period (000 omitted)                  $7,343        $9,877       $12,120       $13,345        $13,162
Portfolio turnover rate (%)                                    77             8            32            63             79

---------------------------------------------------------------------------------------------------------------------------

(1) Calculated based on weighted average number of shares outstanding during the period.

   The accompanying notes are an integral part of these financial highlights.

                  THE FRANKLIN HOLDING CORPORATION (DELAWARE)
=========================================================================================================================

Portfolio of Investments

-------------------------------------------------------------------------------------------------------------------------

Marketable Investment Securities
-------------------------------------------------------------------------------------------------------------------------
                                                                                                             Market
                                                                             Principal                        Value
December 31, 1997                                                            Amount ($)       Cost          (Note 2)
-------------------------------------------------------------------------------------------------------------------------

Certificate of Deposit - 4.65%, due 05/04/98.....................................$41,522          41,522          41,522
                                                                                                 -------         -------
     Total Marketable Investment Securities (0.6% of total investments)..........                 $41,522         $41,522
                                                                                                 =======         =======

-------------------------------------------------------------------------------------------------------------------------
Investments, at Fair Value
-------------------------------------------------------------------------------------------------------------------------

                                                                                                            Directors'
                                                                               Equity                       Valuation
December 31, 1997                                         Investment          Interest        Cost          (Note 2)
-------------------------------------------------------------------------------------------------------------------------

Controlled Affiliates
  Avery Communications Inc...............................Common stock                          $901,482
   (Telecommunications)

  Avery Communications Inc...........................Convertible preferred                      642,858
   (Telecommunications)                                stock - Series D;
                                                      10.0% dividend rate

  Avery Communications Inc...........................Convertible preferred                      350,000
   (Telecommunications)                                stock - Series E;
                                                      12.0% dividend rate

  Avery Communications Inc..............................Note (face value $1,000,000)            670,707
   (Telecommunications)                                  less unamortized discount;
                                                      10.0% interest rate
                                                         Due 5/31/2000

  Avery Communications Inc.................................Warrants                             357,051
                                                                                             ----------
   (Telecommunications)

Total Avery Communications Inc. (80.2% of total investments)                  22.62%          2,922,098     $ 5,511,000
                                                                        (fully diluted basis) ----------     -----------


Other Investments

  Seneca Limited Partnership..........................Limited partnership       0.85%             500,000         806,849
   (Investment limited partnership)                        interest

   Codman Research Inc...................................Common stock           3.00%             400,031         254,488
   (Heathcare information systems)

  CIC Standby Ventures, L.P. .........................Limited partnership       1.80%              73,007         192,007
   (Computer handwriting systems)                          interest

  FMA High Yield Income Limited Partnership ..........Limited partnership       2.80%                  -           43,974
   (Schroders high yield bond                              interest
                 limited partnership)

  GoAmerica Corp.........................................Common stock           0.50%              25,000          25,000
   (Internet software)

  Other investments......................................                                         248,014           -
                                                                                               ----------     -----------
  Total Other Investments (19.2% of total investments)
                                                                                               1,246,052       1,322,318
                                                                                               ----------     -----------

     Total Investments, at Fair Value.........................................................$4,168,150      $6,833,318

-------------------------------------------------------------------------------------------------------------------------


                   The accompanying notes are an integral part of this schedule.

Notes to Financial Statements


1. ORGANIZATION

The Franklin Holding Corporation (Delaware) ("Franklin Holding" or the "Corporation") is a Delaware corporation registered as a business development company ("BDC") under the Investment Company Act of 1940 (the "Act"). A BDC is a specialized type of investment company under the Act. A BDC must be primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such companies are termed "eligible portfolio companies". The Corporation, as a BDC, may invest in the securities of public companies and other investments that are not qualifying assets of eligible portfolio companies, however such investments may not exceed 30% of the Corporation's total asset value at the time of any such investment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Effective July 2, 1997, Franklin Holding's wholly owned subsidiary, Excelsior Communications Corporation ("Excelsior"), was dissolved. For financial reporting purposes as of and for the year ended December 31, 1997, the assets and operations of Excelsior have been consolidated with Franklin Holding. The Corporation, as a closed-end investment company registered under the Act, does not consolidate its non-investment company subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statements of Cash Flows

For purposes of the Statements of Cash Flows, Franklin Holding considers only highly liquid investments with maturities of 90 days or less at the date of their acquisition to be cash equivalents.

The Corporation paid no interest during the year ended December 31, 1997, 1996 and 1995, and paid $54,265 , $173,018 and $6,190 for income taxes during the year ended December 31, 1997, 1996 and 1995, respectively.

Valuation of Investments

Security investments which are publicly traded on a national exchange or NASDAQ are stated at the last reported sales price on the day of valuation, or if no sale was reported on that date, then the securities are stated at the last quoted bid price. The Board of Directors of Franklin Holding (the "Board of Directors") may determine, if appropriate, to discount the value where there is an impediment to the marketability of the securities held.

Investments for which there is no ready market are initially valued at cost and, thereafter, at fair value based upon the financial condition and operating results of the issuer and other pertinent factors as determined by the Board of Directors. The financial condition and operating results have been derived utilizing both audited and unaudited data. In the absence of a ready market for an investment, numerous assumptions are inherent in the valuation process. Some or all of these assumptions may not materialize. Unanticipated events and circumstances may occur subsequent to the date of the valuation and values may change due to future events. Therefore, the actual amounts eventually realized from each investment may vary from the valuations shown and the differences may be material. Franklin Holding reports the unrealized gain or loss resulting from such valuation in the Statements of Operations.

Gains on Portfolio of Investments

Amounts reported as realized gains are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains reported in the prior periods. Gains are considered realized when sales or dissolution of investments are consummated.

Income Taxes

Franklin Holding does not qualify as a Regulated Investment Company for income tax purposes. Therefore, the Corporation is taxed as a regular corporation.

Franklin Holding has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The significant components of deferred tax assets and liabilities are principally related to the Corporation's net operating loss carryforward and its unrealized appreciation of investments.

Depreciation and Amortization

Depreciation is recorded using the straight-line method at rates based upon estimated useful lives of five years for the respective assets. Franklin Holding amortizes its leasehold improvements over its useful life or the remaining life of the lease, whichever is shorter.

Net Increase (Decrease) in Net Assets Per Common Share

Net increase (decrease) in net assets per common share is based upon the weighted average number of shares of common stock outstanding. Franklin Holding has no common stock equivalents.

Reclassification

Certain reclassifications have been made to prior year finanical statements to conform with current year presentation.

3.  INCOME TAXES

At December 31, 1997, Franklin Holding had a net operating loss carryforward for Federal income tax purposes of approximately $3,093,000 that will begin to expire in 2011. At a 34% Federal income tax rate the benefit from this loss would be approximately $1,052,000.

For the years ended December 31, 1997, 1996 and 1995, Franklin Holding's tax benefit (provision) was based on the following:

===============================================================================

                                                                        1997                 1996                1995
                                                                     ----------           ----------          -------

Net investment loss from operations..........................    $    (1,903,829)     $    (1,553,891)    $    (1,209,464)
Net realized gain on portfolio of investments................          3,105,165              246,518           1,242,937
Increase (decrease) in unrealized appreciation...............         (1,339,212)             166,058             (40,486)
                                                                 ----------------     ---------------     ----------------
     Pre-tax book loss   ....................................    $      (137,876)     $    (1,141,315)    $        (7,013)
                                                                 ================     ================    ================

                                                                        1997                 1996                1995
                                                                     ----------           ----------          -------
Tax at 34% on $(137,876), $(1,141,315) and $(7,013),
    respectively.............................................    $        46,878      $       388,047     $         2,384
State and local, net of Federal benefit......................            (14,100)             (40,000)           (243,908)
Book losses for which no benefit is provided.................            (46,878)            (361,319)             -
Adjustment to deferred taxes provided in prior periods.......            222,433              (37,525)            271,980
                                                                 ---------------      ----------------    ---------------
                                                                 $       208,333      $       (50,797)    $        30,456
                                                                 ===============      ================    ===============

The components of the tax benefit (provision) are as follows:

                                                                        1997                 1996                1995
                                                                     ----------           ----------          -------

Current Federal tax (provision)..............................    $            -       $      (111,433)    $            -
Net deferred Federal tax benefit (provision).................                 -                67,339             (80,339)
Current state and local tax (provision)......................            (14,100)             (40,000)           (243,908)
Deferred state and local tax benefit.........................                 -                33,297             354,703
Adjustment to Federal, state and local taxes provided in
prior periods................................................            222,433                   -                   -
                                                                 ---------------      ---------------     ---------------
Benefit (provision) for income taxes.........................    $       208,333      $       (50,797)    $        30,456
                                                                 ===============      ================    ===============

==================================================================================================================================

Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At December 31, 1997 and 1996, deferred tax attributes consist of:

==================================================================================================================================

                                                                                                Asset (Liability)
                                                                                            1997                 1996
                                                                                            ----                 ----

Deferred Federal and state benefit from net operatin gloss carryforward.........     $       1,370,552    $         614,993
Deferred Federal and state benefit on reserves for litigation...................                    -               165,000

Deferred Federal and state provision on unrealized appreciation of investments..            (1,172,673)            (418,674)
Valuation allowance.............................................................              (197,879)            (361,319)
                                                                                     ------------------   ------------------
Deferred Taxes..................................................................     $              -     $              -
                                                                                     =================    ==================

==================================================================================================================================

At December 31, 1997, the realization of deferred tax assets is dependent upon future appreciation of the Corporation's investments.

4.  TREASURY STOCK

The Board of Directors has authorized Franklin Holding to repurchase up to an aggregate of 250,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. To date, Franklin Holding has repurchased 212,788 shares of its common stock of which 202,788 shares remain in treasury at December 31, 1997 and 1996.

5.  COMMITMENTS AND CONTINGENCIES

Franklin Holding is obligated under an operating lease which provides for annual minimum rental payments as follows:

--------------------------------------------------------------------------------
December 31,
1998.........................................................$  139,000
1999.........................................................   149,000
2000.........................................................   149,000
2001.........................................................   149,000
2002.........................................................   149,000
2003 ........................................................   151,000
                                                             ----------
                                                             $  886,000
                                                             ==========
--------------------------------------------------------------------------------


Rent expense for the year ended December 31, 1997, 1996 and 1995 was $97,607, $108,857, and $135,008, respectively. For the years ended December 31, 1997 and 1996, the Corporation collected rents of $44,750 and $33,500, respectively, from subtenants for a portion of its existing office space which is reflected in rent expense for that year.

In March 1994, Stearns and Foster Bedding Company ("Stearns & Foster") commenced a private cost recovery and contribution action against Franklin Holding and a number of other defendants in the United States District Court for the District of New Jersey (Newark). Stearns & Foster is the current owner of a site located in South Brunswick, New Jersey (the "Site"), which is the subject of an investigation and cleanup under the Industrial Site Recovery Act ("ISRA"). A settlement agreement concerning this matter was executed by the parties on February 28, 1997. Franklin Holding and its insurer respectively agreed therein to pay Stearns and Foster $375,000 and $1,125,000. In consideration for these payments, Stearns and Foster agreed to: (i) dismiss all claims against Franklin Holding and its related entities with prejudice; (ii) release Franklin Holding and its related entities from any past, present or future claims related to the matters at issue in the litigation; and (iii) indemnify and hold Franklin Holding and its related entities harmless as to any claims arising from or in any way related to the matters at issue in the litigation. All payments due under this settlement agreement were made in March, 1997.

In March 1995, a complaint was filed in the United States District Court for the Southern District of New York by a former director of Franklin Holding (who, in 1990, was not renominated for election to the Board of Directors) against the Corporation, its chairman, certain of its directors and an affiliated company ("Action No. 1"). Action No. 1 was purportedly brought both on behalf of a class of minority stockholders of Franklin Holding and derivatively on behalf of the Corporation. Action No. 1, in substance, alleged that the Corporation's Board did not comply with the "interested persons" provisions of the Act; that there had not been full disclosure about various matters, including with respect to the Corporation's application to deregister as an investment company and about the business relationships between defendants in proxy statements from 1989 through 1994; and that management's and directors' compensation and benefits were excessive in relation to the financial performance of the Corporation. The complaint asserted claims under the Act and SEC Rules promulgated thereunder and under common law. In May 1995, an amended complaint was filed containing in substance, the same claims as the original complaint, but purporting to assert additional derivative and class action claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The amended complaint alleged that Franklin Holding and its Board failed to disclose facts in various documents, including the Corporation's 1994 Annual Report and 1993 and 1994 Proxy Statements, with respect to, among other things, Franklin Holding's investment through Excelsior in various radio stations and the current status of the Corporation's operations.

After the filing of Action No.1, Mr. Jay B. Langner and a group of other individuals filed a Schedule 13D, pursuant to the 1934 Act and related regulatory requirements, announcing their intention to conduct a proxy campaign to gain control of the Corporation, with a view towards removing existing board members and bringing about the Corporation's dissolution and liquidation. In July 1995, the Corporation filed suit against Mr. Langner, and his group, claiming violations of the federal securities laws, in connection with the
Schedule 13D filing and the group's subsequent proxy materials ("Action No.2").

 In June 1995, the Corporation and the other defendants moved to dismiss the amended complaint in Action No.1 for failure to make the required demand upon the Board of Directors (as to purported derivative claims), for lack of standing to assert the purported derivative claims, for failure to state a claim upon which the requested relief can be granted and for failure to plead the claims for fraud with the required specificity. Plaintiff filed a second amended complaint in August 1995 containing in substance the same claims as the amended complaint, but including additional factual allegations. The second amended complaint sought unspecified monetary relief from the individual defendants and equitable and declaratory relief with respect to Franklin Holding, including setting aside the election of directors held at the Corporation's annual meeting in August 1994 and 1995 and Board action since August 1994, declaring the chairman's employment contract void, an accounting by defendants, and an injunction directing the liquidation of Franklin Holding and the appointment of a special fiscal agent, receiver or conservator to oversee same. The plaintiff and the defendants submitted supplemental briefings concerning the issue of whether the second amended complaint should be dismissed.

In January 1996, the Court issued an opinion partially granting and partially denying defendants' motion to dismiss. The Court dismissed plaintiff's derivative claims for failure to make the required demand upon the Board of Directors and abstained from entertaining plaintiff's claim that the Corporation be dissolved and that a special fiscal agent, receiver or conservator be appointed. The Court denied defendants' motion to dismiss with respect to the remainder of plaintiff's claims.

On December 10, 1996, the Court ruled that Action No. 1 could proceed as a class action and defined the class (the "Class") as the Corporation's stockholders excluding S. L. Brown & Company, Inc., the Corporation's directors, and their controlling stockholders, the members of their immediate families, their partners and other legal representatives.

On July 14, 1997, the parties in Action No.1 and Action No. 2 entered into a Stipulation of Settlement (the "Settlement"). The Settlement was approved by the District Court on September 11, 1997.

Pursuant to terms of the Settlement, the Board of Directors declared on July 18, 1997 a $3.25 special dividend to stockholders of record of the Corporation's Common Stock as of July 28, 1997. The special dividend payable to the Corporation's stockholders who are members of the Class in Action No. 1 was placed in a settlement fund for the benefit of the Class on August 7, 1997. The settlement fund, which was reduced by an amount totaling $740,748 for attorneys' fees and expenses awarded by the District Court to plaintiff's counsel in Action No. 1, was distributed to class members on October 20, 1997. The Corporation's stockholders who were recordholders on July 28, 1997, but were not members of the Class (and also including by terms of the Settlement, Miles L. Berger and members of his immediate family) received the special dividend on August 4, 1997.

The terms of the Settlement provided that the Corporation's directors would use their reasonable best efforts to formulate and adopt, and to cause the Corporation to call a meeting of its stockholders to vote upon a plan to designate the Corporation as a Business Development Company pursuant to the Act. On September 9, 1997, the stockholders approved a proposal that the Corporation be regulated as a BDC. On November 18, 1997, the Corporation filed a notification of election to become a BDC with the Commission. The election became effective upon receipt of the filing by the Commission.

Under the terms of the Settlement, upon the Corporation becoming a BDC, for three years thereafter: (a) each director's annual fees for all meetings of the Board or Directors and its committees actually attended, including consulting fees, shall not exceed in the aggregate a total of $12,000 per year, but such directors may receive incentive compensation, as determined in and subject to the absolute discretion of the Board of Directors and provided that such incentive compensation is permissible under the Act; and (b) the base salary for Stephen Brown shall not exceed $350,000 per year, but, during those three years, Mr. Brown also may receive such additional incentive compensation, as determined by and subject to the absolute discretion of the Board of Directors, as is permissible under the Act.

         The Corporation is a plaintiff in an action brought against National Union Fire Insurance Company of Pittsburgh, PA ("National Union") in the Supreme Court of the State of New York. The action seeks reimbursement of $1,000,000 for fees and expenses incurred in connection with certain shareholder litigation brought against Franklin and its directors. National Union filed a motion to dismiss the complaint which the Corporation opposed. The motion is pending before the court.

6. TRANSACTIONS WITH CONTROLLED AFFILIATES

On May 30, 1997, Franklin Holding made an additional investment of $2,500,000 in Avery Communications Inc. ("Avery"), a holding company in the telecommunications industry. The investment partially consisted of a $1,000,000 note with a maturity of three years that earns interest at the rate of 10.0% per annum. The first year's interest payment of $100,000 was made at the time the loan was made. As additional consideration for this note, the Corporation received warrants to purchase 666,667 shares of Avery common stock at $1.50 per share. These warrants expire in five years from the date of issuance. The remainder of the investment, $1,500,000, purchased 7.5 equity units in Avery. Each unit consists of 133,333 shares of common stock of Avery and 200,000 shares of preferred Series D stock which are convertible to 100,000 shares of common stock. The shares of preferred Series D stock earn a dividend of 10.0% per annum payable quarterly. This transaction, in conjunction with the investment in common and preferred stock of Avery that the Corporation held previously, resulted in Franklin Holding owning in excess of 25% of Avery's outstanding voting stock on a primary basis. Additionally, three officers of Franklin Holding were appointed to Avery's six person Board of Directors and the Corporation's Chairman and Chief Executive Officer was appointed as the Vice Chairman of Avery's Board of Directors.

For the year ended December 31, 1997, Franklin Holding's income from controlled affiliates consists of $129,500 in dividends from Avery and $127,758 of interest amortized on the note. At December 31, 1997, $170,403 is included in "Accrued interest and accounts receivable" on the accompanying balance sheet for amounts due from Avery for dividends and reimbursable expenses.

For the years ended December 31, 1996 and 1995, Franklin Holding's income from controlled affiliates consists of a management fee from Excelsior of $750,000 .

7.  EMPLOYEE STOCK SAVINGS PLAN

At December 31, 1997, Franklin Holding had a contributory retirement plan (the "Plan") covering all employees. Contributions to the Plan were invested in Franklin Holding's common stock and/or a selected group of mutual funds. Contributions for the year ended December 31, 1997, 1996 and 1995 were $27,093, $21,163, and $25,070, respectively, and are included in salaries and employee benefits in the accompanying Statements of Operations. The Plan was terminated in January 1998 and all funds were distributed to the participating employees.

8.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, excluding short-term investments, aggregated $5,198,693 and $8,492,499, respectively, for the year ended December 31, 1997 and $4,837,273 and $3,350,826, respectively, for the year ended December 31, 1996.

9. STOCKHOLDERS' DISTRIBUTION

Franklin Holding paid a $3.25 per share special distribution on August 4, 1997 to its stockholders of record as of July 28,1997 totaling $2,603,894. Based on the calculation of current and cumulative earnings and profits at December 31, 1997, it was determined that this entire distribution was a return of capital to the stockholders. Franklin Holding also paid a $1.00 per share special distribution on December 4, 1996 to its stockholders of record as of November 25,1996 totaling $801,198. Based on the calculation of current and cumulative earnings and profits at that time, it was determined that this entire distribution was also a return of capital to the stockholders.