Form 10-Q
period 1998-03-31
FRANKLIN HOLDING CORP
filed 1998-05-15
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

                                       or

     __   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to _______________.

Commission File Number               1-9727

                   The Franklin Holding Corporation (Delaware)
              ----------------------------------------------------
               (Exact name of registrant specified in its charter)

         Delaware                                         13-3419202
-------------------------                   ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

450 Park Avenue, 10th Floor, New York, New York                    10022
-----------------------------------------------             --------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code       (212) 486-2323
                                                     ---------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---


The aggregate market value of the voting stock held by non-affiliates of the Registrant as of May 1, 1998 was $4,114,128 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock, par value $.01 per share, outstanding as of May 1, 1998 was 801,198.

                                       1
715134.1

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated July 31, 1992 (the "Prospectus") are incorporated by reference in Part I, Part II and Part III hereof.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements ............................................    3

         Balance Sheets...................................................    4

         Statements of Operations ........................................    5

         Statements of Cash Flows ........................................    6

         Statements of Changes in Net Assets .............................    7

         Portfolio of Investments ........................................    8

         Notes to Financial Statements....................................    9

Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations................................   20

         Financial Condition .............................................   20

         Results of Operations  ..........................................   21

         Liquidity and Capital Resources .................................   23

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................   24

Item 2.   Changes in Securities and Use of Proceeds.......................   24

Item 3.   Defaults Upon Senior Securities ................................   24

Item 4.   Submission of Matters to a Vote of Security Holders ............   24

Item 5.   Other Information ..............................................   24

Item 6.   Exhibits and Reports on Form 8-K................................   24

Signature.................................................................   24

715134.1

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

WHEN USED IN THIS QUARTERLY REPORT ON FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS QUARTERLY REPOSRT ON FORM 10-Q PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN THE COMPANY'S REGISTRATION STATEMENT ON FORM N-2 (FILE NO.811-5103) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDO RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

         The information furnished in the accompanying financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

         On August 5, 1997, the Board of Directors determined that it would be in the best interests of the Company and its stockholders to elect to become a BDC under the 1940 Act. On September 9, 1997, at the Annual Meeting of Stockholders, the stockholders of Franklin approved the proposal that the Company be regulated as a BDC. On November 18, 1997, the Company filed a notification of election to become a BDC with the Commission. The election became effective upon the receipt of the filing by the Commission. Certain information and disclosures normally included in the financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 contained in the Company's 1997 Annual Report on Form 10-K.

715134.1


                  THE FRANKLIN HOLDING CORPORATION (DELAWARE)
===========================================================================================================

Balance Sheets

-----------------------------------------------------------------------------------------------------------
                                                                           March 31,         December 31,
                                                                             1998               1997
March 31,                                                                (unaudited)         (audited)
-----------------------------------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market value (cost: March 31,
    1998 - $61,994; December 31, 1997 - $41,522) (Note 2)                    $57,899           $41,522
Investments, at fair value (cost: March 31,1998 - $4,216,884;
    December 31, 1997 - $4,168,150)  (Note 2)
         Avery Communications Inc. (Note 6)                                5,511,000         5,511,000
         Other investments                                                 1,058,309         1,322,318
                                                                          ----------         ---------
                                                                           6,569,309         6,833,318
                                                                          ----------         ---------

Cash and cash equivalents                                                    356,479           348,900
Accrued interest and accounts receivable (Note 6)                            345,551           330,048
Other assets                                                                 181,722           164,670
                                                                            --------           -------

                                                                          $7,510,960        $7,718,458
TOTAL ASSETS


-----------------------------------------------------------------------------------------------------------

LIABILITIES AND NET ASSETS

LIABILITIES

Accounts payable and accrued liabilities                                    $382,766          $375,326

TOTAL LIABILITIES                                                            382,766           375,326
                                                                            --------           -------

Commitments and contingencies (Note 5)

NET ASSETS

Common stock, $1 par value: 2,000,000 shares authorized;
    1,003,986 shares issued and 801,198 shares outstanding
    at March 31,1998 and December 31, 1997 (Note 7)                        1,003,986         1,003,986
Paid-in capital                                                            8,997,877         8,997,877
Unrealized appreciation of investments,
    net of deferred income taxes (Notes 2 and 3)                           2,348,330         2,665,168
Accumulated deficit                                                       (3,338,248)       (3,440,148)
                                                                          -----------       -----------

                                                                           9,011,945         9,226,883
Deduct: 202,788 shares at March 31, 1998 and December 31, 1997
    of common stock held in treasury, at cost  (Note 4)                   (1,883,751)       (1,883,751)
                                                                          -----------       -----------

Net assets, equivalent to $8.90 per share at March 31, 1998
      and $9.17 per share at December 31, 1997                             7,128,194         7,343,132
                                                                          ----------         ---------

TOTAL LIABILITIES AND NET ASSETS                                          $7,510,960        $7,718,458
                                                                         ===========        ==========

-----------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements

715194.1



                   THE FRANKLIN HOLDING CORPORATION (DELAWARE)
===============================================================================================================

Statements of Operations
(unaudited)
---------------------------------------------------------------------------------------------------------------


For the Three Months Ended March 31,                                             1998              1997
---------------------------------------------------------------------------------------------------------------

INVESTMENT INCOME
    Income from controlled affiliates  (Note 6)                                  $102,758           $10,500
    Dividend income                                                                76,915               762
    Interest income                                                                 1,162           123,433
    Other Income                                                                     -                7,986
                                                                                 --------           -------

                                                                                  180,835           142,681
                                                                                 --------           -------

EXPENSES
    Salaries and employee benefits  (Note 7)                                      214,729           253,609
    Professional fees                                                              20,824            76,106
    Investment banking fee                                                           -                6,954
    Rent  (Note 5)                                                                 28,473            26,589
    Insurance                                                                      10,731            11,150
    Directors' fees                                                                11,250            36,185
    Taxes other than income taxes                                                  18,333            16,157
    Newswire and promotion                                                          2,975               195
    Depreciation and amortization                                                   9,575             9,575
    General and administrative                                                     50,208            79,578
    Professional fees related to conversion to
          Business Development Corporation                                           -                8,429
    Professional fees related to Stearns & Foster litigation  (Note 5)               -                5,300
    Expenses related to Stockholders' litigation & proxy contest (Note 5)            -              209,700
                                                                                 --------           -------

                                                                                  367,098           739,527
                                                                                 --------           -------

Net investment loss from operations                                              (186,263)         (596,846)

Net realized gain on portfolio of investments                                     290,563           217,083

(Provision) benefit for current income taxes  (Note 3)                             (2,400)          106,500
                                                                                ---------           -------

Net realized income (loss)                                                        101,900          (273,263)

Decrease in unrealized appreciation of investments, net
    of deferred income taxes                                                     (316,838)         (117,786)
                                                                                ---------           -------

Net decrease in net assets  from operations                                     ($214,938)        ($391,049)
                                                                                =========         =========

Net decrease in net assets per common share                                       ($0.27)            ($0.49)
                                                                                =========         =========

Weighted average number of common shares outstanding                              801,198           801,198
                                                                                =========         =========

---------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

715194.1


                  THE FRANKLIN HOLDING CORPORATION (DELAWARE)
===============================================================================================================

Statements of Cash Flows
(unaudited)
---------------------------------------------------------------------------------------------------------------

For the Three Months Ended March 31,                                               1998              1997
---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net decrease in net assets from operations                                       ($214,938)        ($391,049)
  Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
      Depreciation and amortization                                                    9,575             9,575
      Decrease in unrealized appreciation of investments                             316,838           117,786
      Amortization of discount on note receivable from Avery                         (54,755)                -
      Net realized gain on portfolio of investments                                 (290,563)         (217,083)

      Changes in operating assets and liabilities:
        (Increase) in accrued interest and accounts receivable                       (15,503)         (285,340)
        (Increase) decrease in other assets                                          (26,628)        1,124,198
        Increase (decrease) in accounts payable and accrued liabilities                7,440        (1,438,610)
                                                                                       ------       -----------

          Total adjustments                                                          (53,596)         (689,474)
                                                                                     --------         ---------

          Net cash used in operating activities                                     (268,534)       (1,080,523)
                                                                                    ---------       -----------

Cash flows from investing activities:
  Cash consolidated from Excelsior Communications Corporation                              -         1,710,702
  Return of capital from investments                                                 293,556                 -
  Acquisitions of investments                                                              -           (46,336)
  Proceeds from sale of marketable investment securities, net of expenses             28,511         2,650,774
  Purchases of marketable investment securities                                      (45,954)       (2,230,696)
  Purchases of fixed assets                                                               -             (4,681)
                                                                                          --           -------

          Net cash provided by investing activities                                  276,113         2,079,763
                                                                                     --------        ---------

Net increase in cash and cash equivalents                                              7,579           999,240

Cash and cash equivalents at beginning of period                                     348,900           318,848
                                                                                     --------          -------

Cash and cash equivalents at end of period                                          $356,479        $1,318,088
                                                                                    =========       ==========


---------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

715194.1


                  THE FRANKLIN HOLDING CORPORATION (DELAWARE)
==========================================================================================================


Statements of Changes in Net Assets
(unaudited)
----------------------------------------------------------------------------------------------------------


For the Three Months Ended March 31,                                             1998              1997
----------------------------------------------------------------------------------------------------------

(Decrease) increase in net assets from operations:
   Net investment loss                                                        ($186,263)        ($596,846)
   Net realized gain on portfolio of investments,
       net of current income taxes                                              288,163           323,583
   Decrease in unrealized appreciation of investments,
       net of deferred income taxes                                            (316,838)         (117,786)
                                                                               ---------         ---------

       Net decrease in net assets from operations                              (214,938)         (391,049)
                                                                               ---------         ---------

       Total decrease in net assets                                            (214,938)         (391,049)
                                                                               ---------         ---------


Net assets at beginning of period                                             7,343,132         9,876,569
                                                                              ----------        ---------


Net assets at end of period                                                  $7,128,194        $9,485,520
                                                                             ===========       ==========


----------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

715194.1


                  THE FRANKLIN HOLDING CORPORATION (DELAWARE)
============================================================================================================================

Portfolio of Investments
(unaudited)
----------------------------------------------------------------------------------------------------------------------------

Marketable Investment Securities
----------------------------------------------------------------------------------------------------------------------------

                                                                                Number of
                                                                                Shares or                         Market
                                                                                Principal                         Value
March 31, 1998                                                                  Amount ($)       Cost            (Note 2)
----------------------------------------------------------------------------------------------------------------------------

Communication Intelligence Corp. - common stock................................  14,557          $   20,472      $ 16,377
Certificate of Deposit - 4.65%, due 05/04/98................................... $41,522              41,522        41,522

    Total Marketable Investment Securities (0.9% of total investments).........                  $   61,994      $ 57,899

----------------------------------------------------------------------------------------------------------------------------
Investments, at Fair Value
----------------------------------------------------------------------------------------------------------------------------

                                                                                                                  Directors'
                                                                                  Equity                          Valuation
March 31, 1998                                            Investment              Interest             Cost        (Note 2)
----------------------------------------------------------------------------------------------------------------------------

Controlled Affiliates
  Avery Communications Inc........................      Common stock                                $901,481
   (Telecommunications)

  Avery Communications Inc........................   Convertible preferred                           642,858
   (Telecommunications)                                stock - Series D;
                                                      10.0% dividend rate

  Avery Communications Inc........................   Convertible preferred                           350,000
   (Telecommunications)                                stock - Series E;
                                                      12.0% dividend rate

  Avery Communications Inc........................   Note (face value $1,000,000)                    725,463
   (Telecommunications)                               less unamortized discount;
                                                      10.0% interest rate
                                                         Due 5/31/2000

  Avery Communications Inc........................          Warrants                                 357,051
                                                                                                  ----------
   (Telecommunications)

Total Avery Communications (83.2% of total investments)                            22.14%          2,976,853     $ 5,511,000
                                                                           (fully diluted basis)  ----------     -----------


Other Investments

  Seneca Limited Partnership......................   Limited partnership            0.85%            500,000         535,007
   (Investment limited partnership)                       interest

   Codman Research Inc............................      Common stock                2.75%            400,031         254,488
   (Heathcare information systems)

  CIC Standby Ventures, L.P. .....................   Limited partnership            1.80%             66,986         153,397
   (Computer handwriting systems)                         interest

  FMA High Yield Income Limited Partnership ......   Limited partnership            2.82%               -             90,417
   (Schroders high yield bond                             interest
                 limited partnership)

  GoAmerica Corp..................................      Common stock                0.50%             25,000          25,000
   (Internet software)

  Other investments...............................                                                   248,014            -
                                                                                                    --------            -


Total Other Investments (15.9% of total investments)                                               1,240,031       1,058,309
                                                                                                  ----------       ---------

     Total Investments, at Fair Value.................................................            $4,216,884      $6,569,309

----------------------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

715194.1

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Effective July 2, 1997, Franklin Holding's wholly owned subsidiary, Excelsior Communications Corporation ("Excelsior"), was dissolved. For financial reporting purposes as of and for the three months ended March 31, 1998, the assets and operations of Excelsior have been consolidated with Franklin Holding. The Corporation, as a closed-end investment company registered under the Act, does not consolidate its non-investment company subsidiaries.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statements of Cash Flows

For purposes of the Statements of Cash Flows, Franklin Holding considers only highly liquid investments with maturities of 90 days or less at the date of their acquisition to be cash equivalents.

The Corporation paid no interest during the three months ended March 31, 1998 and 1997, and paid $0 and $20,313 for income taxes during the three months ended March 31, 1998 and 1997, respectively.

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

715129.1

Net Increase (Decrease) in Net Assets Per Common Share

Net increase (decrease) in net assets per common share is based upon the weighted average number of shares of common stock outstanding. See Note 7 for discussion of Stock Option Plans.


Reclassification

Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

3.       INCOME TAXES

At December 31, 1997, Franklin Holding had a net operating loss carryforward for Federal income tax purposes of approximately $3,093,000 that will begin to expire in 2011. At a 34% Federal income tax rate the benefit from this loss would be approximately $1,052,000.

For the three months ended March 31, 1998 and 1997, Franklin Holding's tax (provision) benefit was based on the following:



                                                                                   1998                  1997
                                                                                ----------            ----------
Net investment loss from operations.............................              $  (  186,263)        $ (  596,846)
Net realized gain on portfolio of investments...................                    290,563              217,083
Decrease in unrealized appreciation.............................                 (  316,838)          (  117,786)
                                                                              -------------         ------------
     Pre-tax book (loss)........................................              $  (  212,538)        $ (  497,549)
                                                                              =============         ============



                                                                                   1998                  1997
                                                                                ----------            ----------
Tax at 34% on $(212,538) and $(497,549)
  respectively..................................................              $      72,263         $   169,167
State and local, net of Federal benefit.........................                   (  2,400)            ( 4,500)
Book losses for which no benefit is provided....................                   ( 72,263)           (169,167)
Adjustment to deferred taxes
         provided in prior periods..............................                       -                111,000
                                                                              -------------         -----------
                                                                              $    (  2,400)        $   106,500
                                                                              =============         ===========


The components of the tax (provision) benefit are as follows:

                                                                                   1998                  1997
                                                                                ----------            ----------
Current state and local tax
  Provision.....................................................                $    ( 2,400)       $    (4,500)
Adjustment to Federal, state and local taxes
   provided in prior periods....................................                        -
                                                                                  ----------            111,000
(Provision) benefit for income taxes............................                $    ( 2,400)       $   106,500
                                                                                =============       ===========



Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.


At March 31, 1998 and December 31, 1997, deferred tax attributes consist of:



                                                                                          Asset (Liability)
                                                                                ---------------------------------------

                                                                                  March 31,              December 31,
                                                                                    1998                    1997
                                                                                  ---------              -----------

Deferred Federal and state benefit from net operating
  loss carryforward.............................................                $ 1,330,603         $   1,370,552
Deferred Federal and state provision on unrealized
  appreciation of investments...................................                 (1,033,265)            (1,172,673)
Valuation allowance.............................................                   (297,338)              (197,879)
                                                                                -------------       ---------------
  Deferred taxes................................................                $      -            $         -
                                                                                =============       ===============


At March 31, 1998, the realization of deferred tax assets is dependent upon future appreciation of the Corporation's investments.

715129.1

4.       TREASURY STOCK

The Board of Directors has authorized Franklin Holding to repurchase up to an aggregate of 250,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. To date, Franklin Holding has repurchased 212,788 shares of its common stock of which 202,788 shares remain in treasury at March 31, 1998.

5.       COMMITMENTS AND CONTINGENCIES

Franklin Holding is obligated under an operating lease which provides for annual minimum rental payments as follows:


December 31,
1998..........................................................       $  139,000
1999..........................................................          149,000
2000..........................................................          149,000
2001..........................................................          149,000
2002..........................................................          149,000
2003 .........................................................          151,000
                                                                     ----------
                                                                     $  886,000
                                                                     ==========


Rent expense for the three months ended March 31, 1998 and 1997 was $28,473 and $25,589, respectively. For the three months ended March 31, 1998 and 1997, the Corporation collected rents of $10,250 and $9,000, respectively, from subtenants for a portion of its existing office space which is reflected in rent expense for that year.

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

715129.1

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

715129.1

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

The Corporation is a plaintiff in an action brought against National Union Fire Insurance Company of Pittsburgh, PA ("National Union") in the Supreme Court of the State of New York. The action seeks reimbursement of $ 1,000,000 for fees and expenses incurred in connection with certain shareholder litigation brought against Franklin and its directors. National Union filed a motion to dismiss the complaint which the Corporations opposed. The motion is pending before the court.

715129.1

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

For the three months ended March 31, 1998 and 1997, Franklin Holding's income from controlled affiliates consists of $48,000 and $10,500, respectively, in dividends from Avery, and $54,758 and $0, respectively, of interest amortized on the note. At March 31, 1998 and 1997, $202,330 and $10,500, respectively, are included in "Accrued interest and accounts receivable" on the accompanying balance sheets for amounts due from Avery for dividends and reimbursable expenses.

          7.       EMPLOYEE BENEFIT PLANS

On September 9, 1997 approved two Stock Option Plans: a Stock Incentive Plan ("SIP") to be offered to the Corporation's consultants, officers and employees (including any officer or employee who is also a director of the Corporation) and a Non-Statutory Stock Option Plan ("SOP") to be offered to the Corporation's "outside " directors, i.e., those directors who are not also officers or employees of Franklin Holding. 75,000 shares of the Corporations Common Stock have been reserved for issuance under these plans, of which 45,000 shares have been reserved for the SIP and 30,000 shares have been reserved for the SOP. Shares subject to options that terminate of expire prior to exercise will be available for future grants under the Plans.

The SIP is administered by the Compensation Committee of the Board of Directors (the "Committee") which is composed of three "outside" directors. The Committee has the authority, among other rights, to select the participants to whom awards may be granted, determine the types of awards to be granted, and determine the vesting terms and other conditions of an award to an SIP participant. The SIP permits the Committee to grant participants options to purchase Common Stock (including incentive stock options within the meaning of Section 422 of the Internal Revenue Code ("ISOs") or "non-statutory stock options" ("non-ISOs")), stock appreciation rights, restricted stock and tax offset bonuses.

The SOP is administered by the full Board of Directors. Only non-ISOs can be granted under the SOP. Because the issuance of options to "outside" directors is not permitted under the Act without an exemptive

715129.1
order by the Commission, the issuance of options under the SOP is conditioned upon the granting of such order. The Corporation has applied for such relief and will not issue options to "outside" directors until obtaining such exemptive relief. In the event such relief is not granted, no "outside" directors will be issued options pursuant to the SOP.

On January 27, 1998, 45,000 options were granted in total to three eligible officers of the Corporation under the SIP. The strike price of the options was $7.00 per share which represented the closing price of Franklin Holding's Common Stock as reported by the American Stock Exchange on that date. One-third of the options granted vested immediately; another one-third vest one year from the date of issuance; and the final one-third vest two years after the date of issuance. The options expire after five years.

Franklin Holding accounts for the Stock Option Plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plans been determined consistent with the fair value method required by FASB Statement No. 123 ("FASB 123"), the Corporation's net realized income for the three months ended March 31, 1998 and the net asset value per share at March 31, 1998 would have been reduced to the following pro forma amounts.

Net realized income:

As reported                                  $ 101,900
Pro forma                                    $  64,275

Net decrease in net assets per share:

As reported                                 ($   0.27)
Pro forma                                   ($   0.31)

Net Asset Value per share:

As reported                                  $   8.90
Pro forma                                    $   8.85

The fair value of the option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions at March 31, 1998:

                  Stock volatility                    27%
                  Risk-free interest rate            5.5%
                  Option term in years                 4
                  Stock dividend yield                 -

715129.1

A summary of the status of the Stock Option Plans at March 31, 1998 and changes during the three months then ended is presented in the table and narrative below:


                                                           Weighted
                                                            Average
                                                           Exercise
                                            Shares           Price
                                        --------------   ------------
Outstanding at beginning of
  period                                      -                -
Granted                                     45,000           $7.00
Exercised                                     -                -
Forfeited                                     -                -
Expired                                       -                -
Outstanding at end of period                45,000           $7.00
Exercisable at end of period                15,000           $7.00
Weighted average fair value of
  options granted                            $2.13


The exercise price for all options outstanding as of March 31, 1998 is $7.00 with a remaining life of 3.8 years.

Prior to the Stock Option Plans, Franklin Holding had a contributory retirement plan (the "Plan") covering all employees. Contributions to the Plan were invested in Franklin Holding's common stock and/or a selected group of mutual funds. Contributions for the three months ended March 31, 1997 were $9,165 and are included in salaries and employee benefits in the accompanying Statements of Operations. The Plan was terminated in January 1998 and all funds were distributed to the participating employees.

8.       PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, excluding short term investments, aggregated $45,954 and $322,067, respectively, for the three months ended March 31, 1998 and $2,277,032 and $2,650,774, respectively, for the three months ended March 31, 1997.

715129.1

9.       STOCKHOLDERS' DISTRIBUTION

Franklin Holding paid a $3.25 per share special distribution on August 4, 1997 to its stockholders of record as of July 28,1997 totaling $2,603,894. Based on the calculation of current and cumulative earnings and profits at December 31, 1997, it was determined that this entire distribution was a return of capital to the stockholders.

715129.1

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement of Operations

         The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets from operations", which is composed of the following: "Net investment loss from operations," which is the difference between the Company's income from interest, dividends and fees and its operating expenses; "Net realized gain on portfolio of investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost; any applicable income tax provisions (benefits); and "Net increase (decrease) in unrealized appreciation of investments," which is the net change in the fair value of the Company's investment portfolio, net of any increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

         "Net realized gain (loss) on portfolio of investments" and "Net increases (decrease) in unrealized appreciation of investments" are directly related. When a security is sold to realize a gain, the net unrealized appreciation decreases and the net realized gain increases. When a security is sold to realize a loss, the net unrealized appreciation increases and the net realized gain decreases.


Financial Condition

         The Company's total assets and net assets were, respectively, $7,510,960 and $7,128,194 at March 31,1998, versus $7,718,458 and $7,343,132 at
December 31,1997. Net asset value per share was $8.90 at March 31, 1998, versus $9.17 at December 31, 1997.

         Franklin paid a $3.25 per share special distribution on August 4, 1997 to its stockholders of record as of July 28,1997 totaling $2,603,894. Based on the calculation of current and cumulative earnings and profits at December 31, 1997, it was determined that this entire distribution was a return of capital to the stockholders.

         The Company's financial condition is dependent on the success of its investments. A summary of the Company's investment portfolio is as follows:


                                            March 31, 1998                  December 31, 1997

Investments, at cost                        $ 4,278,878                     $   4,209,672
Unrealized appreciation, net of
         deferred taxes                       2,348,330                         2,665,168
                                            ------------                    -------------
Investments, at fair value                  $ 6,627,208                     $   6,874,840
                                            ===========                     =============


715112.1

         The Company has an investment in Avery valued at $5,511,000 at both March 31, 1998 and December 31, 1997. This investment represents 73.4% of the Company's total assets and 77.3% of it net assets at March 31, 1998, and 71.4% of the Company's total assets and 75.0% of it net assets at December 31, 1997. Avery is a holding corporation operating in the telecommunications industry. Its common stock is quoted on the OTC Electronic Bulletin Board under the symbol "ATEX". Hold Billing Services, Avery's sole current operating subsidiary, provides billing and collection services for inter-exchange carriers and long-distance resellers. Avery's other principal operating subsidiary was sold in early 1998.

         Franklin's original investment in Avery of $350,000 was made in August 1995, and an additional investment of $2.5 million was made in May 1997. On a primary share basis, Franklin owns more than 25 percent of Avery's outstanding voting stock. Additionally, three officers of Franklin have been appointed to Avery's six member Board of Directors; and Mr. Stephen Brown, Franklin's Chairman and CEO, has been appointed as the Vice Chairman of Avery's Board of Directors.

         During 1997, the Company dissolved its wholly-owned subsidiary, Excelsior, which had been formed in 1992 to invest in broadcasting properties, primarily radio stations. Excelsior's last broadcast assets were sold effective December 31, 1995, at which point, and through the time of its dissolution, its assets consisted principally of cash, receivables from customers of the radio station and marketable securities. All remaining assets of Excelsior were distributed to Franklin during 1997. The Company realized a net gain of $15,984 for the three months ended March 31, 1997 and $3,166,842 for the year ended December 31, 1977 from this dissolution.

         At March 31, 1998 and December 31, 1997, the Company had an investment in the Seneca Capital, L.P. ("Seneca"), an investment partnership whose primary investment objective is to invest in securities whose value will be meaningfully affected by an anticipated event. Seneca invests primarily in publicly traded equity securities of U.S. companies and, to control market risks, utilizes short positions, index options and other hedging techniques. Franklin is a 0.85% limited partner. The Company's original investment of $500,000 was made in April 1996 through Excelsior. The asset was valued at $806,849 at December 31, 1997, and $535,007 at March 31, 1998 after Seneca distributed $350,000 to the Company in March 1998. $76,915 of this distribution, which represents current period earnings in Seneca, is included in Dividend income for the three months ended March 31, 1998. The remaining $273,085 is included in Net realized gain on portfolio of investments. At March 31, 1998, Seneca represents 7.1% of the Company's total assets and 7.5% of its net assets. At December 31, 1997, Seneca represents 10.5% of the Company's total assets and 11.0% of its net assets.

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

715112.1

         The Company had income from controlled affiliates of $102,758 and $10,500 for the three months ended March 31, 1998 and 1997, respectively, which represents dividend and interest income from preferred stock and a note received in relation to the Company's investment in Avery. Interest income was $1,162 and $123,433 for the three months ended March 31, 1998 and 1997, respectively. The decrease from 1997 to 1998 was the result of the sale of investments in high yield bonds in early 1997, the proceeds of which were used to make the additional investment in Avery. Dividend income of $76,915 for the three months ended March 31, 1998 represents the current period earnings from Seneca which were distributed in March, 1998.

         Operating expenses were $367,098 and $739,527 for the three months ended March 31, 1998 and 1997, respectively. Operating expenses in 1997 included net professional fees, settlement costs and other expenses related to litigation of $215,000. Most of the Company's other operating expenses are related to employee and director compensation, office and rent expenses and professional fees (primarily general legal and audit fees).

         Net investment losses from operations were $186,263 and $596,846 for the three months ended March 31, 1998 and 1997, respectively.

         The Company has relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Net Realized Gains on Portfolio of Investments:

         During the three months ended March 31, 1998 and 1997, the Company realized net gains before taxes of $290,563 and $217,083, respectively, from the disposition of various investments.

         During the three months ended March 31, 1998, Franklin realized a gain of $273,085 from the distribution from its investment in Seneca and a gain of $14,450 from a stock distribution from its investment in CIC Standby Ventures, L.P., as well as net gains of $3,028 on the sales of various marketable securities.

          During the three months ended March 31, 1997, Franklin realized a net gain from the dissolution of its wholly-owned subsidiary, Excelsior, of $15,984, as well as net gains of $201,099 on the sales of various marketable securities, including stocks and high yield bonds.


Unrealized Appreciation of Investments:

         Unrealized appreciation of investments, net of deferred taxes, decreased by $316,838 during the three months ended March 31, 1998, primarily due to the realization of the gains from the distributions from Seneca and CIC Standby Ventures, L.P. and income realized from the amortization of the note discount from Avery. These were partially offset by an increased value for the FMA High Yield Income L.P.

         Unrealized appreciation of investments, net of deferred taxes, decreased by $117,786 during the three months ended March 31, 1997, primarily due to decreased values and gains on the sales of various marketable securities and a decrease in the value of CIC Standby Ventures, L.P. These were offset by increased values for Avery, Seneca and the TCW Global Fund. L.P.

715112.1

Liquidity and Capital Resources:

         The Company's reported total cash and cash equivalents, accrued interest and accounts receivable and marketable investment securities (the primary measure of liquidity) at March 31, 1998 was $759,929, compared to $720,470 at December 31, 1997. Management believes that these assets, together with its investment in Seneca, provide the Company with sufficient liquidity for its operations. Funds from Seneca may be withdrawn upon 30 day notice to the general partner.

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

715112.1

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
                  None

Item 2.   Changes in Securities and Use of Proceeds
                  None

Item 3.   Defaults Upon Senior Securities
                  None

Item 4.   Submission of Matters to a Vote of Security
                  None

Item 5.   Other Information
                  None

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits. The exhibits which are filed with this Form 10-Q or incorporated herein by reference are set for in the Exhibit Index on page 26.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first quarter of 1998.




                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    THE FRANKLIN HOLDING
                                    CORPORATION (DELAWARE)

Date: May 14, 1998                  By: /s/  John Greenbaum
                                        ---------------------------------------
                                        John Greembaum
                                        Chief Financial Officer

715112.1