Form 10-Q
period 1998-06-30
FRANKLIN HOLDING CORP
filed 1998-08-14
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
     X

                  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

                                       or

     __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to _______________.

Commission File Number               1-9727

                          Franklin Capital Corporation
         ----------------------------------------------------------------
               (Exact name of registrant specified in its charter)

         Delaware                                          13-3419202          .
--------------------------                   -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

450 Park Avenue, 10th Floor, New York, New York                         10022  .
-----------------------------------------------                       ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code       (212) 486-2323        .
                                                     ---------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --   --


The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 1, 1998 was $4,114,128 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock, par value $.01 per share, outstanding as of August 1, 1998 was 801,198.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated July 31, 1992 (the "Prospectus") are incorporated by reference in Part I, Part II and Part III hereof.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements .................................................3

         Balance Sheets........................................................4

         Statements of Operations .............................................5

         Statements of Cash Flows .............................................6

         Statements of Changes in Net Assets ..................................7

         Portfolio of Investments .............................................8

         Notes to Financial Statements.........................................9

Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                    18

         Financial Condition .................................................18

         Results of Operations  ..............................................19

         Liquidity and Capital Resources .....................................21

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................22

Item 2.   Changes in Securities and Use of Proceeds...........................22

Item 3.   Defaults Upon Senior Securities ....................................22

Item 4.   Submission of Matters to a Vote of Security Holders ................22

Item 5.   Other Information ..................................................22

Item 6.   Exhibits and Reports on Form 8-K....................................22

Signature.....................................................................22

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

WHEN USED IN THIS QUARTERLY REPORT ON FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN THE COMPANY'S REGISTRATION STATEMENT ON FORM N-2 (FILE NO.811-5103) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDO RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

         The information furnished in the accompanying financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

         On August 5, 1997, the Board of Directors determined that it would be in the best interests of the Company and its stockholders to elect to become a Business Development Company ("BDC') under the 1940 Act. On September 9, 1997, at the Annual Meeting of Stockholders, the stockholders of Franklin approved the proposal that the Company be regulated as a BDC. On November 18, 1997, the Company filed a notification of election to become a BDC with the Commission. The election became effective upon the receipt of the filing by the Commission. Certain information and disclosures normally included in the financial statements in accordance with Generally Accepted Accounting Principles have been condensed or omitted as permitted by Regulation S-X and Regulation S-K. It is suggested that the accompanying financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 contained in the Company's 1997 Annual Report on Form 10-K.

                          FRANKLIN CAPITAL CORPORATION
===========================================================================================================


Balance Sheets

-----------------------------------------------------------------------------------------------------------

                                                                           June 30,         December 31,
                                                                             1998               1997
June 30,                                                                 (unaudited)         (audited)
-----------------------------------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market value (cost: June 30,
    1998 - $42,490; December 31, 1997 - $41,522) (Note 2)                       $42,490            $41,522
Investments, at fair value (cost: June 30,1998 - $4,263,305;
    December 31, 1997 - $4,168,150)  (Note 2)
         Avery Communications Inc. (Note 6)                                   5,880,013          5,511,000
         Other investments                                                      952,320          1,322,318
                                                                                --------         ---------
                                                                              6,832,333          6,833,318
                                                                              ----------         ---------

Cash and cash equivalents                                                        58,409            348,900
Accrued interest and accounts receivable (Note 6)                               178,448            330,048
Other assets                                                                    180,206            164,670
                                                                                --------           -------

                                                                             $7,291,886         $7,718,458
TOTAL ASSETS


-----------------------------------------------------------------------------------------------------------
LIABILITIES AND NET ASSETS

LIABILITIES

Accounts payable and accrued liabilities                                       $234,838           $375,326

TOTAL LIABILITIES                                                               234,838            375,326
                                                                                --------           -------

Commitments and contingencies (Note 5)

NET ASSETS

Common stock, $1 par value: 2,000,000 shares authorized;
    1,003,986 shares issued and 801,198 shares outstanding
    at June 30,1998 and December 31, 1997 (Note 7)                            1,003,986          1,003,986
Paid-in capital                                                               8,997,877          8,997,877
Unrealized appreciation of investments,
    net of deferred income taxes (Notes 2 and 3)                              2,569,028          2,665,168
Accumulated deficit                                                          (3,630,092)        (3,440,148)
                                                                             -----------        -----------

                                                                              8,940,799          9,226,883
Deduct: 202,788 shares at June 30, 1998 and December 31, 1997
    of common stock held in treasury, at cost  (Note 4)                      (1,883,751)        (1,883,751)
                                                                             -----------        -----------

Net assets, equivalent to $8.81 per share at June 30, 1998
      and $9.17 per share at December 31, 1997                                7,057,048          7,343,132
                                                                              ----------         ---------

TOTAL LIABILITIES AND NET ASSETS                                             $7,291,886         $7,718,458
                                                                             ===========        ==========

-----------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements

                                         FRANKLIN CAPITAL CORPORATION
========================================================================================================================

 Statements of Operations
(unaudited)
------------------------------------------------------------------------------------------------------------------------
                                                                        Three Months Ended          Six Months Ended
                                                                              June 30                   June 30
                                                                        1998          1997          1998        1997
------------------------------------------------------------------------------------------------------------------------

INVESTMENT INCOME
    Income from controlled affiliates  (Note 6)                          $102,636       $31,333     $205,394     $41,833
    Dividend income                                                             -           278       76,915       1,040
    Interest income                                                         3,689        52,977        4,851     176,410
     Other Income                                                               -             -            -       7,986
                                                                       ----------    ----------   ----------   ---------

                                                                          106,325        84,588      287,160     227,269
                                                                          -------        ------      -------     -------

EXPENSES
    Salaries and employee benefits  (Note 7)                              206,755       215,969      421,484     469,578
    Professional fees                                                      74,913       (24,534)      95,737      51,572
    Appraisal fees                                                          3,087             -        3,087           -
    Employment fees                                                        12,500             -       12,500
    Investment banking fee                                                      -         7,044            -      13,998
    Rent  (Note 5)                                                         23,342        30,144       51,815      56,733
    Insurance                                                              10,400        11,286       21,131      22,436
    Directors' fees                                                        14,789        28,821       26,039      65,006
    Taxes other than income taxes                                          16,431        11,887       34,764      28,044
    Newswire and promotion                                                  1,427         1,490        4,402       1,685
    Depreciation and amortization                                           9,576         9,700       19,151      19,275
    General and administrative                                             54,944        43,824      105,152     123,402
    Professional fees related to conversion to
       Business Development Corporation                                         -        10,049            -      18,478
    Professional fees related to Stearns & Foster litigation (Note 5)           -        23,160            -      28,460
    Expenses related to Stockholders' litigation & proxy contest (Note 5)       -       211,000            -     420,700
                                                                          -------        ------      -------     -------

                                                                          428,164       579,840      795,262   1,319,367
                                                                         --------       -------     --------   ---------

Net investment loss from operations                                      (321,839)     (495,252)    (508,102) (1,092,098)

Net realized gain on portfolio of investments                              32,395       132,019      322,958     349,102

(Provision) benefit for current income taxes  (Note 3)                     (2,400)       (1,000)      (4,800)    105,500
                                                                           -------       -------      -------    -------

Net realized loss                                                        (291,844)     (364,233)    (189,944)   (637,496)

Increase (decrease) in unrealized appreciation of investments,
    net of deferred income taxes                                          220,698      (324,836)     (96,140)   (442,622)
                                                                          --------     ---------     --------   ---------

Net decrease in net assets  from operations                              ($71,146)    ($689,069)   ($286,084)($1,080,118)
                                                                         =========    ==========   ========== ===========

Net decrease in net assets per common share                                ($0.09)       ($0.86)      ($0.36)     ($1.35)
                                                                           =======       =======      =======     =======

Weighted average number of common shares outstanding                       801,198       801,198      801,198     801,198
                                                                          ========      ========     ========     =======

-------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
===============================================================================================================


Statements of Cash Flows
(unaudited)
---------------------------------------------------------------------------------------------------------------

For the Six Months Ended June 30,                                                  1998              1997
---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net decrease in net assets from operations                                       ($286,084)      ($1,080,118)
  Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
      Depreciation and amortization                                                   19,151            19,275
      Decrease in unrealized appreciation of investments                              96,140           442,622
      Amortization of discount on note receivable from Avery                        (101,176)           (8,333)
      Net realized gain on portfolio of investments                                 (322,958)         (349,102)

      Changes in operating assets and liabilities:
        Accrued interest and accounts receivable                                     151,600          (355,446)
        Other assets                                                                 (34,687)        1,172,377
        Accounts payable and accrued liabilities                                    (140,488)       (1,626,342)
                                                                                    ---------       -----------

          Total adjustments                                                         (332,418)         (704,949)
                                                                                    ---------         ---------

          Net cash used in operating activities                                     (618,502)       (1,785,067)
                                                                                    ---------       -----------

Cash flows from investing activities:
  Cash consolidated from Excelsior Communications Corporation                              -         1,710,702
  Return of capital from investments                                                 336,180                 -
  Acquisitions of investments                                                              -        (2,456,335)
  Proceeds from sale of marketable investment securities, net of expenses             71,159         6,674,565
  Purchases of marketable investment securities                                      (79,328)       (2,661,418)
                                                                                     --------       -----------

          Net cash provided by investing activities                                  328,011         3,267,514
                                                                                     --------        ---------

Net (decrease) increase in cash and cash equivalents                                (290,491)        1,482,447

Cash and cash equivalents at beginning of period                                     348,900           318,848
                                                                                     --------          -------

Cash and cash equivalents at end of period                                           $58,409        $1,801,295
                                                                                     ========       ==========


---------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION
===============================================================================================================


Statements of Changes in Net Assets
(unaudited)
---------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended       Six Months Ended
                                                                     June 30                  June 30
                                                                 1998       1997         1998         1997
---------------------------------------------------------------------------------------------------------------

Decrease in net assets from operations:
   Net investment loss                                         ($321,839)  ($495,252)   ($508,102) ($1,092,098)
   Net realized gain on portfolio of investments,
       net of current income taxes                                29,995     131,019      318,158      454,602
   Increase (decrease) in unrealized appreciation of
       investments, net of deferred income taxes                 220,698    (324,836)     (96,140)    (442,622)
                                                                 --------   ---------     --------    ---------

       Net decrease in net assets from operations                (71,146)   (689,069)    (286,084)  (1,080,118)
                                                                 --------   ---------    ---------  -----------

       Total decrease in net assets                              (71,146)   (689,069)    (286,084)  (1,080,118)
                                                                 --------   ---------    ---------  -----------


Net assets at beginning of period                              7,128,194   9,485,520    7,343,132    9,876,569
                                                               ----------  ----------   ----------   ---------


Net assets at end of period                                   $7,057,048  $8,796,451   $7,057,048   $8,796,451
                                                              =========== ===========  ===========  ==========


---------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.


FRANKLIN CAPITAL CORPORATION
================================================================================================================

Portfolio of Investments
(unaudited)
----------------------------------------------------------------------------------------------------------------

Marketable Investment Securities
----------------------------------------------------------------------------------------------------------------

                                                                       Number of
                                                                       Shares or                     Market
                                                                       Principal                     Value
June 30, 1998                                                          Amount ($)       Cost         (Note 2)
----------------------------------------------------------------------------------------------------------------

Certificate of Deposit - 4.45%, due 11/04/98........................   $42,490          42,490         42,490

     Total Marketable Investment Securities.........................               $    42,490    $    42,490
 (0.6% of total investments)                                                       -----------    -----------
----------------------------------------------------------------------------------------------------------------
Investments, at Fair Value
----------------------------------------------------------------------------------------------------------------

                                                                                                   Directors'
                                                                        Equity                     Valuation
June 30, 1998                                        Investment        Interest        Cost         (Note 2)
----------------------------------------------------------------------------------------------------------------

Controlled Affiliates
  Avery Communications Inc..................        Common stock                     $901,481
   (Telecommunications)

  Avery Communications Inc..................    Convertible preferred                 642,858
   (Telecommunications)                           stock - Series D;
                                                 10.0% dividend rate

  Avery Communications Inc..................    Convertible.preferred                 350,000
   (Telecommunications)                           stock - Series E;
                                                 12.0% dividend rate

  Avery Communications Inc...................    Note (face value $1,000,000)          1,884
   (Telecommunications)                            less unamortized discount;
                                                      10.0% interest rate
                                                       Due 5/31/2000

  Avery Communications Inc...................             Warrants                   357,051
                                                                                     -------
   (Telecommunications)

Total Avery Communications (85.5% of total investments)                  20.6%     3,023,274    $ 5,880,013
                                                                                   ----------   -----------
                                                                (fully diluted basis)

Other Investments

  Seneca Limited Partnership..................        Limited partnership   0.9%       500,000        493,062
   (Investment limited partnership)                         interest

   Codman Research Inc........................        Common stock          2.8%       400,031        254,488
   (Healthcare information systems)

  CIC Standby Ventures, L.P. .................        Limited partnership   1.8%        66,986        142,010
   (Computer handwriting systems)                          interest

  FMA High Yield Income Limited Partnership           Limited partnership   2.8%             -         37,760
   (Schroders high yield bond                              interest
                 limited partnership)

  GoAmerica Corp..............................         Common stock         0.5%        25,000         25,000
   (Internet software)

  Other investments...........................                                         248,014             -
                                                                                       --------        -------

Total Other Investments (13.9% of total investments)                                   1,240,031        952,320
                                                                                       ----------       -------
     Total Investments, at Fair Value..........                                      $4,263,305      $6,832,333
                                                                                     ==========      ==========
----------------------------------------------------------------------------------------------------------------

                             See accompanying notes.

Notes to Financial Statements


1. ORGANIZATION

Franklin Capital Corporation (formerly The Franklin Holding Corporation (Delaware)) ("Franklin", the "Company" or the "Corporation") is a Delaware corporation registered as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "Act"). A BDC is a specialized type of investment company under the Act. A BDC must be primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such companies are termed "eligible portfolio companies". The Corporation, as a BDC, may invest in the securities of public companies and other investments that are not qualifying assets of eligible portfolio companies, however such investments may not exceed 30% of the Corporation's total asset value at the time of any such investment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Effective July 2, 1997, Franklin's wholly owned subsidiary, Excelsior Communications Corporation ("Excelsior"), was dissolved. For financial reporting purposes, the assets and operations of Excelsior have been consolidated with Franklin effective January 1, 1997. The Corporation, as a closed-end investment company registered under the Act, does not consolidate its non-investment company subsidiaries.

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

Statements of Cash Flows

For purposes of the Statements of Cash Flows, Franklin considers only highly liquid investments with maturities of 90 days or less at the date of their acquisition to be cash equivalents.

The Corporation paid no interest during the six months ended June 30, 1998 and 1997, and paid $1,628 and $20,313 for income taxes during the six months ended June 30, 1998 and 1997, respectively.

Valuation of Investments

Security investments which are publicly traded on a national exchange or NASDAQ are stated at the last reported sales price on the day of valuation, or if no sale was reported on that date, then the securities are stated at the last quoted bid price. The Board of Directors of Franklin (the "Board of Directors") may determine, if appropriate, to discount the value where there is an impediment to the marketability of the securities held.

Investments for which there is no ready market are initially valued at cost and, thereafter, at fair value based upon the financial condition and operating results of the issuer and other pertinent factors as determined by the Board of Directors. The financial condition and operating results have been derived utilizing both audited and unaudited data. In the absence of a ready market for an investment, numerous assumptions are inherent in the valuation process. Some or all of these assumptions may not materialize. Unanticipated events and circumstances may occur subsequent to the date of the valuation and values may change due to future events. Therefore, the actual amounts eventually realized from each investment may vary from the valuations shown and the differences may be material. Franklin reports the unrealized gain or loss resulting from such valuation in the Statements of Operations.

Gains on Portfolio of Investments

Amounts reported as realized gains are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains reported in the prior periods. Gains are considered realized when sales or dissolution of investments are consummated.

Income Taxes

Franklin does not qualify as a Regulated Investment Company for income tax purposes. Therefore, the Corporation is taxed as a regular corporation.

Franklin has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The significant components of deferred tax assets and liabilities are principally related to the Corporation's net operating loss carryforward and its unrealized appreciation of investments.

Depreciation and Amortization

Depreciation is recorded using the straight-line method at rates based upon estimated useful lives of five years for the respective assets. Franklin amortizes its leasehold improvements over its useful life or the remaining life of the lease, whichever is shorter.

Net Increase (Decrease) in Net Assets Per Common Share

Net increase (decrease) in net assets per common share is based upon the weighted average number of shares of common stock outstanding. See Note 7 for discussion of Stock Option Plans.


Reclassification

Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

3.  INCOME TAXES

At December 31, 1997, Franklin had a net operating loss carryforward for Federal income tax purposes of approximately $3,093,000 that will begin to expire in 2011. At a 34% Federal income tax rate the benefit from this loss would be approximately $1,052,000.


For the six months ended June 30, 1998 and 1997, Franklin's tax (provision) benefit was based on the following:



                                                                                1998               1997
                                                                              ---------          ---------

Net investment loss from operations..............................          $ (  508,102)    $( 1,092,098)
Net realized gain on portfolio of investments....................               322,958          349,102
Decrease in unrealized appreciation..............................            (   96,140)     (   442,622)
                                                                           ---------------  -------------
     Pre-tax book (loss).........................................          $  (   281,284)  $ (1,185,618)
                                                                           ===============  =============


                                                                                1998                1997
                                                                              ----------          ---------

Tax at 34% on $(281,284) and $(1,185,618)
  respectively....................................................         $      95,637          $  403,110
State and local, net of Federal benefit...........................              (  4,800)            ( 5,500)
Book losses for which no benefit is provided......................              ( 95,637)           (403,110)
Adjustment to deferred taxes
         provided in prior periods................................                     -              111,000
                                                                           --------------         ------------
                                                                            $    ( 4,800)         $   105,500
                                                                           ==============         ============

The components of the tax (provision) benefit are as follows:

                                                                                  1998                     1997
                                                                                --------                 -------

Current state and local tax
  Provision......................................................              $  ( 4,800)              $   (5,500)
5,500)
Adjustment to Federal, state and local taxes                                            -                  111,000
   provided in prior periods.....................................              -----------               ----------

(Provision) benefit for income taxes.............................              $  ( 4,800)              $  105,500
                                                                               ===========              ===========


Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.


At June 30, 1998 and December 31, 1997, significant deferred tax assets and liabilities consist of:




                                                                                                     Asset (Liability)
                                                                                            --------------------------------
                                                                                              June 30,           December 31,
                                                                                                 1998              1997
                                                                                            ----------           ----------

Deferred Federal and state benefit from net operating
  loss carryforward............................................                             $ 1,443,472          $   1,370,552

Deferred Federal and state provision on unrealized
  appreciation of investments...................................                             (1,130,372)            (1,172,673)
Valuation allowance.............................................                               (313,100)            (197,879)
  Deferred taxes................................................                            $      -             $      -
                                                                                            ============         ==============
-------------------------------------------------------------------------------------------------------------------------------

At June 30, 1998, the realization of deferred tax assets is dependent upon future appreciation of the Corporation's investments.

4.  TREASURY STOCK

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 250,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. To date, Franklin has repurchased 212,788 shares of its common stock of which 202,788 shares remain in treasury at June 30, 1998.

5.  COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease which provides for annual minimum rental payments as follows:

--------------------------------------------------------------------------------
December 31,
1998................................................................. $  139,000
1999.................................................................    149,000
2000.................................................................    149,000
2001.................................................................    149,000
2002.................................................................    149,000
2003 ................................................................    151,000
                                                                      ----------
                                                                      $  886,000
                                                                      ==========
--------------------------------------------------------------------------------
Rent expense for the six months ended June 30, 1998 and 1997 was $51,815 and $56,733, respectively. For the six months ended June 30, 1998 and 1997, the Corporation collected rents of $20,292 and $20,500, respectively, from subtenants for a portion of its existing office space which is reflected in rent expense for that year.

In March 1994, Stearns and Foster Bedding Company ("Stearns & Foster") commenced a private cost recovery and contribution action against Franklin and a number of other defendants in the United States District Court for the District of New Jersey (Newark). Stearns & Foster is the current owner of a site located in South Brunswick, New Jersey (the "Site"), which is the subject of an investigation and cleanup under the Industrial Site Recovery Act ("ISRA"). A settlement agreement concerning this matter was executed by the parties on February 28, 1997. Franklin and its insurer respectively agreed therein to pay Stearns and Foster $375,000 and $1,125,000. In consideration for these payments, Stearns and Foster agreed to: (i) dismiss all claims against Franklin and its related entities with prejudice; (ii) release Franklin and its related entities from any past, present or future claims related to the matters at issue in the litigation; and (iii) indemnify and hold Franklin and its related entities harmless as to any claims arising from or in any way related to the matters at issue in the litigation. All payments due under this settlement agreement were made in March, 1997.

In March 1995, a complaint was filed in the United States District Court for the Southern District of New York by a former director of Franklin (as previously discussed in the Form 10-K for December 31, 1997). The Settlement was approved by the District Court on September 11, 1997. Pursuant to terms of the Settlement, the Board of Directors declared on July 18, 1997 a $3.25 special distribution to stockholders of record of the Corporation's Common Stock as of July 28, 1997. In addition, the Corporation paid certain legal fee's to the plaintiff's counsel.

         The Corporation is a plaintiff in an action brought against National Union Fire Insurance Company of Pittsburgh, PA ("National Union") in the Supreme Court of the State of New York. The action seeks reimbursement of $1,000,000 for fees and expenses incurred in connection with certain shareholder litigation brought against Franklin and its directors. National Union filed a motion to dismiss the complaint, which the Corporation opposed. The motion is pending before the court.

6. TRANSACTIONS WITH CONTROLLED AFFILIATES

On May 30, 1997, Franklin made an additional investment of $2,500,000 in Avery Communications Inc. ("Avery"), a holding company in the telecommunications industry. The investment partially consisted of a $1,000,000 note with a maturity of three years that earns interest at the rate of 10.0% per annum. The first year's interest payment of $100,000 was made at the time the loan was made. As additional consideration for this note, the Corporation received warrants to purchase 666,667 shares of Avery common stock at $1.50 per share. These warrants expire in five years from the date of issuance. The remainder of the investment, $1,500,000, purchased 7.5 equity units in Avery. Each unit consists of 133,333 shares of common stock of Avery and 200,000 shares of preferred Series D stock which are convertible to 100,000 shares of common stock. The shares of preferred Series D stock earn a dividend of 10.0% per annum payable quarterly. This transaction, in conjunction with the investment in common and preferred stock of Avery that the Corporation held previously, resulted in Franklin owning in excess of 25% of Avery's outstanding voting stock on a primary basis. Additionally, three officers of Franklin were appointed to Avery's six person Board of Directors and the Corporation's Chairman and Chief Executive Officer was appointed as the Vice Chairman of Avery's Board of Directors.

For the six months ended June 30, 1998 and 1997, Franklin's income from controlled affiliates consists of $96,000 and $33,500, respectively, in dividends from Avery, and $109,394 and $8,333, respectively, of interest on the note. At June 30, 1998 and December 31, 1997, $105,103 and $170,403,
respectively, are included in "Accrued interest and accounts receivable" on the accompanying balance sheets for amounts due from Avery for dividends and reimbursable expenses.

On July 6, 1998, Franklin sold the 1,500,000 shares of Avery preferred Series D stock and the $1,000,000 Avery note along with 280,000 warrants to purchase Avery common stock for a total of $2,500,000 to the Thurston Group, Inc. The president of the Thurston Group is also the president and chairman of Avery. Franklin's valuation at June 30, 1998 of this portion of its Avery investment was based on this sale and represented an increase of $10,567 in unrealized appreciation over the valuation at March 31, 1998. Franklin realized a net gain of $935,297 in July 1998 as a result of this sale. In conjunction with this sale, Franklin's representation on Avery's Board of Directors was reduced from three directors to two.

On July 13, 1998, Franklin exercised its remaining warrants to purchase 386,667 shares of Avery common stock at $1.50 per share. In return for this cashless exercise, Franklin received 196,503 shares of Avery common stock. Franklin's valuation at June 30, 1998 of this portion of its Avery investment was based on this exercise and represented an increase of $240,114 in unrealized appreciation over the valuation at March 31, 1998.

 7.   EMPLOYEE BENEFIT PLANS

On September 9, 1997, Franklin's stockholders approved two Stock Option Plans: a Stock Incentive Plan ("SIP") to be offered to the Corporation's consultants, officers and employees (including any officer or employee who is also a director of the Corporation) and a Non-Statutory Stock Option Plan ("SOP") to be offered to the Corporation's "outside " directors, i.e., those directors who are not also officers or employees of Franklin. 75,000 shares of the Corporations Common Stock have been reserved for issuance under these plans, of which 45,000 shares have been reserved for the SIP and 30,000 shares have been reserved for the SOP. Shares subject to options that terminate or expire prior to exercise will be available for future grants under the Plans.

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

The SOP is administered by the full Board of Directors. Only non-ISOs can be granted under the SOP. Because the issuance of options to "outside" directors is not permitted under the Act without an exemptive order by the Commission, the issuance of options under the SOP is conditioned upon the granting of such order. The Corporation has applied for such relief and will not issue options to "outside" directors until obtaining such exemptive relief. In the event such relief is not granted, no "outside" directors will be issued options pursuant to the SOP.

On January 27, 1998, 45,000 options were granted in total to three eligible officers of the Corporation under the SIP. The strike price of the options was $7.00 per share which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. One-third of the options granted vested immediately; another one-third vest one year from the date of issuance; and the final one-third vest two years after the date of issuance. The options expire after five years.

Franklin accounts for the Stock Option Plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plans been determined consistent with the fair value method required by FASB Statement No. 123 ("FASB 123"), the Corporation's net realized loss for the six months ended June 30, 1998 and the net asset value per share at June 30, 1998 would have been reduced to the following pro forma amounts.

Net realized (loss):

As reported                                  $ (189,944)
Pro forma                                    $ (235,207)

Net decrease in net assets per share:

As reported                                 ($       0.36)
Pro forma                                   ($       0.41)

Net Asset Value per share:

As reported                                 $       8.81
Pro forma                                   $       8.75
Pro forma - fully diluted                   $       8.74

The fair value of the option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                  Stock volatility                    27%
                  Risk-free interest rate             5.5%
                  Option term in years                  4
                  Stock dividend yield                  -

A summary of the status of the Stock Option Plans at June 30, 1998 and changes during the six months then ended is presented in the table and narrative below:

                                                         Weighted
                                                         Average
                                                         Exercise
                                            Shares        Price
                                          -----------    ---------
Outstanding at beginning of
   period                                     -             -
Granted                                     45,000         $7.00
Exercised                                     -             -
Forfeited                                     -             -
Expired                                       -             -
Outstanding at end of period                45,000         $7.00
Exercisable at end of period                15,000         $7.00
Weighted average fair value of
options granted                             $2.13

The exercise price for all options outstanding as of June 30, 1998 is $7.00 with a remaining life of 3.5 years.

Prior to the Stock Option Plans, Franklin had a contributory retirement plan (the "Plan") covering all employees. Contributions to the Plan were invested in Franklin's common stock and/or a selected group of mutual funds. Contributions for the six months ended June 30, 1997 were $16,750 and are included in salaries and employee benefits in the accompanying Statements of Operations. The Plan was terminated in January 1998 and all funds were distributed to the participating employees.

8.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, excluding short term investments, aggregated $79,328 and $407,339, respectively, for the six months ended June 30, 1998 and $5,117,753 and $6,674,565, respectively, for the six months ended June 30, 1997.

9. STOCKHOLDERS' DISTRIBUTION

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


Financial Condition

The Company's total assets and net assets were, respectively, $7,291,886 and $7,057,048 at June 30, 1998, versus $7,718,458 and $7,343,132 at December
31,1997. Net asset value per share was $8.81 at June 30, 1998, versus $9.17 at December 31, 1997.

         Franklin paid a $3.25 per share special distribution on August 4, 1997 to its stockholders of record as of July 28,1997 totaling $2,603,894. Based on the calculation of current and cumulative earnings and profits at December 31, 1997, it was determined that this entire distribution was a return of capital to the stockholders.

         The Company's financial condition is dependent on the success of its investments. A summary of the Company's investment portfolio is as follows:


                                            June 30, 1998             December 31, 1997

Investments, at cost                        $ 4,305,795                     $ 4,209,672
Unrealized appreciation, net of
         deferred taxes                       2,569,028                       2,665,168
                                            ------------                    -----------
Investments, at fair value                  $ 6,874,823                     $  6,874,840
                                            ============                    ============

The Company has an investment in Avery valued at $5,880,013 at June 30, 1998 and $5,511,000 at December 31, 1997. This investment represents 80.6% of the Company's total assets and 83.3% of it net assets at June 30, 1998, and 71.4% of the Company's total assets and 75.0% of it net assets at December 31, 1997. Avery is a holding corporation operating in the telecommunications industry. Its common stock is quoted on the OTC Electronic Bulletin Board under the symbol "ATEX". Hold Billing Services, Avery's sole current operating subsidiary, provides billing and collection services for inter-exchange carriers and long-distance resellers.

         During 1997, the Company dissolved its wholly-owned subsidiary, Excelsior, which had been formed in 1992 to invest in broadcasting properties, primarily radio stations. Excelsior's last broadcast assets were sold effective December 31, 1995, at which point, and through the time of its dissolution, its assets consisted principally of cash, receivables from customers of the radio station and marketable securities. All remaining assets of Excelsior were distributed to Franklin during 1997. The Company realized a net gain of $165,983 for the six months ended June 30, 1997 and $3,166,842 for the year ended December 31, 1977 from this dissolution.

         At June 30, 1998 and December 31, 1997, the Company had an investment in the Seneca Capital, L.P. ("Seneca"), an investment partnership whose primary investment objective is to invest in securities whose value will be meaningfully affected by an anticipated event. Seneca invests primarily in publicly traded equity securities of U.S. companies and, to control market risks, utilizes short positions, index options and other hedging techniques. Franklin is a 0.9% limited partner. The Company's original investment of $500,000 was made in April 1996 through Excelsior. The asset was valued at $806,849 at December 31, 1997, and $493,062 at June 30, 1998 after Seneca distributed $350,000 to the Company in March 1998. $76,915 of this distribution, which represents current period earnings in Seneca, is included in Dividend income for the six months ended June 30, 1998. The remaining $273,085 is included in Net realized gain on portfolio of investments. At June 30, 1998, Seneca represents 6.8% of the Company's total assets and 7.0% of its net assets. At December 31, 1997, Seneca represents 10.5% of the Company's total assets and 11.0% of its net assets.

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

         The Company had income from controlled affiliates of $205,394 and $41,833 for the six months ended June 30, 1998 and 1997, respectively, which represents dividend and interest income from preferred stock and a note received in relation to the Company's investment in Avery. Interest income was $4,851 and $184,396 for the six months ended June 30, 1998 and 1997, respectively. The decrease from 1997 to 1998 was the result of the sale of investments in high yield bonds during 1997, the proceeds of which were used to make the additional investment in Avery. Dividend income of $76,915 for the six months ended June 30, 1998 represents the current period earnings from Seneca which were distributed in March, 1998.

         Operating expenses were $795,262 and $1,319,367 for the six months ended June 30, 1998 and 1997, respectively. Operating expenses in 1997 included net professional fees, settlement costs and other expenses related to litigation of $449,160. Most of the Company's other operating expenses are related to employee and director compensation, office and rent expenses and professional fees (primarily general legal and audit fees).

         Net investment losses from operations were $508,102 and $1,092,098 for the six months ended June 30, 1998 and 1997, respectively.

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

Net Realized Gains on Portfolio of Investments:

         During the six months ended June 30, 1998 and 1997, the Company realized net gains before taxes of $322,958 and $349,102, respectively, from the disposition of various investments.

         During the six months ended June 30, 1998, Franklin realized a gain of $273,085 from the distribution from its investment in Seneca, a gain of $42,625 from a distribution from its investment in the FMA High Yield Income L.P. and a gain of $14,450 from a stock distribution from its investment in CIC Standby Ventures, L.P., partially offset by net losses of $7,202 on the sales of various marketable securities.

          During the six months ended June 30, 1997, Franklin realized a net gain from the dissolution of its wholly-owned subsidiary, Excelsior, of $165,983, as well as net gains of $183,119 on the sales of various marketable securities, including stocks and high yield bonds.


Unrealized Appreciation of Investments:

         Unrealized appreciation of investments, net of deferred taxes, decreased by $96,140 during the six months ended June 30, 1998, primarily due to the realization of the gains from the distributions from Seneca and CIC Standby Ventures, L.P. These were partially offset by an increased value for Avery.

         Unrealized appreciation of investments, net of deferred taxes, decreased by $442,622 during the six months ended June 30, 1997, primarily due to realized gains from Excelsior Communications and decreased values and realized gains on the sales of various marketable securities. There were also decreases in the values of Avery, CIC Standby Ventures, L.P., Codman Research Inc. and BP Restaurants, L.P. These were offset by increased values for Seneca, the FMA High Yield Capital Appreciation L.P. and the TCW Global Fund. L.P.

Liquidity and Capital Resources:

         The Company's reported total cash and cash equivalents, accrued interest and accounts receivable and marketable investment securities (the primary measure of liquidity) at June 30, 1998 was $279,347, compared to $720,470 at December 31, 1997. On July 6, 1998, Franklin sold the 1,500,000 shares of Avery preferred Series D stock and the $1,000,000 Avery note along with 280,000 warrants to purchase Avery common stock for a total of $2,500,000 in cash. Management believes that these assets, together with its investment in Seneca, provide the Company with sufficient liquidity for its operations. Funds from Seneca may be withdrawn upon 30 day notice to the general partner.

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

Item 1.   Legal Proceedings
                  None

Item 2.   Changes in Securities and Use of Proceeds
                  None

Item 3.   Defaults Upon Senior Securities
                  None

Item 4.   Submission of Matters to a Vote of Security
                  None

Item 5.   Other Information

         On July 14, 1998, The Franklin Holding Corporation (Delaware) filed a certificate of amendment with the Secretary of State of the State of Delaware changing its name to Franklin Capital Corporation. The name change became effective July 23, 1998. Franklin's stockholders had approved a proposal to change the name of the Company at the Annual Meeting of Stockholders held on June 16, 1998.

         On July 29 1998, Carl Glickman submitted his resignation as a Director of Franklin.

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits. The exhibits which are filed with this Form 10-Q or incorporated herein by reference are set for in the Exhibit Index on page 26.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first six months of 1998.




                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FRANKLIN CAPITAL CORPORATION

Date: August 14, 1998                By:      /s/JOHN GREENBAUM


                                             -----------------------------------
                                             John Greenbaum
                                             Chief Financial Officer