Form 10-Q
period 1998-09-30
FRANKLIN HOLDING CORP
filed 1998-11-13
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
     X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September  30, 1998

                                       or

     __ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________________ to _______________.

Commission File Number      1-9727

                          Franklin Capital Corporation
               --------------------------------------------------
               (Exact name of registrant specified in its charter)

         Delaware                                          13-3419202
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

450 Park Avenue, 10th Floor, New York, New York           10022
----------------------------------------------          -----------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code       (212) 486-2323
                                                     ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___


The aggregate market value of the voting stock held by non-affiliates of the Registrant as of November 6, 1998 was $3,357,941 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock, par value $.01 per share, outstanding as of November 6, 1998 was 771,886.

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

         Statements of Cash Flows .............................................6

         Statements of Changes in Net Assets ..................................7

         Portfolio of Investments .............................................8

         Notes to Financial Statements.........................................9

Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations....................................18

         Financial Condition .................................................18

         Results of Operations  ..............................................20

         Liquidity and Capital Resources .....................................21

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..................................................23

Item 2.   Changes in Securities and Use of Proceeds...........................23

Item 3.   Defaults Upon Senior Securities ....................................23

Item 4.   Submission of Matters to a Vote of Security Holders ................23

Item 5.   Other Information ..................................................23

Item 6.   Exhibits and Reports on Form 8-K....................................23

Signature.....................................................................23

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

                          FRANKLIN CAPITAL CORPORATION
==============================================================================================================


Balance Sheets

--------------------------------------------------------------------------------------------------------------
                                                                              September 30,      December 31,
                                                                                  1998              1997
                                                                               (unaudited)       (audited)
--------------------------------------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market value (cost: September 30,
    1998 - $137,460; December 31, 1997 - $41,522) (Note 2)                          $135,820          $41,522
Investments, at fair value (cost: September 30,1998 - $4,063,183;
    December 31, 1997 - $4,168,150)  (Note 2)
         Avery Communications Inc. (Note 6)                                        3,380,013        5,511,000
         Other investments                                                         1,826,984        1,322,318
                                                                                   ---------        ---------
                                                                                   5,206,997        6,833,318
                                                                                   ---------        ---------

Cash and cash equivalents                                                            986,955          348,900
Accrued interest and accounts receivable (Note 6)                                    138,620          330,048
Other assets                                                                         157,014          164,670

                                                                                  $6,625,406       $7,718,458
                                                                                  ==========       ==========
TOTAL ASSETS

--------------------------------------------------------------------------------------------------------------

LIABILITIES AND NET ASSETS

LIABILITIES

Accounts payable and accrued liabilities                                            $204,933         $375,326

TOTAL LIABILITIES                                                                    204,933          375,326
                                                                                     -------          -------

Commitments and contingencies (Note 5)

NET ASSETS

Common stock, $1 par value: 2,000,000 shares authorized;
    1,003,986 shares issued: 771,886 and 801,198 shares outstanding
    at September 30,1998 and December 31, 1997, respectively  (Note 7)             1,003,986        1,003,986
Paid-in capital                                                                    8,997,877        8,997,877
Unrealized appreciation of investments,
    net of deferred income taxes (Notes 2 and 3)                                   1,142,174        2,665,168
Accumulated deficit                                                               (2,663,978)      (3,440,148)
                                                                                  ----------       ----------

                                                                                   8,480,059        9,226,883
Deduct:232,100 and 202,788 shares of common stock held in treasury, at cost,
     at September 30, 1998 and December 31, 1997,  respectively (Note 4)          (2,059,586)      (1,883,751)
                                                                                  ----------       ----------

Net assets, equivalent to $8.32 per share at September 30, 1998
      and $9.17 per share at December 31, 1997                                     6,420,473        7,343,132
                                                                                   ---------        ---------

TOTAL LIABILITIES AND NET ASSETS                                                  $6,625,406       $7,718,458
                                                                                  ==========       ==========

--------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements

                                          FRANKLIN CAPITAL CORPORATION
===============================================================================================================

 Statements of Operations
(unaudited)
---------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended         Nine Months Ended
                                                                 September 30               September 30
                                                              1998          1997          1998        1997
---------------------------------------------------------------------------------------------------------------

INVESTMENT INCOME
    Income from controlled affiliates  (Note 6)                 $11,871       $67,499     $217,265    $109,332
    Dividend income                                                   -        18,745       76,915      19,785
    Interest income                                              20,184        38,842       25,035     215,252
    Other Income                                                     -          3,940         -         11,926
                                                                 ------        ------       ------     -------


                                                                 32,055       129,026      319,215     356,295
                                                                 -------      --------     --------    -------

EXPENSES
    Salaries and employee benefits  (Note 7)                    206,617       239,674      628,101     709,252
    Professional fees                                            54,097        80,863      149,834     132,435
    Appraisal fees                                                    -             -        3,087           -
    Employment fees                                                   -             -       12,500           -
    Investment banking fee                                            -             -            -      13,998
    Rent  (Note 5)                                               26,531        18,035       78,346      74,768
    Insurance                                                    10,232        10,580       31,363      33,016
    Directors' fees                                              13,750        37,142       39,789     102,148
    Taxes other than income taxes                                10,438         9,748       45,202      37,792
    Newswire and promotion                                        8,086         4,276       12,488       5,961
    Depreciation and amortization                                 9,576         9,451       28,727      28,726
    General and administrative                                   48,576        54,031      153,728     177,433
    Professional fees related to conversion to
          Business Development Corporation                            -             -            -      18,478
    Professional fees related to Stearns & Foster
          litigation  (Note 5)                                        -             -            -      28,460
    Expenses related to Stockholders' litigation
          (Note 5)                                                    -           788            -     421,488
                                                                 -------      --------     --------    -------

                                                                387,903       464,588    1,183,165   1,783,955
                                                                --------      --------   ----------  ---------

Net investment loss from operations                            (355,848)     (335,562)    (863,950) (1,427,660)

Net realized gain on portfolio of investments                  1,323,562     3,517,839    1,646,520   3,866,941

(Provision) benefit for current income taxes  (Note 3)           (1,600)       (6,200)      (6,400)     99,300
                                                                 -------       -------      -------     ------

Net realized gain                                               966,114     3,176,077      776,170   2,538,581

Net decrease in unrealized appreciation of investments,
    net of deferred income taxes                             (1,426,854)   (3,065,018)  (1,522,994) (3,507,640)
                                                             -----------   -----------  ----------- -----------

Net (decrease) increase in net assets  from operations        ($460,740)     $111,059    ($746,824)  ($969,059)
                                                              ==========     =========   ==========  ==========

Net (decrease) increase in net assets per common share           ($0.58)        $0.14       ($0.93)     ($1.21)
                                                              ==========     =========   ==========  ==========

Weighted average number of common shares outstanding            798,737       801,198      800,369     801,198
                                                              ==========     =========   ==========  ==========

---------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.


FRANKLIN CAPITAL CORPORATION
===============================================================================================================


Statements of Cash Flows
(unaudited)
---------------------------------------------------------------------------------------------------------------

For the Nine Months Ended September 30,                                            1998              1997
---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net decrease in net assets from operations                                        ($746,824)       ($969,059)
  Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
      Depreciation and amortization                                                    28,727           28,726
      Decrease in unrealized appreciation of investments                            1,522,994        3,507,640
      Amortization of discount on note receivable from Avery                         (101,176)         (33,332)
      Net realized gain on portfolio of investments                                (1,646,520)      (3,866,941)

      Changes in operating assets and liabilities:
        Accrued interest and accounts receivable                                      191,427          (71,247)
        Other assets                                                                  (21,071)       1,153,446
        Accounts payable and accrued liabilities                                     (170,393)      (1,549,631)
                                                                                     ---------      -----------

          Total adjustments                                                          (196,012)        (831,339)
                                                                                     ---------        ---------

          Net cash used in operating activities                                      (942,836)      (1,800,398)
                                                                                     ---------      -----------

Cash flows from investing activities:
  Cash consolidated from Excelsior Communications Corporation                               -        1,710,702
  Return of capital from investments                                                  355,284          706,758
  Acquisitions of investments                                                      (1,605,001)      (2,456,335)
  Proceeds from sale of controlled affiliate                                        3,080,001                -
  Proceeds from sale of marketable investment securities, net of expenses             132,407        7,085,348
  Loan payments received from investments                                              33,333                -
  Purchases of fixed assets                                                                 -           (4,681)
  Purchases of marketable investment securities                                      (239,298)      (2,748,779)
                                                                                     ---------      -----------

          Net cash provided by investing activities                                 1,756,726        4,293,013
                                                                                    ----------       ---------

Cash flows from financing activities:
  Distribution to stockholders charged to accumulated deficit                               -       (2,603,894)
  Purchase of treasury stock                                                         (175,835)              -
                                                                                     ---------              -

          Net cash used in financing activities                                      (175,835)      (2,603,894)
                                                                                     ---------      -----------

Net increase (decrease) in cash and cash equivalents                                  638,055         (111,279)

Cash and cash equivalents at beginning of period                                      348,900          318,848
                                                                                      --------         -------

Cash and cash equivalents at end of period                                           $986,955         $207,569
                                                                                     =========        ========


---------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements

                                         FRANKLIN CAPITAL CORPORATION
===============================================================================================================


Statements of Changes in Net Assets
(unaudited)
---------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended       Nine Months Ended
                                                                   September 30            September 30
                                                                 1998       1997         1998         1997
---------------------------------------------------------------------------------------------------------------
Decrease in net assets from operations:
   Net investment loss                                         ($355,848)  ($335,562)   ($863,950) ($1,427,660)
   Net realized gain on portfolio of investments,
       net of current income taxes                              1,321,962   3,511,639   1,640,120    3,966,241
Decrease in unrealized appreciation of investments,
       net of deferred income taxes                           (1,426,854) (3,065,018)  (1,522,994)  (3,507,640)
                                                              ----------- -----------  -----------  -----------

       Net decrease in net assets from operations               (460,740)    111,059     (746,824)    (969,059)
                                                                ---------    --------    ---------    ---------

Distribution to stockholders charged to
       accumulated deficit and earnings                                -  (2,603,894)           -   (2,603,894)

Capital stock transactions:
   Purchase of treasury stock                                   (175,835)         -      (175,835)          -
                                                                ---------         --     ---------          -

       Total decrease in net assets                             (636,575) (2,492,835)    (922,659)  (3,572,953)
                                                                --------- -----------    ---------  -----------


Net assets at beginning of period                              7,057,048   8,796,451    7,343,132    9,876,569
                                                               ----------  ----------   ----------   ---------


Net assets at end of period                                   $6,420,473  $6,303,616   $6,420,473   $6,303,616
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



FRANKLIN CAPITAL CORPORATION
================================================================================================================

Portfolio of Investments
(unaudited)
----------------------------------------------------------------------------------------------------------------

Marketable Investment Securities
----------------------------------------------------------------------------------------------------------------

                                                                       Number of
                                                                       Shares or                     Market
                                                                       Principal                     Value
September 30, 1998                                                    Amount ($)       Cost         (Note 2)
----------------------------------------------------------------------------------------------------------------

Dialog Corp                                                             30,000       $94,970        $93,330
Certificate of Deposit - 4.45%, due 11/04/98.....................      $42,490        42,490         42,490
                                                                       -------        ------         ------

     Total Marketable Investment Securities (2.5% of total
           investments)..........................................                   $137,460       $135,820
                                                                                    --------       --------

----------------------------------------------------------------------------------------------------------------
Investments, at Fair Value


----------------------------------------------------------------------------------------------------------------
                                                                                                   Directors'
                                                                        Equity                     Valuation
September 30, 1998                                   Investment        Interest        Cost         (Note 2)
----------------------------------------------------------------------------------------------------------------

Controlled Affiliate
  Avery Communications Inc................          Common.stock                             $1,481,482
   (Telecommunications)

  Avery Communications Inc................      Convertible.preferred                          350,000
   (Telecommunications)                           stock - Series E;
                                                 12.0% dividend rate

Total Avery Communications (63.3% of total
   investments)                                                            12.9%               1,831,482   $ 3,380,013
                                                                      fully diluted            ----------   -----------
                                                                           basis

Other Investments

  FMA High Yield Capital Appreciation
      Limited Partnership..................     Limited Partnership        1.2%                1,000,000       929,664
   (High yield bond Limited Partnership)          interest

  Seneca Limited Partnership...............     Limited.partnership        0.5%                  500,000       477,462
   (Investment limited partnership)               interest

   Codman Research Inc.....................     Common stock               2.8%                  400,031       254,488
   (Healthcare information systems)

  CIC Standby Ventures, L.P................    Limited.partnership         1.8%                   66,986        88,868
   (Computer handwriting systems)                 interest

  GoAmerica Corp...........................    Common stock                0.5%                   50,000        50,000
   (Internet software)

  FMA High Yield Income Limited
     Partnership                                Limited partnership        2.8%                     -           26,502
   (Schroders high yield bond                         interest
        limited partnership)

  Other investments........................                                                     214,684             -
                                                                                                -------         ------
                                                                                                                    -

Total Other Investments (34.2% of total
     investments)                                                                              2,231,701      1,826,984
                                                                                              ----------      ---------

     Total Investments, at Fair Value......                                                   $4,063,183     $5,206,997

-----------------------------------------------------------------------------------------------------------------------

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

The Corporation paid no interest during the nine months ended September 30, 1998 and 1997, and paid $1,628 and $25,801 for income taxes during the nine months ended September 30, 1998 and 1997, respectively.

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

Net (Decrease) Increase in Net Assets Per Common Share

Net (decrease) increase in net assets per common share is based upon the weighted average number of shares of common stock outstanding. See Note 7 for discussion of Stock Option Plans.

Reclassification

Certain reclassifications have been made to prior period financial statements to conform with current period presentation.

3.  INCOME TAXES

At December 31, 1997, Franklin had a net operating loss carryforward for Federal income tax purposes of approximately $3,215,000 that will begin to expire in 2011. At a 34% Federal income tax rate the benefit from this loss would be approximately $1,093,000.


For the nine months ended September 30, 1998 and 1997, Franklin's tax (provision) benefit was based on the following:



                                                                                             1998           1997
                                                                                             ----           ----

Net investment loss from operations ......................................................   $  (863,950)   $(1,427,660)
Net realized gain on portfolio of investments ............................................     1,646,520      3,866,941
Decrease in unrealized appreciation ......................................................    (1,522,994)    (3,507,640)
                                                                                             -----------    -----------
     Pre-tax book loss ...................................................................   $  (740,424)   $(1,068,359)
                                                                                             ============   ============


                                                                                                 1998            1997
                                                                                             ------------   ------------

Tax at 34% on $(740,424) and $(1,068,359)
  respectively ...........................................................................   $   251,744    $   363,242
State and local, net of Federal benefit ..................................................        (6,400)       (11,700)
Book losses for which no benefit is provided .............................................      (251,744)      (363,242)
Adjustment to deferred taxes
         provided in prior periods .......................................................          --          111,000
                                                                                             -----------    -----------
                                                                                             $   (6,400)   $    99,300
                                                                                             ===========   =============



The components of the tax (provision) benefit are as follows:

                                                                                                 1998            1997
                                                                                             ------------   ------------
Current state and local tax
  provision ................................                                                 $  (6,400)     $ (11,700)
Adjustment to Federal, state and local taxes
   provided in prior periods ...............                                                        --        111,000
                                                                                             ------------   ------------
(Provision) benefit for income taxes .......                                                 $   (6,400)    $  99,300
                                                                                             ============   ============
-------------------------------------------------------------------------------------------------------------------------

Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At September 30, 1998 and December 31, 1997, significant deferred tax assets and liabilities consist of:

-------------------------------------------------------------------------------------------------------------------------



                                                                                       Asset (Liability)
                                                                                 ---------------------------------

                                                                                 September 30,       December 31,
                                                                                     1998               1997
                                                                                 -------------       -------------
Deferred Federal and state benefit from net operating
  loss carryforward.................................................              $  1,058,949       $  1,370,552
Deferred Federal and state provision on unrealized
  appreciation of investments.......................................                  (502,558)        (1,172,673)
Valuation allowance.................................................                  (556,391)        (  197,879)
  Deferred taxes....................................................              $       -          $       -
                                                                                  =============      ==============

-------------------------------------------------------------------------------------------------------------------------

At September 30, 1998, the realization of deferred tax assets is dependent upon future appreciation of the Corporation's investments.

4.  TREASURY STOCK

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 250,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. In September 1998, the Corporation purchased 29,312 shares of its common stock at a total cost of $175,835. To date, Franklin has repurchased 242,100 shares of its common stock of which 232,100 shares remain in treasury at September 30, 1998.

5.  COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease which provides for annual minimum rental payments as follows:

December 31,
1998...................................................$  139,000
1999...................................................   149,000
2000...................................................   149,000
2001...................................................   149,000
2002...................................................   149,000
2003 ..................................................   151,000
                                                       ----------
                                                       $  886,000
                                                       ==========

Rent expense for the nine months ended September 30, 1998 and 1997 was $78,346 and $74,768, respectively. For the nine months ended September 30, 1998 and 1997, the Corporation collected rents of $31,792 and $32,000, respectively, from subtenants for a portion of its existing office space which is reflected in rent expense for that period.

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

In March 1995, a complaint was filed in the United States District Court for the Southern District of New York by a former director of Franklin (as previously discussed in the Form 10-K for December 31, 1997). The Settlement was approved by the District Court on September 11, 1997. Pursuant to terms of the Settlement, the Board of Directors declared on July 18, 1997 a $3.25 special distribution to stockholders of record of the Corporation's Common Stock as of July 28, 1997 and the Corporation paid legal fees of $75,000 to the plaintiff's counsel.

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

6. TRANSACTIONS WITH CONTROLLED AFFILIATES

In August 1995, Franklin made an initial investment of $350,000 in Avery Communications Inc. ("Avery"), a holding company in the telecommunications industry. This investment consisted of a one year 12% note with warrants and a conversion option. On June 30, 1996, Franklin exercised its warrants to purchase 158,333 shares of Avery common stock at $0.10 per share. In November 1996, the note was converted to 350,000 shares of Series B preferred stock which earn dividends of 12% per annum payable quarterly and are convertible to 350,000 shares of common stock. An additional 28,526 shares of common stock at a price of $1.00 per share were issued to Franklin at that time in lieu of accrued interest on the note.

On May 30, 1997, Franklin made an additional investment of $2,500,000 in Avery. This investment partially consisted of a $1,000,000 note with a maturity of three years that earns interest at the rate of 10.0% per annum. The first year's interest payment of $100,000 was made at the time the loan was made. As additional consideration for this note, the Corporation received warrants to purchase 666,667 shares of Avery common stock at $1.50 per share. These warrants expire in five years from the date of issuance. The remainder of the investment, $1,500,000, purchased 7.5 equity units in Avery. Each unit consists of 133,333 shares of common stock of Avery and 200,000 shares of preferred Series D stock which are convertible to 100,000 shares of common stock. The shares of preferred Series D stock earn a dividend of 10.0% per annum payable quarterly. The Series B preferred shares previously owned by Franklin were converted to Series E preferred stock with the same terms. This transaction, in conjunction with the investment in common and preferred stock of Avery that the Corporation held previously, resulted in Franklin owning in excess of 25% of Avery's outstanding voting stock on a primary basis. Additionally, three officers of Franklin were appointed to Avery's six person Board of Directors and the Corporation's Chairman and Chief Executive Officer was appointed as the Vice Chairman of Avery's Board of Directors.

On July 6, 1998, Franklin sold the 1,500,000 shares of Avery preferred Series D stock and the $1,000,000 Avery note along with 280,000 warrants to purchase Avery common stock for a total of $2,500,000 to the Thurston Group, Inc. The president of the Thurston Group is also the president and chairman of Avery. Franklin realized a net gain of $935,297 as a result of this sale. Because Franklin's valuation at June 30, 1998 of this portion of its Avery investment was based on this sale price, unrealized appreciation of investments during the quarter ended September 30, 1998 decreased by $935,297. In conjunction with this transaction, Franklin's representation on Avery's Board of Directors was reduced from three directors to two.

     On July 13, 1998, Franklin entered into a cashless exercise of its remaining warrants to purchase 386,667 shares of Avery common stock at $1.50 per share realizing a net gain of $372,911 and a decrease in unrealized appreciation of a like amount. In return, Franklin received 196,503 shares of Avery common stock.

For the nine months ended September 30, 1998 and 1997, Franklin's income from controlled affiliates consists of $106,500 and $81,500, respectively, in dividends from Avery, and $110,765 and $27,832, respectively, of interest on the note. At September 30, 1998 and December 31, 1997, $114,743 and $170,403,
respectively, are included in "Accrued interest and accounts receivable" on the accompanying balance sheets for amounts due from Avery for dividends and reimbursable expenses.

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

Franklin accounts for the Stock Option Plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the Plans been determined consistent with the fair value method required by FASB Statement No. 123 ("FASB 123"), the Corporation's net realized loss for the nine months ended September 30, 1998 and the net asset value per share at September 30, 1998 would have been reduced to the following pro forma amounts.

Net realized gain:

As reported                                  $  776,170
Pro forma                                    $  722,920

Net decrease in net assets per share:

As reported                                 ($    0.93)
Pro forma                                   ($    1.00)

Net Asset Value per share:

As reported                                $      8.32
Pro forma                                  $      8.25
Pro forma - fully diluted                  $      8.24

The fair value of the option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                  Stock volatility                    27%
                  Risk-free interest rate            5.5%
                  Option term in years                 4
                  Stock dividend yield                 -

A summary of the status of the Stock Option Plans at September 30, 1998 and changes during the nine months then ended is presented in the table and narrative below:

                                                         Weighted
                                                         Average
                                                         Exercise
                                          Shares          Price
                                        ----------     -----------
Outstanding at beginning of
   period                                  -                -
Granted                                    45,000           $7.00
Exercised                                  -                -
Forfeited                                  -                -
Expired                                    -                -
Outstanding at end of period               45,000           $7.00
Exercisable at end of period               15,000           $7.00
Weighted average fair value of
options granted                            $2.13

The exercise price for all options outstanding as of September 30, 1998 is $7.00 with a remaining life of 3.25 years.

Prior to the Stock Option Plans, Franklin had a contributory retirement plan (the "Plan") covering all employees. Contributions to the Plan were invested in Franklin's common stock and/or a selected group of mutual funds. Contributions for the nine months ended September 30, 1997 were $22,178 and are included in salaries and employee benefits in the accompanying Statements of Operations. The Plan was terminated in January 1998 and all funds were distributed to the participating employees.

8.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, excluding short term investments, aggregated $1,844,299 and $3,601,025, respectively, for the nine months ended September 30, 1998 and $5,205,114 and $7,792,106, respectively, for the nine months ended September 30, 1997.

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

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement of Operations

         The Company accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets from operations", which is composed of the following: "Net investment loss from operations," which is the difference between the Company's income from interest, dividends and fees and its operating expenses; "Net realized gain on portfolio of investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost; any applicable income tax; and "Net increase (decrease) in unrealized appreciation of investments," which is the net change in the fair value of the Company's investment portfolio, net of any increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

         "Net realized gain (loss) on portfolio of investments" and "Net increase (decrease) in unrealized appreciation of investments" are directly related. When a security is sold to realize a gain, the net unrealized appreciation decreases and the net realized gain increases. When a security is sold to realize a loss, the net unrealized appreciation increases and the net realized gain decreases.


Financial Condition

         The Company's total assets and net assets were, respectively, $6,625,406 and $6,420,473 at September 30, 1998, versus $7,718,458 and
$7,343,132 at December 31,1997. Net asset value per share was $8.32 at September 30, 1998, versus $9.17 at December 31, 1997.

         Franklin paid a $3.25 per share special distribution on August 4, 1997 to its stockholders of record as of July 28,1997 totaling $2,603,894. Based on the calculation of current and cumulative earnings and profits at December 31, 1997, it was determined that this entire distribution was a return of capital to the stockholders.

         The Company's financial condition is dependent on the success of its investments. A summary of the Company's investment portfolio is as follows:

                                    September 30, 1998        December 31, 1997

Investments, at cost                 $ 4,200,643                   $ 4,209,672
Unrealized appreciation, net of
         deferred taxes               1,142,174                      2,665,168
                                    ------------                   ------------
Investments, at fair value          $ 5,342,817                    $  6,874,840
                                    ===========                    ============

         The Company has an investment in Avery valued at $3,380,013 at September 30, 1998 and $5,511,000 at December 31, 1997. This investment represents 51.0% of the Company's total assets and 52.6% of it net assets at September 30, 1998, and 71.4% of the Company's total assets and 75.0% of it net assets at December 31, 1997. Avery is a holding corporation operating in the telecommunications industry. Its common stock is quoted on the OTC Electronic Bulletin Board under the symbol "ATEX". Hold Billing Services, Avery's sole current operating subsidiary, provides billing and collection services for inter-exchange carriers and long-distance resellers. On July 6, 1998, Franklin sold 1,500,000 shares of Avery preferred Series D stock and a $1,000,000 note due from Avery along with 280,000 warrants to purchase Avery common stock for a total of $2,500,000 to the Thurston Group, Inc. The president of the Thurston Group is also the president and chairman of Avery. Franklin realized a net gain of $935,297 as a result of this transaction. In conjunction with this sale, Franklin's representation on Avery's Board of Directors was reduced from three directors to two. On July 13, 1998, Franklin entered into a cashless exercise of its remaining warrants to purchase 386,667 shares of Avery common stock at $1.50 per share realizing a net gain of $372,911. In return, Franklin received 196,503 shares of Avery common stock.

         During 1997, the Company dissolved its wholly-owned subsidiary, Excelsior, which had been formed in 1992 to invest in broadcasting properties, primarily radio stations. Excelsior's last broadcast assets were sold effective December 31, 1995, at which point, and through the time of its dissolution, its assets consisted principally of cash, receivables from customers of the radio station and marketable securities. All remaining assets of Excelsior were distributed to Franklin during 1997. The Company realized a net gain of $3,736,056 for the nine months ended September 30, 1997.

         At September 30, 1998 and December 31, 1997, the Company had an investment in the Seneca Capital, L.P. ("Seneca"), an investment partnership whose primary investment objective is to invest in securities whose value will be meaningfully affected by an anticipated event. Seneca invests primarily in publicly traded equity securities of U.S. companies and, to control market risks, utilizes short positions, index options and other hedging techniques. Franklin is a 0.5% limited partner. The Company's original investment of $500,000 was made in April 1996 through Excelsior. The asset was valued at $806,849 at December 31, 1997, and $477,462 at September 30, 1998 after Seneca distributed $350,000 to the Company in March 1998. $76,915 of this distribution, which represents current period earnings in Seneca, is included in Dividend income for the nine months ended September 30, 1998. The remaining $273,085 is included in Net realized gain on portfolio of investments. At September 30, 1998, Seneca represents 7.2% of the Company's total assets and 7.4% of its net assets. At December 31, 1997, Seneca represents 10.5% of the Company's total assets and 11.0% of its net assets.

         At September 30, 1998, the Company had an investment in the FMA High Yield Capital Appreciation Limited Partnership ("FMA"), an investment partnership whose primary investment objective is to invest in high yield corporate bonds where there is an anticipated increase in the trading value of the bond. FMA invests primarily in publicly traded equity securities of U.S. companies. Franklin is a 1.2% limited partner. The Company's investment of $1,000,000 was made in July 1998. The asset was valued at $929,664 at September 30, 1998 which represents 14.0% of the Company's total assets and 14.5% of its net assets.

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

         The Company had income from controlled affiliates of $217,265 and $109,332 for the nine months ended September 30, 1998 and 1997, respectively, which represents dividend and interest income from preferred stock and a note received in relation to the Company's investment in Avery. Interest income was $25,035 and $215,252 for the nine months ended September 30, 1998 and 1997, respectively. The decrease from 1997 to 1998 was the result of the sale of investments in high yield bonds during 1997, the proceeds of which were used to make the additional investment in Avery. Dividend income of $76,915 for the nine months ended September 30, 1998 represents the current period earnings from Seneca which were distributed in March, 1998.

         Operating expenses were $1,183,165 and $1,783,955 for the nine months ended September 30, 1998 and 1997, respectively. Operating expenses in 1997 included net professional fees, settlement costs and other expenses related to litigation of $449,948. Most of the Company's other operating expenses are related to employee and director compensation, office and rent expenses and professional fees (primarily general legal and audit fees).

         Net investment losses from operations were $863,950 and $1,427,660 for the nine months ended September 30, 1998 and 1997, respectively.

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

Net Realized Gains on Portfolio of Investments:

     During the nine months ended September 30, 1998 and 1997, the Company realized net gains before taxes of $1,646,520 and $3,866,941, respectively, from the disposition of various investments.

         During the nine months ended September 30, 1998, Franklin realized gains of $935,297 from the sale of a portion of its investment in Avery, $372,911 from the exercise of Avery warrants, $273,085 from the distribution from its investment in Seneca, $49,166 from a distribution from its investment in the FMA High Yield Income L.P. $14,450 from a stock distribution from its investment in CIC Standby Ventures, L.P. and $12,567 from a distribution from its investment in the Pixel Multimedia Ltd., partially offset by net losses of $10,956 on the sales of various marketable securities.

          During the nine months ended September 30, 1997, Franklin realized a net gain from the dissolution of its wholly-owned subsidiary, Excelsior, of $3,736,056, as well as net gains of

$25,697 on the sales of various marketable securities, including stocks and high yield bonds, and $105,188 from distributions from limited partnerships.


Unrealized Appreciation of Investments:

         Unrealized  appreciation  of  investments,   net  of  deferred  taxes,
decreased by $1,522,994 during the nine months ended September 30, 1998, primarily due to the realization of the gains from the sale of a portion of the investment in Avery, the exercise of Avery warrants and distributions from Seneca and CIC Standby Ventures, L.P. and a decrease in the value of FMA. These were partially offset by an increased value for Avery.

         Unrealized appreciation of investments, net of deferred taxes, decreased by $3,507,640 during the nine months ended September 30, 1997, primarily due to realized gains from Excelsior Communications and a previous investment in FMA and decreased values and realized gains on the sales of various marketable securities. There were also decreases in the values of a loan to Sola Enterprises, Inc., and investments in CIC Standby Ventures, L.P., Codman Research Inc. and BP Restaurants, L.P. These were offset by increased values for Avery, Seneca, and the TCW Global Fund. L.P.

Liquidity and Capital Resources:

         The Company's reported total cash and cash equivalents, accrued interest and accounts receivable and marketable investment securities (the primary measure of liquidity) at September 30, 1998 was $1,261,395, compared to $720,470 at December 31, 1997. Management believes that these assets, together with its investment in Seneca and FMA, provide the Company with sufficient liquidity for its operations. Funds from both Seneca and FMA, which aggregate $1,407,126 at September 30,1998, may be withdrawn upon 30 day notice to the respective general partners.

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

         On July 29 1998, Carl Glickman submitted his resignation as a Director of Franklin.

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first nine months of 1998.




                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FRANKLIN CAPITAL CORPORATION

Date: November 13, 1998                      By:   /s/ John Greenbaum
                                                   --------------------------
                                                   John Greenbaum
                                                   Chief Financial Officer