Form 10-K
period 1998-12-31
FRANKLIN HOLDING CORP
filed 1999-03-31
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                             Commission File No. 1-9727
                                                                          ------
December 31, 1998

                          Franklin Capital Corporation
                          ----------------------------

               (Exact name of registrant specified in its charter)

         Delaware                                             13-3419202       .
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

450 Park Avenue, 10th Floor, New York, New York               10022        .
-----------------------------------------------          -------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code      (212) 486-2323         .
                                                    ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                                         Common Stock, $1.00 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1999 was $2,842,325 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock outstanding as of March 16, 1999 was 759,632.

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



                                TABLE OF CONTENTS
PART I
           Item 1.  Business
           Item 2.  Properties
           Item 3.  Legal Proceedings
           Item 4.  Submission of Matters to a Vote of Security Holders

PART II
           Item 5.  Market for Corporation's Common Equity and Related Stockholder Matters
           Item 6.  Selected Financial Data
           Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                           Operations
           Item 8.  Financial Statements and Supplementary Data
           Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                     Disclosure

PART III
           Item 10. Directors and Executive Officers of the Corporation
           Item 11. Executive Compensation
           Item 12. Security Ownership of Certain Beneficial Owners and Management
           Item 13. Certain Relationships and Related Transactions

PART IV
           Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

Signatures

Exhibit Index



                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES,"EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN THE CORPORATION'S REGISTRATION STATEMENT ON FORM N-2 (FILE NO. 811-5103) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDO RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

Item 1.    Business

Formation

           The Franklin Capital Corporation1 (the "Registrant", "Franklin," or the "Corporation") filed on April 7, 1987, with the Securities and Exchange Commission (the "SEC" or the "Commission") a notification of registration under
Section 8(a) of the Investment Corporation Act of 1940 (the "1940 Act") and registered as a closed-end, non-diversified management investment company. On July 10, 1987, the Corporation commenced operations as an investment company. The Corporation's common stock, par value $1.00 per share, has been listed on The American Stock Exchange since October 1, 1987. The Corporation operates as an internally managed investment company whereby its officers and employees, under the general supervision of its Board of Directors, conduct its operations.

           From 1987 through 1991, the Corporation operated primarily as a passive investor, both at the holding company level and through its wholly owned subsidiary, Franklin SBIC.

           In 1992, Franklin SBIC was dissolved and the Corporation formed Excelsior Communications Corporation ("Excelsior"). Excelsior, through a partnership, acquired a number of radio stations, and Franklin's management was active in the operations of both Excelsior and its operating assets. At the end of 1995, Excelsior sold the last of its radio properties. Excelsior continued to operate through the first half of 1997.

           The operating strategy of providing managerial assistance to companies in which the Corporation invests has been pursued by Franklin since at least 1992. This strategy is consistent with the legislative intent behind the statutory framework governing business development companies under the 1940 Act. The Business Development Corporation ("BDC") is available for companies which are engaged in the business of furnishing capital and managerial expertise to other companies that might not otherwise have access to such capital. In light of this operating strategy and the Corporation's long-term objectives, management and the Board of Directors determined that it was in the best interests of the shareholders to explore the feasibility of moving on election to be regulated as a BDC.

           On August 5, 1997, the Board of Directors determined that it would be in the best interests of the Corporation and its stockholders to elect to become a BDC under the 1940 Act. On September 9, 1997, at the Annual Meeting of Stockholders, the stockholders of Franklin approved the proposal that the Corporation be regulated as a BDC. On November 18, 1997, the Corporation filed a notification of election to become a BDC with the Commission. The election became effective upon the receipt of the filing by the Commission.





--------------------------------------------------------------------------------

           1. On July 14, 1998, the Corporation filed a Certificate of Amendment with the Secretary of State of the State of Delaware, changing its name from The Franklin Holding Corporation (Delaware) to The Franklin Capital Corporation (Delaware). The Corporation's shareholders had approved a proposal to change the Corporation's name at the Annual Meeting of Stockholders held on June 16, 1998. The Corporation had filed its original Articles of Incorporation with the Secretary of State of the State of Delaware as The Franklin Holding Corporation (Delaware) on March 31, 1987.

           As a BDC, the Corporation's objective is to achieve capital appreciation through long-term investments in businesses believed to have favorable growth potential. The Corporation participates, or would participate, in start-up and early stage financing, expansion or growth financing, leveraged buy-out financing and restructurings. The Corporation has also invested and will consider investing in a broad range of industry segments.

Portfolio of Investments

           As of December 31, 1998, the Corporation's portfolio of investments is a composite of investments in developing companies, investment limited partnerships and one marketable security.

Illiquidity of Investments

           Many of the Corporation's investments consist of securities acquired directly from the issuer in private transactions. They may be subject to restrictions on resale or otherwise be illiquid. Franklin does not anticipate that there will be any established trading market for such securities. Additionally, many of the securities that the Corporation may invest in will not be eligible for sale to the public without registration under the Securities Act of 1933, as amended, which could prevent or delay any sale by the Corporation of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. Further, even if a portfolio corporation or investee registers its securities and becomes a reporting corporation under the Securities and Exchange Act of 1934, the corporation may be considered an insider by virtue of its board representation and would be restricted in sales of such corporation's securities.

Managerial Assistance

           The Corporation believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the 1940 Act with respect to a BDC such as Franklin means (a) any arrangement whereby a BDC, through its directors, officers, employees or general partners, offers to provide, and if accepted, does so provide significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company; or (b) the exercise of a controlling influence over the management or policies of a portfolio company by a BDC acting individually or as a part of a group acting together which controls such portfolio Corporation. The Corporation, as a BDC, is required by the 1940 Act to make significant managerial assistance available at least with respect to investee companies that the Corporation treats as qualifying assets for purposes of the 70 percent test (see "Regulation"). The nature, timing and amount of managerial assistance provided by the Corporation vary depending upon the particular requirements of each investee Corporation.

           In connection with its managerial assistance, Franklin may be represented by one or more of its officers or directors on the board of directors of an investee. The Corporation's goal is to assist each investee company in establishing its own independent and effective board of directors and management.

Need for Follow-on Investments

           Following its initial investments in investees, the Corporation has made and anticipates that it will continue to make additional investments in such investees as "follow-on" investments, in order to increase its investment in an investee, and may exercise warrants, options or convertible securities that were acquired in the original financing. Such follow-on investments may be made for a variety of reasons including: 1) to increase the Corporation's exposure to an investee, 2) to acquire securities issued as a result of exercising convertible securities that were purchased in the original financing,
3) to preserve Franklin's  proportionate ownership in a subsequent financing, or
4) in an attempt to preserve or enhance the value of the Corporation's investment. There can be no assurance that the Corporation will make follow-on investments or have sufficient funds to make such investments; the Corporation will have the discretion to make any follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued validity of an investee and the Corporation's initial investment, or may result in a missed opportunity for the Corporation to increase its participation in a successful operation.

Competition

           The Corporation competes for attractive investment opportunities with venture capital partnerships and corporations, merchant banks, venture capital affiliates of industrial and financial companies, SBICs, other BDCs and private individual investors.

Employees

           At December 31, 1998, the Corporation had six employees.

Regulation

           The Small Business Investment Incentive Act of 1980 modified the provisions of the 1940 Act that are applicable to a closed-end investment BDC. After filing its election to be treated as a BDC, a corporation may not withdraw its election without first obtaining the approval of holders of a majority of its outstanding voting securities. The following is a brief description of the 1940 Act, as modified by the Small Business Investment Incentive Act of 1980, and is qualified in its entirety by the reference to the full text of the 1940 Act and the rules thereunder by the SEC.

           Generally, to be eligible to elect BDC status, a corporation must primarily engage in the business of furnishing capital and managerial expertise to companies which do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." More specifically, in order to qualify as a BDC, a corporation must
(i) be a domestic corporation; (ii) have registered a class of its securities or have filed a registration statement with the SEC pursuant to Section 12 of the Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, immature or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) extend significant managerial assistance to such portfolio companies; (v) have a majority of "disinterested" directors (as defined in the 1940 Act) and (vi) file (or, under certain circumstances, intend to file) a proper notice of election with the SEC.

           An eligible portfolio company generally is a domestic corporation that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors or (iii) meets such other criteria as may be established by the SEC. Control under the 1940 Act is presumed to exist where a BDC owns 25 percent of the outstanding securities of the investee.

           The 1940 Act prohibits or restricts companies subject to the 1940 Act from investing in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70 percent of the value of the Corporation's assets consist of qualifying assets. Qualifying assets include: (i) securities of companies that were eligible portfolio companies at the time such company acquired their securities;
(ii) securities of bankrupt or insolvent companies that were eligible at the time of such company's initial investment in those companies; (iii) securities received in exchange for or distributed in or with respect to any of the foregoing and (iv) cash items, government securities and high quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons for whom, securities can be purchased in order for the securities to be considered qualifying assets. Such restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or their officers, directors or affiliates.

           The Corporation is permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its asset coverage, as defined in the 1940 Act, is at least 200 percent after the issuance of the debt or the preferred stock (i.e., such senior securities may not be in excess of 50 percent of its net assets). If the value of the Corporation's assets, as defined, were to increase through the issuance of additional capital stock or otherwise, the Corporation would be permitted under the 1940 Act to issue senior securities.

           The Corporation may sell its securities at a price that is below the prevailing net asset value per share only after a majority of its disinterested directors has determined that such sale would be in the best interest of the Corporation and its stockholders and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons. If the offering of the securities is underwritten, a majority of the disinterested directors must determine in good faith that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discount or commission. As defined by the 1940 Act, the term "majority of the Corporation's outstanding voting securities" means the vote of
(i) 67 percent or more of the Corporation's Common Stock present at the meeting, if the holders of more than 50 percent of the outstanding Common Stock are present or represented by proxy or (ii) more than 50 percent of the Corporation's outstanding Common Stock, whichever is less.

           Most of the transactions involving the Corporation and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the Commission under the 1940 Act prior to its amendment by the Small Business Investment Incentive Act are now permissible upon the prior approval of a majority of the Corporation's independent directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain closely affiliated persons of the Corporation, including its directors, officers, and employees, may still require the prior approval of the Commission. In general, (i) any person who owns, controls or holds power to vote more than 5 percent of the Corporation's outstanding Common Stock; (ii) any director, executive officer or general partner of that person and (iii) any person who directly controls, is controlled by, or is under common control with that person, must obtain the prior approval of a majority of the Corporation's independent directors and, in some situations, the prior approval of the Commission, before engaging in certain transactions involving the Corporation or any company controlled by the Corporation. The 1940 Act generally does not restrict transactions between the Corporation and its portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraws its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined in the 1940 Act) of its outstanding voting securities, stockholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires stockholder approval for a change in any fundamental investment policy). The Corporation is entitled to change its diversification status without stockholder approval.

Item 2.    Properties

           Franklin maintains its offices at 450 Park Avenue, 10th Floor, New York, New York 10022, where it leases approximately 3,600 square feet of office space pursuant to a lease agreement expiring in 2003. As of December 31, 1998, Franklin had sublet arrangements with two subtenants for a portion of Franklin's office space.

Item 3.    Legal Proceedings

           The Corporation is a plaintiff in an action brought against National Union Fire Insurance Corporation of Pittsburgh, PA ("National Union") in the Supreme Court of the State of New York ("The Supreme Court"). The action was filed on November 13, 1997 and seeks reimbursement of $1 million for fees and expenses incurred in connection with certain shareholder litigation brought against Franklin and its directors. National Union filed a motion to dismiss the complaint which was granted by The Supreme Court on November 24, 1998. Franklin has filed an appeal of the dismissal with the New York State Supreme Court Appellate Division. Both sides have submitted briefs to the Appellate Court. The Corporation is unaware of any other material legal proceedings pending to which it is a party or to which any of its property is subject.

Item 4.    Submission of Matters to a Vote of Security Holders

           The Corporation did not submit any matters to a vote of its stockholders during the fourth quarter of the 1998 fiscal year.

                                     PART II

Item 5.  Market for Corporation's Common Equity and Related Stockholder Matters

Stock Transfer Agent

           Chase Mellon Shareholder Services, 85 Challenger Road, Overpack Center, Ridgefield Park, NJ 07660 (Telephone (800) 851-9677) serves as transfer agent for the Corporation's common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

Market Prices

           The Corporation's common stock is traded on The American Stock Exchange under the symbol "FKL". The following table sets forth the range of the high and low selling price of the Corporation's shares during each quarter of the last two years, as reported by the American Stock Exchange.

           1998 Quarter Ending       Low                  High

           March 31                  $  5.750             $  7.000
           June 30                   $  6.875             $  8.250
           September 30              $  5.875             $  8.250
           December 31               $  4.750             $  5.750

           1997 Quarter Ending       Low                  High

           March 31                  $  9.375             $ 10.125
           June 30                   $  8.875             $   9.750
           September 30*             $  7.000             $ 11.750
           December 31               $  6.250             $   7.750


     * A special distribution of $3.25 per share was declared in July 1997.

Stockholders

           As of March 16, 1999, there were 665 holders of record of the Corporation's common stock. The Corporation has 2,000,000 shares authorized, of which 1,003,986 are issued and 759,632 are outstanding at March 16, 1999.

Item 6.              Selected Financial Data

           The following tables should be read in conjunction with the Financial Statements included in Item 8 of this form 10-K.



              BALANCE SHEET DATA
               Financial Position as of December 31:


                                                1998              1997*              1996              1995                  1994

Total Assets                              $6,548,696         $7,718,458       $11,798,044       $12,658,556           $14,155,454

Liabilities                                 $233,143          $ 375,326        $1,921,475         $ 538,427             $ 810,849

Net asset value                           $6,315,553         $7,343,132        $9,876,569       $12,120,129           $13,344,605

Net asset value per share                      $8.41            $  9.17          $  12.33          $  14.67              $  15.40

Shares outstanding                           750,686            801,198           801,198           826,198               866,598



Operating Data for the year
ended December 31:

                                                1998               1997              1996              1995                  1994

Investment Income                           $263,323       $ 497,021            $ 852,211         $ 948,436             $ 709,068

Net investment loss from operations     $(1,357,085)       $(1,903,829)      $(1,553,891)      $(1,209,464)          $(1,441,669)

Net realized gain on investments,
       net of income taxes                $1,628,004    $  3,313,498      $      95,085     $    999,029           $ 1,800,301

Net (decrease) increase in
       unrealized appreciation
       of investments, net of
       deferred income taxes            $(1,015,091)       $(1,339,212)  $     266,694      $    233,878           $    (58,124)

Net increase (decrease) in net
       assets from operations             $(744,172)     $      70,457       $(1,192,112)           $23,443             $ 300,508

Net increase (decrease) in net
       assets from operations
       per weighted average number
       of shares outstanding                 $(0.94)            $  0.09        $   (1.48)          $   0.03              $   0.35


     * A special distribution of $3.25 per share was declared in July 1997.


Item. 7    Management's Discussion and Analysis of Financial Condition and
Results of Operations

Statement of Operations

           The Corporation accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets from operations", which is composed of the following: "Net investment loss from operations," which is the difference between the Corporation's income from interest, dividends and fees and its operating expenses; "Net realized gain on portfolio of investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost; any applicable income tax provisions (benefits); and "Net increase (decrease) in unrealized appreciation of investments," which is the net change in the fair value of the Corporation's investment portfolio, net of any increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

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

Financial Condition

           The Corporation's total assets and net assets were, respectively, $6,548,696 and $6,315,553 at December 31,1998 versus $7,718,458 and $7,343,132 at December 31,1997. Net asset value per share was $8.41 at December 31, 1998 versus $9.17 at December 31, 1997.

           Franklin paid a $3.25 per share special distribution on August 4, 1997 to its stockholders of record as of July 28, 1997 totaling $2,603,894. Based on the calculation of current and cumulative earnings and profits at December 31, 1997, it was determined that this entire distribution was a return of capital to the stockholders. The Corporation also paid a $1.00 per share special distribution on December 4, 1996 to its stockholders of record as of November 25,1996 totaling $801,198, which entire distribution was also determined to be a return of capital to the stockholders.

           The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                      December 31, 1998     December 31, 1997
                                      -----------------     -----------------

Investments, at cost                     $ 3,475,229           $  4,209,672
Unrealized appreciation, net of
           deferred taxes                  1,650,077              2,665,168
                                         ------------         --------------
Investments, at fair value               $ 5,125,306           $  6,874,840
                                         ===========           ============

Investments

           The Corporation has an investment in Avery Communication Corporation ("Avery") valued at $3,380,013 at December 31, 1998, which represents 51.6% of the Corporation's total assets and 53.5% of its net assets. Avery is a holding corporation operating in the telecommunications industry. Its common stock is quoted on the OTC Electronic Bulletin Board under the symbol "ATEX". At December 31, 1998, Hold Billing Services ("HBS"), was Avery's sole current operating subsidiary. HBS provides billing and collection services for inter-exchange carriers and long-distance resellers. HBS's other principal operating subsidiary was sold in early 1998.

           Franklin's original investment in Avery of $350,000 was made in August 1995, and an additional investment of $2.5 million was made in May 1997. On July 6, 1998, Franklin sold certain securities to the Thurston Group, Inc. for $2.5 million. On a primary share basis, Franklin owns more than 17.5% of Avery's outstanding voting stock. Additionally, two officers of Franklin serve on Avery's eight member Board of Directors.

           At December 31, 1998, the Corporation had an investment in Communications Intelligence Corporation ("CIC") common stock valued at $656,250 and an investment in CIC Standby Ventures, L.P. ("CIC Ventures") valued at $107,847. In 1995, the Corporation made an original investment in CIC Ventures of $67,000. The managing partner of CIC Ventures is the Chairman of the Board of CIC. In November 1998, the Corporation added to its existing holdings by investing $375,000 in CIC. CIC develops, markets, and licenses software products based on proprietary handwriting recognition technologies. CIC's core technologies include multilingual handwriting recognition and dynamic signature verification software. CIC's products are designed to increase the ease of use, functionality, and security of electronic devices ranging from PC peripherals to smart cellular phones. At December 31, 1998, the total investment in CIC and CIC Ventures represents 11.7% of the Corporation's total assets and 12.1% of its net assets.

           At December 31, 1998, the Corporation had an investment in the Seneca Capital, L.P. ("Seneca"), an investment partnership whose primary investment objective is to invest in securities which value will be meaningfully affected by an anticipated event. Seneca invests primarily in publicly traded equity securities of U.S. companies and, to control market risks, utilizes short positions, index options and other hedging techniques. Franklin is a 0.90% limited partner. The Corporation's original investment of $500,000 made in April 1996 is valued at $530,019 at December 31, 1998. The year-end value is net of a profit distribution of $350,000 received by Franklin during the year ended December 31, 1998. At December 31, 1998, Seneca represents 8.1% of the Corporation's total assets and 8.4% of its net assets.

           During 1997, the Corporation dissolved its wholly-owned subsidiary, Excelsior. Excelsior was formed in 1992 to invest in broadcasting properties, primarily radio stations. Excelsior's last broadcast assets were sold effective December 31, 1995, at which point, and through the time of its dissolution, its assets consisted principally of cash, receivables from customers of the radio station and marketable securities. All remaining assets of Excelsior were distributed to Franklin during 1997. The Corporation realized a net gain of $3,166,842 in 1997 from this dissolution.

Results of Operations

Investment Income and Expenses:

           The Corporation's principal objective is to achieve capital appreciation through long-term investments in businesses believed to have favorable growth potential. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and provides little or no current yield in the form of dividends or interest. The Corporation earns interest income from loans, preferred stocks, corporate bonds and other fixed income securities. The amount of interest income varies based upon the average balance of the Corporation's fixed income portfolio and the average yield on this portfolio.

           The Corporation had interest income of $34,128 in 1998, $225,840 in 1997, and $96,918 in 1996. The decrease in 1998 from 1997 was the result of a decrease in the amount of investments in high yield bonds in early 1997 as compared to 1998. Income from controlled affiliates of $229,195 in 1998 and $257,258 in 1997 represents dividend and interest income from preferred stock and a note received in connection with the Corporation's investment in Avery. The $750,000 income from controlled affiliates in 1996 represents management fee income from Excelsior.

           Operating  expenses were $1,620,408 in 1998,  $2,400,850 in 1997, and
$2,406,102 in 1996. Operating expenses included net professional fees, settlement costs and other expenses related to litigation of $535,017 in 1997, $754,631 in 1996. Most of the Corporation's other operating expenses are related to employee and director compensation, office and rent expenses and professional fees (primarily general legal and audit fees).

           Net investment losses from operations were $1,357,085 in 1998, $1,903,829 in 1997, and $1,553,891 in 1996.

           The Corporation has relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Corporation attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Net Realized Gains and Losses on Portfolio of Investments:

           During the three years ended December 31, 1998, 1997 and 1996, the Corporation realized net gains before taxes of $1,628,004, $3,105,165, and $246,518, respectively, from the disposition of various investments.

           During 1998, Franklin realized a net gain from the sale of a portion of its investment in and subsequent exercise of warrants in Avery of $1,308,208, as well as $350,000 in gains from Seneca, and $96,370 in gains from other investment partnerships, the sale of various marketable securities and loans. These gains were offset by a loss of $126,574 on the sales of various marketable securities, loans, and investment partnerships.

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

           During 1996 the Corporation realized net gains of $246,518 on sales of marketable securities, primarily Market Analysis and Information Database, Inc. ("M.A.I.D.") common stock.

Unrealized Appreciation of Investments:

           Unrealized appreciation of investments, net of deferred taxes, decreased by $1,015,091 during the year ended December 31, 1998, primarily from realized gains due to the sale of a portion of Franklin's investment in Avery. This was offset by increased values for CIC and CIC Ventures.

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

Liquidity and Capital Resources:

           The Corporation's reported total cash and cash equivalents, accrued interest and accounts receivable and marketable investment securities (the primary measure of liquidity) at December 31, 1998 was $1,979,256 compared to $720,470 at December 31, 1997 and $442,805 at December 31, 1996. Management believes that these assets, together with its investment in Seneca, provide the Corporation with sufficient liquidity for its operations. Funds from Seneca may be withdrawn upon 30 days written notice to the general partner.

Risks

           Pursuant to Section 64(b) (1) of the Investment Corporation Act of 1940, a BDC is required to describe the risk factors involved in an investment in its securities inherent in the nature of the Corporation's investment portfolio. There are significant risks inherent in the Corporation's venture capital business. The Corporation has invested a substantial portion of its assets in small private companies and a non-reporting public corporation. Because of the speculative nature of these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that from time to time its venture capital investments may result in a complete loss of the Corporation's invested capital or may be unprofitable. Other investments may appear likely to become successful, but may never realize their potential. Neither the Corporation's investments nor an investment in the Corporation is intended to constitute a balanced investment program. The Corporation has in the past relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.

Risks Relating to the Year 2000 Issue

           The Corporation's internal computer information is Year 2000 compliant. The Corporation uses individual PC's that rely on third party software. All such software has been upgraded to versions that are Year 2000 compliant.

           The Corporation's Year 2000 issues and any potential business interruptions, costs, damages, or losses related thereto are primarily dependent upon the Year 2000 compliance of third parties. The Corporation's suppliers that provide mission-critical services are primarily large companies, such as local and long distance telephone service providers, banks, and utility companies. The Corporation has no reason to believe that these suppliers will not be Year 2000 compliant. However, the Corporation is in the process of reviewing its third party relationships in order to assess and address Year 2000 issues with respect to these third parties.

           The Corporation believes that the "Year 2000" problem may be material to its investments. The Corporation has received assurances from the companies that it invests in that they are addressing the Year 2000 issue and do not expect any material events to affect their business operations.

           There can be no assurance that the "Year 2000" problem will be properly or timely resolved, which could have a material adverse effect on the Corporation's results of operations. The Corporation intends to develop a contingency plan to be able to react to any Year 2000 problems should they arise.

           The costs associated with Year 2000 compliance have been nominal and the Corporation believes that the remaining costs will be minimal and will not have a material adverse effect on its financial condition or results of operations.

Item 7a.   Quantitative and Qualitative Disclosures about Market Risk

           A portion of the Corporation's portfolio of investments is in marketable securities traded on the over-the-counter market. In order to realize the full market value of a security the market must trade in an orderly fashion. Should an economic event occur that would not allow the markets to trade in an orderly fashion, the Corporation may not be able to receive fair value for those investments.

           All investments owned by the Corporation are marked at fair value at December 31, 1998. For those investments that do not have a ready market, the Corporation has received valuation information from either an independent third party or the investee corporation itself. The Corporation has no off-balance sheet investments or hedging instruments.

Item 8.              Financial Statements and Supplementary Data

           See Index to Financial Statements for a list of the Financial Statements and Supplementary Data included in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           The Corporation terminated its auditing relationship with Arthur Andersen & Co. and began a relationship with Ernst & Young LLP on June 16, 1998, to provide auditing, accounting and managerial services. The change was approved by the Board of Directors of the Corporation and subsequently the shareholders at a shareholder meeting held on June 16, 1998. There were no disagreements with Arthur Andersen & Co. or with Ernst & Young LLP on accounting or financial disclosure.

                                    PART III

Item 10.   Directors and Executive Officers of the Corporation

Officers
--------

           Stephen  L.  Brown,   Chairman  and  Chief  Executive  Officer.   For
additional information about Mr. Brown, please see the Directors' biographical information section below.

           Spencer L. Brown, age 33, has been Senior Vice President of the Corporation since November 1995, Secretary of the Corporation since October 1994 and was Vice President from August 1994 to November 1995. From September 1993 to July 1994, Mr. Brown was an attorney with the firm of Wilson, Elser, Moskowitz, Edelman & Dicker, and from September 1991 to September 1993, he was an attorney with the firm of Weil, Gotshal & Manges LLP. Mr. Brown is also a director of Avery. Mr. Brown is the son of Stephen L. Brown, the Chairman and Chief Executive of the Corporation.

           Hiram M. Lazar, age 34, joined the Corporation as Chief Financial Officer in January 1999. From June 1992 to January 1999, Mr. Lazar was the Vice-President of Finance and Corporate Controller for Lebenthal & Co., Inc., a regional full-service broker/dealer. From July 1985 to June 1992, Mr. Lazar worked as a Certified Public Accountant with various regional and national Certified Public Accounting firms.

           John Greenbaum, age 48 had been Chief Financial Officer and Treasurer of the Corporation since 1996. Mr. Greenbaum resigned from the Corporation effective December 31, 1998.

           Stephen J. Mayer, age 46, had been Vice President and Controller of the Corporation since 1994. Mr. Mayer's employment ceased with the Corporation effective December 31, 1998.

Directors
---------


           Stephen L. Brown, age 60, was elected to the Corporation's Board of Directors and appointed Chairman of its Board of Directors in October 1986. He has been Chief Executive Officer since October 1986. From June 1984 through June 1997, Mr. Brown was Chairman of S.L. Brown & Company, Inc. ("SLB & Co., Inc."), a private investment firm. Mr. Brown is a director of Copley Financial Services Corporation (advisor to Copley Fund, Inc., a mutual fund) and Avery.

           Miles L. Berger, age 68, joined the Board as a director in 1996. Mr. Berger has been Vice Chairman of Heitman Financial Ltd., a real estate service Corporation, for more than the past six years. Mr. Berger is also Chairman of the Board of Mid Town Bank, Chicago, and Berger Management Services LLC. Additionally Mr. Berger serves as a board member of Innkeepers USA Trust, and Universal Health Realty Income Trust.

           Irving Levine, age 77, became a director of the Corporation in 1990. He has been Chairman of the Board and President of Copley Fund, Inc., a mutual fund, since 1978, and Chairman and Treasurer of Stuffco International, Inc., a ladies handbag processor and chain-store operator, since 1978. Mr. Levine is also President and a director of Copley Financial Services Corporation (advisor to Copley Fund, Inc.).

           Jonathan A. Marshall, age 60, has been a director since 1987. Mr. Marshall is a Senior Partner in the law firm of Pennie & Edmonds, and has been a member of that firm since 1974. He is a member of the Bar of the State of New York and is admitted to practice before the United States Supreme Court and the United States Patent and Trademark Office.

           Michael P. Rolnick, age 33, is currently Vice President for New Ventures at E*Trade Group, Inc. In this capacity he is responsible for the company's corporate development activities including mergers and acquisitions, private equity investments, and Corporate Strategy. Prior to working at E*Trade, Mr. Rolnick was an Associate at Montgomery Securities.

           Carl Glickman, age 72, resigned from the Board on July 29, 1998.

           Jeffrey Steiner, age 61, did not submit his name for reelection to the Board at the Annual Meeting of Stockholders held on June 16, 1998.

Item 11.   Executive Compensation

Summary Compensation Table

           The following table sets forth a summary for each of the last three years of the cash and non-cash compensation awarded to, earned by, or paid to the Chief Executive Officer of the Corporation and the other executive officers of the Corporation, whose individual remuneration exceeded $100,000 for the year ended December 31, 1998.


                    Name &                                                    Additional           Other Annual           401K
              Principal Position           Year            Salary            Compensation          Compensation     Contribution
                                                             ($)                 ($)                   ($)                 ($)
        Stephen L. Brown                   1998           350,000              32,500                   -                   -
        Chairman & President               1997           390,000                 -                     -                 9,500
                                   (1)     1996           390,000              32,500                   -                 9,500


        Spencer L. Brown                   1998           126,250              12,500                   -                   -
        Senior Vice President              1997           120,000                 -                     -                 8,050
             & Secretary                   1996           120,000              10,000                   -                 7,200


        John Greenbaum                     1998           102,500                 -                     -                   -
        Chief Financial Officer            1997           120,000                 -                     -                 6,900
         & Treasurer         (2)           1996             92,308             10,000                 4,500               1,000



(1) Mr. Brown is employed under a contract with the Corporation at a base salary of $390,000 per annum. The initial term of such employment contract expired on December 31, 1995, and is automatically extended from year to year thereafter unless the Corporation elects not to extend the term. In compliance with the terms of the Settlement described in Footnote 5 to the financial statements, Mr. Brown's base salary was reduced to $350,000.

(2) Mr. Greenbaum joined the Corporation as Chief Financial Officer & Treasurer in March 1996 at an annual base salary of $120,000. Through March 1996, Mr. Greenbaum served as an outside director of the Corporation for which he received compensation of $4,500. Mr. Greenbaum resigned from Franklin effective December 31, 1998.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           The following table sets forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the Commission) of the Corporation's common stock as of March 16, 1999 by 1) each person who is known by the Corporation to be the beneficial owner of more than five percent of the outstanding common stock, 2) each director of the Corporation, 3) each current executive officer listed in the Summary
Compensation Table and 4) all directors and executive officers of the Corporation as a group. Except as otherwise indicated, to the Corporation's knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The Corporation is not aware of any arrangement which may, at a subsequent date, result in a change of control of the Corporation. The address for all beneficial owners, unless stated otherwise below is c/o The Franklin Capital Corporation 450 Park Avenue, Suite 1000, New York, NY 10022.

                                                Amount and
                                                  Nature of
                        Name and Address        Beneficial            Percent
                       of Beneficial Owner      Ownership             of Class
                       -------------------      ------------          ---------

        Stephen L. Brown                         110,960           (1)   14.4%

        Kuby Gottlieb Special Value Fund          60,350                  7.9%
        500 West Madison Ave, 27th Floor
        Chicago, IL 60661
        Spencer L. Brown                          15,975           (2)    2.1%
        Miles L. Berger                           10,000                  1.3%
        John Greenbaum                              9,600          (3)    1.3%
        Jonathan A. Marshall                        5,900                  *
        Irving Levine                               3,000                  *
        Hiram M. Lazar                              2,000                  *
        Michael Rolnick                               400                  *
        Stephen J. Mayer                            -                      *
        All officers and directors
             as a group (9 persons)              157,835                 20.2%

        ---------------------------
         * Less than 1.0%

(1) Does not include 4,075 shares owned by Mr. Brown's children not including Spencer L. Brown, and does not include 15,975 owned by Spencer
        L. Brown, including options for 10,000 shares. See (2) below. Mr. Brown disclaims beneficial ownership of such shares. Includes options for 5,000 shares exercisable on January 27, 1998 and 5,000 shares exercisable on January 27, 1999.

(2) Includes options for 5,000 shares exercisable on January 27, 1998 and 5,000 shares exercisable on January 27, 1999.

(3) Ownership is through Greenbaum Brothers Partnership, in which Mr. Greenbaum has a 33% general Partnership interest. Includes options for 5,000 shares exercisable on January 27, 1998.

Item 13.   Certain Relationships and Related Transactions

           See Items 10 through 12 and Footnote 6 to the Financial Statements.

                                     PART IV

Item 14.   Exhibits, Financial Statements, Schedules and Reports on Form 8-K

   (a)   (1) Financial Statements
                        Information required by subsection of item is presented in index to Financial Statements on page 21.
         (2) Exhibits
                        (3)  (i)  Articles  of  Incorporation*
                        (3)  (ii) By-Laws*
                        (23)  Financial Data Schedule (for EDGAR purposes only)

   (b) Reports on Form 8-K. The Corporation did not file any reports on Form 8-K the last quarter of 1998.



--------------------------------------------------------------------------------
*Incorporated by reference to the Corporation's Form N-2, as amended, filed July 31, 1992.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE FRANKLIN CAPITAL CORPORATION

Date: March 24, 1999         By:       /s/
                                       ----------------------------------------
                                       Stephen L. Brown
                                       Chairman & Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

Signatures                     Title                              Date
----------                     -----                              ----

/s/______________________     Chairman &                     March 24, 1999
Stephen L. Brown                  Chief Executive Officer

/s/______________________     Senior Vice President &        March 24, 1999
Spencer L. Brown                  Secretary

/s/______________________     Chief  Financial Officer       March 24, 1999
Hiram M. Lazar

/s/______________________     Director                       March 24, 1999
Miles L. Berger

/s/______________________     Director                       March 24, 1999
Irving Levine

/s/______________________     Director                       March 24, 1999
Jonathan A. Marshall

/s/______________________     Director                       March 24, 1999
Michael P. Rolnick

                        THE FRANKLIN CAPITAL CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



The following financial statements of The Franklin Capital Corporation are filed herewith and included in response to Item 8.

                                                                           Page
                                                                           ----

   Report of Ernst & Young, LLP..........................................    22
   Report of Arthur Andersen, LLP........................................    23

   Balance Sheets as of
             December 31, 1998 and 1997..................................    24

   Statements of Operations for the years
             ended December 31, 1998, 1997 and 1996......................    25

   Statements of Cash Flows for the years
             ended December 31, 1998, 1997 and 1996......................    26

   Statements of Changes in Net Assets for the years
             ended December 31, 1998, 1997 and 1996......................    27

   Financial Highlights for the years ended December 31,
             1998, 1997, 1996, 1995 and 1994.............................    28

   Portfolio of Investments as of
             December 31, 1998...........................................    29

   Notes to Financial Statements......................................... 30-37



The schedules for which  provision is made in the  applicable  regulation of the
Securities   and  Exchange   Commission  are  not  required  under  the  related
instruction or are inapplicable and, therefore, have been omitted.

To the Stockholders and Board of Directors of Franklin Capital Corporation


We have audited the accompanying balance sheet of Franklin Capital Corporation as of December 31, 1998, including the portfolio of investments as of December 31, 1998, and the related statements of operations, cash flows and changes in net assets and the financial highlights for the year then ended. These financial statements and financial highlights are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. Our procedures included the physical inspection of securities on hand at December 31, 1998 and the confirmation of marketable investment securities owned as of December 31, 1998, by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Franklin Capital Corporation at December 31, 1998, the results of its operations, cash flows and changes in net assets and the financial highlights for the year then ended in conformity with generally accepted accounting principles.


                                                          ERNST & YOUNG LLP


New York, New York
February 24, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of The Franklin Capital Corporation:

We have audited the accompanying balance sheet of The Franklin Capital Corporation (formerly, The Franklin Holding Corporation [Delaware]) (a Delaware corporation) as of December 31, 1997, and the related statements of operations, cash flows and changes in net assets for the two years ended December 31, 1997, and the financial highlights for the four years ended December 31, 1997. These financial statements and financial highlights are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included the physical inspection of securities on hand at December 31, 1997, and the confirmation of marketable investment securities owned as of December 31, 1997, by correspondence with brokers. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of The Franklin Holding Corporation (Delaware) as of December 31, 1997, the results of its operations, cash flows and changes in net assets for the two years ended December 31, 1997, and the financial highlights for the four years ended December 31, 1997 in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP



New York, New York
March 24, 1998


                                              THE FRANKLIN CAPITAL CORPORATION
====================================================================================================================


Balance Sheets

--------------------------------------------------------------------------------------------------------------------


December 31,                                                                     1998                  1997
--------------------------------------------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market value (cost: December 31,
    1998 - $412,048; December 31, 1997 - $41,522)  (Note 2)                   $   699,704          $    41,522
Investments, at fair value (cost: December 31,1998 - $3,063,181;
    December 31, 1997 - $4,168,150)  (Note 2)
         Avery Communications Inc.  (Note 6)                                    3,380,013            5,511,000
         Other investments                                                      1,045,589            1,322,318
                                                                                ---------            ---------
                                                                                4,425,602            6,833,318
                                                                                ---------            ---------

Cash and cash equivalents (Note 2)                                              1,100,373              348,900
Accrued interest and accounts receivable  (Note 6)                                179,179              330,048
Other assets                                                                      143,838              164,670
                                                                                  -------              -------

                                                                              $ 6,548,696          $ 7,718,458
                                                                              ===========          ===========
TOTAL ASSETS


--------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued liabilities                                      $   233,143          $   375,326

TOTAL LIABILITIES                                                                 233,143              375,326

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Common stock, $1 par value: 2,000,000 shares authorized;
    1,003,986 shares issued:750,686 and 801,198 shares outstanding
    at December 31,1998 and 1997, respectively  (Note 7)                        1,003,986            1,003,986
Paid-in capital                                                                 8,997,877            8,997,877
Unrealized appreciation of investments,
    net of deferred income taxes  (Notes 2 and 3)                               1,650,077            2,665,168
Accumulated deficit                                                            (3,169,229)          (3,440,148)
                                                                               ----------           ----------

                                                                                8,482,711            9,226,883
Deduct:253,300 and 202,788 shares of common stock held in treasury,
    at cost, at December 31, 1998 and 1997, respectively  (Note 4)             (2,167,158)          (1,883,751)

Net assets, equivalent to $8.41 per share at December 31, 1998
      and $9.17 per share at December 31, 1997                                  6,315,553            7,343,132

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 6,548,696          $ 7,718,458
                                                                              ===========          ===========

--------------------------------------------------------------------------------------------------------------

                         The accompanying notes are an integral part of these financial statements.

                                                       THE FRANKLIN CAPITAL CORPORATION
==================================================================================================================================

 Statements of Operations

----------------------------------------------------------------------------------------------------------------------------------


For the Year Ended December 31,                                                          1998           1997             1996
                                                                         --------------------------------------------------------

INVESTMENT INCOME
    Income from controlled affiliates  (Note 6)                                   $   229,195      $   257,258      $   750,000
    Interest on loans and debt securities                                                   -          176,728           78,978
    Interest on short term investments and money market accounts                       34,128           49,112           17,940
    Dividend income                                                                         -            1,996            5,293
    Other Income                                                                            -           11,927                -
                                                                                  -----------         --------         --------
                                                                                      263,323          497,021          852,211
                                                                                  -----------         --------         --------

EXPENSES
    Salaries and employee benefits  (Note 7)                                          882,168          923,080          941,164
    Professional fees                                                                 223,106          169,928          117,994
    Appraisal fees                                                                      3,087           25,000
    Investment banking fee                                                                  -           13,997                -
    Rent  (Note 5)                                                                     99,912           97,607          108,857
    Insurance                                                                          43,201           43,748           48,462
    Directors' fees                                                                    54,539          121,809          131,906
    Taxes other than income taxes                                                      49,919           43,259           51,212
    Newswire and promotion                                                             12,774            7,826            9,116
    Depreciation and amortization                                                      28,428           38,301           36,660
    General and administrative                                                        223,274          266,287          206,100
    Professional fees related to conversion to
          Business Development Corporation                                                  -          114,991                -
    Professional fees related to Stearns & Foster litigation  (Note 5)                      -           35,380          122,000
    Expenses related to Stockholders' litigation & proxy contest  (Note 5)                  -          499,637          257,631
    Net settlement of Stearns & Foster litigation  ( Note 5)                                -                -          375,000
                                                                                  -----------         --------         --------

                                                                                    1,620,408        2,400,850        2,406,102
                                                                                  -----------         --------         --------

Net investment loss from operations                                                (1,357,085)      (1,903,829)      (1,553,891)

Net realized gain on portfolio of investments                                       1,628,004        3,105,165          246,518

Benefit (provision) for income taxes  (Note 3)                                              -          208,333         (151,433)
                                                                                  -----------         --------         --------

Net realized income (loss)                                                            270,919        1,409,669       (1,458,806)

(Decrease) increase in unrealized appreciation of investments, net of deferred income tax benefit of $0; $0; and $100,636,
    respectively  (Note 3)                                                         (1,015,091)      (1,339,212)         266,694
                                                                                  -----------         --------         --------

Net (decrease) increase in net assets  from operations                            ($  744,172)     $    70,457      ($1,192,112)
                                                                                  ===========      ===========      ===========

Net (decrease) increase in net assets from operations per common share            ($     0.94)     $      0.09      ($     1.48)
                                                                                  ===========      ===========      ===========

Weighted average number of common shares outstanding                                  792,572          801,198          803,097
                                                                                  ===========      ===========      ===========

-----------------------------------------------------------------------------------------------------------------------------------

                                  The accompanying notes are an integral part of these financial statements.


THE FRANKLIN CAPITAL CORPORATION
===================================================================================================================================


Statements of Cash Flows

-----------------------------------------------------------------------------------------------------------------------------------

For the Year Ended December 31,                                                     1998                 1997           1996
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net (decrease) increase in net assets from operations                              ($744,172)             $70,457    ($1,192,112)
  Adjustments to reconcile net (decrease) increase in net assets to net cash used in operating activities:
      Depreciation and amortization                                                     28,428               38,301         36,660
      (Increase) decrease in unrealized appreciation of investments                  1,015,091            1,339,212       (166,058)
      Deferred income tax benefit                                                            -                    -       (100,636)
      Amortization of discount on note receivable from Avery                          (101,176)            (127,760)             -
      Net realized gain on portfolio of investments                                 (1,628,004)          (3,105,165)      (246,518)

      Changes in operating assets and liabilities:
        (Increase) decrease in accrued interest and accounts receivable                150,869             (161,101)       315,312
        (Increase) decrease in other assets                                             (7,596)           1,173,580     (1,126,211)
        Increase (decrease) in accounts payable and accrued liabilities               (142,183)          (1,592,196)    1,483,684

          Total adjustments                                                           (684,571)          (2,435,129)      196,233

          Net cash used in operating activities                                     (1,428,743)          (2,364,672)      (995,879)

Cash flows from investing activities:
  Proceeds from sale of controlled affiliate                                         2,500,000                    -              -
  Proceeds from sale of other investments, net of expenses                           1,432,717              309,000        300,001
  Proceeds from sale of marketable investment securities, net of expenses              217,481            7,296,186      2,099,051
  Cash consolidated from Excelsior Communications Corporation                                -            1,710,702              -
  Return of capital from investments                                                         -              887,313        677,716
  Purchases of investments                                                          (1,025,000)          (2,448,963)      (887,521)
  Purchases of marketable investment securities                                       (661,575)          (2,749,730)        (1,694)
  Purchases of fixed assets                                                                 -                (5,890)       (21,791)

          Net cash provided by investing activities                                 2,463,623            4,998,618      2,165,762

Cash flows from financing activities:
  Distribution to stockholders charged to accumulated deficit                                -           (2,603,894)      (801,198)
  Purchase of treasury stock                                                          (283,407)                  -        (250,250)

          Net cash used in financing activities                                       (283,407)          (2,603,894)    (1,051,448)

Net increase in cash and cash equivalents                                              751,473               30,052        118,435

Cash and cash equivalents at beginning of year                                        348,900              318,848        200,413

Cash and cash equivalents at end of year                                           $1,100,373             $348,900       $318,848


-----------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                        THE FRANKLIN CAPITAL CORPORATION
=================================================================================================================================


Statements of Changes in Net Assets

---------------------------------------------------------------------------------------------------------------------------------



For the Year Ended December 31,                                            1998                  1997                 1996
---------------------------------------------------------------------------------------------------------------------------------

Decrease in net assets from operations:
   Net investment loss                                                    ($1,357,085)          ($1,903,829)         ($1,553,891)
   Net realized gain on portfolio of investments,
       net of current income taxes                                          1,628,004             3,313,498               95,085
   (Decrease) increase in unrealized appreciation of investments,
       net of deferred income taxes                                        (1,015,091)           (1,339,212)             266,694
                                                                         ------------            ----------           ----------

       Net (decrease) increase in net assets from operations                 (744,172)               70,457           (1,192,112)

Distributions to stockholders charged to
       accumulated deficit and earnings                                             -            (2,603,894)            (801,198)

Capital stock transactions:
   Purchase of treasury stock                                                (283,407)                   -              (250,250)
                                                                         ------------            ----------           ----------

       Total decrease in net assets                                        (1,027,579)           (2,533,437)          (2,243,560)
                                                                         ------------            ----------           ----------


Net assets at beginning of year                                            7,343,132             9,876,569           12,120,129
                                                                         ------------            ----------          ----------


Net assets at end of year                                                 $6,315,553            $7,343,132           $9,876,569
                                                                         ============           ==========           ==========

---------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                        THE FRANKLIN CAPITAL CORPORATION
=================================================================================================================================


Financial Highlights

---------------------------------------------------------------------------------------------------------------------------------


For the Year Ended December 31,                              1998           1997           1996           1995            1994
-----------------------------------------------------------------------------------------------------------------------------------

PER SHARE OPERATING PERFORMANCE (1):
Net asset value, beginning of period                            $9.17         $12.33         $14.67          $15.40         $14.96
                                                                -----         ------         ------          ------         ------

      Net investment loss                                       (1.71)         (2.37)         (1.93)          (1.43)         (1.66)
      Net gain on portfolio of
        investments (realized and unrealized) after taxes        0.77           2.46           0.45            1.46           2.01
                                                                -----         ------         ------          ------         ------

Total from investment operations                                (0.94)         0.09           (1.48)          0.03           0.35
                                                                -----         ------         ------          ------         ------

Less dividends and distributions:
      Distributions from accumulated
         deficit and earnings                                    0.00           (3.25)         (1.00)          (1.00)         0.00
                                                                -----         ------         ------          ------         ------

Total dividends and distributions                                0.00           (3.25)         (1.00)          (1.00)         0.00
                                                                -----         ------         ------          ------         ------

Treasury stock transactions                                      0.18           0.00           0.14            0.24           0.09
                                                                -----         ------         ------          ------         ------

Net asset value, end of period                                  $8.41          $9.17         $12.33          $14.67         $15.40
                                                                -----         ------         ------          ------         ------

Market value per share, end of period                           $5.25          $6.50         $10.13          $10.13          $8.13
                                                                -----         ------         ------          ------         ------

TOTAL INVESTMENT RETURN:
Based on market value per share (%)                            (19.23)        (16.62)          9.64           35.45          (8.45)

RATIOS TO AVERAGE NET ASSETS:
Expenses (%)                                                    23.73          28.97          20.58           16.59          16.04
Net investment loss (%)                                        (19.88)        (22.97)        (13.29)         (11.17)        (10.76)

RATIOS/SUPPLEMENTAL DATA:
Net assets at end of period (000 omitted)                      $6,316         $7,343         $9,877         $12,120        $13,345
Portfolio turnover rate (%)                                        39             77              8              32             63

------------------------------------------------------------------------------------------------------------------------------------

(1) Calculated based on weighted average number of shares outstanding during the period.
    The accompanying notes are an integral part of these financial highlights.





THE FRANKLIN CAPITAL CORPORATION
===================================================================================================================================

Portfolio of Investments

--------------------------------------------------------------------------------------------------------------------------------

Marketable Investment Securities                                                   Number of
---------------------------------------------------------------------------------               --------------------------------
                                                                                   Shares or                           Market
                                                                                   Principal                           Value
December 31, 1998                                                                  Amount ($)         Cost(1)         (Note 2)
--------------------------------------------------------------------------------------------------------------------------------

Common Stock - Communication Intelligence Corp..........................           875,000            $368,594        $656,250
Certificate of Deposit - 3.90%, due 05/04/99............................            43,454              43,454          43,454

     Total Marketable Investment Securities (13.7% of total investments
          and 11.1% of net assets)......................................                              $412,048        $699,704


-----------------------------------------------------------------------------------------------------------------------------------
Investments, at Fair Value
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    Directors'
                                                                                         Equity                     Valuation
December 31, 1998                                                   Investment          Interest     Cost(1)         (Note 2)
------------------------------------------------------------------------------------------------------------------------------

  Avery Communications Inc.......................................Common stock                         $1,481,482
   (Telecommunications)

  Avery Communications Inc..................................Convertible preferred
   (Telecommunications)                                       stock - Series E;                          350,000
                                                             12.0% dividend rate

Total Avery Communications (65.9% of total investments
     and 53.5% of net assets)                                                            12.90%       $1,831,482     $3,380,013

(fully diluted basis)

Other Investments

  Seneca Limited Partnership.................................Limited partnership          0.80%          500,000        530,019
   (Investment limited partnership)                                interest

  Codman Research Inc............................................Common stock             2.75%          400,031        254,488
    (Healthcare information systems)

  CIC Standby Ventures, L.P. ................................Limited partnership          1.80%           66,987        107,847
   (Computer handwriting systems)                                  interest

  FMA High Yield Income Limited Partnership .....................Limited partnership      2.69%                -         36,568
   (Schroders high yield bond                                      interest
                 limited partnership)

  GoAmerica Corp.................................................Common stock             0.50%           50,000         50,000
   (Internet software)

  Pixel Multimedia Ltd..........................................Convertible Note                          66,667         66,667
   (Multimedia publishing)                                  (Non Interest Bearing)

  Other investments...................................................                                   148,014              -


Total Other Investments (20.4% of total investments
     and 16.6% of net assets)                                                                          1,231,699      1,045,589

     Total Investments ...............................................................................$3,063,181.....$4,425,602

----------------------------------------------------------------------------------------------------------------------------------

(1) Book cost equals tax cost for all investments.

          The accompanying notes are an integral part of this Schedule.

                                       29

Franklin Capital Corporation
Notes to Financial Statements
December 31, 1998


1. ORGANIZATION

Franklin Capital Corporation (formerly The Franklin Holding Corporation (Delaware)) ("Franklin", or the "Corporation") is a Delaware corporation registered as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "Act"). A BDC is a specialized type of investment company under the Act. A BDC must be primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such companies are termed "eligible portfolio companies". The Corporation, as a BDC, may invest in the securities of public companies and other investments that are not qualifying assets of eligible portfolio companies, however such investments may not exceed 30% of the Corporation's total asset value at the time of any such investment.

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

The Corporation paid no interest during the years ended December 31, 1998, 1997 and 1996 and paid $0, $54,265 and $173,018 for income taxes during the years ended December 31, 1998, 1997 and 1996, respectively.

At December 31, 1998 the Corporation held cash and cash equivalents primarily in money market funds at two commercial banking institutions.

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

The Franklin Capital Corporation
Notes to Financial Statements (continued)


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

Depreciation and Amortization

Depreciation is recorded using the straight-line method at rates based upon estimated useful lives for the respective assets. Leasehold Improvements are included in other assets and are amortized over its useful life or the remaining life of the lease, whichever is shorter.

Net (Decrease) Increase in Net Assets Per Common Share

Net (decrease) increase in net assets per common share is based upon the weighted average number of shares of common stock outstanding. See Note 7 for discussion of Stock Option Plans.

3.  INCOME TAXES

At December 31, 1998, Franklin had a net operating loss carryforward for income tax purposes of approximately $3,315,000 that will begin to expire in 2011. At a 43% effective tax rate the after-tax net benefit from this loss would be approximately $1,425,000.

For the years ended December 31, 1998, 1997 and 1996, Franklin's tax (provision) benefit was based on the following:

The Franklin Capital Corporation
Notes to Financial Statements (continued)


                                                                         1998             1997                    1996
                                                                    -------------    ---------------        -----------------


Net investment loss from operations.................................$  (1,357,085)     $  (1,903,829)      $  (1,553,891)
Net realized gain on portfolio of investments.......................    1,628,004           3,105,165            246,518
Decrease in unrealized appreciation.................................   (1,015,091)        (1,339,212)            166,058
                                                                       ----------         ----------             -------

     Pre-tax book loss .............................................$ (   744,172)     $    (137,876)      $  (1,141,315)
                                                                    =============      =============       =============



                                                                        1998                  1997                    1996
                                                                 ----------------        ---------------         ----------------

Tax benefit at 34% on $(744,172), $(137,876) and
  $(1,141,315) respectively.........................................$    253,000      $     46,878             $  388,047
State and local, net of Federal benefit.............................       -               (14,100)               (40,000)
Book losses for which no benefit is provided........................    (253,000)          (46,878)              (361,319)
Adjustment to deferred taxes provided in prior periods..............       -               222,433                (37,525)
                                                                     -----------           -------                -------

                                                                    $      -          $    208,333             $  (50,797)
                                                                    =============     ============             ===========

The components of the tax benefit (provision) are as follows:
                                                                      1998                  1997                   1996
                                                                 -------------        --------------        ----------------

Current Federal tax benefit (provision)                             $    -            $     -                $ (111,433)
Net deferred Federal tax benefit (provision)                             -                  -                    67,339
Current state and local tax
  provision......................................................        -                 (14,100)             (40,000)
Deferred state and local tax benefit.............................        -                  -                    33,297
Adjustment to Federal, state and local taxes
   provided in prior periods.....................................        -                 222,433                    -
                                                                    -------------        ----------          ---------------
(Provision) benefit for income taxes.............................   $    -             $   208,333           $  (50,797)
                                                                    =============      ===========           ==========

--------------------------------------------------------------------------------
Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At December 31, 1998 and December 31, 1997, significant deferred tax assets and liabilities consist of:
--------------------------------------------------------------------------------

                                                                                 Asset (Liability)
                                                                                 -----------------
                                                                          December 31,            December 31,
                                                                              1998                    1997
                                                                        ----------------        -----------------

Deferred Federal and state benefit from net operating
  loss carryforward..................................................... $  1,425,000        $   1,370,552
Deferred Federal and state provision on unrealized
  appreciation of investments...........................................     (710,000)          (1,172,673)
Valuation allowance.....................................................     (715,000)           (  197,879)
                                                                          ------------       ----------------
  Deferred taxes........................................................ $      -             $      -
                                                                         =============        ===============

The Franklin Capital Corporation
Notes to Financial Statements (continued)


At December 31, 1998, the realization of deferred tax assets is dependent upon future appreciation of the Corporation's investments.

4.  STOCKHOLDERS' EQUITY

The Accumulated Deficit at December 31, 1998 consists of accumulated net realized gains of $2,855,000 and accumulated investment losses of $6,024,000.

Prior to 1998, the Board of Directors had authorized Franklin to repurchase up to an aggregate of 250,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases were deemed to be in the best interest of the Corporation and its stockholders. As of December 31, 1997 the Corporation had purchased 212,788 shares of its common stock of which 202,788 remained in treasury. In December 1998 the Board authorized the repurchase of up to an additional 100,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. During the year ended December 31, 1998, the Corporation purchased 50,512 shares of its common stock at a total cost of $283,407. To date, Franklin has repurchased 263,300 shares of its common stock of which 253,300 shares remain in treasury at December 31, 1998.

Subsequent to December 31, 1998, 20,046 shares of stock from treasury were issued pursuant to an investment made by Franklin in January 1999. (See Note 10
- Subsequent Events)

5.  COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease which provides for annual minimum rental payments as follows:

--------------------------------------------------------------------------------
December 31,
1999....................................$   149,600
2000....................................    149,600
2001....................................    149,600
2002....................................    149,600
2003....................................    149,600
                                         ----------
                                         $  748,000
                                         ==========
--------------------------------------------------------------------------------

Rent expense for the twelve months ended December 31, 1998, 1997 and 1996 was $99,912, $97,607 and $108,857, respectively. For the twelve months ended December 31, 1998 and 1997, the Corporation collected rents of $43,542 and $44,750, respectively, from subtenants for a portion of its existing office space which is reflected as a reduction in rent expense for that period.

In March 1994, Stearns and Foster Bedding Company ("Stearns & Foster") commenced a private cost recovery and contribution action against Franklin and a number of other defendants in the United States District Court for the District of New Jersey (Newark). Stearns & Foster is the current owner of a site located in South Brunswick, New Jersey (the "Site"), which is the subject of an investigation and cleanup under the Industrial Site Recovery Act ("ISRA"). A settlement agreement concerning this matter was

The Franklin Capital Corporation
Notes to Financial Statements (continued)


executed by the parties on February 28, 1997. Franklin and its insurer respectively agreed therein to pay Stearns and Foster $375,000 and $1,125,000. In consideration for these payments, Stearns and Foster agreed to: (i) dismiss all claims against Franklin and its related entities with prejudice; (ii) release Franklin and its related entities from any past, present or future claims related to the matters at issue in the litigation; and (iii) indemnify and hold Franklin and its related entities harmless as to any claims arising from or in any way related to the matters at issue in the litigation. All payments due under this settlement agreement were made in March 1997.

A settlement related to a complaint filed by a former director of Franklin in the United States District Court for the Southern District of New York was approved by the District Court on September 11, 1997. Pursuant to terms of the Settlement, the Board of Directors declared on July 18, 1997 a $3.25 special distribution to stockholders of record of the Corporation's Common Stock as of July 28, 1997 and the Corporation paid legal fees of $75,000 to the plaintiff's counsel.

The Corporation brought an action against National Union Fire Insurance Company of Pittsburgh, PA ("National Union") in the Supreme Court of the State of New York. The action sought reimbursement of $1 million for fees and expenses incurred in connection with certain shareholder litigation brought against Franklin and its directors. National Union filed a motion to dismiss the complaint, which was granted by the Court on November 24, 1998. Franklin has filed an appeal of the dismissal with the New York State Supreme Court Appellate Division. Both sides have submitted briefs to the Court, and the case is currently pending.

6. TRANSACTIONS WITH CONTROLLED AFFILIATES

In August 1995, Franklin made an initial investment of $350,000 in Avery Communications Inc. ("Avery"), a holding company in the telecommunications industry. This investment consisted of a one year 12% note with warrants and a conversion option. On June 30, 1996, Franklin exercised its warrants to purchase 158,333 shares of Avery common stock at $0.10 per share. In November 1996, the note was converted to 350,000 shares of Series B preferred stock which earn dividends of 12% per annum payable quarterly and are convertible to 350,000 shares of common stock. An additional 28,506 shares of common stock at a price of $1.00 per share were issued to Franklin at that time in lieu of accrued interest on the note.

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

The Franklin Capital Corporation
Notes to Financial Statements (continued)


On July 6, 1998, Franklin sold the 1,500,000 shares of Avery preferred Series D stock and the $1,000,000 Avery note along with 280,000 warrants to purchase Avery common stock for a total of $2,500,000 to the Thurston Group, Inc. The president of the Thurston Group is the current chairman of Avery. Franklin realized a net gain of $935,297 as a result of this sale. In conjunction with this transaction, Franklin's representation on Avery's Board of Directors was reduced from three directors to two.

On July 13, 1998, Franklin entered into a cashless exercise of its remaining warrants to purchase 386,667 shares of Avery common stock at $1.50 per share realizing a net gain of $372,911 and a decrease in unrealized appreciation of a like amount. In return, Franklin received 196,503 shares of Avery common stock.

As a result of the July 6 transaction, Avery is no longer a controlled affiliate of Franklin. At December 31, 1998, Franklin owns 12.9% of Avery on a fully diluted basis.

For the years ended December 31, 1998 and 1997, Franklin's income from Avery consists of $118,431 and $129,500, respectively, in dividends from Avery, and $110,764 and $127,758, respectively, of interest on the note. At December 31, 1998 and December 31, 1997, $112,523 and $170,403, respectively, are included in "Accrued interest and accounts receivable" on the accompanying balance sheets for amounts due from Avery for dividends and reimbursable expenses.

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

The SIP is administered by the Corporation's Board of Directors. The Board has the authority, among other rights, to select the participants to whom awards may be granted, determine the types of awards to be granted, and determine the vesting terms and other conditions of an award to an SIP participant. The SIP permits the Committee to grant participants options to purchase Common Stock (including incentive stock options within the meaning of Section 422 of the Internal Revenue Code ("ISOs") or "non-statutory stock options" ("non-ISOs")), stock appreciation rights, restricted stock and tax offset bonuses.

The SOP is also administered by the Board of Directors. Only non-ISOs can be granted under the SOP. Because the issuance of options to "outside" directors is not permitted under the Act without an exemptive order by the Commission, the issuance of options under the SOP is conditioned upon the granting of such order. The Corporation has applied for such relief and will not issue options to "outside" directors until obtaining such exemptive relief. In the event such relief is not granted, no "outside" directors will be issued options pursuant to the SOP.

On January 27, 1998, 45,000 options were granted in total to three eligible officers of the Corporation under the SIP. The strike price of the options was $7.00 per share which represented the closing price of Franklin's

The Franklin Capital Corporation
Notes to Financial Statements (continued)


Common Stock as reported by the American Stock Exchange on that date. One-third of the options granted vested immediately; another one-third vest one year from the date of issuance; and the final one-third vest two years after the date of issuance. The options expire after ten years.

Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Proforma information determined consistent with the fair value method required by FASB Statement No. 123 ("FASB 123"), is as follows:

Net realized gain:
As reported                                             $270,919
Pro forma                                               $219,444

Net decrease in net assets per common share:
As reported                                            ($0.94)
Pro forma                                              ($1.00)

Net Asset Value per share:
As reported                                             $8.41
Pro forma                                               $8.34
Pro forma - fully diluted                               $8.34

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

            Stock volatility                              27.0%
            Risk-free interest rate                        5.5%
            Option term in years                             4
            Stock dividend yield                            -

A summary of the status of the Stock Option Plans at December 31, 1998 and changes during the year then ended follows:

                                                                                           Weighted Average
                                                                  Shares                    Exercise Price
                                                        ----------------------------   -----------------------
Outstanding at beginning of
   period                                                           -                             -
Granted                                                          45,000                        $7.00
Exercised                                                           -                             -
Forfeited                                                        10,000                        $7.00
Expired                                                             -                             -
Outstanding at end of period                                     35,000                        $7.00
Exercisable at end of period                                     15,000                        $7.00
Weighted average fair value
   of options granted                                             $2.13

The Franklin Capital Corporation
Notes to Financial Statements (continued)


One of the eligible officers of the corporation resigned on 12/31/98 resulting in the forfeiture of 10,000 options. The exercise price for all options outstanding as of December 31, 1998 is $7.00 with a remaining contractual life of 9.1 years.

Prior to the Stock Option Plans, Franklin had a contributory retirement plan (the "Plan") covering all employees. Contributions to the Plan were invested in Franklin's common stock and/or a selected group of mutual funds. Contributions for the year ended December 31, 1997 and 1996 were $27,093 and $21,163, respectively, and are included in salaries and employee benefits in the accompanying Statements of Operations. The Plan was terminated in January 1998 and all funds were distributed to the participating employees.

8.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, including the cashless exercise of the Avery warrants of $580,000 as discussed in Note 6, and excluding short term investments, aggregated $4,730,199 and $2,365,820 respectively, for the year ended December 31, 1998; $5,198,693 and $8,492,499, respectively, for the year ended December 31, 1997 and $4,837,273 and $3,350,826, respectively for the year ended December 31, 1996.

9. STOCKHOLDERS' DISTRIBUTION

Franklin paid a $3.25 per share special distribution on August 4, 1997 to its stockholders of record as of July 28,1997 totaling $2,603,894. Based on the calculation of current and cumulative earnings and profits at December 31, 1997, it was determined that this entire distribution was a return of capital to the stockholders. Franklin also paid a $1.00 per share special distribution on December 4, 1996 to its stockholders of record as of November 25, 1996 totaling $801,198. Based on the calculation of current and cumulative earnings and profits at that time, it was determined that this entire distribution was also a return of capital to the stockholders.

10. SUBSEQUENT EVENTS

In January 1999, Franklin formed Ecom Capital Corporation ("Ecom"), a wholly owned subsidiary of Franklin, for the purposes of investing in internet related ventures. On January 25, 1999, Ecom invested a total of $387,500 into E-Mattress.com Inc. ("E-Mattress"), consisting of $175,000 worth of Franklin common stock (20,046 shares from treasury stock valued at the Net Asset Value on the date of the transaction) and $212,500 in cash for 320,000 shares of Preferred Stock which is convertible into a 50% equity interest in E-Mattress. E-Mattress is a retail internet mattress company that was founded in 1998. E-mattress can be found on the World Wide Web at the domain address www.emattress.com. E-Mattress became operational and its website went online in March 1999. Two officers of Franklin were elected to serve on the five member E-Mattress Board of Directors.