Form 10-Q
period 1999-03-31
FRANKLIN HOLDING CORP
filed 1999-05-05
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934
(Mark One)
       X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     ----   and Exchange Act of 1934

       For the Quarterly period ended March 31, 1999

                                       or

       _ Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

       For the transition period from ________________ to ___________________.

Commission File No. 1-9727

                          Franklin Capital Corporation
                          ----------------------------
               (Exact name of registrant specified in its charter)

         Delaware                                     13-3419202
--------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

450 Park Avenue, 10th Floor, New York, New York                    10022
-----------------------------------------------               ------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code           (212) 486-2323
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 29, 1999 was $4,090,492 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock outstanding as of April 29, 1999 was 759,632.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated July 31, 1992 (the "Prospectus") are incorporated by reference in Part I, and Part II hereof.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements
               Balance Sheets
               Statements of Operations
               Statements of Cash Flows
               Statements of Changes in Net Assets
               Portfolio of Investments
               Notes to Financial Statements

     Item 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
               Statement of Operations
               Financial Condition
               Investments
               Results of Operations
               Liquidity and Capital Resources
               Risks

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

     Item 1.   Legal Proceedings
     Item 2.   Changes in Securities and Use of Proceeds
     Item 3.   Defaults Upon Senior Securities
     Item 4.   Submission of Matters to a Vote of Security Holders
     Item 5.   Other Information
     Item 6.   Exhibits and Reports on Form 8-K

     Signature
     Exhibit Index

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
WHEN USED IN THIS QUARTERLY REPORT ON FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES,""EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN THE CORPORATION'S REGISTRATION STATEMENT ON FORM N-2 (FILE NO. 811-5103) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDO RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                         PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements

           The information furnished in the accompanying financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.



                          FRANKLIN CAPITAL CORPORATION
==========================================================================================================================


Balance Sheets

--------------------------------------------------------------------------------------------------------------------------
                                                                                               March 31,       December 31,
                                                                                                 1999             1998
                                                                                            (unaudited)
--------------------------------------------------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market value (cost: March 31,
    1999 - $275,141; December 31, 1998 - $412,048) (Note 2)                                     $ 1,109,079    $   699,704
Investments, at fair value (cost: March 31,1999 - $3,236,000;
    December 31, 1998 - $3,063,181)  (Note 2)
         e.com Captial Corp (Note 6)                                                                387,500              -
         Other investments                                                                        4,484,630      4,425,602
                                                                                                 ----------      ---------

                                                                                                  4,872,130      4,425,602
                                                                                                 ----------      ---------

Cash and cash equivalents                                                                           949,853      1,100,373
Accrued interest and accounts receivable                                                            108,161        179,179
Other assets                                                                                        167,019        143,838
                                                                                                   --------        -------

                                                                                                $ 7,206,242    $ 6,548,696
                                                                                                ===========    ===========
TOTAL ASSETS


--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND NET ASSETS

LIABILITIES

Accounts payable and accrued liabilities                                                        $   173,747    $   233,143

TOTAL LIABILITIES                                                                                   173,747        233,143
                                                                                                   --------        -------

Commitments and contingencies (Note 5)

NET ASSETS

Common stock, $1 par value: 2,000,000 shares authorized;
    1,003,986 shares issued: 759,632 and 750,686 shares outstanding
    at March 31,1999 and December 31, 1998, respectively (Note 7)                                 1,003,986      1,003,986
Paid-in capital                                                                                   9,001,370      8,997,877
Unrealized appreciation of investments,
    net of deferred income taxes (Notes 2 and 3)                                                  2,470,068      1,650,077
Accumulated deficit                                                                              (3,393,888)    (3,169,229)
                                                                                                -----------    -----------

                                                                                                  9,081,535      8,482,711
Deduct: 244,354 and 253,300 shares of common stock held in treasury,
    at cost, at March 31, 1999 and December 31, 1998, respectively (Note 4)                      (2,049,041)    (2,167,158)
                                                                                                -----------    -----------

Net assets, equivalent to $9.26 per share at March 31, 1999
      and $8.41 per share at December 31, 1998                                                    7,032,494      6,315,553
                                                                                                 ----------      ---------

TOTAL LIABILITIES AND NET ASSETS                                                                $ 7,206,242    $ 6,548,696
                                                                                                ===========    ===========

--------------------------------------------------------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements



                          FRANKLIN CAPITAL CORPORATION
===========================================================================================

 Statements of Operations
(unaudited)
-------------------------------------------------------------------------------------------


For the Three Months Ended March 31,                                      1999         1998
-------------------------------------------------------------------------------------------

INVESTMENT INCOME
    Income from controlled affiliates  (Note 6)                      $       0    $ 102,758
    Dividend income                                                     10,500       76,915
    Interest income                                                      8,580        1,162
                                                                        ------        -----

                                                                        19,080      180,835
                                                                       -------      -------

EXPENSES
    Salaries and employee benefits                                     196,060      214,729
    Professional fees                                                   54,500       20,824
    Appraisal fees                                                      10,000            -
    Rent  (Note 5)                                                      19,869       28,473
    Insurance                                                           10,106       10,731
    Directors' fees                                                     12,000       11,250
    Taxes other than income taxes                                       15,898       18,333
    Newswire and promotion                                               2,500        2,975
    Depreciation and amortization                                        5,600        9,575
    General and administrative                                          37,907       50,208
                                                                       -------       ------

                                                                       364,442      367,098
                                                                     ---------    ---------

Net investment loss from operations                                   (345,362)    (186,263)

Net realized gain on portfolio of investments                          120,703      290,563

(Provision) for income taxes  (Note 3)                                       -       (2,400)
                                                                     ---------    ---------

Net realized (loss) income                                            (224,659)     101,900

Increase (decrease) in unrealized appreciation of investments, net
    of deferred income taxes                                           819,990     (316,838)
                                                                     ---------    ---------

Net increase (decrease) in net assets from operations                $ 595,331    ($214,938)
                                                                     =========    =========

Net increase (decrease) in net assets per common share               $    0.78    ($   0.27)
                                                                     =========    =========

Weighted average number of common shares outstanding                   760,880      801,198
                                                                     =========    =========

----------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
====================================================================================================================


Statements of Cash Flows
(unaudited)
--------------------------------------------------------------------------------------------------------------------

For the Three Months Ended March 31,                                                    1999               1998
--------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net increase (decrease) in net assets from operations                                 595,331           ($214,938)
  Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
      Depreciation and amortization                                                       5,600               9,575
      (Increase) decrease in unrealized appreciation of investments                    (819,990)            316,838
      Amortization of discount on note receivable from Avery                                  -             (54,755)
      Net realized gain on portfolio of investments                                    (120,703)           (290,563)

      Changes in operating assets and liabilities:
        Decrease (increase) in accrued interest and accounts receivable                  71,018             (15,503)
        (Increase) in other assets                                                      (28,781)            (26,628)
        (Decrease) increase in accounts payable and accrued liabilities                 (59,395)              7,440
                                                                                        --------           --------

          Total adjustments                                                            (952,250)            (53,596)
                                                                                       ---------           ---------

          Net cash used in operating activities                                        (356,920)           (268,534)
                                                                                       ---------           ---------

Cash flows from investing activities:
  Return of capital from investments                                                          -             293,556
  Investment in controlled affiliate                                                   (212,500)                  -
  Proceeds from sale of marketable investment securities, net of expenses               629,329              28,511
  Purchases of marketable investment securities                                        (157,038)            (45,954)
                                                                                       ---------          ----------

          Net cash used in (provided by) investing activities                           259,791             276,113
                                                                                       ---------          ---------

Cash flows from financing activities:
  Purchase of treasury stock                                                            (53,390)                  -
                                                                                        --------          ---------

          Net cash used in financing activities                                         (53,390)                  -
                                                                                        --------          ---------

Net (decrease) increase in cash and cash equivalents                                   (150,520)              7,579

Cash and cash equivalents at beginning of period                                      1,100,373             348,900
                                                                                      ---------           ---------

Cash and cash equivalents at end of period                                             $949,853            $356,479
                                                                                      =========           =========


--------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
========================================================================================================================


Statements of Changes in Net Assets
(unaudited)
----------------------------------------------------------------------------------------------------------------------------


For the Three Months Ended March 31,                                              1999           1998
-----------------------------------------------------------------------------------------------------

Increase (decrease) in net assets from operations:
   Net investment loss                                                     ($  345,362)   ($  186,263)
   Net realized gain on portfolio of investments,
       net of income taxes                                                     120,703        288,163
   Increase (decrease) in unrealized appreciation of investments,
       net of deferred income taxes                                            819,990       (316,838)
                                                                           -----------      ---------

       Net increase (decrease) in net assets from operations                   595,331       (214,938)
                                                                           -----------    ----------

Capital stock transactions:
   Issuance of stock from treasury                                             171,508              -
   Additional paid in capital due to issuance of stock from treasury             3,493              -
   Purchase of treasury stock                                                  (53,390)             -
                                                                           -----------    -----------

       Total increase (decrease) in net assets                                 716,941       (214,938)
                                                                           -----------    -----------


Net assets at beginning of period                                            6,315,553      7,343,132
                                                                           -----------    -----------


Net assets at end of period                                                $ 7,032,494    $ 7,128,194
                                                                           ===========    ===========


----------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
====================================================================================================================================
Portfolio of Investments
(unaudited)

Marketable Investment Securities
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Number of
                                                                                             Shares or                        Market
                                                                                             Principal                         Value
March 31, 1999                                                                               Amount ($)        Cost         (Note 2)
------------------------------------------------------------------------------------------------------------------------------------
Communication Intelligence Corp. - common stock ................................             550,000          $231,687    $1,065,625
Certificate of Deposit - 4.65%, due 05/04/99 ...................................                                43,454        43,454
                                                                                                              --------    ----------
     Total Marketable Investment Securities (18.5% of total investments
          and 15.8% of net assets) .............................................                              $275,141    $1,109,079
                                                                                                              =========   ==========
------------------------------------------------------------------------------------------------------------------------------------
Investments, at Fair Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Directors
                                                                                               Equity                      Valuation
March 31, 1999                                                         Investment             Interest         Cost         (Note 2)
------------------------------------------------------------------------------------------------------------------------------------

Controlled Affiliates

  e.com Capital Corp (6.5% of total investments
  and 5.5% of net assets......................................         Common stock              100%          $387,500     $387,500


Other Investments

  Avery Communications Inc....................................         Common stock                         $ 1,481,482
   (Telecommunications)

  Avery Communications Inc....................................    Convertible preferred
   (Telecommunications)                                             stock - Series E;
                                                                   12.0% dividend rate                          350,000
                                                                                                            -----------

Total Avery Communications                                                                     12.90%         1,831,482    3,380,013
                                                                                       (fully diluted basis)------------  ----------

  Seneca Limited Partnership..................................     Limited partnership         0.80%             500,000     548,040
   (Investment limited partnership)                                     interest

  Codman Research Inc.........................................        Common stock             2.75%             400,031     254,488
   (Healthcare information systems)

  CIC Standby Ventures, L.P. .................................     Limited partnership         1.80%              66,987     252,089
   (Computer handwriting systems)                                       interest

  GoAmerica Corp..............................................        Common stock             0.50%              50,000      50,000
    (Internet Software)                                                                                       ----------  ----------


Total Other Investments (75.0% of total investments and 63.8% of net assets)............................       2,848,500   4,484,630
                                                                                                              ----------  ----------

     Total Investments..................................................................................      $3,236,000  $4,872,130
                                                                                                              ==========  ==========



   The accompanying notes are an integral part of these financial statements.

Franklin Capital Corporation
Notes to Financial Statements
March 31, 1999

1. ORGANIZATION

Franklin Capital Corporation (formerly The Franklin Holding Corporation (Delaware)) ("Franklin", or the "Corporation") is a Delaware corporation registered as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "Act"). A BDC is a specialized type of investment company under the Act. A BDC must be primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such companies are termed "eligible portfolio companies". The Corporation, as a BDC, may invest in the securities of public companies and other investments that are not qualifying assets of eligible portfolio companies; however such investments may not exceed 30% of the Corporation's total asset value at the time of any such investment.

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

The Corporation paid no interest during the years ended March 31, 1999, and 1998 and paid no income taxes during the three months ended March 31, 1999, and 1998, respectively.

On January 25, 1999 the Corporation issued 20,046 shares of treasury stock valued at $175,000, the Net Asset Value ("NAV") on the date of the transaction, as part of an investment in a controlled affiliate. (See Note 6 - Transactions with Controlled Affiliates)

At March 31, 1999 the Corporation held cash and cash equivalents primarily in money market funds at two commercial banking institutions.

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

Depreciation and Amortization

Depreciation is recorded using the straight-line method at rates based upon estimated useful lives for the respective assets. Leasehold Improvements are included in other assets and are amortized over their useful lives or the remaining life of the lease, whichever is shorter.

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

For the three months ended March 31, 1999, and 1998, Franklin's tax (provision) benefit was based on the following:


Franklin Capital Corporation
Notes to Financial Statements (Continued)
                                                                           1999              1998
                                                                     -----------      ------------
Net investment loss from operations.............................     $  (346,362)     $  (186,263)
Net realized gain on portfolio of investments...................         120,703          290,563
Increase (decrease) in unrealized appreciation..................         819,990         (316,838)
                                                                     -----------      ------------
     Pre-tax book income loss ..................................     $   594,331      $  (212,538)
                                                                     ===========      ============

                                                                           1999              1998
                                                                     -----------      ------------

Tax (provision) benefit at 34% on $594,331 and
  $(212,538) respectively.......................................     $   202,000      $    72,263
State and local, net of Federal benefit.........................               -           (2,400)
Income applied against net operating loss carryforward..........        (202,000)
Book losses for which no benefit is provided....................               -          (72,263)
                                                                    ------------      -------------
Adjustment to deferred taxes provided in prior periods..........     $         -      $    (2,400)
                                                                    ============      =============
The components of the tax benefit (provision) are as follows:

                                                                           1999              1998
                                                                    ------------      ------------

Current state and local tax
  provision.....................................................    $          -      $    (2,400)
                                                                    ------------      ------------
(Provision) benefit for income taxes............................    $          -      $    (2,400)
                                                                    ============      ============
------------------------------------------------------------------------------------------------------------------------------------
Deferred  income tax  benefit  (provision)  reflects  the  impact of  "temporary differences"  between amounts of assets and liabilities for financial  reporting purposes and such amounts as measured by tax laws.

At March 31, 1999 and  December 31,  1998,  significant  deferred tax assets and liabilities consist of:
------------------------------------------------------------------------------------------------------------------------------------


                                                                         Asset (Liability)
                                                                    ----------------------------
                                                                    March 31,      December 31,
                                                                      1999             1998
                                                                    ----------     -------------

Deferred Federal and state benefit from net operating
  loss carryforward............................................    $   1,223,000      $1,425,000
Deferred Federal and state provision on unrealized
  appreciation of investments..................................      (1,062,000)       (710,000)
Valuation allowance............................................        (161,000)       (715,000)
                                                                   -------------   -------------
  Deferred taxes...............................................    $        -                 -
                                                                   =============     ===========

At March 31, 1999, the realization of deferred tax assets is dependent upon future appreciation of the Corporation's investments.

Franklin Capital Corporation
Notes to Financial Statements (Continued)

4.  STOCKHOLDERS' EQUITY

The Accumulated Deficit at March 31, 1999 consists of accumulated net realized gains of $2,976,000 and accumulated investment losses of $6,371,000.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 350,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of December 31, 1998 the Corporation had purchased 263,300 shares of its common stock of which 253,300 remained in treasury. During the three months ended March 31, 1999, the Corporation purchased 11,100 shares of its common stock at a total cost of $53,390. The Corporation issued 20,046 of stock from treasury pursuant to an investment made by Franklin on January 25, 1999. (See Note 6 - Transactions with Controlled Affiliates) To date, Franklin has repurchased 274,400 shares of its common stock of which 244,354 shares remain in treasury at March 31, 1999.

5.  COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease, which provides for annual minimum rental payments as follows:


December 31,
1999..................................................................  $149,600
2000..................................................................   149,600
2001..................................................................   149,600
2002..................................................................   149,600
2003..................................................................  $149,600
                                                                        --------
                                                                        $748,000
                                                                        ========

Rent expense for the three months ended March 31, 1999, and 1998 was $19,869 and $28,473, respectively. For the three months ended March 31, 1999 and 1998, the Corporation collected rents of $15,615 and $10,250, respectively, from subtenants for a portion of its existing office space which is reflected as a reduction in rent expense for that period. Of the amount collected from subtenants during the three months ended March 31, 1999, $6,000 was received from a partnership in which two officers of Franklin have a non-controlling interest.

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

Franklin Capital Corporation
Notes to Financial Statements (Continued)


6. TRANSACTIONS WITH CONTROLLED AFFILIATES

In January 1999, Franklin formed e.com Capital Corporation ("e.com"), a wholly owned subsidiary of Franklin, for the purposes of investing in internet related ventures. On January 25, 1999, e.com invested a total of $387,500 into
eMattress.com Inc. ("eMattress"), consisting of $175,000 worth of Franklin common stock (20,046 shares from treasury stock valued at the Net Asset Value on the date of the transaction) and $212,500 in cash for 320,000 shares of Preferred Stock which is convertible into a 50% equity interest in eMattress. eMattress is a retail internet mattress company that was founded in 1998. eMattress can be found on the World Wide Web at the domain address www.emattress.com. eMattress became operational and its website went online in March 1999. Two officers of Franklin were elected to serve on the five member eMattress Board of Directors.

In August 1995, Franklin made an initial investment of $350,000 in Avery Communications Inc. ("Avery"), a holding company in the telecommunications industry. This investment consisted of a one year 12% note with warrants and a conversion option. On June 30, 1996, Franklin exercised its warrants to purchase 158,333 shares of Avery common stock at $0.10 per share and in November 1996, the note was converted to 350,000 shares of Series B preferred stock which earn dividends of 12% per annum payable quarterly and are convertible to 350,000 shares of common stock. An additional 28,506 shares of common stock at a price of $1.00 per share were issued to Franklin at that time in lieu of accrued interest on the note.

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

Franklin Capital Corporation
Notes to Financial Statements (Continued)


As a result of the July 6 transaction, Avery is no longer a controlled affiliate of Franklin. At March 31, 1999, Franklin owned 12.9% of Avery on a fully diluted basis.

7. EMPLOYEE BENEFIT PLANS

On September 9, 1997, Franklin's stockholders approved two Stock Option Plans: a Stock Incentive Plan ("SIP") to be offered to the Corporation's consultants, officers and employees (including any officer or employee who is also a director of the Corporation) and a Non-Statutory Stock Option Plan ("SOP") to be offered to the Corporation's "outside " directors, i.e., those directors who are not also officers or employees of Franklin. 75,000 shares of the Corporation's Common Stock have been reserved for issuance under these plans, of which 45,000 shares have been reserved for the SIP and 30,000 shares have been reserved for the SOP. Shares subject to options that terminate or expire prior to exercise will be available for future grants under the Plans.

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

On January 27, 1998, 45,000 options were granted to three eligible officers of the Corporation under the SIP. The strike price of the options was $7.00 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. One-third of the options granted vested immediately; another one-third vest one year from the date of issuance; and the final one-third vest two years after the date of issuance. The options expire after ten years. On December 31, 1998, one of the eligible officers resigned from the Corporation and forfeited 10,000 options. These 10,000 options were reissued on March 18, 1999 to three eligible officers of the Corporation at a strike price of $5.75 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. These options will expire as originally issued. One-half of the reissued options vested immediately, and one-half will vest on January 27, 2000.

Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Proforma information determined consistent with the fair value method required by FASB Statement No. 123 ("FASB 123"), is as follows:

Net realized gain:
As reported                      $594,331
Pro forma                        $581,506

Net increase in net assets per common share:
As reported                         $0.78
Pro forma                           $0.76

Net Asset Value per share:
As reported                         $9.26
Pro forma                           $9.23
Pro forma - fully diluted           $9.23

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

            Stock volatility                         29.0%
            Risk-free interest rate                   5.5%
            Option term in years                        4
            Stock dividend yield                        -

A summary of the status of the Stock Option Plans at March 31, 1999 and changes during the three months then ended follows:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                                       Shares          Price
                                                    ------------     -----------
Outstanding at beginning of
    period                                             35,000           $7.000
Granted                                                10,000           $5.750
Exercised                                              -                -
Forfeited                                              -                -
Expired                                                -                -
Outstanding at end of period                           45,000          $6.722
Exercisable at end of period                           30,000          $6.792
Weighted average fair value
   of options granted                                   $2.25

The exercise price for the options issued on January 27, 1998 is $7.00 with a remaining contractual life of 8.8 years. The exercise price for the options issued on March 18, 1999 is $5.75 with a remaining contractual life of 8.8 years.

8.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, including the issuance of treasury stock as discussed in Note 6 and excluding short term investments, aggregated $544,538 and $629,329 respectively, for the three months ended March 31, 1999; $45,954 and $322,067 respectively, for the three months ended March 31, 1998.

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

Financial Condition

           The Corporation's total assets and net assets were, respectively, $7,206,242 and $7,032,494 at March 31, 1999 versus $6,548,696 and $6,315,553 at
December 31,1998. Net asset value per share was $9.26 at March 31, 1999 versus $8.41 at December 31, 1998.

           The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:


                                        March 31, 1999      December 31, 1998
                                        --------------      -----------------

Investments, at cost                     $ 3,511,141         $ 3,475,229
Unrealized appreciation, net of
   deferred taxes                          2,470,068           1,650,077
                                         -----------         -----------
Investments, at fair value               $ 5,981,209         $ 5,125,306
                                         ===========         ===========

Investments

           The Corporation made an investment on January 25, 1999 in e.com Capital Corporation ("e.com") valued at $387,500 at March 31, 1999, which represents 5.4% of total assets and 5.5% of its net assets. e.com is a wholly owned subsidiary of Franklin, which was formed to make investments in internet related ventures. The directors and officers of e.com are officers of Franklin. On January 25, 1999, e.com invested a total of $387,500 into eMattress.com Inc. ("eMattress"), consisting of $175,000 worth of Franklin common stock (20,046 shares from treasury stock valued at the Net Asset Value on the date of the transaction) and $212,500 in cash for 320,000 shares of Preferred Stock which is convertible into a 50% equity interest in eMattress. eMattress is a retail internet company that was founded in 1998. eMattress sells mattresses, futons, bed frames, mattress pads and pillows. eMattress is the only transactional internet retailer to sell name brand mattresses nationally. eMattress can be found on the World Wide Web at the domain address www.emattress.com.

           The Corporation has an investment in Avery Communication Corporation ("Avery") valued at $3,380,013 at March 31, 1999, which represents 46.9% of the Corporation's total assets and 48.1% of its net assets. Avery is a holding corporation operating in the telecommunications industry. Its common stock is quoted on the OTC Electronic Bulletin Board under the symbol "ATEX". On March 29, 1999, Avery announced that it had signed an agreement to acquire Primal Systems, Inc. ("Primal"). Primal has developed a suite of Decision Support applications, known as Outfront(TM), that can assist telecom carriers in reducing customer churn, decreasing marketing costs, and guarding against subscription fraud. Primal also has expertise in Internet applications, including Electronic Bill Presentment and Payment. Avery's other operating subsidiary is Hold Billing Services ("HBS"). HBS provides billing and collection services for inter-exchange carriers and long-distance resellers.

           Franklin's original investment in Avery of $350,000 was made in August 1995, and an additional investment of $2.5 million was made in May 1997. On July 6, 1998, Franklin sold certain Avery securities to the Thurston Group, Inc. for $2.5 million, which resulted in a gain of $935,297. Franklin's remaining shares represent more than 17.5% of Avery's outstanding voting stock on a primary share basis. Additionally, two officers of Franklin serve on Avery's eight member Board of Directors.

           At  March  31,  1999,   the   Corporation   held  550,000  shares  of
Communications Intelligence Corporation ("CIC") common stock valued at $1,065,625 and had an investment in CIC Standby Ventures, L.P. ("CIC Ventures") valued at $252,089. In 1995, the Corporation made an original investment in CIC Ventures of $66,987. The managing partner of CIC Ventures is the Chairman of the Board of CIC. In November 1998, the Corporation added to its existing holdings by purchasing in an open market transaction 875,000 shares of CIC common stock at a cost of $375,000. CIC develops, markets, and licenses software products based on proprietary handwriting recognition technologies. CIC's core technologies include multilingual handwriting recognition and dynamic signature verification software. CIC's products are designed to increase the ease of use, functionality, and security of electronic devices ranging from PC peripherals to smart cellular phones. Its common stock is quoted on NASDAQ under the symbol "CICI". At March 31, 1999, the total investment in CIC and CIC Ventures represents 18.3% of the Corporation's total assets and 18.7% of its net assets.

           At March 31, 1999, the Corporation had an investment in the Seneca Capital, L.P. ("Seneca"), an investment partnership whose primary investment objective is to invest in securities which value will be meaningfully affected by an anticipated event. Seneca invests primarily in publicly traded equity securities of U.S. companies and, to control market risks, utilizes short positions, index options and other hedging techniques. Franklin is a 0.90% limited partner. The Corporation's original investment of $500,000 made in April 1996 is valued at $548,040, which is net of a profit distribution of $350,000 received by Franklin during the year ended December 31, 1998. At March 31, 1999, Seneca represents 7.6% of the Corporation's total assets and 7.8% of its net assets.

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

           The Corporation had interest and dividend income of $19,080 and $180,835 for the three months ended March 31, 1999 and 1998, respectively. The decrease in interest and dividend income for the three months ended March 31, 1999 when compared to March 31, 1998, was primarily the result of the sale in July 1998 of both Series D preferred stock and a $1,000,000 note that had been received in connection with the Corporation's investment in Avery.

           Operating expenses were $364,442 and $367,098 for the three months ended March 31, 1999 and 1998, respectively. Most of the Corporation's operating expenses are related to employee and director compensation, office and rent expenses and professional fees (primarily general legal and audit fees).

           Net investment losses from operations were $345,362 and $186,263 for the three months ended March 31, 1999 and 1998, respectively.

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

Net Realized Gains and Losses on Portfolio of Investments:

           During  the  three  months  ended  March  31,  1999  and  1998,   the
Corporation  realized  net  gains  before  taxes  of  $120,703,   and  $290,563,
respectively, from the disposition of various investments.

Unrealized Appreciation of Investments:

           Unrealized appreciation of investments, net of deferred taxes, increased by $819,990 during the three months ended March 31, 1999, primarily from unrealized gains due to the increase in value of Franklin's investment in CIC.

           Unrealized appreciation of investments, net of deferred taxes, decreased by $316,838 during the three months ended March 31, 1998, primarily due to the realization of the gains from the distributions from Seneca and CIC Ventures and income realized from the amortization of the note discount from Avery. These were partially offset by an increased value for the FMA High Yield Income L.P.

Liquidity and Capital Resources

           The Corporation's reported total cash and cash equivalents, accrued interest and accounts receivable and marketable investment securities (the primary measure of liquidity) at March 31, 1999 was $2,167,093 compared to $1,979,256 at December 31, 1998. Management believes that these assets, together with its investment in Seneca, provide the Corporation with sufficient liquidity for its operations. Funds from Seneca may be withdrawn upon 30 days written notice to the general partner.

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

Risks Relating to the Year 2000 Issue:

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

           The Corporation believes that the Year 2000 problem may be material to its investments. The Corporation has received assurances from the companies that it invests in that they are addressing the Year 2000 issue and do not expect any material events to affect their business operations.

           There can be no assurance that the Year 2000 problem will be properly or timely resolved, which could have a material adverse effect on the Corporation's results of operations. The Corporation intends to develop a contingency plan to be able to react to any Year 2000 problems should they arise.

           The costs associated with Year 2000 compliance have been nominal and the Corporation believes that the remaining costs will be minimal and will not have a material adverse effect on its financial condition or results of operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

           All investments owned by the Corporation are marked at fair value at March 31, 1999. For those investments that do not have a ready market, the Corporation has received valuation information from either an independent third party or the investee corporation itself. The Corporation has no off-balance sheet investments or hedging instruments.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings
                None

Item 2.    Changes in Securities and Use of Proceeds
                None

Item 3.    Defaults Upon Senior Securities Holders
                None

Item 4.    Submission of Matters to a Vote of Security
                None

Item 5.    Other Information
                On January 27, 1999, Hiram M. Lazar was named Chief Financial Officer of Franklin.

Item 6.    Exhibits and Reports on Form 8-K.
           (a) Exhibits. The exhibits which are filed with the Form 10-Q or incorporated herein by reference are set for in the
                Exhibit Index on page 21.

           (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first quarter of 1999.

                                    SIGNATURE

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             FRANKLIN CAPITAL
                                             CORPORATION

Date: May 3, 1999                            By: /s/HIRAM M. LAZAR
                                                 ---------------------------
                                                 Hiram M. Lazar
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


None.