Form 10-Q
period 1999-06-30
FRANKLIN CAPITAL CORP
filed 1999-08-16
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934
(Mark One)
     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
    ---   Exchange Act of 1934

       For the Quarterly period ended June 30, 1999
                                      -------------

                                       or

          Transition report pursuant to Section 13 or 15(d) of the Securities
    ---   and Exchange Act of 1934

       For the transition period from ________________ to ___________________.

Commission File No. 1-9727
                    ------

                          Franklin Capital Corporation
               (Exact name of registrant specified in its charter)

         Delaware                                        13-3419202
---------------------------                 ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

450 Park Avenue, 10th Floor, New York, New York                    10022
-----------------------------------------------               ------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code    (212) 486-2323
                                                  ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                                  None
           Securities registered pursuant to Section 12(g) of the Act:
                                         Common Stock, $1.00 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 30, 1999 was $3,088,929 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock outstanding as of July 30, 1999 was 749,632.

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

      Signature
      Exhibit Index

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

WHEN USED IN THIS QUARTERLY REPORT ON FORM 10-Q, THE WORDS "BELIEVES," "ANTICIPATES","EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN THE CORPORATION'S REGISTRATION STATEMENT ON FORM N-2 (FILE NO. 811-5103) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDO RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

     The information furnished in the accompanying financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.






                                    FRANKLIN CAPITAL CORPORATION
==================================================================================================================

Balance Sheets

------------------------------------------------------------------------------------------------------------------
                                                                              June 30,            December 31,
                                                                                1999                  1998
                                                                            (unaudited)
------------------------------------------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market value (cost: June 30,
    1999 - $222,485; December 31, 1998 - $412,048) (Note 2)                        $654,392              $699,704
Investments, at fair value (cost: June 30,1999 - $3,266,899;
    December 31, 1998 - $3,063,181)  (Note 2)
         eCom Captial Corp (Note 6)                                                 397,500                     -
         Other investments                                                        4,586,238             4,425,602
                                                                                 ----------            ----------

                                                                                  4,983,738             4,425,602
                                                                                 ----------            ----------

Cash and cash equivalents                                                           796,609             1,100,373
Accrued interest and accounts receivable                                             77,222               179,179
Other assets                                                                        158,712               143,838
                                                                                 ----------            ----------

TOTAL ASSETS                                                                     $6,670,673            $6,548,696
                                                                                 ==========            ==========


------------------------------------------------------------------------------------------------------------------

LIABILITIES AND NET ASSETS

LIABILITIES

Accounts payable and accrued liabilities                                           $159,729              $233,143

TOTAL LIABILITIES                                                                   159,729               233,143
                                                                                 ----------            ----------

Commitments and contingencies (Note 5)

NET ASSETS

Common stock, $1 par value: 2,000,000 shares authorized;
    1,003,986 shares issued: 749,632 and 750,686 shares outstanding
    at June 30,1999 and December 31, 1998, respectively (Note 7)                  1,003,986             1,003,986
Paid-in capital                                                                   9,001,370             8,997,877
Unrealized appreciation of investments,
    net of deferred income taxes (Notes 2 and 3)                                  2,148,746             1,650,077
Accumulated deficit                                                              (3,537,771)           (3,169,229)
                                                                                 ----------            ----------

                                                                                  8,616,331             8,482,711
Deduct: 254,354 and 253,300 shares of common stock held in treasury,
    at cost, at June 30, 1999 and December 31, 1998, respectively (Note 4)       (2,105,387)           (2,167,158)
                                                                                 ----------            ----------

Net assets, equivalent to $8.69 per share at June 30, 1999
      and $8.41 per share at December 31, 1998                                    6,510,944             6,315,553
                                                                                  ---------             ---------

TOTAL LIABILITIES AND NET ASSETS                                                 $6,670,673            $6,548,696
                                                                                 ==========            ==========

------------------------------------------------------------------------------------------------------------------

                           The accompanying notes are an integral part of these financial statements



                          FRANKLIN CAPITAL CORPORATION
==========================================================================================================

 Statements of Operations
(unaudited)
----------------------------------------------------------------------------------------------------------
                                                             Three Months Ended        Six Months Ended
                                                                   June 30                 June 30
                                                              1999        1998         1999        1998
----------------------------------------------------------------------------------------------------------
INVESTMENT INCOME
    Income from controlled affiliates (Note 6)                    $0    $102,636          $0    $205,394
    Dividend income                                           10,500           -      21,000      76,915
    Interest income                                            8,942       3,689      17,522       4,851
                                                             -------     -------    --------    --------
                                                              19,442     106,325      38,522     287,160
                                                             -------     -------    --------    --------


EXPENSES
    Salaries and employee benefits  (Note 7)                 194,320     206,755     390,380     421,484
    Professional fees                                         44,689      74,913      99,189      95,737
    Appraisal fees                                                 -       3,087      10,000       3,087
    Employment fees                                                -      12,500           -      12,500
    Rent (Note 5)                                             19,879      23,342      39,748      51,815
    Insurance                                                 10,247      10,400      20,353      21,131
    Directors' fees                                           12,000      14,789      24,000      26,039
    Taxes other than income taxes                              7,382      16,431      23,280      34,764
    Newswire and promotion                                     2,498       1,427       4,998       4,402
    Depreciation and amortization                              5,601       9,576      11,201      19,151
    General and administrative                                44,147      54,944      82,054     105,152
                                                             -------     -------    --------    --------

                                                             340,761     428,164     705,203     795,262
                                                             -------     -------    --------    --------

Net investment loss from operations                         (321,319)   (321,839)   (666,681)   (508,102)

Net realized gain on portfolio of investments                185,224      32,395     305,927     322,958

(Provision) benefit for current income taxes (Note 3)         (7,788)     (2,400)     (7,788)     (4,800)
                                                             -------     -------    --------    --------

Net realized loss                                           (143,883)   (291,844)   (368,542)   (189,944)

Increase (decrease) in unrealized
    appreciation of investments,
    net of deferred income taxes                            (321,321)    220,698     498,669     (96,140)
                                                             -------     -------    --------    --------

Net increase (decrease) in net assets  from operations     ($465,204)   ($71,146)   $130,127   ($286,084)
                                                           =========    ========    ========   =========

Net increase (decrease) in net assets per common share        ($0.61)     ($0.09)      $0.17      ($0.36)
                                                           =========    ========    ========   =========

Weighted average number of common shares outstanding         758,510     801,198     759,695     801,198
                                                           =========    ========    ========   =========


   The accompanying notes are an integral part of these financial statements.




                                     FRANKLIN CAPITAL CORPORATION
==========================================================================================================


Statements of Cash Flows
(unaudited)
----------------------------------------------------------------------------------------------------------

For the Six Months Ended June 30,                                                  1999            1998
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net increase (decrease) in net assets from operations                         $ 130,127       ($286,084)
  Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
      Depreciation and amortization                                                11,201          19,151
      (Increase) decrease in unrealized appreciation of investments              (498,669)         96,140
      Amortization of discount on note receivable from Avery                            -        (101,176)
      Net realized gain on portfolio of investments                              (305,927)       (322,958)

      Changes in operating assets and liabilities:
        Decrease in accrued interest and accounts receivable                      101,957         151,600
        (Increase) in other assets                                                (26,075)        (34,687)
        (Decrease) in accounts payable and accrued liabilities                    (73,414)       (140,488)
                                                                                  -------        --------

          Total adjustments                                                      (790,927)       (332,418)
                                                                                  -------        --------

          Net cash used in operating activities                                  (660,800)       (618,502)
                                                                                  -------        --------

Cash flows from investing activities:
  Return of capital from investments                                                    -         336,180
  Investment in controlled affiliate                                             (222,500)              -
  Additional investment in portfolio securities                                   (20,900)              -
  Proceeds from sale of marketable investment securities, net of expenses       1,523,997          71,159
  Purchases of marketable investment securities                                  (813,824)        (79,328)
                                                                                ---------         --------

          Net provided by investing activities                                    466,773         328,011
                                                                                ---------         --------

Cash flows from financing activities:
  Purchase of treasury stock                                                     (109,737)             -
                                                                                ---------         --------

          Net cash used in financing activities                                  (109,737)             -
                                                                                ---------         --------

Net (decrease) in cash and cash equivalents                                      (303,764)       (290,491)

Cash and cash equivalents at beginning of period                                1,100,373         348,900
                                                                                ---------         --------

Cash and cash equivalents at end of period                                      $ 796,609         $58,409
                                                                                =========         =======


----------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.


=======================================================================================================================
                                                   FRANKLIN CAPITAL CORPORATION
=============================================================================================================================

Statements of Changes in Net Assets
(unaudited)
-----------------------------------------------------------------------------------------------------------------------------

                                                                        Three Months Ended             Six Months Ended
                                                                             June 30                        June 30
For the Six Months Ended June 30,                                      1999           1998            1999           1998
------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in net assets from operations:
   Net investment loss                                                 ($321,319)      ($321,839)     ($666,681)     ($508,102)
   Net realized gain on portfolio of investments,
       net of income taxes                                               177,436          29,995        298,139        318,158
   Increase (decrease) in unrealized appreciation of investments,
       net of deferred income taxes                                     (321,321)        220,698        498,669        (96,140)
                                                                        --------         -------        -------        -------

       Net increase (decrease) in net assets from operations            (465,204)        (71,146)       130,127       (286,084)
                                                                        --------        --------        -------        -------

Capital stock transactions:
   Issuance of stock from treasury                                             -               -        171,508             -
   Additional paid in capital due to issuance of stock from treasury           -               -          3,493             -
   Purchase of treasury stock                                            (56,346)              -       (109,737)            -
                                                                        --------        --------        -------        -------


       Total increase (decrease) in net assets                          (521,551)        (71,146)       195,391       (286,084)
                                                                        --------        --------        -------        -------


Net assets at beginning of period                                      7,032,494       7,128,194      6,315,553      7,343,132
                                                                       ---------       ---------     ----------      ---------


Net assets at end of period                                           $6,510,944      $7,057,048     $6,510,944     $7,057,048
                                                                      ==========      ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.


                                                    FRANKLIN CAPITAL CORPORATION
====================================================================================================================================
Portfolio of Investments
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Marketable Investment Securities
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Number of
                                                                                             Shares or                       Market
                                                                                             Principal                       Value
June 30, 1999                                                                                Amount ($)          Cost      (Note 2)
------------------------------------------------------------------------------------------------------------------------------------

Communication Intelligence Corp. - common stock.........................................       425,000         $179,031     $610,938
Certificate of Deposit - 4.65%, due 11/04/99............................................                         43,454       43,454
                                                                                                               --------     --------
     Total Marketable Investment Securities (11.6% of total investments and 10.1%
       of net assets)...................................................................                       $222,485     $654,392
                                                                                                               ========     ========
------------------------------------------------------------------------------------------------------------------------------------
Investments, at Fair Value
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          Directors'
                                                                                                     Equity               Valuation
June 30, 1999                                                                    Investment         Interest     Cost      (Note 2)
------------------------------------------------------------------------------------------------------------------------------------

Controlled Affiliates

  eCom Capital Corp (7.1% of total investments and 6.1% of net assets)....       Common stock         100%       $397,500   $397,500


Other Investments

  Avery Communications Inc................................................       Common stock                  $1,481,482
   (Telecommunications)

  Avery Communications Inc................................................       Convertible
                                                                                  preferred
   (Telecommunications)                                                           stock -
                                                                                  Series E;
                                                                                12.0% dividend
                                                                                     rate                         350,000
                                                                                                               ----------
Total Avery Communications................................................                          12.90%      1,831,482  3,380,013
                                                                                               (fully diluted
                                                                                                    basis)

  Seneca Limited Partnership..............................................         Limited           0.80%        500,000    628,963
                                                                                 partnership
   (Investment limited partnership)                                                interest

  Codman Research Inc.....................................................       Commonstock         1.38%        400,031    254,488
   (Healthcare information systems)

  CIC Standby Ventures, L.P. .............................................         Limited
                                                                                 partnership         1.80%         66,987    191,355
   (Computer handwriting systems)                                                  interest

  GoAmerica Corp..........................................................       Common stock        0.50%         70,900    131,419
   (Internet software)
                                                                                                              ----------- ----------
Total Other Investments (81.3% of total investments and 70.4% of net assets)                                    2,869,400  4,586,238
                                                                                                              ----------- ----------
     Total Investments.....................................................                                    $3,266,900 $4,983,738
                                                                                                              =========== ==========
------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

Franklin Capital Corporation
Notes to Financial Statements
June 30, 1999

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

The Corporation paid no interest during the six months ended June 30, 1999, and 1998 and paid no income taxes during the six months ended June 30, 1999, and 1998, respectively.

On January 25, 1999 the Corporation issued 20,046 shares of treasury stock valued at $175,000, the Net Asset Value ("NAV") on the date of the transaction, as part of an investment in a controlled affiliate. (See Note 6 - Transactions with Controlled Affiliates.)

At June 30, 1999 the Corporation held cash and cash equivalents primarily in money market funds at two commercial banking institutions.

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

For the six months ended June 30, 1999, and 1998, Franklin's tax (provision) benefit was based on the following:

Franklin Capital Corporation
Notes to Financial Statements (continued)

------------------------------------------------------------------------------------------------------------

                                                                            1999           1998
                                                                        -----------     ---------

Net investment loss from operations.............................        $ (666,681)     $ (186,263)
Net realized gain on portfolio of investments...................           305,927         290,563
Increase (decrease) in unrealized appreciation..................           498,669        (316,838)
                                                                           -------      -----------
 Pre-tax book income (loss) ...................................         $  137,915      $ (212,538)
                                                                        ==========      ===========


                                                                            1999           1998
                                                                        -----------     ---------

Tax (provision) benefit at 34% on $137,915 and
  $(212,538) respectively.......................................        $  (47,000)       $ 72,263
State and local, net of Federal benefit.........................              --            (2,400)
Income applied against net operating loss carryforward..........            47,000            -
Prior year under accrual of Federal taxes.......................           ( 7,788)           -
Book losses for which no benefit is provided....................               -           (72,263)
                                                                           -------      -----------
Adjustment to deferred taxes provided in prior periods..........        $  ( 7,788)       $ (2,400)
                                                                        ==========      ===========

The components of the tax benefit (provision) are as follows:


                                                                            1999           1998
                                                                        ----------      -----------

Prior year under accrual of Federal taxes......................         $  ( 7,788)           -
Current state and local tax
  provision....................................................         $      -          $ (2,400)
                                                                           -------      -----------


(Provision) benefit for income taxes............................        $  ( 7,788)       $ (2,400)
                                                                        ==========      ===========

------------------------------------------------------------------------------------------------------------

Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At June 30, 1999 and  December  31,  1998,  significant  deferred tax assets and liabilities consist of:
------------------------------------------------------------------------------------------------------------


                                                                             Asset (Liability)
                                                                         --------------------------

                                                                          June 30,      December 31,
                                                                            1999            1998
                                                                          --------      ------------

Deferred Federal and state benefit from net operating
  loss carryforward.............................................        $ 1,378,000      $1,425,000
Deferred Federal and state provision on unrealized
  appreciation of investments...................................           (924,000)       (710,000)
Valuation allowance.............................................           (454,000)       (715,000)
                                                                        -----------      ----------
  Deferred taxes................................................        $   -            $   -
                                                                        ===========      ==========

Franklin Capital Corporation
Notes to Financial Statements (continued)


At June 30, 1999, the realization of deferred tax assets is dependent upon future appreciation of the Corporation's investments.

4.  STOCKHOLDERS' EQUITY

The Accumulated Deficit at June 30, 1999 consists of accumulated net realized gains of $3,161,000 and accumulated investment losses of $6,699,000.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 350,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of December 31, 1998 the Corporation had purchased 263,300 shares of its common stock of which 253,300 remained in treasury. During the six months ended June 30, 1999, the Corporation purchased 21,100 shares of its common stock at a total cost of $109,737. The Corporation issued 20,046 shares of stock from treasury pursuant to an investment made by Franklin on January 25, 1999. (See Note 6 - Transactions with Controlled Affiliates) To date, Franklin has repurchased 284,400 shares of its common stock of which 254,354 shares remain in treasury at June 30, 1999.

5.  COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease, which provides for annual minimum rental payments as follows:
--------------------------------------------------------------------------------

December 31,
1999............................................................. $149,600
2000.............................................................  149,600
2001.............................................................  149,600
2002.............................................................  149,600
2003.............................................................  149,600
                                                                  --------
                                                                  $748,000
                                                                  ========
--------------------------------------------------------------------------------

Rent expense for the six months ended June 30, 1999, and 1998 was $39,748 and $51,815, respectively. For the six months ended June 30, 1999 and 1998, the Corporation collected rents of $31,220 and $20,292, respectively, from subtenants for a portion of its existing office space which is reflected as a reduction in rent expense for that period. Of the amount collected from subtenants during the six months ended June 30, 1999, $12,000 was received from a partnership in which two officers of Franklin have a non-controlling interest.

6. TRANSACTIONS WITH CONTROLLED AFFILIATES

In January 1999, Franklin formed eCom Capital Corporation ("eCom"), a wholly owned subsidiary of Franklin, for the purposes of investing in internet related ventures. On January 25, 1999, eCom invested a total of $387,500 into eMattress.com Inc. ("eMattress"), consisting of $175,000 worth of Franklin common stock (20,046 shares from treasury stock valued at the Net Asset Value on the date of the transaction) and

Franklin Capital Corporation
Notes to Financial Statements (continued)


$212,500 in cash for 320,000 shares of Preferred Stock which is convertible into a 50% equity interest in eMattress. eMattress is a retail internet mattress company that was founded in 1998. eMattress can be found on the World Wide Web at the domain address www.emattress.com. eMattress became operational and its website went online in March 1999. Two officers of Franklin were elected to serve on the five member eMattress Board of Directors.

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

As a result of the July 6 transaction, Avery is no longer a controlled affiliate of Franklin. At June 30, 1999, Franklin owned 12.9% of Avery on a fully diluted basis.

Franklin Capital Corporation
Notes to Financial Statements (continued)

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

Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Proforma information determined consistent with the fair value method required by FASB Statement No. 123 ("FASB 123"), is as follows:

Net realized gain:
As reported                   $130,127
Pro forma                     $104,852

Net increase in net assets per common share:
As reported                   $0.17

Franklin Capital Corporation
Notes to Financial Statements (continued)


Pro forma                     $0.14

Net Asset Value per share:
As reported                   $8.69
Pro forma                     $8.66
Pro forma - fully diluted     $8.66

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

               Stock volatility                   30.0%
               Risk-free interest rate             5.5%
               Option term in years                  4
               Stock dividend yield                 -

A summary of the status of the Stock Option Plans at June 30, 1999 and changes during the six months then ended follows:

                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                      Shares          Price
                                                    ----------     -----------
Outstanding at beginning of
  period                                              35,000          $7.000
Granted                                               10,000          $5.750
Exercised                                              -                -
Forfeited                                              -                -
Expired                                                -                -
                                                  ----------
Outstanding at end of period                          45,000          $6.722
                                                      ======
Exercisable at end of period                          30,000          $6.792
                                                      ======
Weighted average fair value
  of options granted                                   $2.48

The exercise price for the options issued on January 27, 1998 is $7.00 with a remaining contractual life of 8.5 years. The exercise price for the options issued on March 18, 1999 is $5.75 with a remaining contractual life of 8.5 years.

8.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, including the issuance of treasury stock as discussed in Note 6 and excluding short term investments, aggregated $1,166,961 and $1,523,997 respectively, for the six months ended June 30, 1999; $5,117,753 and $6,674,565 respectively, for the six months ended June 30, 1998.

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

Financial Condition

     The Corporation's total assets and net assets were, respectively, $6,670,673 and $6,510,944 at June 30, 1999 versus $6,548,696 and $6,315,553 at
December 31,1998. Net asset value per share was $8.69 at June 30, 1999 versus $8.41 at December 31, 1998.

     The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                         June 30, 1999      December 31, 1998
                                         -------------      -----------------

Investments, at cost                      $ 3,489,384           $  3,475,229
Unrealized appreciation, net of
           deferred taxes                   2,148,746              1,650,077
                                          -----------           ------------
Investments, at fair value                $ 5,638,130           $  5,125,306
                                          ===========           ============

Investments

     The Corporation made an investment on January 25, 1999 in eCom Capital Corporation ("eCom") valued at $397,500 at June 30, 1999, which represents 6.0% of total assets and 6.1% of its net assets. eCom is a wholly owned subsidiary of Franklin, which was formed to make investments in internet related ventures. The directors and officers of eCom are officers of Franklin. On January 25, 1999, eCom invested a total of $387,500 into eMattress.com Inc. ("eMattress"), consisting of $175,000 worth of Franklin common stock (20,046 shares from treasury stock valued at the Net Asset Value on the date of the transaction) and $212,500 in cash for 320,000 shares of Preferred Stock which is convertible into a 50% equity interest in eMattress. eMattress is a retail internet company that was founded in 1998. eMattress sells mattresses, futons, bed frames, mattress pads and pillows, and can be found on the World Wide Web at the domain address www.emattress.com.
                                         ------------------

     The Corporation has an investment in Avery Communication Corporation ("Avery") valued at $3,380,013 at June 30, 1999, which represents 50.7% of the Corporation's total assets and 51.9% of its net assets. Avery is a holding corporation operating in the telecommunications industry. Its common stock is quoted on the OTC Electronic Bulletin Board under the symbol "ATEX". On March 29, 1999, Avery announced that it had signed an agreement to acquire Primal Systems, Inc. ("Primal"). Primal has developed a suite of Decision Support applications, known as Outfront(TM), that can assist telecom carriers in reducing customer churn, decreasing marketing costs, and guarding against subscription fraud. Primal also has expertise in Internet applications, including Electronic Bill Presentment and Payment. Avery's other operating subsidiary is Hold Billing Services ("HBS"). HBS provides billing and collection services for inter-exchange carriers and long-distance resellers.

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

     At June 30, 1999, the Corporation held 425,000 shares of Communications Intelligence Corporation ("CIC") common stock valued at $610,938 and had an investment in CIC Standby Ventures, L.P. ("CIC Ventures") valued at $131,419. In 1995, the Corporation made an original investment in CIC Ventures of $66,987. The managing partner of CIC Ventures is the Chairman of the Board of CIC. In November 1998, the Corporation added to its existing holdings by purchasing in an open market transaction 875,000 shares of CIC common stock at a cost of $375,000. CIC develops, markets, and licenses software products based on proprietary handwriting recognition technologies. CIC's core technologies include multilingual handwriting recognition and dynamic signature verification software. CIC's products are designed to increase the ease of use, functionality, and security of electronic devices ranging from PC peripherals to smart cellular phones. Its common stock is quoted on NASDAQ under the symbol "CICI". At June 30, 1999, the total investment in CIC and CIC Ventures represents 11.1% of the Corporation's total assets and 11.4% of its net assets.

     At June 30, 1999, the Corporation had an investment in the Seneca Capital, L.P. ("Seneca"), an investment partnership whose primary investment objective is to invest in securities which value will be meaningfully affected by an anticipated event. Seneca invests primarily in publicly traded equity securities of U.S. companies and, to control market risks, utilizes short positions, index options and other hedging techniques. Franklin is a 0.90% limited partner. The Corporation's original investment of $500,000 made in April 1996 is valued at $628,963, which is net of a profit distribution of $350,000 received by Franklin during the year ended December 31, 1998. At June 30, 1999, Seneca represents 9.4% of the Corporation's total assets and 9.7% of its net assets.

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

     The Corporation had interest and dividend income of $38,522 and $287,160 for the six months ended June 30, 1999 and 1998, respectively. The decrease in interest and dividend income for the six months ended June 30, 1999 when compared to June 30, 1998, was primarily the result of the sale in July 1998 of both Series D preferred stock and a $1,000,000 note that had been received in connection with the Corporation's investment in Avery.

     Operating expenses were $705,203 and $795,262 for the six months ended June 30, 1999 and 1998, respectively. Most of the Corporation's operating expenses are related to employee and director compensation, office and rent expenses and professional fees (primarily general legal and audit fees).

     Net investment losses from operations were $666,681 and $508,102 for the six months ended June 30, 1999 and 1998, respectively.

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

Net Realized Gains and Losses on Portfolio of Investments:

     During the six months ended June 30, 1999 and 1998, the Corporation realized net gains before taxes of $305,927, and $322,958, respectively, from the disposition of various investments.

Unrealized Appreciation of Investments:

     Unrealized appreciation of investments, net of deferred taxes, increased by $498,669 during the six months ended June 30, 1999, primarily from unrealized gains due to the increase in value of Franklin's investment in CIC.

     Unrealized appreciation of investments, net of deferred taxes, decreased by $96,140 during the six months ended June 30, 1998, primarily due to the realization of the gains from the distributions from Seneca and CIC Ventures. These were partially offset by an increased value for Avery.

Liquidity and Capital Resources

     The Corporation's reported total cash and cash equivalents, accrued interest and accounts receivable and marketable investment securities (the primary measure of liquidity) at June 30, 1999 was $1,528,223 compared to $1,979,256 at December 31, 1998. Management believes that these assets, together with its investment in Seneca, provide the Corporation with sufficient liquidity for its operations. Funds from Seneca may be withdrawn upon 30 days written notice to the general partner.

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

     All investments owned by the Corporation are marked at fair value at June 30, 1999. For those investments that do not have a ready market, the Corporation has received valuation information from either an independent third party or the investee corporation itself. The Corporation has no off-balance sheet investments or hedging instruments.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
               None

Item 2. Changes in Securities and Use of Proceeds
               None

Item 3. Defaults Upon Senior Securities Holders
               None

Item 4. Submission of Matters to a Vote of Security Holders
               None

Item 5. Other Information
               None

Item 6. Exhibits and Reports on Form 8-K.
        (a) Exhibits. The exhibits which are filed with the Form 10-Q or incorporated herein by reference are set for in the
             Exhibit Index on page 21.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first six months of 1999.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE  FRANKLIN CAPITAL
                                             CORPORATION

Date: August 13, 1999                        By:  /s/ Hiram M. Lazar
                                                  ------------------------------
                                                  Hiram M. Lazar
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


None.