Form 10-Q
period 1999-09-30
FRANKLIN CAPITAL CORP
filed 1999-11-12
CIK 812301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the Quarterly period ended September 30, 1999

                                       or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For the transition period from ________________ to ___________________.

Commission File No. 1-9727
                    ------

                          Franklin Capital Corporation
                ------------------------------------------------
               (Exact name of registrant specified in its charter)

           Delaware                                     13-3419202
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

450 Park Avenue, 10th Floor, New York, New York                10022
-----------------------------------------------                -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (212) 486-2323.
                                                   ----------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $1.00 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 29, 1999 was $2,882,842 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock outstanding as of October 29, 1999 was 730,588.

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

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Balance Sheets
--------------------------------------------------------------------------------

                                                                                 September 30,   December 31,
                                                                                      1999           1998
                                                                                  (unaudited)
-------------------------------------------------------------------------------------------------------------
ASSETS

Marketable investment securities, at market value (cost: September 30,
    1999 - $148,767; December 31, 1998 - $412,048) (Note 2)                       $   355,954    $   699,704
Investments, at fair value (cost: September 30,1999 - $3,285,247;
    December 31, 1998 - $3,063,181)  (Note 2)
         eMattress.com (Note 6)                                                       311,748             --
         Other investments (Note 9)                                                 4,722,949      4,425,602
                                                                                  -----------    -----------

                                                                                    5,034,697      4,425,602
                                                                                  -----------    -----------

Cash and cash equivalents                                                             439,357      1,100,373
Accrued interest and accounts receivable                                              118,277        179,179
Other assets                                                                          146,141        143,838
                                                                                  -----------    -----------

TOTAL ASSETS                                                                      $ 6,094,426    $ 6,548,696
                                                                                  ===========    ===========

-------------------------------------------------------------------------------------------------------------

LIABILITIES AND NET ASSETS

LIABILITIES

Accounts payable and accrued liabilities                                          $   158,711    $   233,143
                                                                                  -----------    -----------

TOTAL LIABILITIES                                                                     158,711        233,143
                                                                                  -----------    -----------

Commitments and contingencies (Note 5)

NET ASSETS

Common stock, $1 par value: 2,000,000 shares authorized;
    1,003,986 shares issued: 730,588 and 750,686 shares outstanding
    at September 30,1999 and December 31, 1998, respectively (Note 7)               1,003,986      1,003,986
Paid-in capital                                                                     8,998,051      8,997,877
Unrealized appreciation of investments,
    net of deferred income taxes (Notes 2 and 3)                                    1,956,638      1,650,077
Accumulated deficit                                                                (3,754,638)    (3,169,229)
                                                                                  -----------    -----------

                                                                                    8,204,037      8,482,711
Deduct: 273,398 and 253,300 shares of common stock held in treasury,
    at cost, at September 30, 1999 and December 31, 1998, respectively (Note 4)    (2,268,322)    (2,167,158)
                                                                                  -----------    -----------

Net assets, equivalent to $8.12 per share at September 30, 1999
      and $8.41 per share at December 31, 1998                                      5,935,715      6,315,553
                                                                                  -----------    -----------

TOTAL LIABILITIES AND NET ASSETS                                                  $ 6,094,426    $ 6,548,696
                                                                                  ===========    ===========

--------------------------------------------------------------------------------

    The accompanying notes are an integral part of these financial statements

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Statements of Operations
(unaudited)
--------------------------------------------------------------------------------

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30                   September 30
                                                                    1999           1998            1999           1998
-------------------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME
    Income from controlled affiliates  (Note 6)                  $         0    $    11,871    $         0    $   217,265
    Dividend income                                                   10,500             --         31,500         76,915
    Interest income                                                    4,148         20,184         21,670         25,035
                                                                 -----------    -----------    -----------    -----------

                                                                      14,648         32,055         53,170        319,215
                                                                 -----------    -----------    -----------    -----------

EXPENSES
    Salaries and employee benefits  (Note 7)                         194,316        206,617        584,696        628,101
    Professional fees                                                 53,525         54,097        152,714        149,834
    Appraisal fees                                                    10,616             --         20,616          3,087
    Employment fees                                                       --             --             --         12,500
    Rent  (Note 5)                                                    25,172         26,531         64,920         78,346
    Insurance                                                         10,473         10,232         30,826         31,363
    Directors' fees                                                   12,000         13,750         36,000         39,789
    Taxes other than income taxes                                      3,681         10,438         26,961         45,202
    Newswire and promotion                                             2,499          8,086          7,497         12,488
    Depreciation and amortization                                      5,601          9,576         16,802         28,727
    General and administrative                                        34,663         48,576        116,717        153,728
                                                                 -----------    -----------    -----------    -----------

                                                                     352,546        387,903      1,057,749      1,183,165
                                                                 -----------    -----------    -----------    -----------

Net investment loss from operations                                 (337,898)      (355,848)    (1,004,579)      (863,950)

Net realized gain on portfolio of investments                        112,301      1,323,562        418,228      1,646,520

(Provision) benefit for current income taxes  (Note 3)                 8,730         (1,600)           942         (6,400)
                                                                 -----------    -----------    -----------    -----------

Net realized (loss) gain                                            (216,867)       966,114       (585,409)       776,170

Increase (decrease) in unrealized appreciation of investments,
    net of deferred income taxes                                    (192,108)    (1,426,854)       306,561     (1,522,994)
                                                                 -----------    -----------    -----------    -----------

Net increase (decrease) in net assets  from operations           ($  408,975)   ($  460,740)   ($  278,848)   ($  746,824)
                                                                 ===========    ===========    ===========    ===========

Net increase (decrease) in net assets per common share                ($0.55)        ($0.58)        ($0.37)        ($0.93)
                                                                 ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding                 749,425        798,737        756,287        800,369
                                                                 ===========    ===========    ===========    ===========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Statements of Cash Flows
(unaudited)
--------------------------------------------------------------------------------

For the Nine Months Ended September 30,                                         1999           1998
-------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net increase (decrease) in net assets from operations                     ($  278,848)   ($  746,824)
  Adjustments to reconcile net increase (decrease) in net assets to net cash used in operating activities:
      Depreciation and amortization                                              16,802         28,727
      (Increase) decrease in unrealized appreciation of investments            (306,561)     1,522,994
      Amortization of discount on note receivable from Avery                         --       (101,176)
      Net realized gain on portfolio of investments                            (418,228)    (1,646,520)

      Changes in operating assets and liabilities:
        Decrease in accrued interest and accounts receivable                     60,902        191,427
        (Increase) in other assets                                              (19,105)       (21,071)
        (Decrease) in accounts payable and accrued liabilities                  (74,432)      (170,393)
                                                                            -----------    -----------

          Total adjustments                                                    (740,622)      (196,012)
                                                                            -----------    -----------

          Net cash used in operating activities                              (1,019,470)      (942,836)
                                                                            -----------    -----------

Cash flows from investing activities:
  Return of capital from investments                                             36,622        355,284
  Investment in controlled affiliate                                           (303,000)            --
  Proceeds from sale of controlled affiliate                                         --      3,080,001
  Additional investment in portfolio securities                                (124,999)    (1,605,001)
  Loan payments received from investments                                        66,667         33,333
  Proceeds from sale of marketable investment securities, net of expenses     1,773,624        132,407
  Purchases of marketable investment securities                                (980,723)      (239,298)
                                                                            -----------    -----------

          Net provided by investing activities                                  468,191      1,756,726
                                                                            -----------    -----------

Cash flows from financing activities:
  Purchase of treasury stock                                                   (109,737)      (175,835)
                                                                            -----------    -----------

          Net cash used in financing activities                                (109,737)      (175,835)
                                                                            -----------    -----------

Net (decrease) in cash and cash equivalents                                    (661,016)       638,055

Cash and cash equivalents at beginning of period                              1,100,373        348,900
                                                                            -----------    -----------

Cash and cash equivalents at end of period                                  $   439,357    $   986,955
                                                                            ===========    ===========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Statements of Changes in Net Assets
(unaudited)
--------------------------------------------------------------------------------

                                                                           Three Months Ended             Nine Months Ended
                                                                               September 30                  September 30
For the Nine Months Ended September 30,                                    1999           1998           1999           1998
-------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net assets from operations:
   Net investment loss                                                 ($  337,898)   ($  355,848)   ($1,004,579)   ($  863,950)
   Net realized gain on portfolio of investments,
       net of income taxes                                                 121,031      1,321,962        419,170      1,640,120
   Increase (decrease) in unrealized appreciation of investments,
       net of deferred income taxes                                       (192,108)    (1,426,854)       306,561     (1,522,994)
                                                                       -----------    -----------    -----------    -----------

       Net increase (decrease) in net assets from operations              (408,975)      (460,740)      (278,848)      (746,824)
                                                                       -----------    -----------    -----------    -----------

Capital stock transactions:
   Issuance of stock from treasury, net                                   (162,935)            --          8,573             --
   Additional paid in capital due to issuance of stock from treasury        (3,319)            --            174             --
   Purchase of treasury stock                                                   --       (175,835)      (109,737)      (175,835)
                                                                       -----------    -----------    -----------    -----------

       Total increase (decrease) in net assets                            (575,229)      (636,575)      (379,838)      (922,659)
                                                                       -----------    -----------    -----------    -----------

Net assets at beginning of period                                        6,510,944      7,057,048      6,315,553      7,343,132
                                                                       -----------    -----------    -----------    -----------

Net assets at end of period                                            $ 5,935,715    $ 6,420,473    $ 5,935,715    $ 6,420,473
                                                                       ===========    ===========    ===========    ===========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Portfolio of Investments
(unaudited)
--------------------------------------------------------------------------------

Marketable Investment Securities
--------------------------------------------------------------------------------

                                                                                          Number of
                                                                                          Shares or                          Market
                                                                                          Principal                          Value
September 30, 1999                                                                        Amount ($)           Cost         (Note 2)
------------------------------------------------------------------------------------------------------------------------------------
Communication Intelligence Corp. - common stock......................                      250,000            $105,313      $312,500
Certificate of Deposit - 4.65%, due 11/04/99.........................                                           43,454        43,454
                                                                                                              --------      --------
     Total Marketable Investment Securities (6.6% of
     total investments and 6.0% of net assets).......................                                         $148,767      $355,954
                                                                                                              ========      ========
------------------------------------------------------------------------------------------------------------------------------------
Investments, at Fair Value
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                          Directors'
                                                                                            Equity                        Valuation
September 30, 1999                                               Investment                Interest            Cost        (Note 2)
------------------------------------------------------------------------------------------------------------------------------------
Controlled Affiliates

  eMattress.com (5.8% of total investments and 5.3%
  of net assets).........................................       Common stock                82.50%            $311,748      $311,748

Other Investments

  Avery Communications Inc...............................       Common stock                                $1,481,482
   (Telecommunications)

  Avery Communications Inc...............................   Convertible preferred
   (Telecommunications)                                       stock - Series E;
                                                             12.0% dividend rate                               350,000
                                                                                                            ----------

Total Avery Communications                                                                  12.90%           1,831,482     3,380,013
                                                                                     (fully diluted basis)

  Seneca Limited Partnership.............................    Limited partnership             0.80%             500,000       601,361
   (Investment limited partnership)                               interest

  Codman Research Inc....................................       Common stock                 1.38%             400,031       254,488
   (Healthcare information systems)

  CIC Standby Ventures, L.P. ............................    Limited partnership             1.80%              66,987       176,172
   (Computer handwriting systems)                                 interest

  GoAmerica Corp.........................................       Common stock                 0.50%             124,999       260,915
   (Internet software)

  Trading News, Inc...................................... Convertible Preferred Stock        1.85%              50,000        50,000
   (Investment information provider)                                                                        ----------    ----------

Total Other Investments (87.6% of total investments and
79.6% of net assets).................................................................................        2,973,499     4,722,949
                                                                                                            ----------    ----------

     Total Investments...............................................................................       $3,285,247    $5,034,697
                                                                                                            ==========    ==========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

Franklin Capital Corporation
Notes to Financial Statements
September 30, 1999


1. ORGANIZATION

Franklin Capital Corporation ("Franklin", or the "Corporation") is a Delaware corporation registered as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "Act"). A BDC is a specialized type of investment company under the Act. A BDC must be primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such companies are termed "eligible portfolio companies". The Corporation, as a BDC, may invest in the securities of public companies and other investments that are not qualifying assets of eligible portfolio companies; however such investments may not exceed 30% of the Corporation's total asset value at the time of any such investment.

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

The Corporation paid no interest during the nine months ended September 30, 1999, and 1998 and paid no income taxes during the nine months ended September 30, 1999, and 1998, respectively.

On January 25, 1999 the Corporation issued 20,046 shares of treasury stock valued at $175,000, the Net Asset Value ("NAV") on the date of the transaction, as part of an investment in a controlled affiliate. On September 30, 1999, 19,044 of these shares were canceled and placed back into treasury. (See Note 6
- Transactions with Controlled Affiliates.)

At September 30, 1999 the Corporation held cash and cash equivalents primarily in money market funds at two commercial banking institutions.

Valuation of Investments

Security investments which are publicly traded on a national exchange or NASDAQ are stated at the last reported sales price on the day of valuation, or if no sale was reported on that date, then the securities are stated at the last quoted bid price. The Board of Directors of Franklin (the "Board of Directors") may

Franklin Capital Corporation
Notes to Financial Statements (continued)


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

Franklin Capital Corporation
Notes to Financial Statements (continued)


For the nine months ended September 30, 1999, and 1998, Franklin's tax (provision) benefit was based on the following:

                                                                    1999           1998
                                                                -----------    -----------
Net investment loss from operations .........................   $(1,004,579)   $  (863,950)
Net realized gain on portfolio of investments ...............       418,228      1,646,520
Increase (decrease) in unrealized appreciation ..............       306,561     (1,522,994)
                                                                -----------    -----------
     Pre-tax book income (loss) .............................   $  (279,790)   $  (740,424)
                                                                ===========    ===========

                                                                    1999           1998
                                                                -----------    -----------
Tax benefit at 34% on $(279,790) and
  $(740,424) respectively ...................................   $    95,000    $   251,744
State and local, net of Federal benefit .....................       (11,000)        (6,400)
Prior year under accrual of Federal taxes ...................          (584)            --
Prior year over accrual of state and local taxes ............        12,526             --
Book losses for which no benefit is provided ................       (95,000)      (251,744)
                                                                -----------    -----------
Adjustment to deferred taxes provided in prior periods ......   $       942    $    (6,400)
                                                                ===========    ===========

The components of the tax benefit (provision) are as follows:

                                                                    1999           1998
                                                                -----------    -----------
Current state and local tax
  provision .................................................   $       942    $    (6,400)
                                                                -----------    -----------

(Provision) benefit for income taxes ........................   $       942    $    (6,400)
                                                                ===========    ===========

Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At September 30, 1999 and December 31, 1998, significant deferred tax assets and liabilities consist of:


                                                                  Asset (Liability)
                                                            ---------------------------
                                                            September 30,  December 31,
                                                                1999           1998
                                                            -----------    -----------
Deferred  Federal  and state  benefit  from net operating
  loss carryforward .....................................   $ 1,546,000    $ 1,425,000
Deferred Federal and state provision on unrealized
  appreciation of investments ...........................      (841,000)      (710,000)
Valuation allowance .....................................      (705,000)      (715,000)
                                                            -----------    -----------
  Deferred taxes ........................................   $        --    $        --
                                                            ===========    ===========

At September 30, 1999, the realization of deferred tax assets is dependent upon future appreciation of the Corporation's investments.

4. STOCKHOLDERS' EQUITY

The Accumulated Deficit at September 30, 1999 consists of accumulated net realized gains of $3,273,000 and accumulated investment losses of $7,028,000.

Franklin Capital Corporation
Notes to Financial Statements (continued)


The Board of Directors has authorized Franklin to repurchase up to an aggregate of 350,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of December 31, 1998 the Corporation had purchased 263,300 shares of its common stock of which 253,300 remained in treasury. During the nine months ended September 30, 1999, the Corporation purchased 21,100 shares of its common stock at a total cost of $109,737. The Corporation issued 20,046 shares of stock from treasury pursuant to an investment made by Franklin on January 25, 1999. On September 30, 1999, 19,044 of these shares were canceled and place back into Treasury. (See Note 6 Transactions with Controlled Affiliates) To date, Franklin has repurchased 284,400 shares of its common stock of which 273,398 shares remain in treasury at September 30, 1999.

5. COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease, which provides for annual minimum rental payments as follows:

December 31,
1999..............................................................   $  149,600
2000..............................................................      149,600
2001..............................................................      149,600
2002..............................................................      149,600
2003..............................................................      149,600
                                                                     ----------
                                                                     $  748,000
                                                                     ===========


Rent expense for the nine months ended September 30, 1999, and 1998 was $64,920 and $78,346, respectively. For the nine months ended September 30, 1999 and 1998, the Corporation collected rents of $41,532 and $31,792, respectively, from subtenants for a portion of its existing office space which is reflected as a reduction in rent expense for that period. Of the amount collected from subtenants during the nine months ended September 30, 1999, $10,812 was received from a partnership in which two officers of Franklin have a non-controlling interest.

6. TRANSACTIONS WITH CONTROLLED AFFILIATES

In January 1999, Franklin formed eCom Capital Corporation ("eCom"), a wholly owned subsidiary of Franklin, for the purposes of investing in internet related ventures. On January 25, 1999, eCom invested a total of $387,500 into eMattress.com Inc. ("eMattress"), consisting of $175,000 worth of Franklin common stock (20,046 shares from treasury stock valued at the Net Asset Value on the date of the transaction) and $212,500 in cash for 320,000 shares of Preferred Stock which is convertible into a 50% equity interest in eMattress. eMattress is a retail internet mattress company that can be found on the World Wide Web at the domain address www.emattress.com. eMattress became operational and its website went online in March 1999. Two officers of Franklin were elected to serve on the member eMattress Board of Directors.

In August 1999, Franklin invested an additional $87,500 into eCom. As part of this transaction, eCom was merged into eMattress and eMattress was reincorporated into eMattress.com, Delaware and Franklin received 19,044 shares of Franklin common stock that had been issued out of treasury as part of the original investment. As a result of this transaction Franklin's ownership increased to 91% or eMattress.com,

Franklin Capital Corporation
Notes to Financial Statements (continued)


Delaware. Resulting from certain subsequent transactions within eMattress, on September 30, 1999, Franklin owned 82.5% of eMattress.

In August 1995, Franklin made an initial investment of $350,000 in Avery Communications Inc. ("Avery"), a holding company in the telecommunications industry. This investment consisted of a one year 12% note with warrants and a conversion option. Subsequently, Franklin exercised its warrants to purchase 158,333 shares of Avery common stock at $0.10 per share and the note was converted to 350,000 shares of Series B preferred stock which earn dividends of 12% per annum payable quarterly and are convertible to 350,000 shares of common stock. An additional 28,506 shares of common stock at a price of $1.00 per share were issued to Franklin at that time in lieu of accrued interest on the note.

On May 30, 1997, Franklin made an additional investment of $2,500,000 in Avery. This investment partially consisted of a $1,000,000 note with a maturity of three years that earns interest at the rate of 10.0% per annum. The first year's interest payment of $100,000 was made at the time the loan was made. As additional consideration for this note, the Corporation received warrants to purchase 666,667 shares of Avery common stock at $1.50 per share. These warrants expired five years from the date of issuance. The remainder of the investment, $1,500,000, purchased 7.5 equity units in Avery. Each unit consists of 133,333 shares of common stock of Avery and 200,000 shares of preferred Series D stock, which were convertible to 100,000 shares of common stock. The shares of preferred Series D stock earned a dividend of 10.0% per annum payable quarterly. The Series B preferred shares previously owned by Franklin were converted to Series E preferred stock with the same terms. This transaction, in conjunction with the investment in common and preferred stock of Avery that the Corporation held previously, resulted in Franklin owning in excess of 25% of Avery's outstanding voting stock on a primary basis. Additionally, three officers of Franklin were appointed to Avery's six person Board of Directors and the Corporation's Chairman and Chief Executive Officer was appointed as the Vice Chairman of Avery's Board of Directors.

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

As a result of the July 6 transaction, Avery is no longer a controlled affiliate of Franklin. At September 30, 1999, Franklin owned 12.9% of Avery on a fully diluted basis, and more than 17.5% of Avery on a primary basis.

7. EMPLOYEE BENEFIT PLANS

On September 9, 1997, Franklin's stockholders approved two Stock Option Plans: a Stock Incentive Plan ("SIP") to be offered to the Corporation's consultants, officers and employees (including any officer or employee who is also a director of the Corporation) and a Non-Statutory Stock Option Plan ("SOP") to be offered to the Corporation's "outside" directors, i.e., those directors who are not also officers or employees

Franklin Capital Corporation
Notes to Financial Statements (continued)


of Franklin. 75,000 shares of the Corporation's Common Stock have been reserved for issuance under these plans, of which 45,000 shares have been reserved for the SIP and 30,000 shares have been reserved for the SOP. Shares subject to options that terminate or expire prior to exercise will be available for future grants under the Plans.

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

Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Proforma information determined consistent with the fair value method required by FASB Statement No. 123 ("FASB 123"), is as follows:

Net realized loss:
As reported                    $(585,409)
Pro forma                      $(610,684)

Net decrease in net assets per common share:
As reported                    $(0.37)
Pro forma                      $(0.40)

Net Asset Value per share:
As reported                    $8.12
Pro forma                      $8.09
Pro forma - fully diluted      $8.09

Franklin Capital Corporation
Notes to Financial Statements (continued)


The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

            Stock volatility                  30.0%
            Risk-free interest rate            5.5%
            Option term in years                 4
            Stock dividend yield                --

A summary of the status of the Stock Option Plans at September 30, 1999 and changes during the nine months then ended follows:

                                        Weighted
                                         Average
                                        Exercise
                               Shares     Price
                               ------   --------
Outstanding at beginning of
   period                      35,000    $7.000
Granted                        10,000    $5.750
Exercised                          --        --
Forfeited                          --        --
Expired                            --        --
                               ------
Outstanding at end of period   45,000    $6.722
                               ======
Exercisable at end of period   30,000    $6.792
                               ======
Weighted average fair value
  of options granted            $2.31

The exercise price for the options issued on January 27, 1998 is $7.00 with a remaining contractual life of 8.25 years. The exercise price for the options issued on March 18, 1999 is $5.75 with a remaining contractual life of 8.25 years.

8. PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, including the issuance of treasury stock as discussed in Note 6 and excluding short term investments, aggregated $1,518,459 and $1,876,913 respectively, for the nine months ended September 30, 1999; $1,844,299 and $3,601,025 respectively, for the nine months ended September 30, 1998.

9. SUBSEQUENT EVENT

On November 3, 1999, Franklin liquidated ninety percent of its holding in the Seneca Limited Partnership for substantially the value as reflected on the Portfolio of Investments at September 30, 1999.

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

Financial Condition

      The Corporation's total assets and net assets were, respectively, $6,094,426 and $5,935,715 at September 30, 1999 versus $6,548,696 and $6,315,553 at December 31,1998. Net asset value per share was $8.12 at September 30, 1999 versus $8.41 at December 31, 1998.

      The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                         September 30, 1999    December 31, 1998
                                         ------------------    -----------------
Investments, at cost                         $3,434,013           $3,475,229
Unrealized appreciation, net of
      deferred taxes                          1,956,638            1,650,077
                                             ----------           ----------
Investments, at fair value                   $5,390,651           $5,125,306
                                             ==========           ==========

Investments

      At September 30, 1999, the Corporation had an investment in eMattress.com ("eMattress") valued at $311,748, which represents 5.1% of total assets and 5.3% of its net assets. Two directors and the officers of eMattress are officers of Franklin. On January 25, 1999, eCom Capital Corporation ("eCom"), a wholly-owned subsidiary of Franklin, invested a total of $387,500 into eMattress consisting of $175,000 worth of Franklin common stock (20,046 shares from treasury stock valued at the Net Asset Value on the date of the transaction) and $212,500 in cash for 320,000 shares of Preferred Stock which was convertible into a 50% equity interest in eMattress. In August 1999, Franklin invested an additional $87,500 into eCom. As part of this transaction, eCom was merged into eMattress and eMattress was reincorporated into eMattress.com, Delaware and Franklin received 19,044 shares of Franklin common stock that had been issued out of treasury as part of the original investment. As a result of this transaction and subsequent transactions within eMattress, on September 30, 1999, Franklin owned 82.5% of eMattress.

      eMattress is a retail internet company that commenced operations in March 1999. eMattress sells mattresses, futons, bed frames, mattress pads and pillows, and can be found on the World Wide Web at the domain address www.emattress.com.

      The Corporation has an investment in Avery Communication Corporation ("Avery") valued at $3,380,013 at September 30, 1999, which represents 55.5% of the Corporation's total assets and 56.9% of its net assets. Avery is a holding corporation operating in the telecommunications industry. Its common stock is quoted on the OTC Electronic Bulletin Board under the symbol "ATEX". Avery has two operating subsidiaries, one is Hold Billing Services ("HBS"). HBS provides billing and collection services for inter-exchange carriers and long-distance resellers. HBS is one of the largest independent companies in this business. Avery's other operating subsidiary is Primal Systems, Inc. ("Primal"). Primal has developed a suite of Decision Support applications, known as Outfront(TM), that can assist telecom carriers in reducing customer churn, decreasing marketing costs, and guarding against subscription fraud. Primal also has expertise in Internet applications, including Electronic Bill Presentment and Payment.

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

      At September 30, 1999, the Corporation held 250,000 shares of Communications Intelligence Corporation ("CIC") common stock valued at $312,500 and had an investment in CIC Standby Ventures, L.P. ("CIC Ventures") valued at $176,172. In 1995, the Corporation made an original investment in CIC Ventures of $66,987. CIC Ventures is a partnership that currently owns 9,000,000 shares of CIC. Through this partnership we own an equivalent of 150,000 shares of CIC. The managing partner of CIC Ventures is the Chairman of the Board of CIC. CIC develops, markets, and licenses software products based on proprietary handwriting recognition technologies. CIC's core technologies include multilingual handwriting recognition and dynamic signature verification software. CIC's products are designed to increase the ease of use, functionality, and security of electronic devices ranging from PC peripherals to smart cellular phones. Its common stock is quoted on NASDAQ under the symbol "CICI". In November 1998, the Corporation added to its existing holdings by purchasing in an open market transaction 875,000 shares of CIC common stock at a cost of $375,000. As of September 30, 1999 the Corporation has sold 625,000 shares realizing a gain of $547,126. At September 30, 1999, the total investment in CIC and CIC Ventures represents 8.0% of the Corporation's total assets and 8.2% of its net assets.

      At September 30, 1999, the Corporation had an investment in the Seneca Capital, L.P. ("Seneca"), an investment partnership whose primary investment objective is to invest in securities which value will be meaningfully affected by an anticipated event. Seneca invests primarily in publicly traded equity securities of U.S. companies and, to control market risks, utilizes short positions, index options and other hedging techniques. Franklin is a 0.90% limited partner. The Corporation's original investment of $500,000 made in April 1996 is valued at $601,361, which is net of a profit distribution of $350,000 received by Franklin during the year ended December 31, 1998. At September 30, 1999, Seneca represents 9.9% of the Corporation's total assets and 10.1% of its net assets. On November 3, 1999, the Corporation liquidated ninety percent of its investment in Seneca for substantially the market value as reported at September 30,

1999. Franklin liquidated this position in order to raise funds to invest additional amount in Go America.

      At September 30, 1999 the Corporation had an investment in Go America, a wireless internet service provider. Go America has expanded its focus to concentrate on wireless email and web-based solutions for corporations and mobile professionals across multiple data networks using standard web browsers. GoAmerica's goal is to provide seamless mobile access to email and corporate data using Information Appliances such as, 2-way Messengers, PDAs and Handheld computing devices. The Corporation made an original investment of $25,000 worth of common stock in 1996. The Corporation made add on investments of common stock of $25,000 in 1998 and $75,000 in 1999. Additionally, the Corporation has made a commitment to invest another $125,000 in preferred stock. At September 30, 1999, Go America represents 4.3% of the Corporation's total assets and 4.4% of its net assets.

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

      The Corporation had interest and dividend income of $53,170 and $319,215 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in interest and dividend income for the nine months ended September 30, 1999 when compared to September 30, 1998, was primarily the result of the sale in July 1998 of both Series D preferred stock and a $1,000,000 note that had been received in connection with the Corporation's investment in Avery.

      Operating expenses were $1,057,749 and $1,183,165 for the nine months ended September 30, 1999 and 1998, respectively. Most of the Corporation's operating expenses are related to employee and director compensation, office and rent expenses and professional fees (primarily general legal and audit fees).

      Net investment losses from operations were $1,004,579 and $863,950 for the nine months ended September 30, 1999 and 1998, respectively.

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

Net Realized Gains and Losses on Portfolio of Investments:

      During the nine months ended September 30, 1999 and 1998, the Corporation realized net gains before taxes of $418,228 and $1,646,520, respectively, from the disposition of various investments.

Unrealized Appreciation of Investments:

      Unrealized appreciation of investments, net of deferred taxes, increased by $306,561 during the nine months ended September 30, 1999, primarily from unrealized gains due to the increase in value of Franklin's investments in CIC and Go America.

      Unrealized appreciation of investments, net of deferred taxes, decreased by $1,522,944 during the nine months ended September 30, 1998, primarily due to the realization of the gains from the sale of a portion of the investment in Avery, the exercise of Avery warrants and distributions from Seneca and CIC Ventures. These were partially offset by an increased value for Avery.

Liquidity and Capital Resources

      The Corporation's reported total cash and cash equivalents, accrued interest and accounts receivable and marketable investment securities (the primary measure of liquidity) at September 30, 1999 was $913,588 compared to $1,979,256 at December 31, 1998. Management believes that these assets, together with its investment in Seneca, provide the Corporation with sufficient liquidity for its operations. The investment in Seneca was reduced by ninety percent on November 3, 1999 at substantially the carrying value as of September 30, 1999.

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

      All investments owned by the Corporation are marked at fair value at September 30, 1999. For those investments that do not have a ready market, the Corporation has received valuation information from either an independent third party or the investee corporation itself. The Corporation has no off-balance sheet investments or hedging instruments.

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

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first nine months of 1999.

                                    SIGNATURE


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE FRANKLIN CAPITAL CORPORATION


Date: November 9, 1999                    By: /s/ Hiram M. Lazar
                                              ----------------------------------
                                              Hiram M. Lazar
                                              Chief Financial Officer



                                  EXHIBIT INDEX

None.