Form 10-K405
period 1999-12-31
FRANKLIN CAPITAL CORP
filed 2000-03-23
CIK 812301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended                           Commission File No. 1-9727
December 31, 1999


                          Franklin Capital Corporation
                          ----------------------------
               (Exact name of registrant specified in its charter)


         Delaware                                     13-3419202
-----------------------                    -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

450 Park Avenue, 10th Floor, New York, New York            10022
-----------------------------------------------       ------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (212) 486-2323
                                                        -----------------


      Securities registered pursuant to Section 12(b) of the Act:
                        Common Stock, $1.00 par value

      Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 9, 2000 was $19,814,480 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock outstanding as of March 9, 2000 was 730,588.

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

      Item 14. Exhibits, Financial Statements, Schedules and Reports on Form
               8-K

Signatures

Exhibit Index


                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES,"EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPOSRT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN THE CORPORATION'S REGISTRATION STATEMENT ON FORM N-2 (FILE NO. 814-159) AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

Item 1.           Business

Formation

      Franklin Capital Corporation(1) (the "Registrant", "Franklin," or the "Corporation") filed on April 7, 1987, with the Securities and Exchange Commission (the "SEC" or the "Commission") a notification of registration under
Section 8(a) of the Investment Corporation Act of 1940 (the "1940 Act") and registered as a closed-end, non-diversified management investment company. On July 10, 1987, the Corporation commenced operations as an investment company. The Corporation's common stock, par value $1.00 per share, has been listed on The American Stock Exchange since October 1, 1987.

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

      The operating strategy of providing managerial assistance to companies in which the Corporation invests has been pursued by Franklin since 1992. This strategy is consistent with the legislative intent behind the statutory framework governing business development companies under the 1940 Act. The Business Development Corporation ("BDC") is available for companies which are engaged in the business of furnishing capital and managerial expertise to other companies that might not otherwise have access to such capital. In light of this operating strategy and the Corporation's long-term objectives, management and the Board of Directors determined that it was in the best interests of the shareholders to explore the feasibility of moving on election to be regulated as a BDC.

On August 5, 1997, the Board of Directors determined that it would be in the best interests of the Corporation and its stockholders to elect to become a BDC under the 1940 Act. On September 9, 1997, at the Annual Meeting of Stockholders, the stockholders of Franklin approved the proposal that the Corporation be regulated as a BDC. On November 18, 1997, the Corporation filed a notification of election to become a BDC with the Commission. The election became effective upon the receipt of the filing by the Commission. The Corporation operates as an internally managed BDC whereby its officers and employees, under the general supervision of its Board of Directors, conduct its operations.

------------------------------------------------------------------------------

      (1) On July 14, 1998, the Corporation filed a Certificate of Amendment with the Secretary of State of the State of Delaware, changing its name from The Franklin Holding Corporation (Delaware) to Franklin Capital Corporation. The Corporation's shareholders had approved a proposal to change the Corporation's name at the Annual Meeting of Stockholders held on June 16, 1998. The Corporation had filed its original Articles of Incorporation with the Secretary of State of the State of Delaware as The Franklin Holding Corporation (Delaware) on March 31, 1987.

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

Portfolio of Investments

      As of December 31, 1999, the Corporation's portfolio of investments is a composite of investments in developing companies, investment limited partnerships and marketable securities.

Illiquidity of Investments

      A majority of the Corporation's investments consist of securities acquired directly from the issuer in private transactions. They may be subject to restrictions on resale or otherwise be illiquid. Franklin anticipates that there may not be an established trading market for such securities. Additionally, many of the securities that the Corporation may invest in will not be eligible for sale to the public without registration under the Securities Act of 1933, as amended, which could prevent or delay any sale by the Corporation of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. Further, even if a portfolio corporation or investee registers its securities and becomes a reporting corporation under the Securities and Exchange Act of 1934, the corporation may be considered an insider by virtue of its board representation and would be restricted in sales of such corporation's securities.

Managerial Assistance

      The Corporation believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the 1940 Act with respect to a BDC such as Franklin means (a) any arrangement whereby a BDC, through its directors, officers, employees or general partners, offers to provide, and if accepted, does so provide significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company; or (b) the exercise of a controlling influence over the management or policies of a portfolio company by a BDC acting individually or as a part of a group acting together which controls such portfolio Corporation. The Corporation, as a BDC, is required by the 1940 Act to make significant managerial assistance available at least with respect to investee companies that the Corporation treats as qualifying assets for purposes of the 70 percent test (see "Regulation"). The nature, timing and amount of managerial assistance provided by the Corporation vary depending upon the particular requirements of each investee company.

      In connection with its managerial assistance, Franklin may be represented by one or more of its officers or directors on the board of directors of an investee company. The Corporation's goal is to assist each investee company in establishing its own independent and effective board of directors and management.

Need for Follow-on Investments

      Following its initial investments in investees, the Corporation has made and anticipates that it will continue to make additional investments in such investees as "follow-on" investments, in order to increase its investment in an investee, and may exercise warrants, options or convertible securities that were acquired in the original financing. Such follow-on investments may be made for a variety of reasons including: 1) to increase the Corporation's exposure to an investee, 2) to acquire securities issued as a result of exercising convertible securities that were purchased in a prior financing, 3) to preserve or reduce dilution of Franklin's proportionate ownership in a subsequent financing, or 4) in an attempt to preserve or enhance the value of the Corporation's investment. There can be no assurance that the Corporation will make follow-on investments or have sufficient funds to make such investments; the Corporation will have the discretion to make any follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of an investee and the Corporation's initial investment, or may result in a missed opportunity for the Corporation to increase its participation in a successful operation.

Competition

      The Corporation competes for attractive investment opportunities with venture capital partnerships and corporations, merchant banks, venture capital affiliates of industrial and financial companies, SBICs, investment companies, pension plans, other BDCs and private individual investors.

Employees

      At December 31, 1999, the Corporation had five employees.

Regulation

      The Corporation is not an investment company and is not registered as an investment company. However, as a BDC it is subject to regulation under the 1940 Act, including several of the same provisions as apply to registered investment companies. The following is a brief description of the provisions of the 1940 Act applicable to the Corporation.

      Generally, to be eligible to elect BDC status, a corporation must primarily engage in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." More specifically, in order to qualify as a BDC, a corporation must
(i) be a domestic corporation; (ii) have registered a class of its securities or have filed a registration statement with the SEC pursuant to Section 12 of the Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, immature or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) extend significant managerial assistance to such portfolio companies; (v) have a majority of "disinterested" directors (as defined in the 1940 Act) and (vi) file (or, under certain circumstances, intend to file) a proper notice of election with the SEC.

      An eligible portfolio company generally is a domestic corporation that is not an investment company and that (i) does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list; (ii) is actively controlled by a BDC and has an affiliate of a BDC on its board of directors or (iii) meets such other criteria as may be established by the SEC. Control under the 1940 Act is presumed to exist where a BDC owns 25 percent of the outstanding voting securities of the investee.

      The 1940 Act restricts BDC investments in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act limits the type of certain assets necessary for its operations (such as office furniture, equipment and facilities) if, at the time of acquisition, less than 70 percent of the value of the Corporation's assets consist of qualifying assets. Qualifying assets include: (i) securities of companies that were eligible portfolio companies at the time such company acquired their securities; (ii) securities of bankrupt or insolvent companies that were eligible at the time of such company's initial investment in those companies; (iii) securities received in exchange for or distributed in or with respect to any of the foregoing and (iv) cash items, government securities and high quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons for whom, securities can be purchased in order for the securities to be considered qualifying assets. Such restrictions include limiting purchases to transactions not involving a public offering and acquiring securities from either the portfolio company or their officers, directors or affiliates.

      The Corporation is permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its asset coverage, as defined in the 1940 Act, is at least 200 percent after the issuance of the debt or the preferred stock (i.e., such senior securities may not be in excess of 50 percent of its net assets). If the value of the Corporation's assets, as defined, were to increase through the issuance of additional capital stock or otherwise, the Corporation would be permitted under the 1940 Act to issue senior securities. These securities may be convertible into common stock subject to various statutory limitations. On February 22, 2000, the Corporation issued $1,645,000 worth of preferred stock with a 7% coupon convertible into the Corporation's common stock at $20 per share. The Corporation at the time of the issuance and as of the date of this filing complied with the 1940 Act provisions relating to the issuance of convertible preferred stock.

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

      Most of the transactions involving the Corporation and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the Commission under the 1940 Act prior to its amendment by the Small Business Investment Incentive Act are now permissible upon the prior approval of a majority of the Corporation's disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain closely affiliated persons of the Corporation, including its directors, officers, and employees, may still require the prior approval of the Commission. In general, (i) any person who owns, controls or holds power to vote more than 5 percent of the Corporation's outstanding voting securities; (ii) any director, executive officer or general partner of that person and (iii) any person who directly controls, is controlled by, or is under common control with that person, must obtain the prior approval of a majority of the Corporation's independent directors and, in some situations, the prior approval of the Commission, before engaging in certain transactions involving the Corporation or any company controlled by the Corporation. The 1940 Act generally does not restrict transactions between the Corporation and its portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraws its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined in the 1940 Act) of its outstanding voting securities, stockholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires stockholder approval for a change in any fundamental investment policy). The Corporation is entitled to change its diversification status without stockholder approval.

      The Corporation is permitted to adopt either a profit-sharing plan pursuant to which management (including disinterested directors) could receive up to 20% of the net after-tax profits of the Corporation or an option plan covering up to 20% of the stock of the Corporation. Presently the Corporation has an option plan in effect covering 75,000 shares (8.4% on a fully diluted basis).

Item 2.     Properties

      Franklin maintains its offices at 450 Park Avenue, 10th Floor, New York, New York 10022, where it leases approximately 3,600 square feet of office space pursuant to a lease agreement expiring in 2003. As of December 31, 1999, Franklin had a sublet arrangement with one subtenant for a portion of Franklin's office space.

Item 3.           Legal Proceedings

      None.

Item 4.           Submission of Matters to a Vote of Security Holders

      The Corporation did not submit any matters to a vote of its stockholders during the fourth quarter of the 1999 fiscal year.

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

      1999 Quarter Ending               Low         High

      March 31                      $  4.625    $   6.250
      June 30                       $  5.000    $   7.500
      September 30                  $  5.000    $   5.875
      December 31                   $  5.125    $  11.125

      1998 Quarter Ending               Low         High

      March 31                      $  5.750    $   7.000
      June 30                       $  6.875    $   8.250
      September 30                  $  5.875    $   8.250
      December 31                   $  4.750    $   5.750


Stockholders

      As of March 9, 2000, there were 625 holders of record of the Corporation's common stock. The Corporation has 5,000,000 shares of common stock authorized, of which 1,003,986 are issued and 730,588 are outstanding at March 9, 2000. The Corporation has 5,000,000 shares of convertible preferred stock authorized, of which 16,450 were issued on February 22, 2000 and are outstanding at March 9, 2000. (See section on Liquidity and Capital Resources for details of preferred stock.)

Item 6.           Selected Financial Data

      The following tables should be read in conjunction with the Financial Statements included in Item 8 of this form 10-K.

BALANCE SHEET DATA

Financial Position as of December 31:

                                                           1999             1998           1997*             1996              1995
                                                           ----             ----           -----             ----              ----
Total assets                                       $  8,995,965     $  6,548,696     $  7,718,458     $ 11,798,044     $ 12,658,556

Liabilities                                        $    555,583     $    233,143     $    375,326     $  1,921,475     $    538,427

Net asset value                                    $  8,440,382     $  6,315,553     $  7,343,132     $  9,876,569     $ 12,120,129

Basic net asset value per share                    $      11.55     $       8.41     $       9.17     $      12.33     $      14.67

Diluted net asset value per share                  $      11.33     $       8.41     $       9.17     $      12.33     $      14.67

Shares outstanding                                      730,588          750,686          801,198          801,198          826,198

Operating Data for the year ended December 31:

                                                           1999             1998           1997*             1996              1995
                                                           ----             ----           -----             ----              ----

Investment income                                  $     72,382     $    263,323     $    497,021     $    852,211     $    948,436

Net investment loss from operations                $ (1,549,398)    $ (1,357,085)    $ (1,903,829)    $ (1,553,891)    $ (1,209,464)

Net realized gain on investments,
      net of income taxes                          $    688,259     $  1,628,004     $  3,105,165     $     95,085     $    999,029

Net increase (decrease) in
      unrealized appreciation
      of investments, net of
      deferred income taxes                        $  3,086,958     $ (1,015,091)    $ (1,130,879)    $    266,694     $    233,878

Net increase (decrease) in net
      assets from operations                       $  2,225,819     $   (744,172)    $     70,457     $ (1,192,112)    $     23,443

Basic net increase (decrease) in net
       assets from operations per
       weighted average number of
       shares outstanding                          $       2.97     $      (0.94)    $       0.09     $      (1.48)    $       0.03

Diluted net increase (decrease) in
      net assets from operations per
      weighted average number of
      shares outstanding                           $       2.96     $      (0.94)    $       0.09     $      (1.48)    $       0.03


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

Financial Condition

      The Corporation's total assets and net assets were, respectively, $8,995,965 and $8,440,382 at December 31, 1999 versus $6,548,696 and $6,315,553 at December 31,1998. Net asset value per share was $11.55 at December 31, 1999 versus $8.41 at December 31, 1998.

      The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                 December 31, 1999             December 31, 1998
                                 -----------------             -----------------

Investments, at cost                $ 2,971,347                  $ 3,475,229
Unrealized appreciation, net
      of deferred taxes               4,737,035                    1,650,077
                                    -----------                    ---------
Investments, at fair value          $ 7,708,382                  $ 5,125,306
                                    ===========                  ===========
Investments

      The Corporation has an investment in Avery Communications Corporation ("Avery Communications") valued at $3,471,880 at December 31, 1999, which represents 38.6% of the Corporation's total assets and 41.1% of its net assets. Its common stock is quoted on the OTC Electronic Bulletin Board under the symbol "ATEX". Avery Communications is the public parent of two companies, Primal Solutions, Inc. ("Primal") and HBS Billing Service, Ltd ("HBS"), both of which operate in the telecommunications industry. Primal, based in Irvine, California, is a leading provider of customer relationship management and intelligence solutions to the communications industries worldwide, including web-enabled customer acquisition and retention, billing, switch mediation and decision support. Its Outfront(TM), Customer Relationship Management software utilizes some of the newest Java-based technology to provide telecommunications and Internet providers with powerful business intelligence for customer retention, valuation and executive decision making. HBS, based in San Antonio, Texas provides local exchange carrier (LEC) clearinghouse billing services to domestic long-distance telephone companies and other third party billers who desire their charges to appear on the local telephone bill.

      Franklin made an initial investment in Avery Communications of $350,000 in August 1995. It made an additional investment of $2.5 million in May 1997. On July 6, 1998, Franklin sold certain Avery Communications securities to the Thurston Group, Inc. for $2.5 million, which resulted in a gain of $935,297. Franklin's remaining shares represent 16.1% of Avery Communications outstanding voting stock on a primary share basis. Additionally, Stephen L. Brown and Spencer L. Brown, officers of Franklin, serve on Avery Communications eight member Board of Directors.

      At December 31, 1999, the Corporation held 100,000 shares of Communications Intelligence Corporation ("CIC") common stock, quoted on NASDAQ under the symbol "CICI", valued at $825,000 and had an investment in CIC Standby Ventures, L.P. ("CIC Ventures") valued at $1,018,849. The total investment in CIC and CIC Ventures represents 20.5% of the Corporation's total assets and 21.8% of its net assets. CIC Ventures is a partnership that as of December 31, 1999 owned 9,000,000 shares of CIC common stock. The managing partner of CIC Ventures is the Chairman of the Board of CIC. At year-end through this partnership the Corporation owns approximately 123,000 shares of CIC common stock. CIC is a leading supplier of pen-based software solutions. CIC's core software technologies include multilingual handwriting recognition, dynamic signature verification, ink compression, and operating system extensions that enable pen input. CIC's products are designed to increase the ease of use, functionality, and security of mobile electronic devices ranging from handheld companions to cellular phones. Key licensees of CIC's technologies include Ericsson, Fujitsu, Hitachi, Microsoft, Mitsubishi, National Semiconductor and Nortel. CIC is headquartered in Redwood Shores, California and has a joint venture, CICC, in Nanjing, China.

      In 1995, the Corporation made an original investment in CIC Ventures of $66,987. In November 1998, the Corporation added to its existing holdings by purchasing in an open market transaction 875,000 shares of CIC common stock at a cost of $375,000. During the year ended December 31, 1999 the Corporation sold 775,000 shares of common stock realizing a gain of $922,118.

      At December 31, 1999, the Corporation had an investment in eMattress.com ("eMattress") valued at $100,000, which represents 1.1% of total assets and 1.2% of its net assets. eMattress is a development stage company that sells mattresses and related bedding products over the Internet.

      During 1999 the Corporation formed a wholly owned subsidiary, eCom Capital Corporation ("eCom") which in turn invested a total of $387,500 into eMattress consisting of $175,000 worth of Franklin common stock (20,046 shares from treasury stock valued at the Net Asset Value on the date of the transaction) and $212,500 in cash. eCom received preferred stock convertible into a 50% equity interest in eMattress. In conjunction with this transaction, Stephen L. Brown and Spencer L. Brown were appointed to the eMattress five member Board of Directors. In August 1999, Franklin invested an additional $87,500 into eCom. Pursuant to this transaction eMattress was merged into eCom and 19,044 shares of Franklin common stock were returned to Franklin's treasury. The surviving entity, eMattress.com is a Delaware corporation.

In November 1999, Franklin invested an additional $75,000 into eMattress and as a result of this transaction on December 31, 1999, Franklin owned 87.2% of eMattress.

      At December 31, 1999 the Corporation had an investment in Go America, Inc. ("Go America"), a wireless internet service provider valued at $2,502,191, which represents 27.8% of the Corporation's total assets and 29.6% of its net assets. Go America is a leading provider of nationwide wireless Internet services. Go America enables business and individual subscribers to access remotely the Internet, email and corporate intranets in real time through a wide variety of mobile computing and communications devices. Go America's Wireless Internet Connectivity Center offers subscribers comprehensive and flexible mobile data solutions for wireless Internet access by providing wireless network services, mobile devices, software and subscriber service and support.

      The Corporation made an initial purchase of $25,000 worth of Go America common stock in 1996. The Corporation made additional purchases of common stock of $25,000 and $324,740 in 1998 and in November 1999, respectively. Additionally, in November 1999, the Corporation purchased $125,000 of convertible preferred stock. At December 31, 1999, Franklin owned 1.39% of Go America after taking into account the dilution post a strategic investment round occurring in January 2000.

      At December 31, 1999 the Corporation had an investment in TradingNews, Inc. ("TradingNews") valued at $75,000 which represents 0.8% of the Corporation's total assets and 0.9% of its net assets. TradingNews is a provider of financial market intelligence for retail investors based on price and volume movement. TradingNews scans every trade on major stock exchanges for important technical signals. These signals, published instantly on the World Wide Web as easy to understand news headlines, help investors identify key market entry and exit points, spot market trends, and grasp the feel of the market.

      During 1999, the Corporation purchased $75,000 worth of TradingNews convertible preferred stock. In connection with this investment, Stephen L. Brown was appointed to the TradingNews six member Board of Directors.

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

      The Corporation had interest income of $30,382 in 1999, $34,128 in 1998, and $225,840 in 1997. The decrease in 1999 from 1998 was the result of a decrease in the amount of cash on hand in 1999 as compared to 1998. Income from controlled affiliates was $0 in 1999, $229,195 in 1998 and $257,258 in 1997, representing dividend and interest income from preferred stock and a note received in connection with the Corporation's investment in Avery Communications. Avery Communications ceased being a controlled investment of Franklin during 1998. (See footnote 6 to the Financial Statements.)

      Operating expenses were $1,621,780 in 1999, $1,620,408 in 1998, and
$2,400,850 in 1997. A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Professional fees consist of general legal fees, audit and tax fees and investment related legal fees. During 1997, operating expenses included litigation related expenses of $535,017.

      Net investment losses from operations were $1,549,398 in 1999, $1,357,085 in 1998, and $1,903,829 in 1997.

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

Net Realized Gains and Losses on Portfolio of Investments:

      During the three years ended December 31, 1999, 1998 and 1997, the Corporation realized net gains before taxes of $688,259, $1,628,004, and $3,105,165, respectively, from the disposition of various investments.

      During 1999, Franklin realized a gain of $922,118 from the sale of 775,000 shares of CIC common stock as well as a gain of $92,300 from the liquidation of Seneca and $36,622 from the liquidation of the investment in the FMA High Yield Income Limited Partnership. Additionally, the Corporation realized $73,797 in gains from the sale of various marketable securities. These gains were offset by a loss of $226,023 from the liquidation of the Corporation's investment in Codman Research Inc., and $148,014 from the write off of the Corporation's investment in Pacific Healthcare Group. Additionally, the Corporation realized losses of $62,541 from the sale of various marketable securities.

      During 1998, Franklin realized a net gain from the sale of a portion of its investment in and subsequent exercise of warrants in Avery Communications of $1,308,208, as well as $350,000 in gains from Seneca, and $96,370 in gains from other investment partnerships, the sale of various marketable securities and loans. These gains were offset by a loss of $126,574 on the sales of various marketable securities, loans, and investment partnerships.

      During 1997, Franklin realized a net gain from the dissolution of its wholly-owned subsidiary, Excelsior, of $3,166,842, as well as net gains of $81,597 on the sales of various marketable securities, including stocks and high yield bonds, and realized capital gains of $137,313 from the liquidation of holdings in investment partnerships. These were offset by a loss of $59,733 on the sale of a loan that had been originated when Franklin operated as a SBIC, as well as the write-off of $220,854 of investments in limited partnerships and securities in which there is no anticipated current or future value.

Unrealized Appreciation of Investments:

      Unrealized appreciation of investments, net of deferred taxes, increased by $3,086,958 during the year ended December 31, 1999, primarily from the increased value of CIC and CIC Ventures and the increased value of Go America.

      Unrealized appreciation of investments, net of deferred taxes, decreased by $1,015,091 during the year ended December 31, 1998, primarily from realized gains due to the sale of a portion of Franklin's investment in Avery Communications. This was offset by increased values for CIC and CIC Ventures.

      Unrealized appreciation of investments, net of deferred taxes, decreased by $1,130,879 during the year ended December 31, 1997, primarily due to the realization of the gain from the dissolution of Excelsior and decreased values for CIC Standby Ventures, L.P., Codman Research, Inc., Pixel Multimedia Ltd. and Hefty Profits Ltd. These were partially offset by increased values for Avery and Seneca.

Liquidity and Capital Resources:

      The Corporation's reported total cash and cash equivalents, accrued interest and accounts receivable and marketable investment securities (the primary measure of liquidity) at December 31, 1999 was $1,710,087 compared to $1,979,256 at December 31, 1998 and $720,470 at December 31, 1997. Management believes that these assets provide the Corporation with sufficient liquidity for its operations.

      On February 22, 2000, the Corporation issued $1,645,000 of convertible preferred stock. The stock was issued at a price of $100 per share and has a 7% quarterly dividend. The stock is convertible into Franklin common stock at a conversion price of $20 per share. Franklin expects to use the funds raised from this issuance for additional investments.

Risks

      Pursuant to Section 64(b) (1) of the Investment Corporation Act of 1940, a BDC is required to describe the risk factors involved in an investment in its securities inherent in the nature of the Corporation's investment portfolio. There are significant risks inherent in the Corporation's venture capital business. The Corporation has invested a substantial portion of its assets in small private companies and a bulletin board listed public corporation. Because of the speculative nature of these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that from time to time its venture capital investments may result in a complete loss of the Corporation's invested capital or may be unprofitable. Other investments may appear likely to become successful, but may never realize their potential. Neither the Corporation's investments nor an investment in the Corporation is intended to constitute a balanced investment program. The Corporation has in the past relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.

Risks Relating to the Year 2000 Issue

      The Corporation's internal computer information is Year 2000 compliant. The Corporation uses individual PC's that rely on third party software. All such software has been upgraded to versions that are Year 2000 compliant.

      The Corporation's Year 2000 issues and any potential business interruptions, costs, damages, or losses related thereto are primarily dependent upon the Year 2000 compliance of third parties. The Corporation's suppliers that provide mission-critical services are primarily large companies, such as local and long distance telephone service providers, banks, and utility companies. The Corporation has no reason to believe that these suppliers will not be Year 2000 compliant. The Corporation has reviewed its third party relationships in order to assess and address Year 2000 issues with respect to these third parties.

      The Corporation believes that the "Year 2000" problem may be material to its investments. The Corporation has received assurances from the companies that it invests in that they have addressed the Year 2000 issue and do not expect any material events to affect their business operations.

      There can be no assurance that the "Year 2000" problem will be properly or timely resolved, which could have a material adverse effect on the Corporation's results of operations. The Corporation has developed a contingency plan to be able to react to any Year 2000 problems should they arise.

      The costs associated with Year 2000 compliance have been nominal and the Corporation believes that the remaining costs will be minimal and will not have a material adverse effect on its financial condition or results of operations.

      As of the date of this report, Franklin has not experienced any disruption in its business or any additional costs due to "Year 2000" issues. The Corporation does not believe that any material adverse effects will occur to impair its financial condition or results of operations.

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

      All investments owned by the Corporation are marked at fair value at December 31, 1999. For those investments that do not have a ready market, the Corporation has received valuation information from either an independent third party or the investee corporation itself. The Corporation has no off-balance sheet investments or hedging instruments.

Item 8.           Financial Statements and Supplementary Data

      See Index to Financial Statements for a list of the Financial Statements and Supplementary Data included in this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Corporation terminated its auditing relationship with Arthur Andersen & Co. and began a relationship with Ernst & Young LLP on June 16, 1998, to provide auditing services. The change was approved by the Board of Directors of the Corporation and subsequently the shareholders at a shareholder meeting held on June 16, 1998. There were no disagreements with Arthur Andersen & Co. or with Ernst & Young LLP on accounting or financial disclosure.

                                    PART III

Item 10.    Directors and Executive Officers of the Corporation

Officers

      Stephen L. Brown, Chairman and Chief Executive Officer. For additional information about Mr. Brown, please see the Directors' biographical information section below.

      Spencer L. Brown, age 34, has been Senior Vice President of the Corporation since November 1995, Secretary of the Corporation since October 1994 and was Vice President from August 1994 to November 1995. Mr. Brown is also a director of Avery Communications and eMattress. Mr. Brown is the son of Stephen
L. Brown, the Chairman and Chief Executive of the Corporation.

      Hiram M. Lazar, age 35, joined the Corporation as Chief Financial Officer in January 1999. From June 1992 to January 1999, Mr. Lazar was the Vice-President of Finance and Corporate Controller for Lebenthal & Co., Inc., a regional full-service broker/dealer.

Directors

      Stephen L. Brown, age 61, was elected to the Corporation's Board of Directors and appointed Chairman of its Board of Directors in October 1986. He has been Chairman and Chief Executive Officer since October 1986. Prior to joining Franklin, Mr. Brown was Chairman of S.L. Brown & Company, Inc. ("SLB & Co., Inc."), a private investment firm. Mr. Brown is a director of Copley Financial Services Corporation, advisor to Copley Fund, Inc., a mutual fund, Avery Communications, eMattress and TradingNews.

      Miles L. Berger, age 69, joined the Board as a director in 1996. Mr. Berger is Chairman of the Board of Mid Town Banc Corp, Chicago, and Berger Management Services LLC. Additionally Mr. Berger serves as a board member of Innkeepers USA Trust and Universal Health Realty Income Trust.

      Irving Levine, age 78, joined the Board as a director in 1990. He has been Chairman of the Board and President of Copley Fund, Inc., a mutual fund, since 1978, and Chairman and Treasurer of Stuffco International, Inc., a ladies handbag processor and chain-store operator, since 1978. Mr. Levine is also President and a director of Copley Financial Services Corporation (advisor to Copley Fund, Inc.).

      Jonathan A. Marshall, age 61, joined the Board as a director in 1987. Mr. Marshall is a Senior Partner in the law firm of Pennie & Edmonds, and has been a member of that firm since 1974. He is a member of the Bar of the State of New York and is admitted to practice before the United States Supreme Court and the United States Patent and Trademark Office.

      Michael P. Rolnick, age 34, joined the Board as a director in 1998. Mr. Rolnick is currently a General Partner at ComVentures, a venture capital firm that invests in early stage Internet and communications companies. Mr. Rolnick is responsible for private equity investments and managing portfolio companies. Prior to joining ComVentures, Mr. Rolnick was Vice President for New Ventures at E*Trade Group, Inc.

Item 11.    Executive Compensation

Summary Compensation Table

      The following table sets forth a summary for each of the last three years of the cash and non-cash compensation awarded to, earned by, or paid to the Chief Executive Officer of the Corporation and the other executive officers of the Corporation, whose individual remuneration exceeded $100,000 for the year ended December 31, 1999.

          Name &
          Principal                                       Options      Other
          Position      Year      Salary      Bonus       Awarded   Compensation
                                   ($)         ($)         (#)          ($)
  Stephen L. Brown      1999     350,000     70,000        5,000        -
  Chairman & President  1998     350,000     32,500       15,000        -
                   (1)  1997     390,000        -           -           -

  Spencer L. Brown      1999     151,250     30,000        5,000        -
  Senior Vice           1998     126,250     12,500       15,000        -
  President
  & Secretary           1997     120,000        -           -           -

  Hiram M. Lazar        1999     112,917      5,000        3,750        -
  Chief Financial
  Officer

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

Option Grants

      The following table sets forth a summary of the options granted during the year ended December 31, 1999 to the Chief Executive Officer of the Corporation and the other executive officers of the Corporation.

                              Number           % Of                                           Grant Date
                            Of Options     Total Options      Exercise       Expiration        Present
                              Granted         Granted          Price            Date           Value ($)(1)
      Stephen L. Brown          3,750            27.3%          $5.75     January 27, 2008     $6,825
      Stephen L. Brown          1,250             9.1%          $9.00     January 27, 2008     $3,713
                                -----          -------
      Total                     5,000            36.4%

      Spencer L. Brown          3,750            27.3%          $5.75     January 27, 2008     $6,825
      Spencer L. Brown          1,250             9.1%          $9.00     January 27, 2008     $3,713
                                -----          -------
      Total                     5,000            36.4%

      Hiram M. Lazar            2,500            18.2%          $5.75     January 27, 2008     $4,550
      Hiram M. Lazar            1,250             9.1%          $9.00     January 27, 2008     $3,713
                                -----           ------
      Total                     3,750            27.3%

(1) Black Scholes pricing model used to calculate. Assumptions used as follows, expected volatility of 30.6%, risk free rate 5.5%, dividend yield 0%, time of exercise 4 years.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the Commission) of the Corporation's common stock as of March 9, 2000 by 1) each person who is known by the Corporation to be the beneficial owner of more than five percent of the outstanding common stock, 2) each director of the Corporation, 3) each current executive officer listed in the Summary Compensation Table and 4) all directors and executive officers of the Corporation as a group. Except as otherwise indicated, to the Corporation's knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The Corporation is not aware of any arrangement that may, at a subsequent date, result in a change of control of the Corporation. The address for all beneficial owners, unless stated otherwise below is c/o Franklin Capital Corporation 450 Park Avenue, Suite 1000, New York, NY 10022.

                                                 Amount and
                                                  Nature of
             Name and Address                     Beneficial          Percent
            of Beneficial Owner                   Ownership          of Class
            -------------------                   ---------          --------
Stephen L. Brown                                   110,835         (1)  14.8%
Kuby Gottlieb Special Value Fund                    61,850         (2)   8.2%
500 West Madison Ave, 27th Floor
Chicago, IL 60661
Spencer L. Brown                                    29,050         (3)   3.9%
Irving Levine                                       25,417         (4)   3.8%
Miles L. Berger                                     11,667         (5)   1.6%
Jonathan A. Marshall                                10,967         (6)   1.5%
Hiram M. Lazar                                       6,775         (7)    *
Michael Rolnick                                      2,067         (5)    *
All officers and directors
   as a group (10 persons)                         261,628              31.6%
-------------------------

*        Less than 1.0%

(1) Does not include 5,023 shares owned by Mr. Brown's children and does not include 28,425 owned by Spencer L. Brown. See (2) below. Mr. Brown disclaims beneficial ownership of such shares. Includes options for 5,000 shares exercisable on January 27, 1998, options for 5,000 shares exercisable on January 27, 1999, options for 1,875 shares exercisable on March 18, 1999, options for 625 shares exercisable on December 9, 1999 and options for 6,785 shares exercisable on January 27, 2000.

(2) Includes preferred stock owned convertible into 20,000 shares of common stock.

(3) Includes options for 5,000 shares exercisable on January 27, 1998, options for 5,000 shares exercisable on January 27, 1999, options for 1,875 shares exercisable on March 18, 1999, options for 625 shares exercisable on December 9, 1999 and options for 6,785 shares exercisable on January 27, 2000. Also includes preferred stock owned convertible into 1,250 shares of common stock.


(4) Includes options for 1,667 shares exercisable on February 14, 2000. Also includes preferred stock convertible into 23,750 shares of common stock owned by Copley Fund, Inc. ("Copley"). Mr. Levine is deemed to be a controlling person of Copley due to his position as Chairman and Chief Executive Officer. Therefore, Mr. Levine may be deemed to be a beneficial owner of all shares owned by Copley.

(5)      Includes options for 1,667 shares exercisable on February 14, 2000.

(6) Includes options for 1,667 shares exercisable on February 14, 2000 also includes preferred stock owned convertible into 2,500 shares of common stock.

(7) Includes options for 1,250 shares exercisable on March 18, 1999, options for 625 shares exercisable on December 9, 1999, options for 1,250 shares exercisable on January 27, 2000, and options for 625 shares exercisable March 1, 2000. Also includes preferred stock owned convertible into 500 shares of common stock.

Item 13.    Certain Relationships and Related Transactions

      See Items 10 through 12 and Footnote 6 to the Financial Statements.

                                     PART IV

Item 14.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   (1) Financial Statements
                    Information required by subsection of item is presented in index to Financial Statements on page 22.
            (2) Exhibits
                  (3) (i)  Articles of Incorporation*
                  (3) (ii) By-Laws*
                  (23) (i) Financial Data Schedule (for EDGAR purposes only)
                  (23) (ii) Consent of Ernst & Young, LLP

(b)   Reports on Form 8-K.  The  Corporation  did not file any reports on Form
            8-K during the last quarter of 1999.



------------------------------------------------------------------------------

* Incorporated by reference to the Corporation's Form N-2, as amended, filed July 31, 1992.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FRANKLIN CAPITAL CORPORATION

Date: March 20, 2000                By:   /s/
                                          -----------------------------
                                          Stephen L. Brown
                                          Chairman & Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

Signatures                          Title                   Date
----------                          -----                   ----

/s/                                Chairman &               March 20, 2000
--------------------------         Chief Executive Officer
Stephen L. Brown


/s/                                Senior Vice President &  March 20, 2000
--------------------------          Secretary
Spencer L. Brown


/s/                                Chief Financial Officer  March 20, 2000
--------------------------
Hiram M. Lazar


/s/                                Director                 March 20, 2000
--------------------------
Miles L. Berger


/s/                                Director                 March 20, 2000
--------------------------
Irving Levine


/s/                                Director                 March 20, 2000
--------------------------
Jonathan A. Marshall

/s/                                Director                 March 20, 2000
--------------------------
Michael P. Rolnick

                          FRANKLIN CAPITAL CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of Franklin Capital Corporation are filed herewith and included in response to Item 8.

                                                                            Page

    Report of Ernst & Young, LLP..........................................    23

    Report of Arthur Andersen, LLP........................................    24

    Balance Sheets as of
          December 31, 1999 and 1998......................................    25

    Statements of Operations for the years
          ended December 31, 1999, 1998 and 1997...........................   26

    Statements of Cash Flows for the years
          ended December 31, 1999, 1998 and 1997...........................   27

    Statements of Changes in Net Assets for the years
          ended December 31, 1999, 1998 and 1997...........................   28

    Financial Highlights for the years ended December 31,
          1999, 1998, 1997, 1996 and 1995..................................   29

    Portfolio of Investments as of
          December 31, 1999................................................   30

    Notes to Financial Statements..........................................31-39



The schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors


To the Stockholders and Board of Directors of Franklin Capital Corporation



We have audited the accompanying balance sheets of Franklin Capital Corporation as of December 31, 1999 and 1998, including the portfolio of investments as of December 31, 1999 and the related statements of operations, cash flows and changes in net assets and the financial highlights for the years ended. These financial statements and financial highlights are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement and financial highlights. Our procedures included the confirmation of securities with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Franklin Capital Corporation at December 31, 1999 and 1998, the results of its operations, cash flows and changes in net assets and the financial highlights for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                             ERNST & YOUNG LLP


New York, New York
February 17, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of The Franklin Capital Corporation:

We have audited the accompanying statements of operations, cash flows and changes in net assets of The Franklin Capital Corporation (formerly, The Franklin Holding Corporation [Delaware]) (a Delaware corporation) for the year ended December 31, 1997, and the financial highlights for the three years ended December 31, 1997. These financial statements and financial highlights are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

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

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the results of its operations, cash flows and changes in net assets of The Franklin Holding Corporation (Delaware) for the year ended December 31, 1997, and the financial highlights for the three years ended December 31, 1997 in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP



New York, New York
March 24, 1998


                                            FRANKLIN CAPITAL CORPORATION
==================================================================================================================


Balance Sheets

------------------------------------------------------------------------------------------------------------------


December 31,                                                                             1999               1998
------------------------------------------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market value (cost: December 31,
    1999 - $109,784; December 31, 1998 - $412,048)  (Note 2)                            $891,462         $699,704
Investments, at fair value (cost: December 31,1999 - $2,861,563;
    December 31, 1998 - $3,063,181)  (Note 2)
         eMattress.com                                                                   100,000                -
         Avery Communications, Inc.                                                    3,471,880        3,380,013
         Other investments                                                             3,596,040        1,045,589
                                                                                      ----------       ----------
                                                                                       7,167,920        4,425,602

Cash and cash equivalents (Note 2)                                                       571,341        1,100,373
Receivable from disposal of investments                                                  231,308                -
Accrued interest and accounts receivable (Note 6)                                         15,976          179,179
Other assets                                                                             117,958          143,838
                                                                                        --------          -------

TOTAL ASSETS                                                                          $8,995,965       $6,548,696
                                                                                      ==========       ==========

------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued liabilities                                                $204,583         $233,143
Deferred taxes payable                                                                   351,000               -
                                                                                        --------   --------------

TOTAL LIABILITIES                                                                        555,583          233,143
                                                                                        --------         --------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Common stock, $1 par value: 5,000,000 shares authorized;
    (2,000,000 shares authorized at December 31, 1998)
    1,003,986 shares issued:730,588 and 750,686 shares outstanding
    at December 31,1999 and 1998, respectively  (Note 7)                               1,003,986        1,003,986
Preferred stock, $1 par value: 5,000,000 shares authorized; 0 issued                           -                -
Paid-in capital                                                                        8,998,051        8,997,877
Unrealized appreciation of investments,
    net of deferred income taxes  (Notes 2 and 3)                                      4,737,035        1,650,077
Accumulated deficit                                                                   (4,030,368)      (3,169,229)
                                                                                      -----------      -----------

                                                                                      10,708,704        8,482,711
Deduct:273,398 and 253,300 shares of common stock held in treasury,
    at cost, at December 31, 1999 and 1998, respectively  (Note 4)                    (2,268,322)      (2,167,158)
                                                                                     -----------      -----------

Net assets, equivalent to $11.55 (diluted $11.33) per share at
      December 31, 1999 and $8.41 per share at December 31, 1998                       8,440,382        6,315,553
                                                                                      ----------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $8,995,965       $6,548,696
                                                                                     ===========       ==========

------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION


=================================================================================================================================

 Statements of Operations

---------------------------------------------------------------------------------------------------------------------------------


For the Year Ended December 31,                                                      1999              1998               1997
                                                                         --------------------------------------------------------

INVESTMENT INCOME
    Interest on short term investments and money market accounts                    $30,382           $34,128            $49,112
    Dividend income                                                                  42,000                 -              1,996
    Income from controlled affiliates  (Note 6)                                           -           229,195            257,258
    Interest on loans and debt securities                                                 -                 -            176,728
    Other Income                                                                          -                 -             11,927
                                                                                -----------   ---------------    ---------------

                                                                                     72,382           263,323            497,021
                                                                                    -------          --------            -------

EXPENSES

    Salaries and employee benefits  (Note 7)                                        870,820           882,168            923,080
    Professional fees                                                               330,382           223,106            169,928
    Appraisal fees                                                                   20,616             3,087             25,000
    Investment banking fee                                                                -                 -             13,997
    Rent  (Note 5)                                                                   83,905            99,912             97,607
    Insurance                                                                        41,301            43,201             43,748
    Directors' fees                                                                  48,850            54,539            121,809
    Taxes other than income taxes                                                    28,980            49,919             43,259
    Newswire and promotion                                                            4,424            12,774              7,826
    Depreciation and amortization                                                    22,402            28,428             38,301
    General and administrative                                                      170,100           223,274            266,287
    Professional fees related to conversion to
          Business Development Corporation                                                -                 -            114,991
    Professional fees and expenses related to litigation                                  -                 -            535,017
                                                                                -----------   ---------------    ---------------

                                                                                  1,621,780         1,620,408          2,400,850
                                                                                 ----------        ----------         ---------

Net investment loss from operations                                              (1,549,398)       (1,357,085)        (1,903,829)

Net realized gain on portfolio of investments (Note 10)                             688,259         1,628,004          3,105,165
                                                                                   --------        ----------         ---------

Net realized (loss) income                                                         (861,139)          270,919          1,201,336

Increase (decrease) in unrealized appreciation of investments,
 net of deferred income taxes (Note 10)                                           3,086,958        (1,015,091)        (1,130,879)
                                                                                 ----------        -----------        -----------

Net increase (decrease) in net assets from operations                            $2,225,819         ($744,172)           $70,457
                                                                                ===========         ==========           =======

Basic net increase (decrease) in net assets from operations
  per common share (Note 8)                                                           $2.97            ($0.94)             $0.09
                                                                                     ======            =======             =====

Diluted net increase (decrease) in net assets from operations
  per common share (Note 8)                                                           $2.96            ($0.94)             $0.09
                                                                                     ======            =======             =====

---------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.


                                            FRANKLIN CAPITAL CORPORATION
===================================================================================================================

Statements of Cash Flows

-------------------------------------------------------------------------------------------------------------------

For the Year Ended December 31,                                           1999            1998            1997
-------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

  Net increase (decrease) in net assets from operations                 $2,225,819       ($744,172)        $70,457
  Adjustments to reconcile net increase (decrease) in net
    assets to net cash used in operating activities:
      Depreciation and amortization                                         22,402          28,428          38,301
      (Increase) decrease in unrealized appreciation of investments,
           net of deferred taxes                                        (3,086,958)      1,015,091       1,339,212
      Amortization of discount on note receivable from Avery                     -        (101,176)       (127,760)
      Net realized gain on portfolio of investments                       (688,259)     (1,628,004)     (3,105,165)

      Changes in operating assets and liabilities:

        (Increase) in receivable from disposal of investments             (231,308)              -               -
        (Increase) decrease in accrued interest and accounts receivable    163,203         150,869        (161,101)
        Decrease (increase) in other assets                                  5,880          (7,596)      1,173,580
        Decrease in accounts payable and accrued liabilities               (28,560)       (142,183)     (1,592,196)
                                                                           --------       ---------     -----------

          Total adjustments                                             (3,843,600)       (684,571)     (2,435,129)
                                                                        -----------       ---------     -----------

          Net cash used in operating activities                         (1,617,781)     (1,428,743)     (2,364,672)
                                                                        -----------     -----------     -----------

Cash flows from investing activities:

  Proceeds from sale of controlled affiliate                                     -       2,500,000               -
  Proceeds from sale of other investments                                  766,308       1,432,717         309,000
  Proceeds from sale of marketable investment securities                 2,483,077         217,481       7,296,186
  Cash consolidated from dissolved subsidiary                                    -               -       1,710,702
  Return of capital from investments                                        36,622               -         887,313
  Loan payments received from investments                                   66,667               -               -
  Purchases of investment in majority owned affiliate                     (375,000)              -               -
  Purchases of investments                                                (529,346)     (1,025,000)     (2,448,963)
  Purchases of marketable investment securities                         (1,247,440)       (661,575)     (2,749,730)
  Purchases of fixed assets                                                 (2,402)             -           (5,890)
                                                                        ----------      ----------       ---------

          Net cash provided by investing activities                      1,198,486       2,463,623       4,998,618
                                                                        ----------      ----------       ---------

Cash flows from financing activities:

  Distribution to stockholders charged to accumulated deficit                    -               -      (2,603,894)
  Purchase of treasury stock                                              (109,737)       (283,407)             -
                                                                        ----------      ----------       ---------

          Net cash used in financing activities                           (109,737)       (283,407)     (2,603,894)
                                                                          ---------       ---------     -----------

Net (decrease) increase in cash and cash equivalents                      (529,032)        751,473          30,052

Cash and cash equivalents at beginning of year                           1,100,373         348,900         318,848
                                                                        ----------        --------         -------

Cash and cash equivalents at end of year                                  $571,341      $1,100,373        $348,900
                                                                         =========     ===========        ========

-------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.


                                             FRANKLIN CAPITAL CORPORATION

====================================================================================================================


Statements of Changes in Net Assets

--------------------------------------------------------------------------------------------------------------------


For the Year Ended December 31,                                          1999             1998             1997
--------------------------------------------------------------------------------------------------------------------

Increase (decrease) in net assets from operations:
   Net investment loss                                                ($1,549,398)     ($1,357,085)     ($1,903,829)
   Net realized gain on portfolio of investments,
       net of current income taxes                                        688,259        1,628,004        3,313,498
   Increase (decrease) in unrealized appreciation of investments,
       net of deferred income taxes                                     3,086,958       (1,015,091)      (1,339,212)
                                                                       ----------       -----------      -----------

       Net increase (decrease) in net assets from operations            2,225,819         (744,172)          70,457

Distributions to stockholders charged to
       accumulated deficit and earnings                                         -                -       (2,603,894)

Capital stock transactions:
   Issuance of stock from treasury to majority owned affiliate, net         8,747                -               -
   Purchase of treasury stock                                            (109,737)        (283,407)              -
                                                                       ----------       -----------      -----------

       Total increase (decrease) in net assets                          2,124,829       (1,027,579)      (2,533,437)
                                                                       ----------       -----------      -----------


Net assets at beginning of year                                         6,315,553        7,343,132        9,876,569
                                                                       ----------       ----------        ---------


Net assets at end of year                                              $8,440,382       $6,315,553       $7,343,132
                                                                      ===========      ===========       ==========

--------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.



                                               FRANKLIN CAPITAL CORPORATION
===================================================================================================================================

Financial Highlights

-----------------------------------------------------------------------------------------------------------------------------------


For the Year Ended December 31,                                 1999           1998           1997           1996            1995
-----------------------------------------------------------------------------------------------------------------------------------
PER SHARE OPERATING PERFORMANCE (1):
Net asset value, beginning of period                           $8.41          $9.17         $12.33          $14.67         $15.40
                                                               ------         ------        -------         -------        ------

      Net investment loss                                      (2.07)         (1.71)         (2.37)          (1.93)         (1.43)
      Net gain on portfolio of
        investments (realized and unrealized) after taxes       5.03           0.77           2.46            0.45           1.46
                                                                -----          -----          -----           -----          ----

Total from investment operations                                2.96          (0.94)          0.09           (1.48)          0.03
                                                                -----          ------         -----           ------         ----

Less dividends and distributions:
      Distributions from accumulated
         deficit and earnings                                   0.00           0.00          (3.25)          (1.00)         (1.00)
                                                                -----          -----          ------          ------         ------

Total dividends and distributions                               0.00           0.00          (3.25)          (1.00)         (1.00)
                                                                -----          -----          ------          ------         ------

Treasury stock transactions                                     0.18           0.18           0.00            0.14           0.24
                                                                -----          -----          -----           -----          ----

Net asset value, end of period                                $11.55          $8.41          $9.17          $12.33         $14.67
                                                              =======         ======         ======         =======        ======

Market value per share, end of period                         $10.25          $5.25          $6.50          $10.13         $10.13
                                                              =======         ======         ======         =======        ======

TOTAL INVESTMENT RETURN:
Based on market value per share (%)                            95.24         (19.23)        (16.62)           9.64          35.45

RATIOS TO AVERAGE NET ASSETS:
Expenses (%)                                                   24.97          23.73          28.97           20.58          16.59
Net investment loss (%)                                       (23.86)        (19.88)        (22.97)         (13.29)        (11.17)

RATIOS/SUPPLEMENTAL DATA:
Net assets at end of period (000 omitted)                     $8,440         $6,316         $7,343          $9,877        $12,120
Portfolio turnover rate (%)                                       36             39             77               8             32

-----------------------------------------------------------------------------------------------------------------------------------

(1) Calculated based on weighted average number of shares outstanding during the period.


   The accompanying notes are an integral part of these financial highlights.


                                                    FRANKLIN CAPITAL CORPORATION

==============================================================================================================================

Portfolio of Investments

------------------------------------------------------------------------------------------------------------------------------

Marketable Investment Securities

------------------------------------------------------------------------------------------------------------------------------

                                                                                       Number of
                                                                                       Shares or                     Market
                                                                                       Principal                     Value
December 31, 1999                                                                      Amount ($)     Cost(1)        (Note 2)
------------------------------------------------------------------------------------------------------------------------------

Communication Intelligence Corp. - common stock.................................        100,000        $42,125       $825,000
New Medial Spark - common stock.................................................          8,000         22,477         21,280
Certificate of Deposit - 4.5%, due 05/04/2000...................................                        45,182         45,182
                                                                                                        ------         ------

     Total Marketable Investment Securities (11.1% of total
       investments and 10.6% of net assets).....................................                      $109,784       $891,462
                                                                                                      ========       ========

------------------------------------------------------------------------------------------------------------------------------
Investments, at Fair Value
------------------------------------------------------------------------------------------------------------------------------


                                                                                     Number of
                                                                                     Shares or                   Directors'
                                                                           Equity    Principal                   Valuation
December 31, 1999                                       Investment        Interest  Amount ($)     Cost(1)        (Note 2)
------------------------------------------------------------------------------------------------------------------------------
Majority Owned Affiliate

  eMattress.com (1.2% of total
    investments and 1.2% of net assets)..............   Common stock       87.19%         1,157       $383,748       $100,000
    (equity in net loss for 1999 was
     approximately $350,000)

Affiliate

  Avery Communications Inc..........................    Common stock                  1,385,940     $1,486,088
   (Telecommunications)

  Avery Communications Inc..........................  Convertible preferred
   (Telecommunications)                                 stock - Series E;
                                                      12.0% dividend rate(2)            350,000        350,000
                                                                                                      --------

Total Avery Communications (43.1% of total
  investments and 41.1% of net assets)..............                        9.32%                    1,836,088      3,471,880
                                                                    (fully diluted basis)

Other Investments

  Go America Inc....................................  Common stock                       52,386        374,740
   (Internet software)

  Go America Inc....................................  Convertible Preferred Stock           125        125,000
                                                                                                      --------
   (Internet software)

Total Go America Inc. (Note 11)
  (31.0% of total investments and 29.6% of net assets)                      1.39%                      499,740      2,502,191


  CIC Standby Ventures, L.P.(12.6% of total
   investments and 12.1% of net assets)               Limited partnership   1.80%           N/A         66,987      1,018,849
   (Computer handwriting systems)                        Interest

  Trading News, Inc. (0.9% of total investments       Convertible Preferred
   and 0.9% of net assets)..........................      Stock             2.14%       249,999         75,000         75,000
                                                                                                       -------        -------
   (Investment information provider)

Total Other Investments........................................................................        641,727      3,596,040
                                                                                                      --------     ----------

     Total Investments, at Fair Value..........................................................     $2,861,563     $7,167,920
                                                                                                   ===========     ==========

------------------------------------------------------------------------------------------------------------------------------

   (1) Book cost equals tax cost for all investments
   (2) Income producing security

   The accompanying notes are an integral part of these financial statements.

Franklin Capital Corporation
Notes to Financial Statements
December 31, 1999

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

The Corporation paid no interest during the years ended December 31, 1999 and 1998, and paid income taxes of $2,000 during the year ended December 31, 1999.

On January 25, 1999, the Corporation issued 20,046 shares of treasury stock valued at $175,000, the Net Asset Value ("NAV") on the date of the transaction, as part of an investment in a controlled affiliate. On September 30, 1999, 19,044 of these shares valued at $166,252, were canceled and placed back into treasury. (See Note 6 - Transactions with Affiliates.)

Effective July 2, 1997, a wholly owned subsidiary of Franklin, Excelsior Communications Corp., was dissolved and the assets and operations were consolidated with Franklin.

At December 31, 1999 the Corporation held cash and cash equivalents primarily in money market funds at two commercial banking institutions.

Franklin Capital Corporation
Notes to Financial Statements (continued)

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

Franklin accounts for income taxes in accordance with the provision of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The significant components of deferred tax assets and liabilities are principally related to the Corporation's net operating loss carryforward and its unrealized appreciation of investments.

Depreciation and Amortization

Depreciation is recorded using the straight-line method at rates based upon estimated useful lives for the respective assets. Leasehold Improvements are included in other assets and are amortized over their useful lives or the remaining life of the lease, whichever is shorter.

Net Increase (Decrease) in Net Assets Per Common Share

Basic and diluted net increase (decrease) in net assets per common share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 108, "Earnings per Share". See Note 7 for discussion of Stock Option Plans.

Franklin Capital Corporation
Notes to Financial Statements (continued)

3.  INCOME TAXES

At December 31, 1999, Franklin had net operating loss carryforwards for income tax purposes of approximately $4,115,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $1,481,000.

For the years ended December 31, 1999, 1998 and 1997, Franklin's tax (provision) benefit was based on the following:


                                                                         1999                1998                     1997
                                                                      ---------            ----------              ----------
Net investment loss from operations.............................   $  (1,549,398)      $  (1,357,085)            $ (1,903,829)
Net realized gain on portfolio of investments...................         688,259           1,628,004                3,105,165
Increase (decrease) in unrealized appreciation..................       3,437,958          (1,015,091)              (1,339,212)
                                                                       ----------          ----------              -----------
     Pre-tax book income (loss).................................   $   2,576,819       $    (744,172)            $   (137,876)
                                                                   ==============      ==============            ============

                                                                         1999                1998                     1997
                                                                      ---------            ----------              ----------
Tax (provision) benefit at 34% on $2,576,819, $(744,172),
and $(137,876)  respectively....................................   $    (876,000)      $     253,000             $     46,878
State and local, net of Federal benefit.........................        ( 49,000)                 -                   (14,100)
Book losses for which no benefit is provided....................        ( 10,000)           (253,000)                 (46,878)
Change in valuation allowance...................................         584,000                -                        -
Adjustment to deferred taxes provided in prior periods..........           -                    -                     222,433
                                                                 ----------------        ------------            -------------
                                                                   $    (351,000)      $        -                $    208,333
                                                                   ==============      ==============            ============

The components of the tax benefit (provision) are as follows:

                                                                         1999                1998                    1997
                                                                      ---------           ----------              ----------
Current state and local tax
  provision.....................................................   $        -                   -                $    (14,100)
Deferred tax expense............................................        (351,000)               -                        -
Adjustment to Federal, state and local taxes
   provided in prior periods....................................            -                   -                     222,433
                                                                 ----------------        ------------            -------------
(Provision) benefit for income taxes............................   $    (351,000)      $        -                $    208,333
                                                                   ==============      ==============            ============


Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At December 31, 1999 and December 31, 1998, significant deferred tax assets and liabilities consist of:


                                                                                                  Asset (Liability)
                                                                                          --------------------------------
                                                                                          December 31,        December 31,
                                                                                             1999                1998
                                                                                          ------------        -------------

Deferred Federal and state benefit from net operating

  loss carryforward.............................................................        $  1,481,000         $    1,178,000
Deferred Federal and state provision on unrealized
  appreciation of investments...................................................          (1,832,000)              (594,000)
Valuation allowance.............................................................               -                   (584,000)
                                                                                        ------------         ---------------
  Deferred taxes................................................................        $(   351,000)        $           -
                                                                                        =============        ===============

Franklin Capital Corporation
Notes to Financial Statements (continued)


4.  STOCKHOLDERS' EQUITY

The Accumulated Deficit at December 31, 1999 consists of accumulated net realized gains of $3,543,000 and accumulated investment losses of $7,574,000.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 350,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of December 31, 1998 the Corporation had purchased 263,300 shares of its common stock of which 253,300 remained in treasury. During the year ended December 31, 1999, the Corporation purchased 21,100 shares of its common stock at a total cost of $109,737. The Corporation issued 20,046 shares of stock from treasury pursuant to an investment made by Franklin on January 25, 1999. On September 30, 1999, 19,044 of these shares were canceled and placed back into Treasury. (See Note 6 - Transactions with Affiliates) To date, Franklin has repurchased 284,400 shares of its common stock of which 273,398 shares remain in treasury at December 31, 1999.

5.  COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease, which provides for annual minimum rental payments as follows:

December 31,

2000....................................................   $149,600
2001....................................................    149,600
2002....................................................    149,600
2003....................................................    149,600
                                                          ---------
                                                         $  598,400
                                                         ==========

Rent expense for the years ended December 31, 1999, 1998 and 1997 was $83,905, $99,912 and $97,607 respectively. For the years ended December 31, 1999 and 1998, the Corporation collected rents of $58,032 and $43,542, respectively, from subtenants under month to month leases, for a portion of its existing office space which is reflected as a reduction in rent expense for that period. Of the amount collected from subtenants during the year ended December 31, 1999, $10,812 was received from a partnership in which two officers of Franklin have a non-controlling interest, and $25,000 was received from a corporation included in Franklin's investment portfolio on December 31, 1999.

In 1997 the Corporation reached settlements on certain legal actions filed against the Corporation. Pursuant to the terms of the settlement, the Board of Directors declared on July 18, 1997, a $3.25 special distribution to stockholders of record as of July 28, 1997 and the Corporation paid legal fees of $75,000 to plaintiffs counsel.

6. TRANSACTIONS WITH AFFILIATES

In January 1999, Franklin formed eCom Capital Corporation ("eCom"), a wholly owned subsidiary of Franklin, for the purposes of investing in Internet related ventures. On January 25, 1999, eCom invested a total of $387,500 in eMattress.com Inc. ("eMattress"), consisting of $175,000 worth of Franklin common stock (20,046 shares from treasury stock valued at the Net Asset Value on the date of the transaction) and

Franklin Capital Corporation
Notes to Financial Statements (continued)

$212,500 in cash. Franklin received preferred stock convertible into a 50% equity interest in eMattress. Two officers of Franklin were elected to serve on the five member eMattress Board of Directors.

In August 1999, Franklin invested an additional $87,500 in eCom. Pursuant to this transaction, eMattress was merged into eCom and 19,044 shares of Franklin common stock were returned to Franklin's treasury. The surviving entity, eMattress.com is a Delaware corporation. In November 1999, Franklin invested an additional $75,000 into eMattress and as a result of this transaction, on December 31, 1999, Franklin owned 87.2% of eMattress. Unrealized gains are net of unrealized losses related to eMattress of $283,748.

In August 1995, Franklin made an initial investment of $350,000 in Avery Communications Inc. ("Avery Communications"), a holding company in the telecommunications industry. This investment consisted of a one year 12% note with warrants and a conversion option. Subsequently, Franklin exercised its warrants to purchase 158,333 shares of Avery Communications common stock at $0.10 per share and the note was converted to 350,000 shares of Series B preferred stock which earn dividends of 12% per annum payable quarterly and are convertible to 350,000 shares of common stock. An additional 28,506 shares of common stock at a price of $1.00 per share were issued to Franklin at that time in lieu of accrued interest on the note.

On May 30, 1997, Franklin made an additional investment of $2,500,000 in Avery Communications. This investment partially consisted of a $1,000,000 note with a maturity of three years that earns interest at the rate of 10.0% per annum. The first year's interest payment of $100,000 was made at the time the loan was made. As additional consideration for this note, the Corporation received warrants to purchase 666,667 shares of Avery Communications common stock at $1.50 per share. These warrants expired five years from the date of issuance. The remainder of the investment, $1,500,000, purchased 7.5 equity units in Avery Communications. Each unit consists of 133,333 shares of common stock of Avery Communications and 200,000 shares of preferred Series D stock, which were convertible to 100,000 shares of common stock. The shares of preferred Series D stock earned a dividend of 10.0% per annum payable quarterly. The Series B preferred shares previously owned by Franklin were converted to Series E preferred stock with the same terms. This transaction, in conjunction with the investment in common and preferred stock of Avery Communications that the Corporation held previously, resulted in Franklin owning in excess of 25% of Avery Communications' outstanding voting stock on a primary basis. Additionally, three officers of Franklin were appointed to Avery Communications' six person Board of Directors and the Corporation's Chairman and Chief Executive Officer was appointed as the Vice Chairman of Avery Communications' Board of Directors.

On July 6, 1998, Franklin sold the 1,500,000 shares of Avery Communications preferred Series D stock and the $1,000,000 Avery note along with 280,000 warrants to purchase Avery Communications common stock for a total of $2,500,000 to the Thurston Group, Inc. The president of the Thurston Group is the current chairman of Avery Communications. Franklin realized a net gain of $935,297 as a result of this sale. In conjunction with this transaction, Franklin's representation on Avery Communication' Board of Directors was reduced from three directors to two.

On July 13, 1998, Franklin entered into a cashless exercise of its remaining warrants to purchase 386,667 shares of Avery Communications common stock at $1.50 per share realizing a net gain of $372,911 and a decrease in unrealized appreciation of a like amount. In return, Franklin received 196,503 shares of Avery Communications common stock.

Franklin Capital Corporation
Notes to Financial Statements (continued)

As a result of the July 6, 1998 transaction, Avery Communications is no longer a controlled affiliate of Franklin. At December 31, 1999, Franklin owned 9.32% of Avery Communications on a fully diluted basis, and 16.1% of Avery Communications on a primary basis.

Franklin's income from Avery was $118,431 and $129,500 in dividends and $110,764 and $127,758 in interest for the years ended December 31, 1998 and 1997, respectively. (Periods during which Avery was a controlled affiliate.) At December 31, 1998, $112,523 is included in "Accrued interest and accounts receivable" on the accompanying balance sheet for amounts due from Avery for dividends and reimbursable expenses.

7.    STOCK OPTION PLANS

On September 9, 1997, Franklin's stockholders approved two Stock Option Plans: a Stock Incentive Plan ("SIP") to be offered to the Corporation's consultants, officers and employees (including any officer or employee who is also a director of the Corporation) and a Non-Statutory Stock Option Plan ("SOP") to be offered to the Corporation's "outside" directors, i.e., those directors who are not also officers or employees of Franklin. 75,000 shares of the Corporation's Common Stock have been reserved for issuance under these plans, of which 45,000 shares have been reserved for the SIP and 30,000 shares have been reserved for the SOP. Shares subject to options that terminate or expire prior to exercise will be available for future grants under the Plans.

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

The SOP is also administered by the Board of Directors. Only non-ISOs can be granted under the SOP. Because the issuance of options to "outside" directors is not permitted under the Act without an exemptive order by the Commission, the issuance of options under the SOP is conditioned upon the granting of such order. The order was granted by the Commission and on February 14, 2000, 20,000 options were granted under the SOP to four eligible "outside" directors. The strike price of the options was $17.25 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date.

On January 27, 1998, 45,000 options were granted to three eligible officers of the Corporation under the SIP. The strike price of the options was $7.00 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. One-third of the options granted vested immediately; another one-third vested one year from the date of issuance; and the final one-third vested two years after the date of issuance. The options expire after ten years. On December 31, 1998, one of the eligible officers resigned from the Corporation and forfeited 10,000 options upon resignation and an additional 5,000 options three months after resignation. 10,000 of these options were reissued on March 18, 1999 to three eligible officers of the Corporation at a strike price of $5.75 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. These options will expire as originally issued. One-half of the reissued options vested immediately, and one-half

Franklin Capital Corporation
Notes to Financial Statements (continued)

will vest on January 27, 2000. 3,750 of the remaining forfeited options were reissued on December 9, 1999 to three eligible officers of the Corporation at a strike price of $9.00 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. These options will expire as originally issued. One-half of the reissued options vested immediately, and one-half will vest on December 9, 2000. 1,250 of the forfeited options have not been reissued.

Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Proforma information determined consistent with the fair value method required by FASB Statement No. 123, is as follows:

Net realized income (loss):            December 31, 1999       December 31, 1998
                                       -----------------       -----------------
As reported                               $(861,139)              $270,919
Pro forma                                 $(890,049)              $219,444

Net increase (decrease) in net assets per common share:
As reported                               $   2.97                ($0.94)
Pro forma - Basic                         $   2.93                ($1.00)
Pro forma - Diluted                       $   2.93                ($1.00)

Net Asset Value per share:
As reported                               $  11.55                 $8.41
Pro forma - Basic                         $  11.44                 $8.34
Pro forma - Diluted                       $  11.22                 $8.34

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                    December 31, 1999       December 31, 1998
                                    -----------------       -----------------
            Stock volatility                    30.6%                   30.0%
            Risk-free interest rate              5.5%                    5.5%
            Option term in years                   4                       4
            Stock dividend yield                  -                        -

The following is a summary of the status of the Stock Option Plans during the years ended:

                                    December 31, 1999       December 31, 1998
                                    -----------------       -----------------

                                        Weighted                    Weighted
                                         Average                    Average
                                        Exercise                    Exercise
                             Shares      Price       Shares          Price
                             ------     --------      ------        ---------
Outstanding at beginning of
  period                       35,000     $7.00         -               -
Granted                        13,750     $6.64       45,000          $7.00
Exercised                          -          -         -               -
Forfeited                       5,000     $7.00       10,000          $7.00
Expired                            -          -         -               -

Franklin Capital Corporation
Notes to Financial Statements (continued)


Outstanding at end of          43,750     $6.89       35,000          $7.00
                               ======                 ======
Exercisable at end of period   26,875     $6.91       15,000          $7.00
                               ======                 ======
Weighted average fair
 value of options granted       $2.37                 $2.13

The exercise price for the options issued on January 27, 1998 is $7.00 with a remaining contractual life of 8 years. The exercise price for the options issued on March 18, 1999 is $5.75 with a remaining contractual life of 8 years. The exercise price for the options issued on December 9, 1999 is $9.00 with a remaining contractual life of 8 years.

8.    NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                    December 31,
                                          ------------------------------
                                              1999        1998      1997
                                          ------------------------------
Numerator:
      Net increase (decrease) in net
      assets from operations               $2,225,819  ($744,172)  $70,457
                                           ==========  ==========  =======

Denominator:
      Denominator for basic increase
      (decrease) in net assets from
      operations - weighted -
      average shares                          749,827    792,572   801,198

Effect of dilutive securities:
      Employee stock options -
      weighted - average shares                 1,175       -         -
                                                -----    -------  --------

      Denominator for diluted
      increase (decrease) in net
      assets from operations -
      adjusted weighted - average
      shares and assumed conversions          751,002    792,572   801,198
                                           ==========  ==========  =======

Basic net increase (decrease) in net
     assets from operations per share           $2.97     ($0.94)    $0.09
                                           ==========  ==========  =======

Diluted net increase (decrease) in net
      assets from operations per share          $2.96     ($0.94)    $0.09
                                           ==========  ==========  =======

9.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, including the issuance of treasury stock for December 31, 1999, and the cashless exercise of the Avery warrants for December 31, 1998, as

Franklin Capital Corporation
Notes to Financial Statements (continued)

discussed in Note 6 and excluding short term investments, aggregated $2,158,804 and $3,352,674 respectively, for the year ended December 31, 1999; $4,730,199 and $2,365,820 respectively, for the year ended December 31, 1998 and $5,198,693 and $8,492,499 respectively, for the year ended December 31, 1997.

10. NET REALIZED GAIN ON PORTFOLIO OF INVESTMENTS AND INCREASE (DECREASE) IN UNREALIZED APPRECIATION OF INVESTMENTS, NET OF DEFERRED INCOME TAXES

                                          December 31, 1999   December 31, 1998
                                          -----------------   ------------------

Net realized gains on portfolio of investments:

      Investment securities

                  Affiliated                            -         $1,308,208
                  Unaffiliated                   $   559,337      (   81,008)
                                                 -----------      -----------
      Total investment securities                    559,337       1,227,200

      Other than investment securities               128,922         400,884
                                                     -------         -------

Total net realized gains on portfolio of
  investments                                    $   688,259      $1,628,004
                                                 ===========      ==========

Increase (decrease) in unrealized appreciation of investments, net of deferred income taxes:

      Investment securities                      $ 2,593,543     ( $ 752,715)

      Other than investment securities               844,415     (   262,376)
                                                 -----------     -----------

      Increase (decrease) in unrealized
       appreciation of Investments                 3,437,958     ( 1,015,091)
                                                   ---------     -----------

      Deferred income taxes                          351,000           -
                                                     -------     -----------

Increase (decrease) in unrealized appreciation
   of investments, net of deferred income taxes  $ 3,086,958     ($1,015,091)
                                                 ===========    ============

11.  SUBSEQUENT EVENT

On January 17, 2000, Go America Corporation executed a binding stock purchase agreement, the "Agreement", with an external investment group for a strategic investment to be made in Go America Corporation. The percentage owned and the value of Go America Corporation as shown on the Portfolio of Investments on December 31, 1999, takes into consideration the strategic investment in Go America Corporation by the investment group. Subsequent to this transaction, Go America Corporation filed form S-1 with the Securities and Exchange Commission for an initial public offering of its common shares and split its common shares eight for one.