Form 10-Q
period 2000-03-31
FRANKLIN CAPITAL CORP
filed 2000-05-15
CIK 812301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934
(Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

      For the Quarterly period ended March 31, 2000

                                            or

      [ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the transition period from ________________ to ___________________.

Commission File No. 1-9727

                          Franklin Capital Corporation
               ---------------------------------------------------
               (Exact name of registrant specified in its charter)

         Delaware                                        13-3419202
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

450 Park Avenue, 10th Floor, New York, New York                    10022
-----------------------------------------------                  ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code       (212) 486-2323
                                                         --------------

         Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, $1.00 par value
         Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 28, 2000 was $8,814,509 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock outstanding as of April 28, 2000 was 718,488.

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

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Balance Sheets

--------------------------------------------------------------------------------------------------------------------------------
                                                                                         March 31,             December 31,
                                                                                           2000                    1999
                                                                                        (unaudited)
--------------------------------------------------------------------------------------------------------------------------------
ASSETS

Marketable investment securities, at market value (cost: March 31,
    2000 - $134,647; December 31, 1999 - $109,784)  (Note 2)                               $793,747               $891,462
Investments, at fair value (cost: March 31, 2000 - $2,881,315;
    December 31, 1999 - $2,861,563)  (Note 2)
         eMattress.com                                                                      100,000                100,000
         Avery Communications, Inc.                                                       5,863,654              3,471,880
         Other investments                                                                2,760,316              3,596,040
                                                                                        -----------             ----------
                                                                                          8,723,970              7,167,920
                                                                                        -----------             ----------

Cash and cash equivalents (Note 2)                                                        2,434,778                571,341
Receivable from disposal of investments                                                      60,917                231,308
Accrued interest and accounts receivable                                                     61,870                 15,976
Other assets                                                                                133,944                117,958
                                                                                        -----------             ----------

TOTAL ASSETS                                                                            $12,209,226             $8,995,965
                                                                                        ===========             ==========

--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued liabilities                                                    $81,395               $204,583
Deferred taxes payable                                                                      956,000                351,000
                                                                                        -----------             ----------

TOTAL LIABILITIES                                                                         1,037,395                555,583
                                                                                        -----------             ----------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Common stock, $1 par value: 5,000,000 shares authorized;
    1,003,986 shares issued:730,588 shares outstanding at March 31,
    2000 and December 31,1999 (Note 7)                                                    1,003,986              1,003,986
Convertible preferred stock, $1 par value, cumulative 7% dividend:
    5,000,000 shares authorized; 16,450 issued and outstanding at March 31,
    2000, 0 issued and outstanding at December 31, 1999
    (Liquidation preference $1,645,000) (Note 4)                                             16,450                      -
Paid-in capital - common stock                                                            8,998,051              8,998,051
                  preferred stock                                                         1,628,550                      -
Unrealized appreciation of investments,
    net of deferred income taxes  (Notes 2 and 3)                                         5,545,755              4,737,035
Accumulated deficit                                                                      (3,752,639)            (4,030,368)
                                                                                        -----------             ----------

                                                                                         13,440,153             10,708,704
Deduct:273,398 shares of common stock held in treasury, at cost,
    at March 31, 2000 and December 31, 1999 (Note 4)                                     (2,268,322)            (2,268,322)
                                                                                        -----------             ----------

Net assets, equivalent to $15.29 (diluted $13.02) per share at
    March 31, 2000 and $11.55 (diluted $11.33) at December 31, 1999                      11,171,831              8,440,382
                                                                                        -----------             ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $12,209,226             $8,995,965
                                                                                        ===========             ==========

--------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Statements of Operations
(unaudited)
--------------------------------------------------------------------------------------------------------------------------------

For the Three Months Ended March 31,                                                      2000                   1999
--------------------------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME
    Dividend income                                                                         $10,500                $10,500
    Interest income                                                                          11,844                  8,580
                                                                                         ----------               --------

                                                                                             22,344                 19,080
                                                                                         ----------               --------

EXPENSES
    Salaries and employee benefits (Note 7)                                                 191,979                196,060
    Professional fees                                                                       117,851                 54,500
    Appraisal fees                                                                                -                 10,000
    Rent  (Note 5)                                                                           20,484                 19,869
    Insurance                                                                                10,440                 10,106
    Directors' fees                                                                          13,875                 12,000
    Taxes other than income taxes                                                            17,645                 15,898
    Newswire and promotion                                                                    1,500                  2,500
    Depreciation and amortization                                                             5,221                  5,600
    General and administrative                                                               66,111                 37,907
                                                                                         ----------               --------

                                                                                            445,106                364,442
                                                                                         ----------               --------

Net investment loss from operations                                                        (422,762)              (345,362)

Net realized gain on portfolio of investments:
     Investment securities:
          Affiliated                                                                        121,696                      -
          Unaffiliated                                                                      606,448                232,095
                                                                                         ----------               --------
     Total investment securities                                                            728,144                232,095

     Other than investment securities                                                         3,617               (111,392)
                                                                                         ----------               --------

Net realized gain on portfolio of investments                                               731,761                120,703
                                                                                         ----------               --------

Provision for current income taxes                                                           19,000                      -
                                                                                         ----------               --------

Net realized income (loss)                                                                  289,999               (224,659)

Increase (decrease) in unrealized appreciation of investments, net of deferred income taxes:
     Investment securities:
          Affiliated                                                                      2,488,160                      -
          Unaffiliated                                                                     (122,578)               546,281
                                                                                         ----------               --------
     Total investment securities                                                          2,365,582                546,281

     Other than investment securities                                                      (951,862)               273,709
                                                                                         ----------               --------

     Deferred income taxes                                                                  605,000                      -
                                                                                         ----------               --------

Increase in unrealized appreciation of investments, net
    of deferred income taxes                                                                808,720                819,990
                                                                                         ----------               --------

Net increase in net assets from operations                                               $1,098,719               $595,331
                                                                                         ----------               --------

Preferred dividends                                                                          12,270                      -
                                                                                         ----------               --------

Net increase in net assets attributable to common stockholders                           $1,086,449               $595,331
                                                                                         ----------               --------

Basic net increase in net assets from operations
  per common share (Note 8)                                                                   $1.49                  $0.78
                                                                                         ----------               --------

Diluted net increase in net assets from operations
  per common share (Note 8)                                                                   $1.39                  $0.78
                                                                                         ----------               --------

--------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Statements of Cash Flows
(unaudited)
--------------------------------------------------------------------------------------------------------------------------------

For the Three Months Ended March 31,                                                       2000                    1999
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net increase in net assets from operations                                             $1,098,719               $595,331
  Adjustments to reconcile net increase in net assets to net cash used in operating activities:
      Depreciation and amortization                                                           5,221                  5,600
      Increase in unrealized appreciation of investments, net of deferred
           income tax expense                                                              (808,720)              (819,990)
      Net realized gain on portfolio of investments, net of current income taxes           (712,761)              (120,703)

      Changes in operating assets and liabilities:
        Decrease in receivable from disposal of investments                                 170,391                      -
        (Increase) decrease in accrued interest and accounts receivable                     (45,894)                71,018
        Increase in other assets                                                            (21,207)               (28,781)
        Decrease in accounts payable and accrued liabilities                               (142,191)               (59,395)
                                                                                         ----------               --------

          Total adjustments                                                              (1,555,161)              (952,250)
                                                                                         ----------               --------

          Net cash used in operating activities                                            (456,442)              (356,920)
                                                                                         ----------               --------

Cash flows from investing activities:
  Proceeds from sale of affiliate                                                           218,081                      -
  Proceeds from sale of other investments                                                     3,617                      -
  Proceeds from sale of marketable investment securities                                    672,567                629,329
  Purchases of investment in majority owned affiliate                                             -               (212,500)
  Purchases of investments                                                                 (183,125)                     -
  Purchases of marketable investment securities                                             (23,991)              (157,038)
                                                                                         ----------               --------

          Net cash provided by investing activities                                         687,149                259,791
                                                                                         ----------               --------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                               1,645,000                      -
  Payment of preferred dividends                                                            (12,270)                     -
  Purchase of treasury stock                                                                      -                (53,390)
                                                                                         ----------               --------

          Net cash provided by (used in) financing activities                             1,632,730                (53,390)
                                                                                         ----------               --------

Net increase (decrease) in cash and cash equivalents                                      1,863,437               (150,519)

Cash and cash equivalents at beginning of period                                            571,341              1,100,373
                                                                                         ----------               --------

Cash and cash equivalents at end of period                                               $2,434,778               $949,854
                                                                                         ==========               ========

--------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Statements of Changes in Net Assets
(unaudited)
--------------------------------------------------------------------------------------------------------------------------------

For the Three Months Ended March 31,                                                     2000                      1999
--------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net assets from operations:
   Net investment loss                                                                    ($422,762)             ($345,362)
   Net realized gain on portfolio of investments,
       net of current income taxes                                                          712,761                120,703
   Increase in unrealized appreciation of investments,
       net of deferred income taxes                                                         808,720                819,990
                                                                                        -----------             ----------

       Net increase in net assets from operations                                         1,098,719                595,331

Capital stock transactions:
   Issuance of preferred stock                                                            1,645,000                      -
   Payment of dividends on preferred stock                                                  (12,270)                     -
   Issuance of stock from treasury to majority owned affiliate, net                               -                175,000
   Purchase of treasury stock                                                                     -                (53,390)
                                                                                        -----------             ----------

       Total increase in net assets                                                       2,731,449                716,941
                                                                                        -----------             ----------


Net assets at beginning of period                                                         8,440,382              6,315,553
                                                                                        -----------             ----------


Net assets at end of period                                                             $11,171,831             $7,032,494
                                                                                        ===========             ==========
-------------------------------------------------------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Portfolio of Investments
(unaudited)
--------------------------------------------------------------------------------------------------------------------------------

Marketable Investment Securities
--------------------------------------------------------------------------------------------------------------------------------
                                                                                Number of
                                                                                Shares or                       Market
                                                                                Principal                       Value
March 31, 2000                                                                  Amount ($)       Cost(1)       (Note 2)
--------------------------------------------------------------------------------------------------------------------------------
Communication Intelligence Corp. - common stock..................                 123,133       $66,988        $734,950
New Medial Spark - common stock..................................                   8,000        22,477          13,615
Certificate of Deposit - 4.5%, due 05/04/2000....................                                45,182          45,182
                                                                                             ----------      ----------

     Total Marketable Investment Securities
       (8.3% of total investments and 7.1% of net assets)........                              $134,647        $793,747
                                                                                             ==========      ==========

-----------------------------------------------------------------------------------------------------------------------------
Investments, at Fair Value
-----------------------------------------------------------------------------------------------------------------------------
                                                                                Number of
                                                                                Shares or                   Directors'
                                                                    Equity      Principal                   Valuation
March 31, 2000                                  Investment         Interest     Amount ($)     Cost(1)       (Note 2)
-----------------------------------------------------------------------------------------------------------------------------
Majority Owned Affiliate

  eMattress.com (1.1% of total
    investments and 0.9% of net
    assets).............................       Common stock          87.19%         1,157      $383,748        $100,000
    (equity in net loss for 3 month
    period ended March 31, 2000 was
    approximately $25,000)

Affiliate

  Avery Communications Inc..............       Common stock                     1,295,938    $1,389,702

  Avery Communications Inc..............   Convertible preferred
                                             stock - Series E;
                                           12.0% dividend rate(2)                 350,000       350,000
                                                                                             ----------

Total Avery Communications (61.6% of
  total investments and 52.5% of net
  assets)...............................                              8.83%                   1,739,702       5,863,654
    (Telecommunications)                                            (fully
                                                                   diluted
                                                                    basis)

Other Investments

  Go America Inc........................       Common stock                       419,088       374,740

  Go America Inc........................   Convertible Preferred                    1,000       125,000
                                                  Stock                                      ----------

Total Go America Inc. (Note 10)
  (26.3% of total investments and
  22.4% of net assets)..................                              1.39%                     499,740       2,502,191
    (Wireless internet service
      provider)



  TradingNews, Inc......................        Common stock                       72,000        13,125

  TradingNews, Inc......................   Convertible Preferred                  249,999        75,000
                                                  Stock

  TradingNews, Inc......................  Convertible Promissory                  170,000       170,000
                                                 Note 10%(2)                                 ----------

  Total Trading News, Inc.
    (2.7% of total investments and
    2.3% of net assets)..........................................     2.76%                     258,125         258,125
                                                                                             ----------      ----------
   (Investment information provider)

Total Other Investments..................................................................       757,865       2,760,316
                                                                                             ----------      ----------

    Total Investments, at Fair Value.....................................................    $2,881,315      $8,723,970
                                                                                             ==========      ==========
--------------------------------------------------------------------------------------------------------------------------

   (1) Book cost equals tax cost for all investments
   (2) Income producing security

   The accompanying notes are an integral part of these financial statements.

Franklin Capital Corporation
Notes to Financial Statements
March 31, 2000

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

The Corporation paid no interest during the three months ended March 31, 2000 and 1999, and paid income taxes of $2,000 during the three months ended March 31, 1999.

On January 25, 1999, the Corporation issued 20,046 shares of treasury stock valued at $175,000, the Net Asset Value ("NAV") on the date of the transaction, as part of an investment in a controlled affiliate. On September 30, 1999, 19,044 of these shares valued at $166,252, were canceled and placed back into treasury. (See Note 6 - Transactions with Affiliates.)

At March 31, 2000 the Corporation held cash and cash equivalents primarily in money market funds at two commercial banking institutions.

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

Franklin Capital Corporation
Notes to Financial Statements (continued)

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

Net Increase (Decrease) in Net Assets Per Common Share

Basic and diluted net increase (decrease) in net assets per common share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 108, "Earnings per Share". See Note 7 for discussion of Stock Options.

3.  INCOME TAXES

For the three months ended March 31, 2000 and 1999, Franklin's tax (provision) benefit was based on the following:

                                                         2000           1999
                                                         ----           ----
Net investment loss from operations................   $ (422,762)  $  (345,362)
Net realized gain on portfolio of investments......      731,761       120,703
Increase (decrease) in unrealized appreciation.....    1,413,720      (819,990)
                                                      ----------   -----------
  Pre-tax book income loss ........................   $1,722,719   $   595,331
                                                      ==========   ===========

Franklin Capital Corporation
Notes to Financial Statements (continued)

                                                                                    2000                1999
                                                                                ------------        -----------
Tax (provision) benefit at 34% on $1,722,719 and
  $595,331 respectively.....................................................    $    586,000        $   202,000

State and local, net of Federal benefit.....................................          34,000                  -
Income applied against net operating loss carryforward......................               -           (202,000)
Book losses for which no benefit is provided................................           4,000                  -
                                                                                ------------        -----------
Adjustment to deferred taxes provided in prior periods......................    $    624,000        $         -
                                                                                ============        ===========

The components of the tax provision are as follows:

                                                                                    2000               1999
                                                                                ------------        -----------
Current state and local tax provision.......................................    $     19,000        $         -
Deferred tax expense........................................................         605,000                  -
                                                                                ------------        -----------
Provision benefit for income taxes..........................................    $    624,000        $         -
                                                                                ============        ===========

Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At March 31, 2000 and December 31, 1999, significant deferred tax assets and liabilities consist of:

                                                                                       Asset (Liability)
                                                                                 ------------------------------
                                                                                  March 31,        December 31,
                                                                                     2000               1999
                                                                                 -----------       ------------
Deferred Federal and state benefit from net operating
  loss carryforward.........................................................     $ 1,385,000       $  1,481,000
Deferred Federal and state provision on unrealized
  appreciation of investments...............................................      (2,341,000)        (1,832,000)
                                                                                 -----------       ------------
Deferred taxes..............................................................     $(  956,000)      $(   351,000)
                                                                                 ===========       ============

At December 31, 1999, Franklin had net operating loss carryforwards for income tax purposes of approximately $4,115,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $1,481,000.

4.  STOCKHOLDERS' EQUITY

The Accumulated Deficit at March 31, 2000 consists of accumulated net realized gains of $4,256,000 and accumulated investment losses of $7,996,000.

On February 22, 2000, the Corporation issued $1,645,000 of convertible preferred stock. The stock was issued at a price of $100 per share, has a cumulative 7% quarterly dividend and is convertible into Franklin Common Stock at a conversion price of $20 per share.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 350,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. The Corporation issued 20,046 shares of stock from treasury pursuant to an investment made by Franklin on January 25, 1999. On September 30,

Franklin Capital Corporation
Notes to Financial Statements (continued)

1999, 19,044 of these shares were canceled and placed back into Treasury. (See
Note 6 - Transactions with Affiliates) As of March 31, 2000, Franklin had repurchased 284,400 shares of its Common Stock of which 273,398 shares remain in treasury. Franklin had no treasury transactions during the three months ended March 31, 2000.

5.  COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease, which provides for annual minimum rental payments as follows:

December 31,
2000......................................................  $  149,600
2001......................................................     149,600
2002......................................................     149,600
2003......................................................     149,600
                                                            ----------
                                                            $  598,400

Rent expense for the three months ended March 31, 2000, and 1999 was $20,484 and $19,869 respectively. For the three months ended March 31, 2000 and 1999, the Corporation collected rents of $15,000 and $15,615, respectively, from subtenants under month to month leases, for a portion of its existing office space which is reflected as a reduction in rent expense for that period. The amount collected from subtenants during the three months ended March 31, 2000, was received from a corporation included in Franklin's investment portfolio on March 31, 2000.

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

In August 1999, Franklin invested an additional $87,500 in eCom. Pursuant to this transaction, eMattress was merged into eCom and 19,044 shares of Franklin common stock were returned to Franklin's treasury. The surviving entity, eMattress.com is a Delaware corporation. In November 1999, Franklin invested an additional $75,000 into eMattress and as a result of this transaction on March 31, 2000 Franklin owned 87.2% of eMattress. Unrealized gains as of March 31, 2000 are net of unrealized losses related to eMattress of $283,748.

In August 1995, Franklin made an initial investment of $350,000 in Avery Communications Inc. ("Avery Communications"), a holding company in the telecommunications industry. This investment consisted of a one-year 12% note with warrants and a conversion option. Subsequently, Franklin exercised its warrants to purchase 158,333 shares of Avery Communications common stock at $0.10 per share and the note was converted to 350,000 shares of Series B preferred stock which earn dividends of 12% per annum payable quarterly and are convertible to 350,000 shares of common stock. An additional 28,506 shares of common stock at a price of $1.00 per share were issued to Franklin at that time in lieu of accrued interest on the note.

Franklin Capital Corporation
Notes to Financial Statements (continued)

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

On July 6, 1998, Franklin sold the 1,500,000 shares of Avery Communications preferred Series D stock and the $1,000,000 Avery note along with 280,000 warrants to purchase Avery Communications common stock for a total of $2,500,000 to the Thurston Group, Inc. The president of the Thurston Group is the current chairman of Avery Communications. Franklin realized a net gain of $935,297 as a result of this sale. In conjunction with this transaction, Franklin's representation on Avery Communication' Board of Directors was reduced from three directors to two. As a result of this transaction, Avery Communications is no longer a controlled affiliate of Franklin.

On July 13, 1998, Franklin entered into a cashless exercise of its remaining warrants to purchase 386,667 shares of Avery Communications common stock at $1.50 per share realizing a net gain of $372,911 and a decrease in unrealized appreciation of a like amount. In return, Franklin received 196,503 shares of Avery Communications common stock.

During the three months ended March 31, 2000, Franklin sold 90,000 shares of Avery realizing a gain of $121,696. At March 31, 2000, Franklin owned 8.83% of Avery Communications on a fully diluted basis, and 15.02% of Avery Communications on a primary basis.

7.  STOCK OPTIONS

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

Franklin Capital Corporation
Notes to Financial Statements (continued)

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

On March 1, 2000, 1,250 forfeited options were reissued under the SIP to an eligible officer of the Corporation at a strike price of $21.00 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. These options will expire as originally issued. One-half of the reissued options vested immediately, and one-half will vest on March 1, 2001.

On March 18, 1999, 10,000 forfeited options were reissued under the SIP to three eligible officers of the Corporation at a strike price of $5.75 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on the date of issuance. These options will expire as originally issued. One-half of the reissued options vested immediately, and one-half vested on January 27, 2000.

Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Proforma information determined consistent with the fair value method required by FASB Statement No. 123, is as follows:

Net realized income (loss):               March 31, 2000         March 31, 1999
                                          --------------         --------------
As reported                                 $1,086,449              $595,331
Pro forma                                   $1,007,488              $581,506

Net increase (decrease) in net assets per common share:
As reported                                 $  1.49                 $  0.78
Pro forma - Basic                           $  1.38                 $  0.76
Pro forma - Diluted                         $  1.29                 $  0.76

Net Asset Value per share:
As reported                                 $ 15.29                 $  9.26
Pro forma - Basic                           $ 15.18                 $  9.24
Pro forma - Diluted                         $ 12.93                 $  9.24

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                          March 31, 2000         March 31, 1999
                                          --------------         --------------
             Stock volatility                 41.9%                  29.0%
             Risk-free interest rate           5.5%                   5.5%
             Option term in years                4                      4
             Stock dividend yield               -                       -

The following is a summary of the status of the Stock Option Plans during the three months ended:

Franklin Capital Corporation
Notes to Financial Statements (continued)

                                   March 31, 2000              March 31, 1999
                                 -------------------         ------------------
                                            Weighted                   Weighted
                                             Average                    Average
                                            Exercise                   Exercise
                                  Shares      Price          Shares      Price
                                 -------    --------         ------    --------
Outstanding at beginning of
  period                          43,750      $6.89          35,000    $7.00
Granted                           21,250     $17.47          10,000    $5.75
Exercised                           -           -              -         -
Forfeited                           -           -              -         -
Expired                             -           -              -         -
Outstanding at end of period      65,000     $13.45          45,000    $6.72
                                  ======                     ======
Exercisable at end of period      46,875      $8.41          30,000    $6.79
                                  ======                     ======
Weighted average fair value
  of options granted               $3.88                      $2.25

The options issued under the SIP have a remaining contractual life of 8.8 years. The options issued under the SOP have a remaining contractual life of 9.9 years.

8.  NET INCREASE IN NET ASSETS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                                            March 31,
                                                                 -------------------------------
                                                                    2000                 1999
                                                                 -------------------------------
Numerator:
         Net increase in net assets attributable to
         common stockholders per share                           $1,098,719             $595,331
         Preferred stock dividends                                  (12,270)                -
                                                                 ----------             --------
         Numerator for basic earnings per share -
           net income available for common stockholders          $1,086,449             $595,331
         Effect of dilutive securities:
           Preferred stock dividends                                 12,270                    -
                                                                 ----------             --------
         Numerator for diluted earnings per share -
           net increase in net assets available for common
           stockholders after assumed conversions                $1,098,719             $595,331
                                                                 ==========             ========

Denominator:
         Denominator for basic increase in net assets from
           operations - weighted - average shares                   730,588              760,880

Franklin Capital Corporation
Notes to Financial Statements (continued)

         Effect of dilutive securities:
           Convertible preferred stock - weighted - average
             common equivalent shares                                35,250                 -
           Employee stock options - weighted - average
             shares                                                  25,445                 -
                                                                 ----------             --------
           Dilutive potential commons stock                          60,695                 -
                                                                 ----------             --------

         Denominator for diluted increase in net assets
           available for common stockholders - adjusted
           weighted - average shares and assumed conversions        791,283              760,880
                                                                 ==========             ========

Basic net increase in net assets attributable to common
           stockholders                                               $1.49                $0.78
                                                                      =====                =====

Diluted net increase in net assets attributable to common
           stockholders                                               $1.39                $0.78
                                                                      =====                =====

9.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, including the issuance of treasury stock for March 31, 1999, as discussed in
Note 6 and excluding short term investments, aggregated $207,116 and $894,265 respectively, for the three months ended March 31, 2000; $544,538 and $629,329 respectively, for the three months ended March 31, 1999.

10. SUBSEQUENT EVENTS

On April 7, 2000, Go America completed its initial public offering placing ten million shares of common stock at an offering price of $16.00 per share. Franklin converted its preferred shares to common shares pursuant to the public offering.

On April 20, 2000, Franklin invested in Data Downlink Corporation purchasing $1,000,000 of Data Downlink Series F Preferred Stock. Data Downlink is a web-based provider of business and financial information.

On April 26, 2000, the Board of Directors of Franklin declared a three for two stock split effective June 7, 2000 for holders of record on May 15, 2000.

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

Financial Condition

         The Corporation's total assets and net assets were, respectively, $12,209,226 and $11,171,831 at March 31, 2000 versus $8,995,965 and $8,440,382 at December 31, 1999. Net asset value per share was $15.29 ($13.02 diluted) at March 31, 2000 versus $11.55 ($11.33 diluted) at December 31, 1999.

         The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                         March 31, 2000      December 31, 1999
                                         --------------      -----------------
Investments, at cost                      $  3,015,962          $ 2,971,347
Unrealized appreciation, net of
         deferred taxes                      5,545,755            4,737,035
                                          ------------          -----------
Investments, at fair value                $  8,561,717          $ 7,708,382
                                          ============          ===========

Investments

         The Corporation has an investment in Avery Communications Corporation ("Avery Communications") valued at $5,863,654 at March 31, 2000, which represents 48.0% of the Corporation's total assets and 52.5% of its net assets. Its common stock is quoted on the OTC Electronic Bulletin Board under the symbol "ATEX". Avery Communications is the public parent of two companies, Primal Solutions, Inc. ("Primal") and HBS Billing Service, Ltd ("HBS"), both of which operate in the telecommunications industry. Primal, based in Irvine, California, is a leading provider of customer relationship management and intelligence solutions to the communications industries worldwide, including web-enabled customer acquisition and retention, billing, switch mediation and decision support. Its Outfront(TM), Customer Relationship Management software utilizes some of the newest Java-based technology to provide telecommunications and Internet providers with powerful business intelligence for customer retention, valuation and executive decision making. HBS, based in San Antonio, Texas provides local exchange carrier (LEC) clearinghouse billing services to domestic long-distance telephone companies and other third party billers who desire their charges to appear on the local telephone bill. On March 10, 2000, Avery announced that it planned to spin off 100% of its local exchange carrier (LEC) billing clearinghouse business to its shareholders.

         Franklin made an initial investment in Avery Communications of $350,000 in August 1995. It made an additional investment of $2.5 million in May 1997. On July 6, 1998, Franklin sold certain Avery Communications securities to the Thurston Group, Inc. for $2.5 million, which resulted in a gain of $935,297. During the three months ended March 31, 2000, Franklin sold 90,000 shares of Avery realizing a gain of $121,696. Franklin's remaining shares represent 15.02% of Avery Communications outstanding voting stock on a primary share basis and 8.83% on a fully diluted basis. Additionally, Stephen L. Brown and Spencer L. Brown, officers of Franklin, serve on Avery Communications eight member Board of Directors.

         At March 31, 2000, the Corporation held 123,133 shares of Communications Intelligence Corporation ("CIC") common stock, quoted on NASDAQ under the symbol "CICI", valued at $734,950, which represents 6.0% of the Corporation's total assets and 6.6% of its net assets. CIC is a leading supplier of pen-based software solutions. CIC's core software technologies include multilingual handwriting recognition, dynamic signature verification, ink compression, and operating system extensions that enable pen input. CIC's products are designed to increase the ease of use, functionality, and security of mobile electronic devices ranging from handheld companions to cellular phones. Key licensees of CIC's technologies include Ericsson, Fujitsu, Hitachi, Microsoft, Mitsubishi, National Semiconductor and Nortel. CIC is headquartered in Redwood Shores, California and has a joint venture, CICC, in Nanjing, China.

         In 1995, the Corporation made an original investment in CIC Standby Ventures, L.P. ("CIC Ventures") of $66,987. The managing partner of CIC Ventures was the Chairman of the Board of CIC. In November 1998, the Corporation added to its existing holdings by purchasing in an open market transaction 875,000 shares of CIC common stock at a cost of $375,000. During the year ended December 31, 1999 the Corporation sold 775,000 shares of CIC common stock realizing a gain of $922,118. For the three months ended March 31, 2000, the Corporation sold 99,998 shares of CIC common stock realizing a gain of $603,556. Additionally during this period, CIC Ventures was terminated and the Corporation received a distribution of 123,131 shares of CIC common stock.

         At March 31, 2000, the Corporation had an investment in eMattress.com ("eMattress") valued at $100,000, which represents 0.8% of total assets and 0.9% of its net assets. eMattress is a development stage company that sells mattresses and related bedding products over the Internet.

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

In November 1999, Franklin invested an additional $75,000 into eMattress and as a result of this transaction on March 31, 2000, Franklin owned 87.2% of eMattress.

         At March 31, 2000 the Corporation owned 419,088 of common stock and 1,000 shares of preferred stock convertible into 95,696 common shares of Go America, Inc. ("Go America"), a wireless internet service provider valued at $2,502,191, which represents 20.5% of the Corporation's total assets and 22.4% of its net assets. Go America is a leading provider of nationwide wireless Internet services. Go America enables business and individual subscribers to access remotely the Internet, email and corporate intranets in real time through a wide variety of mobile computing and communications devices. Go America's Wireless Internet Connectivity Center offers subscribers comprehensive and flexible mobile data solutions for wireless Internet access by providing wireless network services, mobile devices, software and subscriber service and support.

         The Corporation made an initial purchase of $25,000 worth of Go America common stock in 1996. The Corporation made additional purchases of common stock of $25,000 and $324,740 in 1998 and in November 1999, respectively. Additionally, in November 1999, the Corporation purchased $125,000 of convertible preferred stock. On April 7, 2000, Go America's common stock began trading on the NASDAQ National Market. All of the convertible preferred stock owned by Franklin was converted to common on this date as well. Franklin signed a lockup agreement and is restricted from selling any of its Go America shares until October 5, 2000.

         At March 31, 2000, the Corporation had an investment in TradingNews, Inc. ("TradingNews") valued at $258,125, which represents 2.1% of the Corporation's total assets and 2.3% of its net assets. TradingNews is a provider of financial market intelligence for retail investors based on price and volume movement. TradingNews scans every trade on major stock exchanges for important technical signals. These signals, published instantly on the World Wide Web as easy to understand news headlines, help investors identify key market entry and exit points, spot market trends, and grasp the feel of the market.

         During 1999, the Corporation purchased $75,000 worth of TradingNews convertible preferred stock. In connection with this investment, Stephen L. Brown was appointed to the TradingNews six member Board of Directors. In January 2000 the Corporation invested an additional $13,125 for 72,000 shares of TradingNews common stock. In February 2000 the Corporation invested an additional $170,000 for a Convertible Promissory Note from TradingNews, Inc. This note pays interest at 10% per annum and is convertible into preferred stock.

         On April 20, 2000, the Corporation purchased $1,000,000 worth of Data Downlink Corporation ("Data Downlink") preferred stock. In connection with this investment, Franklin was granted observer rights for all Data Downlink Board of Directors meetings. Data Downlink, headquartered in New York and London, is a leading provider of Internet-based online information services. Data Downlink provides a service called .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuiteTM, a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbookTM, a tool for company peer analysis; and Portal BTM, a fully integrated business information portal.

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

         The Corporation had interest and dividend income of $22,344 and $19,080 for the three months ended March 31, 2000 and 1999, respectively. The increase in interest and dividend income for the three months ended March 31, 2000 when compared to March 31, 1999, was primarily the result of Franklin having more cash on hand during the three months ended March 31, 2000.

         Operating expenses were $445,106 and $364,442 for the three months ended March 31, 2000 and 1999, respectively. A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Professional fees consist of general legal fees, audit and tax fees and investment related legal fees.

         Net investment losses from operations were $422,762 and $345,362 for the three months ended March 31, 2000 and 1999, respectively.

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

Net Realized Gains and Losses on Portfolio of Investments:

         During the three months ended March 31, 2000 and 1999, the Corporation realized net gains before taxes of $731,761 and $120,703 respectively, from the disposition of various investments.

Unrealized Appreciation of Investments:

         Unrealized appreciation of investments, net of deferred taxes, increased by $808,720 during the three months ended March 31, 2000, primarily from unrealized gains due to the increase in value of Franklin's investment in Avery. This increase was partially offset by a decrease in the value of Franklin's investment in CIC.

         Unrealized appreciation of investments, net of deferred taxes, increased by $819,990 during the three months ended March 31, 1999, primarily from unrealized gains due to the increase in value of Franklin's investment in CIC.

Liquidity and Capital Resources

         The Corporation's reported total cash and cash equivalents, accrued interest and accounts receivable and marketable investment securities (the primary measure of liquidity) at March 31, 2000 was $2,434,778 compared to $571,341 at December 31, 1999. Management believes that these assets provide the Corporation with sufficient liquidity for its operations.

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

Risks Relating to the Year 2000 Issue:

         The Corporation's internal computer information is Year 2000 compliant. The Corporation uses individual PC's that rely on third party software. All such software has been upgraded to versions that are Year 2000 compliant. As of the date of this report, Franklin has not experienced any disruption in its business or any additional costs due to Year 2000 issues. The Corporation does not believe that any material adverse effects will occur to impair its financial condition or results of operations.

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

         All investments owned by the Corporation are marked at fair value at March 31, 2000. For those investments that do not have a ready market, the Corporation has received valuation information from either an independent third party or the investee corporation itself. The Corporation has no off-balance sheet investments or hedging instruments.

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

Item 3.  Defaults Upon Senior Securities Holders
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K.
         (a) Exhibits. The exhibits which are filed with the Form 10-Q or incorporated herein by reference are set for in the Exhibit Index on page 23.

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first three months of 2000.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FRANKLIN CAPITAL CORPORATION

Date: May 15, 2000                              By:  /s/
                                                     -----------------------
                                                     Hiram M. Lazar
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

None.