Form 10-Q
period 2000-06-30
FRANKLIN CAPITAL CORP
filed 2000-08-11
CIK 812301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934
(Mark One)
     X         Quarterly Report Pursuant to Section 13 or 15(d) of the
     -         Securities and Exchange Act of 1934

     For the Quarterly period ended June 30, 2000
                                    -------------

                                    or

     _ Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the transition period from  ________________ to ___________________.

Commission File No. 1-9727
                    -------

                          Franklin Capital Corporation
                          ----------------------------
               (Exact name of registrant specified in its charter)

         Delaware                                      13-3419202
---------------------------                 -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

450 Park Avenue, 10th Floor, New York, New York                  10022
-----------------------------------------------           -------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code       (212) 486-2323
                                                     --------------------------

        Securities registered pursuant to Section 12(b) of the Act:
                                      Common Stock, $1.00 par value
        Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 31, 2000 was $5,585,318 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock outstanding as of July 31, 2000 was 1,088,740.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Prospectus of the Registrant dated July 31, 1992 (the "Prospectus") are incorporated by reference in Part I, and Part II hereof.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
        Item 1.Financial Statements
               Balance Sheets
               Statements of Operations
               Statements of Cash Flows

               Statements of Changes in Net Assets
               Portfolio of Investments
               Notes to Financial Statements

        Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
               Statement of Operations
               Financial Condition
               Investments
               Results of Operations
               Liquidity and Capital Resources
               Risks
        Item 3.Quantitative and Qualitative Disclosures about Market Risk

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

                          FRANKLIN CAPITAL CORPORATION


Balance Sheets


-----------------------------------------------------------------------------------------------------------------------
                                                                                      June 30,          December 31,
                                                                                        2000                1999
                                                                                     (unaudited)
-----------------------------------------------------------------------------------------------------------------------
ASSETS

Marketable investment securities, at market value (cost: June 30,
    2000 - $34,675; December 31, 1999 - $109,784)  (Note 2)                      $     34,675        $    891,462
Investments, at fair value (cost: June 30, 2000 -$3,981,325;
    December 31, 1999 - $2,861,563)  (Note 2)
         eMattress.com                                                                100,000             100,000
         Avery Communications, Inc.                                                 1,697,374           3,471,880
         Excom Ventures, LLC                                                          100,000                --
         Other investments                                                          9,205,103           3,596,040
                                                                                 ------------        ------------
                                                                                   11,102,477           7,167,920
                                                                                 ------------        ------------

Cash and cash equivalents (Note 2)                                                  1,259,268             571,341
Receivable from disposal of investments                                                  --               231,308
Accrued interest and accounts receivable                                               72,424              15,976
Other assets                                                                          119,420             117,958
                                                                                 ------------        ------------

TOTAL ASSETS                                                                     $ 12,588,264        $  8,995,965
                                                                                 ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued liabilities                                         $    252,761        $    204,583
Deferred taxes payable                                                              1,047,000             351,000
                                                                                 ------------        ------------

TOTAL LIABILITIES                                                                   1,299,761             555,583
                                                                                 ------------        ------------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Common stock, $1 par value: 5,000,000 shares authorized; 1,505,888 shares issued, 1,094,940 shares outstanding at June 30, 2000, 1,505,979 shares issued, 1,095,882 outstanding at December 31,
    1999 (Notes 4 and 7)                                                            1,505,888           1,003,986
Convertible preferred stock, $1 par value, cumulative 7% dividend:
    5,000,000 shares authorized; 16,450 issued and outstanding at June 30, 2000,
    0 issued and outstanding at December 31, 1999
    (Liquidation preference $1,645,000) (Note 4)                                       16,450                --
Paid-in capital - common stock                                                      8,591,054           8,998,051
                  preferred stock                                                   1,628,550                --
Unrealized appreciation of investments,
    net of deferred income taxes  (Notes 2 and 3)                                   6,074,152           4,737,035
Accumulated deficit                                                                (4,145,552)         (4,030,368)
                                                                                 ------------        ------------

                                                                                   13,670,542          10,708,704
Deduct: 410,948 and 410,097 shares of common stock held in treasury,
    at cost, at June 30, 2000 and December 31, 1999, respectively (Note 4)         (2,382,039)         (2,268,322)
                                                                                 ------------        ------------

Net assets, equivalent to $10.31 (diluted $9.12) per share at
    June 30, 2000 and $7.70 (diluted $7.55) at December 31, 1999                   11,288,503           8,440,382
                                                                                 ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 12,588,264        $  8,995,965
                                                                                 ============        ============



   The accompanying notes are an integral part of these financial statements

                         FRANKLIN CAPITAL CORPORATION


Statements of Operations
(unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                          Three Months Ended                  Six Months Ended
                                                                              June 30,                            June 30,
                                                                                2000           1999           2000             1999
-----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME
    Dividend income                                                        $    10,500    $    10,500    $    21,000    $    21,000
    Interest income                                                             17,652          8,942         29,496         17,522
    Other Income                                                                22,000           --           22,000           --
                                                                           -----------    -----------    -----------    -----------
                                                                                50,152         19,442         72,496         38,522
                                                                           -----------    -----------    -----------    -----------
EXPENSES

    Salaries and employee benefits (Note 7)                                    510,332        194,320        702,311        390,380
    Professional fees                                                           95,430         44,689        213,281         99,189
    Appraisal fees                                                                --             --             --           10,000
    Rent  (Note 5)                                                              20,484         19,879         40,968         39,748
    Insurance                                                                   10,439         10,247         20,879         20,353
    Directors' fees                                                             19,875         12,000         33,750         24,000
    Taxes other than income taxes                                               11,164          7,382         28,809         23,280
    Newswire and promotion                                                       1,500          2,498          3,000          4,998
    Depreciation and amortization                                                5,415          5,601         10,636         11,201
    General and administrative                                                  76,315         44,147        142,426         82,054
                                                                           -----------    -----------    -----------    -----------

                                                                               750,954        340,761      1,196,060        705,203
                                                                           -----------    -----------    -----------    -----------

Net investment loss from operations                                           (700,802)      (321,319)    (1,123,564)      (666,681)

Net realized gain on portfolio of investments:

     Investment securities:
          Affiliated                                                              --             --          121,696           --
          Unaffiliated                                                         336,677        185,224        943,125        417,319
                                                                           -----------    -----------    -----------    -----------
     Total investment securities                                               336,677        185,224      1,064,821        417,319

     Other than investment securities                                             --             --            3,617       (111,392)
                                                                           -----------    -----------    -----------    -----------

Net realized gain on portfolio of investments                                  336,677        185,224      1,068,438        305,927
                                                                           -----------    -----------    -----------    -----------

Provision for current income taxes                                                --            7,788         19,000          7,788
                                                                           -----------    -----------    -----------    -----------

Net realized loss                                                             (364,125)      (143,883)       (74,126)      (368,542)

Increase (decrease) in unrealized appreciation of investments, net of deferred income taxes:
     Investment securities:
          Affiliated                                                        (4,166,281)          --       (1,678,121)          --
          Unaffiliated                                                       4,785,678       (193,498)     4,663,100        352,783
                                                                           -----------    -----------    -----------    -----------
     Total investment securities                                               619,397       (193,498)     2,984,979        352,783

     Other than investment securities                                             --         (127,823)      (951,862)       145,886
                                                                           -----------    -----------    -----------    -----------

     Deferred income taxes                                                      91,000           --          696,000           --
                                                                           -----------    -----------    -----------    -----------

Increase (decrease) in unrealized appreciation of investments, net
    of deferred income taxes                                                   528,397       (321,321)     1,337,117        498,669
                                                                           -----------    -----------    -----------    -----------

Net increase (decrease) in net assets from operations                      $   164,272    ($  465,204)   $ 1,262,991    $   130,127
                                                                           -----------    -----------    -----------    -----------

Preferred dividends                                                             28,788           --           41,058           --
                                                                           -----------    -----------    -----------    -----------

Net increase (decrease) in net assets attributable to common
   stockholders                                                            $   135,484    ($  465,204)   $ 1,221,933    $   130,127
                                                                           ===========    ===========    ===========    ===========

Basic net increase (decrease) in net assets from operations
  per common share (Note 8)                                                $      0.15    ($     0.41)   $      1.16    $      0.11
                                                                           ===========    ===========    ===========    ===========

Diluted net increase (decrease) in net assets from operations
  per common share (Note 8)                                                $      0.11    ($     0.41)   $      1.00    $      0.11
                                                                           ===========    ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION


Statements of Cash Flows
(unaudited)
-----------------------------------------------------------------------------------------------------------------------

For the Six Months Ended June 30,                                                        2000                1999
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net increase in net assets from operations                                            $ 1,262,991        $   130,127
  Adjustments to reconcile net increase in net assets to net cash used in operating activities:
      Depreciation and amortization                                                          10,636             11,201
      Increase in unrealized appreciation of investments, net of deferred
           income tax expense                                                            (1,337,117)          (498,669)
      Net realized gain on portfolio of investments, net of current income taxes         (1,049,438)          (305,927)
      Non-cash compensation expense from exercise of officer options                        197,188               --

      Changes in operating assets and liabilities:

        Decrease in receivable from disposal of investments                                 231,308               --
        (Increase) decrease in accrued interest and accounts receivable                     (56,448)           101,957
        Increase in other assets                                                            (12,107)           (26,075)
        Increase (decrease) in accounts payable and accrued liabilities                      29,178            (73,414)
                                                                                        -----------        -----------

          Total adjustments                                                              (1,986,800)          (790,927)
                                                                                        -----------        -----------

          Net cash used in operating activities                                            (723,809)          (660,800)
                                                                                        -----------        -----------

Cash flows from investing activities:

  Proceeds from sale of affiliate                                                           218,081               --
  Proceeds from sale of other investments                                                     3,617               --
  Proceeds from sale of marketable investment securities                                  1,212,638          1,523,997
  Purchases of investment in majority owned affiliate                                          --             (222,500)
  Purchase of affiliate                                                                    (100,000)              --
  Purchases of investments                                                               (1,183,125)           (20,900)
  Purchases of marketable investment securities                                            (127,417)          (813,824)
                                                                                        -----------        -----------

          Net cash provided by investing activities                                          23,794            466,773
                                                                                        -----------        -----------

Cash flows from financing activities:

  Proceeds from issuance of preferred stock                                               1,645,000               --
  Payment of preferred dividends                                                            (41,058)              --
  Cash paid to common shareholders in lieu of fractional shares
     due to stock split of common shares                                                     (1,449)              --
  Purchase of treasury stock                                                               (214,551)          (109,737)
                                                                                        -----------        -----------

          Net cash provided by (used in) financing activities                             1,387,942           (109,737)
                                                                                        -----------        -----------

Net increase (decrease) in cash and cash equivalents                                        687,927           (303,764)

Cash and cash equivalents at beginning of period                                            571,341          1,100,373
                                                                                        -----------        -----------

Cash and cash equivalents at end of period                                              $ 1,259,268        $   796,609
                                                                                        ===========        ===========




   The accompanying notes are an integral part of these financial statements.

                      FRANKLIN CAPITAL CORPORATION




Statements of Changes in Net Assets
(unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Three Months Ended               Six Months Ended
                                                                                June 30,                        June 30,
                                                                           2000            1999            2000           1999
-----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net assets from operations:

   Net investment loss                                                 ($   700,802)   ($   321,319)   ($ 1,123,564)   ($   666,681)
   Net realized gain on portfolio of investments,
       net of current income taxes                                          336,677         177,436       1,049,438         298,139
   Increase (decrease) in unrealized appreciation of investments,
       net of deferred income taxes                                         528,397        (321,321)      1,337,117         498,669
                                                                       ------------    ------------    ------------    ------------

       Net increase (decrease) in net assets from operations                164,272        (465,204)      1,262,991         130,127

Capital stock transactions:
   Issuance of preferred stock                                                 --              --         1,645,000            --
   Payment of dividends on preferred stock                                  (28,788)           --           (41,058)           --
   Issuance of stock from treasury to majority owned affiliate, net            --              --              --           175,001
   Issuance of stock from treasury for exercise of options                  197,188            --           197,188            --
   Cash paid to common shareholers in lieu of fractional shares              (1,449)           --            (1,449)           --
   Purchase of treasury stock                                              (214,551)        (56,346)       (214,551)       (109,737)
                                                                       ------------    ------------    ------------    ------------

       Total increase (decrease) in net assets                              116,672        (521,550)      2,848,121         195,391
                                                                       ------------    ------------    ------------    ------------


Net assets at beginning of period                                        11,171,831       7,032,494       8,440,382       6,315,553
                                                                       ------------    ------------    ------------    ------------


Net assets at end of period                                            $ 11,288,503    $  6,510,944    $ 11,288,503    $  6,510,944
                                                                       ============    ============    ============    ============


  The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION


Portfolio of Investments
(unaudited)
-----------------------------------------------------------------------------------------------------------------------------------

Marketable Investment Securities
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                          Number of
                                                                                          Shares or                      Market
                                                                                          Principal                      Value
June 30, 2000                                                                             Amount ($)       Cost(1)      (Note 2)
-----------------------------------------------------------------------------------------------------------------------------------
Certificate of Deposit - 4.66%, due 07/05/2000                                                              34,675        34,675
                                                                                                       -----------   -----------
     Total Marketable Investment Securities (0.3% of total investments and
     0.3% of net assets)                                                                               $    34,675   $    34,675
                                                                                                       ===========   ===========




-----------------------------------------------------------------------------------------------------------------------------------
Investments, at Fair Value
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                          Number of
                                                                                          Shares or                    Directors'
                                                                                Equity    Principal                    Valuation
June 30, 2000                                                   Investment     Interest   Amount ($)       Cost(1)      (Note 2)
-----------------------------------------------------------------------------------------------------------------------------------
Majority Owned Affiliate

  eMattress.com (0.9% of total investments and 0.9% of
       net assets).........................................    Common stock     87.19%       1,157        $383,748       $100,000
       (equity in net loss for 6 months ended June 30, 2000
       was approximately $50,000)

Affiliate

  Avery Communications Inc..................................   Common stock                  1,295,938   1,389,702

  Avery Communications Inc..................................   Convertible Preferred
                                                                 Stock - Series E;
                                                                12.0% dividend rate(2)         350,000     350,000
                                                                                                        ----------

Total Avery Communications (15.2% of total investments
       and 15.0% of net assets)                                                  8.83%                   1,739,702      1,697,374
       (Telecommunications)                                                (fully diluted
                                                                               basis)

Excom Ventures, LLC (0.9% of total investments and 0.9% of
       net assets)                                                  Units       13.33%         100,000      100,000       100,000

Other Investments

Data Downlink Corporation (9.0% of total investments and
      8.9% of net assets)                                      Convertible
      (Internet-based information provider)                  Preferred Stock     1.68%         321,543    1,000,000     1,000,000


Go America Inc. (71.4% of total investments and
     70.4% of net assets)                                      Common Stock      1.10%         514,784      499,750     7,946,978
     (Wireless internet service provider)

  TradingNews, Inc.                                            Common stock                     72,000       13,125

  TradingNews, Inc.                                            Convertible
                                                             Preferred Stock                   249,999       75,000

  TradingNews, Inc.                                          Convertible
                                                             Promissory
                                                              Note 10%(2)                      170,000       170,000
                                                                                                         -----------

 Total Trading News, Inc. (2.3% of total investments
       and 2.3% of net assets)                                                   2.76%                       258,125       258,125
                                                                                                         -----------   -----------
   (Investment information provider)

Total Other Investments                                                                                    1,857,875     9,205,103
                                                                                                         -----------   -----------

     Total Investments, at Fair Value                                                                    $ 3,981,325   $11,102,477
                                                                                                         ===========   ===========

   (1) Book cost equals tax cost for all investments
   (2) Income producing security

   The accompanying notes are an integral part of these financial statements.

Franklin Capital Corporation
Notes to Financial Statements
June 30, 2000

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

On April 26, 2000, the Corporation declared a three for two stock split of the Corporation's Common Stock in the form of a stock dividend to shareholders of record on May 15, 2000, payable June 7, 2000.

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

The Corporation paid no interest during the six months ended June 30, 2000 and 1999, and paid income taxes of $2,000 during the six months ended June 30, 1999.

At June 30, 2000, the Corporation held cash and cash equivalents primarily in overnight commercial paper and money market funds at two commercial banking institutions.

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

Franklin Capital Corporation
Notes to Financial Statements (continued)


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

Net Increase (Decrease) in Net Assets Per Common Share

Basic and diluted net increase (decrease) in net assets per common share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share". See Note 7 for discussion of Stock Options.

3.  INCOME TAXES

For the six months ended June 30, 2000 and 1999, Franklin's tax (provision) benefit was based on the following:

                                                        2000           1999
                                                      --------       ---------
Net investment loss from operations...........     $(1,123,563)      $(666,681)
Net realized gain on portfolio of
  investments................................        1,068,438         305,927
Increase in unrealized appreciation..........        2,033,116         498,669
                                                   -----------       ---------
     Pre-tax book income.....................      $ 1,977,991       $ 137,915
                                                   ===========       =========

Franklin Capital Corporation
Notes to Financial Statements (continued)


                                                        2000           1999
                                                      --------       ---------
Tax (provision) benefit at 34% on $1,977,991
  and  $137,915 respectively..................     $  (673,000)      $ (47,000)
State and local, net of Federal benefit.......        ( 40,000)       (  7,788)
Income applied against net operating loss
  carryforward................................              --          47,000
Book losses for which no benefit is provided..       (   2,000)             --
                                                   -----------       ---------
                                                   $  (715,000)      $ ( 7,788)
                                                   ===========       =========

The components of the tax provision are as follows:

                                                        2000           1999
                                                      --------       ---------
Current state and local tax provision.........      $  (19,000)     $   ( 7,788)
Deferred tax expense..........................        (696,000)               -
                                                    ----------      -----------
Provision benefit for income taxes............      $ (715,000)     $   ( 7,788)
                                                    ==========      ===========

Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At June 30, 2000 and December 31, 1999, significant deferred tax assets and liabilities consist of:


                                                                             Asset (Liability)
                                                                     -----------------------------
                                                                       June 30,       December 31,
                                                                         2000              1999
                                                                     ------------     ------------
Deferred Federal and state benefit from net operating
  loss carryforward............................................      $  1,517,000     $  1,481,000
Deferred Federal and state provision on unrealized
  appreciation of investments..................................        (2,564,000)      (1,832,000)
                                                                     ------------     ------------
Deferred taxes.................................................      $ (1,047,000)    $ (  351,000)
                                                                     ============     ============

At December 31, 1999, Franklin had net operating loss carryforwards for income tax purposes of approximately $4,115,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $1,481,000.

4.  STOCKHOLDERS' EQUITY

The Accumulated Deficit at June 30, 2000 consists of accumulated net realized gains of $4,593,000 and accumulated investment losses of $8,738,000.

On February 22, 2000, the Corporation issued $1,645,000 of convertible preferred stock. The stock was issued at a price of $100 per share, has a cumulative 7% quarterly dividend and is convertible into Franklin Common Stock at a conversion price of $13.33 per share.

On April 26, 2000, the Corporation declared a three for two stock split of the Corporation's Common Stock in the form of a stock dividend to shareholders of record on May 15, 2000, and payable June 7, 2000. The stock split has been reflected in the accompanying financial statements and all applicable references as to the number of common shares and per share information have been restated.

Franklin Capital Corporation
Notes to Financial Statements (continued)


The Board of Directors has authorized Franklin to repurchase up to an aggregate of 525,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. The Corporation issued 30,069 shares of stock from treasury pursuant to an investment made by Franklin on January 25, 1999. On September 30, 1999, 28,566 of these shares were canceled and placed back into treasury (see Note 6 - Transactions with Affiliates). During the six months ended June 30, 2000, Franklin purchased 18,250 shares of its common stock. On May 9, 2000, 17,399 shares were issued from treasury pursuant to the exercise of options by one of Franklin's officers. As of June 30, 2000, Franklin had repurchased 444,850 shares of its Common Stock of which 410,948 shares remain in treasury.

5.  COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease, which provides for annual minimum rental payments as follows:

December 31,
2000................................................. $  149,600
2001.................................................    149,600
2002.................................................    149,600
2003.................................................    149,600

                                                      $  598,400
                                                      ==========

Rent expense for the six months ended June 30, 2000, and 1999 was $40,968 and $39,748 respectively. For the six months ended June 30, 2000 and 1999, the Corporation collected rents of $30,000 and $31,220 respectively, from subtenants under month-to-month leases, for a portion of its existing office space, which is reflected as a reduction in rent expense for that period. The amount collected from subtenants during the six months ended June 30, 2000, was received from a corporation included in Franklin's investment portfolio at June 30, 2000.

6. TRANSACTIONS WITH AFFILIATES

On June 26, 2000, the Corporation invested $100,000 in Excom Ventures, LLC. ("Excom"). Excom was formed as a holding company for the purpose of investing in Expert Commerce, Inc. ("Expert Commerce") Excom is holding all funds in escrow and will invest all funds into Expert Commerce upon the closing of Expert Commerce's financing round which is expected to close prior to the end of the third quarter of 2000.

In January 1999, Franklin formed eCom Capital Corporation ("eCom"), a wholly owned subsidiary of Franklin, for the purposes of investing in Internet related ventures. On January 25, 1999, eCom invested a total of $387,500 in eMattress.com Inc. ("eMattress"), consisting of $175,000 worth of Franklin common stock (30,069 shares from treasury stock valued at the Net Asset Value on the date of the transaction) and $212,500 in cash. Franklin received preferred stock convertible into a 50% equity interest in eMattress. Two officers of Franklin were elected to serve on the five member eMattress Board of Directors.

In August 1999, Franklin invested an additional $87,500 in eCom. Pursuant to this transaction, eMattress was merged into eCom and 28,566 shares of Franklin common stock valued at $166,252 were returned to Franklin's treasury. The surviving entity, eMattress.com is a Delaware corporation. In November 1999,

Franklin Capital Corporation
Notes to Financial Statements (continued)


Franklin invested an additional $75,000 into eMattress and as a result of this transaction on June 30, 2000 Franklin owned 87.2% of eMattress. Franklin's unrealized gains as of June 30, 2000 are net of unrealized losses related to eMattress of $283,748.

During the six months ended June 30, 2000, Franklin sold 90,000 shares of Avery realizing a gain of $121,696. At June 30, 2000, Franklin owned 8.83% of Avery Communications on a fully diluted basis, and 15.02% of Avery Communications on a primary basis.

7.  STOCK OPTIONS

On September 9, 1997, Franklin's stockholders approved two Stock Option Plans: a Stock Incentive Plan ("SIP") to be offered to the Corporation's consultants, officers and employees (including any officer or employee who is also a director of the Corporation) and a Non-Statutory Stock Option Plan ("SOP") to be offered to the Corporation's "outside" directors, i.e., those directors who are not also officers or employees of Franklin. 112,500 shares of the Corporation's Common Stock have been reserved for issuance under these plans, of which 67,500 shares have been reserved for the SIP and 45,000 shares have been reserved for the SOP. Shares subject to options that terminate or expire prior to exercise will be available for future grants under the Plans.

On March 18, 1999, 15,000 forfeited options were reissued under the SIP to three eligible officers of the Corporation at a strike price of $3.83 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on the date of issuance. These options will expire as originally issued. One-half of the reissued options vested immediately, and one-half vested on January 27, 2000.

On February 14, 2000, 30,000 options were granted under the SOP to four eligible "outside" directors. The strike price of the options was $11.50 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. One-third of the options granted vested immediately; another one-third vest one year from the date of issuance; and the final one-third vest two years after the date of issuance. The options expire after ten years.

On March 1, 2000, 1,875 forfeited options were reissued under the SIP to an eligible officer of the Corporation at a strike price of $14.00 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. These options will expire as originally issued. One-half of the reissued options vested immediately, and one-half will vest on March 1, 2001.

On May 9, 2000, one officer made a cash-less exercise of 29,062 options resulting in a non-cash charge to compensation expense of $197,188.

On June 7, 2000, 7,500 options were granted under the SOP to four eligible "outside" directors. The strike price of the options was $9.67 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. One-third of the options granted vested immediately; another one-third vest one year from the date of issuance; and the final one-third vest two years after the date of issuance. The options expire after ten years.

Franklin Capital Corporation
Notes to Financial Statements (continued)


Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Proforma information determined consistent with the fair value method required by FASB Statement No. 123, is as follows:

                                                              Six Months Ended
                                                ------------------------------------------
Net realized income:                            June 30, 2000                June 30, 1999
                                                -------------                -------------
As reported                                        $1,262,991                     $130,127
Pro forma                                          $1,218,004                     $104,852

Net increase in net assets per common share:
As reported                                        $  1.16                      $   0.11
Pro forma - Basic                                  $  1.11                      $   0.09
Pro forma - Diluted                                $  0.96                      $   0.09

                                                June 30, 2000                June 30, 1999
                                                -------------                -------------
Net Asset Value per share:
As reported                                       $ 10.31                      $   5.79
Pro forma - Basic                                 $ 10.27                      $   5.77
Pro forma - Diluted                               $  9.09                      $   5.77

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                June 30, 2000                June 30, 1999
                                                -------------                -------------
               Stock volatility                         41.3%                        30.0%
               Risk-free interest rate                   5.5%                         5.5%
               Option term in years                        4                            4
               Stock dividend yield                        -                            -

The following is a summary of the status of the Stock Option Plans during the six months ended:

                                                June 30, 2000                June 30, 1999
                                                -------------                -------------
                                                          Weighted                    Weighted
                                                          Average                     Average
                                                          Exercise                    Exercise
                                               Shares      Price           Shares      Price
                                               ------      -----           ------      -----

Outstanding at beginning of
        period                                 65,625       $4.59         52,500       $4.67
Granted                                        39,375      $11.65         15,000       $3.83
Exercised                                      29,062       $6.82              -           -
Forfeited                                           -           -              -           -
Expired                                             -           -              -           -
Outstanding at end of period                   75,938       $9.81         67,500       $4.48
                                               ======                     ======
Exercisable at end of period                   47,188      $10.04         45,000       $4.53
                                               ======                     ======
Weighted average fair value
        of options granted                      $2.58                      $1.65

Franklin Capital Corporation
Notes to Financial Statements (continued)


The options issued under the SIP have a remaining contractual life of 8.5 years. The options issued under the SOP have a remaining contractual life of 9.6 years.

8. NET INCREASE IN NET ASSETS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                               Six Months Ended              Three Months Ended
                                                               ------------------------------------------------
                                                                     June 30,                    June 30,
                                                                  2000         1999         2000         1999
                                                               ------------------------------------------------
Numerator:
  Net increase in net assets attributable to
     common stockholders per share                             $1,262,991    $130,127     $164,272    ($465,204)
  Preferred stock dividends                                       (41,058)       -         (28,788)        -
  Numerator for basic earnings per share -
    net income available for common stockholders               $1,221,933    $130,127     $135,484    ($465,204)
  Effect of dilutive securities:
    Preferred stock dividends                                      41,058        -          28,788         -
                                                               ----------  ----------   ----------   ----------
  Numerator for diluted earnings per share -
    net increase in net assets available for common
    stockholders after assumed conversions                     $1,262,991    $130,127     $164,272    ($465,204)
                                                               ==========  ==========   ==========   ==========

Denominator:
  Denominator for basic increase in net assets from
    operations - weighted - average shares                      1,092,997   1,139,542    1,090,113    1,137,765

  Effect of dilutive securities:
    Convertible preferred stock - weighted - average
      common equivalent shares                                     88,125        -        123,375          -
    Employee stock options - weighted - average
      shares                                                       42,204        -         46,240          -
    Dilutive potential common stock                               130,329        -        169,615          -

  Denominator for diluted increase in net assets
    available for common stockholders - adjusted
    weighted - average shares after assumed conversions         1,223,326   1,139,542    1,259,728    1,137,765
                                                               ==========  ==========   ==========   ==========

Basic net increase in net assets attributable to common
    stockholders                                                    $1.16       $0.11        $0.15       ($0.41)
                                                                    =====       =====        =====       ======

Diluted net increase in net assets attributable to common
    stockholders                                                    $1.00       $0.11        $0.11       ($0.41)
                                                                    =====       =====        =====       ======

Franklin Capital Corporation
Notes to Financial Statements (continued)


9.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, including the issuance of treasury stock for June 30, 1999, as discussed in Note 6 and excluding short term investments, aggregated $1,375,867 and $1,389,154 respectively, for the six months ended June 30, 2000; $1,166,961 and $1,523,997 respectively, for the six months ended June 30, 1999.

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

Financial Condition

        The Corporation's total assets and net assets were, respectively, $12,588,264 and $11,288,503 at June 30, 2000 versus $8,995,965 and $8,440,382 at
December 31, 1999. Net asset value per share was $10.31 ($9.12 diluted) at June 30, 2000 versus $7.70 ($7.55 diluted) at December 31, 1999.

        The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                        June 30, 2000       December 31, 1999

Investments, at cost                      $ 4,016,000           $ 2,971,347
Unrealized appreciation, net of
        deferred taxes                      6,074,152             4,737,035
                                            ---------           -----------
Investments, at fair value                $10,090,152           $ 7,708,382
                                          ===========           ===========

Investments

        The Corporation has an investment in Avery Communications Corporation ("Avery Communications") valued at $1,697,374 at June 30, 2000, which represents 13.5% of the Corporation's total assets and 15.0% of its net assets. Its common stock is quoted on the OTC Electronic Bulletin Board under the symbol "ATEX". Avery Communications is the public parent of two companies, Primal Solutions, Inc. ("Primal") and HBS Billing Service, Ltd ("HBS"), both of which operate in the telecommunications industry. Primal, based in Irvine, California, is a leading provider of customer relationship management and intelligence solutions to the communications industries worldwide, including web-enabled customer acquisition and retention, billing, switch mediation and decision support. Its Outfront(TM), Customer Relationship Management software utilizes some of the newest Java-based technology to provide telecommunications and Internet providers with powerful business intelligence for customer retention, valuation and executive decision making. HBS, based in San Antonio, Texas provides local exchange carrier (LEC) clearinghouse billing services to domestic long-distance telephone companies and other third party billers who desire their charges to appear on the local telephone bill. On August 10, 2000, Avery announced that it had revised its previously stated plan to spin-off its HBS Subsidiary to its shareholders. Pending regulatory approval, under the new plan Avery shareholders of record on October 2, 2000 will receive one share of stock in Primal for every one Avery common share held on the record date. Primal will file a registration statement with the Securities and Exchange Commission to register the Primal shares to be issued in the spin-off. Avery anticipates that the distribution will be completed by October 31, 2000, assuming all necessary approvals are obtained.

        During the six months ended June 30, 2000, Franklin sold 90,000 shares of Avery realizing a gain of $121,696. Franklin's remaining shares represent 15.02% of Avery Communications outstanding voting stock on a primary share basis and 8.83% on a fully diluted basis. Stephen L. Brown and Spencer L. Brown, officers of Franklin, presently serve on Avery Communications eight member Board of Directors.

        At June 30, 2000, the Corporation no longer held shares of Communications Intelligence Corporation ("CIC") common stock. In 1995, the Corporation made an original investment in CIC Standby Ventures, L.P. ("CIC Ventures") of $66,987. The managing partner of CIC Ventures was the Chairman of the Board of CIC. In November 1998, the Corporation added to its existing holdings by purchasing in an open market transaction 875,000 shares of CIC common stock at a cost of $375,000. During the year ended December 31, 1999 the Corporation sold 775,000 shares of CIC common stock realizing a gain of $922,118. In March 2000, CIC Ventures was terminated and the Corporation received a distribution of 123,131 shares of CIC common stock. For the six months ended June 30, 2000, the Corporation sold 223,131 shares of CIC common stock realizing a gain of $956,572.

        At June 30, 2000, the Corporation had an investment in Data Downlink Corporation ("Data Downlink") valued at $1,000,000, which represents 7.9% of the Corporation's total assets and 8.9% of its net assets. Data Downlink, headquartered in New York and London, is a leading provider of Internet-based online information services. Data Downlink provides a service called .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuiteTM, a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbookTM, a tool for company peer analysis; and Portal BTM, a fully integrated business information portal.

        On April 20, 2000, the Corporation purchased $1,000,000 worth of Data Downlink Series F Preferred Stock. In connection with this investment, Franklin was granted observer rights for Data Downlink Board of Directors meetings.

        At June 30, 2000, the Corporation had an investment in Excom Ventures, LLC ("Excom") valued at $100,000, which represents 0.8% of the Corporation's total assets and 0.9% of its net assets. Excom was formed as a holding company for the purpose of investing in Expert Commerce, Inc. ("Expert Commerce"). Expert Commerce is a Business-to-Business purchase evaluation engine that simulates the way people make decisions. Based on intelligent and proven technology, the engine helps structure complex decisions and provides an audit trail to justify transactions, empowering buyers to make purchase decisions with confidence.

        On June 26, 2000, the Corporation purchased $100,000 worth of Excom Units. Excom is holding all funds in escrow and will invest all funds into Expert Commerce upon the closing of Expert Commerce's financing round. This is expected to occur prior to the end of the third quarter of 2000. Should Excom not invest in Expert Commerce, all funds will be returned to the Corporation.

        At June 30, 2000, the Corporation had an investment in eMattress.com ("eMattress") valued at $100,000, which represents 0.8% of the Corporation's total assets and 0.9% of its net assets. eMattress is a development stage company that sells mattresses and related bedding products over the Internet.

        During 1999 the Corporation formed a wholly owned subsidiary, eCom Capital Corporation ("eCom") which in turn invested a total of $387,500 into eMattress consisting of $175,000 worth of Franklin common stock (20,046 shares from treasury stock valued at the Net Asset Value on the date of the transaction) and $212,500 in cash. eCom received preferred stock convertible into a 50% equity interest in eMattress. In conjunction with this transaction, Stephen L. Brown and Spencer L. Brown were appointed to the eMattress five member Board of Directors. In August 1999, Franklin invested an additional $87,500 into eCom. Pursuant to this transaction eMattress was merged into eCom and 19,044 shares of Franklin common stock were returned to Franklin's treasury. The surviving entity, eMattress.com is a Delaware corporation. In November 1999, Franklin invested an additional $75,000 into eMattress and as a result of this transaction on June 30, 2000 Franklin owned 87.2% of eMattress.

        At June 30, 2000 the Corporation owned 514,784 shares of common stock of Go America, Inc. ("Go America"), a wireless internet service provider valued at $7,946,978, which represents 63.1% of the Corporation's total assets and 70.4% of its net assets. Go America is a leading provider of nationwide wireless Internet services. Go America enables business and individual subscribers to access remotely the Internet, email and corporate intranets in real time through a wide variety of mobile computing and communications devices. Go America's Wireless Internet Connectivity Center offers subscribers comprehensive and flexible mobile data solutions for wireless Internet access by providing wireless network services, mobile devices, software and subscriber service and support.

        The Corporation made an initial purchase of $25,000 worth of Go America common stock in 1996. The Corporation made additional purchases of common stock of $25,000 and $324,740 in 1998 and in November 1999, respectively. Additionally, in November 1999, the Corporation purchased $125,000 of convertible preferred stock. On April 7, 2000, Go America's common stock began trading on the NASDAQ National Market. All of the convertible preferred stock owned by Franklin was converted to common on this date as well. Franklin signed a lockup agreement and is restricted from selling any of its Go America shares prior to October 10, 2000.

        At June 30, 2000, the Corporation had an investment in TradingNews, Inc. ("TradingNews"), D/B/A M4Logic ("M4Logic") valued at $258,125, which represents 2.1% of the Corporation's total assets and 2.3% of its net assets. M4Logic is a provider of financial market intelligence for retail investors based on price and volume movement. M4Logic scans every trade on major stock exchanges for important technical signals. These signals, published instantly on the World Wide Web as easy to understand news headlines, help investors identify key market entry and exit points, spot market trends, and grasp the feel of the market.

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

        The Corporation had interest and dividend income of $50,496 and $38,522 for the six months ended June 30, 2000 and 1999, respectively. The increase in interest and dividend income for the six months ended June 30, 2000 when compared to June 30, 1999, was primarily the result of Franklin having more cash on hand during the six months ended June 30, 2000.

        Operating expenses were $1,196,059 and $705,203 for the six months ended June 30, 2000 and 1999, respectively. A majority of the Corporation's operating expenses consist of employee compensation, (which for the six months ended June 30, 2000 included an non-cash charge of $197,188 due to the exercise of incentive options) office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Professional fees consist of general legal fees, audit and tax fees and investment related legal fees.

        Net investment losses from operations were $1,123,563 and $666,681 for the six months ended June 30, 2000 and 1999, respectively.

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

Net Realized Gains and Losses on Portfolio of Investments:

        During the six months ended June 30, 2000 and 1999, the Corporation realized net gains before taxes of $1,068,438 and $305,927 respectively, from the disposition of various investments.

Unrealized Appreciation of Investments:

        Unrealized appreciation of investments, net of deferred taxes, increased by $1,337,116 during the six months ended June 30, 2000, primarily from unrealized gains due to the increase in value of Franklin's investment in Go America. This increase was partially offset by a decrease in the value of Franklin's investment in Avery and the realization of gains in CIC.

        Unrealized appreciation of investments, net of deferred taxes, increased by $498,669 during the six months ended June 30, 1999, primarily from unrealized gains due to the increase in value of Franklin's investment in CIC.

Liquidity and Capital Resources

        The Corporation's reported total cash and cash equivalents, accrued interest and accounts receivable and marketable investment securities (the primary measure of liquidity) at June 30, 2000 was $1,366,367 compared to $571,341 at December 31, 1999. Management believes that these assets provide the Corporation with sufficient liquidity for its operations.

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

        All investments owned by the Corporation are marked at fair value at June 30, 2000. For those investments that do not have a ready market, the Corporation has received valuation information from either an independent third party or the investee corporation itself. The Corporation has no off-balance sheet investments or hedging instruments.

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

        (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first six months of 2000.



                                    SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FRANKLIN CAPITAL CORPORATION

Date: August 11, 2000                       By:    /s/ Hiram M. Lazar
                                                   -----------------------------
                                                   Hiram M. Lazar
                                                   Chief Financial Officer

                                  EXHIBIT INDEX

None.