Form 10-Q
period 2000-09-30
FRANKLIN CAPITAL CORP
filed 2000-11-13
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934


     For the Quarterly period ended SEPTEMBER 30, 2000
                                    ------------------

                                       or

___ Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the transition period from  ________________ to ___________________.

Commission File No. 1-9727
                    ------

                          FRANKLIN CAPITAL CORPORATION
------------------------------------------------------------------------------
               (Exact name of registrant specified in its charter)

         DELAWARE                                        13-3419202
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

450 PARK AVENUE, 10TH FLOOR, NEW YORK, NEW YORK                     10022
-----------------------------------------------              -------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (212) 486-2323
                                                    --------------

         Securities registered pursuant to Section 12(b) of the Act:
                                      Common Stock, $1.00 par value
         Securities registered pursuant to Section 12(g) of the Act:
                                                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X No ___
                                        ---
The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 2000 was $5,157,108 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock outstanding as of October 31, 2000 was 1,099,509.

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

                          FRANKLIN CAPITAL CORPORATION
================================================================================


BALANCE SHEETS

--------------------------------------------------------------------------------
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2000          1999
                                                      (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market
  value (cost: September 30, 2000 - $34,675;
  December 31, 1999 - $109,784)  (Note 2)                $34,675      $891,462
Investments, at fair value
 (cost: September 30, 2000 - $4,334,761;
  December 31, 1999 - $2,861,563) (Note 2)
    eMattress.com                                             --       100,000
    Avery Communications, Inc.                         2,727,267     3,471,880
    Excom Ventures, LLC                                  100,000            --
    Other investments                                  6,203,246     3,596,040
                                                      ----------    ----------
                                                       9,030,513     7,167,920
                                                      ----------    ----------
Cash and cash equivalents (Note 2)                       501,904       571,341
Receivable from disposal of investments                       --       231,308
Accrued interest and accounts receivable                  12,234        15,976
Other assets                                             106,955       117,958
                                                      ----------    ----------

TOTAL ASSETS                                          $9,686,281    $8,995,965
                                                      ==========    ==========

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued liabilities                $236,876      $204,583
Deferred taxes payable                                   192,000       351,000
                                                      ----------    ----------

TOTAL LIABILITIES                                        428,876       555,583
                                                      ----------    ----------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Common stock, $1 par value: 5,000,000 shares
  authorized; 1,505,888 shares issued, 1,101,509
  shares outstanding at September 30, 2000,
  1,505,979 shares issued, 1,095,882 outstanding
  at December 31, 1999 (Notes 4 and 7)                 1,505,888     1,003,986
Convertible preferred stock, $1 par value,
  cumulative 7% dividend: 5,000,000 shares authorized;
  16,450 issued and outstanding at September 30, 2000,
  0 issued and outstanding at December 31, 1999
  (Liquidation preference $1,645,000) (Note 4)            16,450            --
Paid-in capital - common stock                         8,636,907     8,998,051
                  preferred stock                      1,628,550            --
Unrealized appreciation of investments,
  net of deferred income taxes (Notes 2 and 3)         4,503,752     4,737,035
Accumulated deficit                                   (4,670,352)   (4,030,368)
                                                      ----------    ----------

                                                      11,621,195    10,708,704
Deduct: 404,379 and 410,097 shares of common stock
  held in treasury, at cost, at September 30, 2000
  and December 31, 1999, respectively (Note 4)        (2,363,790)   (2,268,322)
                                                      ----------    ----------

Net assets, equivalent to $8.40 (diluted $7.54)
  per share at September 30, 2000 and $7.70
  (diluted $7.55) at December 31, 1999                 9,257,405     8,440,382
                                                      ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $9,686,281    $8,995,965
                                                      ==========    ==========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------
                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                       2000       1999       2000       1999
--------------------------------------------------------------------------------
INVESTMENT INCOME
  Dividend income                     $10,500   $10,500     $31,500     $31,500
  Interest income                      10,638     4,148      40,134      21,670
  Other Income                           --        --        22,000        --
                                   ----------  --------    --------   ---------

                                       21,138    14,648      93,634      53,170
                                   ----------  --------    --------   ---------

EXPENSES
  Salaries and employee benefits
   (Note 7)                           366,020   194,316   1,068,331     584,696
  Professional fees                    57,400    53,525     270,681     152,714
  Appraisal fees                         --      10,616        --        20,616
  Rent  (Note 5)                       31,484    25,172      72,452      64,920
  Insurance                            10,442    10,473      31,321      30,826
  Directors' fees                      19,875    12,000      53,625      36,000
  Taxes other than income taxes         8,993     3,681      37,802      26,961
  Newswire and promotion                1,500     2,499       4,500       7,497
  Depreciation and amortization         5,416     5,601      16,052      16,802
  General and administrative           62,517    34,663     204,943     116,717
                                   ----------  --------    --------   ---------

                                      563,647   352,546   1,759,707   1,057,749
                                   ----------  --------   ---------   ---------

Net investment loss from operations  (542,509) (337,898) (1,666,073) (1,004,579)

Net realized gain on portfolio
 of investments:
  Investment securities:
    Affiliated                         43,558       --      165,254        --
    Unaffiliated                        3,737   112,301     946,862     529,620
                                   ----------   --------   --------   ---------
  Total investment securities          47,295   112,301   1,112,116     529,620

  Other than investment securities        202      --         3,819    (111,392)
                                   ----------  --------    --------   ---------

Net realized gain on portfolio
 of investments                        47,497   112,301   1,115,935     418,228
                                   ----------   --------  ---------   ---------

Provision for current income taxes      1,001    (8,730)     20,001        (942)
                                   ----------   --------   --------   ---------

Net realized loss                    (496,013) (216,867)   (570,139)   (585,409)

Increase (decrease) in unrealized
 appreciation of investments,
 net of deferred income taxes:
  Investment securities:
    Affiliated                        968,958      --      (709,163)       --
    Unaffiliated                   (3,394,358) (149,322)  1,268,742     203,461
                                   ----------  --------    --------   ---------
  Total investment securities      (2,425,400) (149,322)    559,579     203,461

  Other than investment securities       --     (42,786)   (951,862)    103,100
                                   ----------  --------    --------   ---------

  Deferred income tax benefit        (855,000)     --      (159,000)       --
                                   ----------  --------    --------   ---------

(Decrease) increase in unrealized
 appreciation of investments,
 net of deferred income taxes      (1,570,400) (192,108)   (233,283)    306,561
                                   ----------  --------    --------   ---------

Net decrease in net assets
 from operations                  ($2,066,413)($408,975)  ($803,422)  ($278,848)
                                   ----------  --------    --------   ---------

Preferred dividends                    28,787      --        69,845        --
                                   ----------  --------    --------   ---------

Net decrease in net assets
 attributable to common
 stockholders                     ($2,095,200)($408,975)  ($873,267)  ($278,848)
                                   ==========  ========    ========   =========

Basic and diluted net decrease
 in net assets from operations
 per common share (Note 8)             ($1.89)   ($0.36)     ($0.74)     ($0.25)
                                   ==========  ========    ========    ========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                   2000          1999
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net decrease in net assets from operations            ($803,422)    ($278,848)
  Adjustments to reconcile net decrease in
   net assets to net cash used in
   operating activities:
     Depreciation and amortization                         16,052        16,802
     Increase (decrease) in unrealized appreciation
      of investments, net of deferred income
      tax expense                                         233,283      (306,561)
     Net realized gain on portfolio of
       investments, net of current income taxes        (1,095,934)     (418,228)
     Non-cash compensation expense from exercise
       of officer options                                 326,505          --

     Changes in operating assets and liabilities:
         Decrease in receivable from disposal
          of investments                                  231,308          --
         Decrease in accrued interest and
          accounts receivable                               3,742        60,902
         Increase in other assets                          (5,056)      (19,105)
         Increase (decrease) in accounts payable
          and accrued liabilities                          12,292       (74,432)
                                                      -----------   -----------

           Total adjustments                             (277,808)     (740,622)
                                                      -----------   -----------

           Net cash used in operating activities       (1,081,230)   (1,019,470)
                                                      -----------   -----------

Cash flows from investing activities:
  Return of capital from investments                         --         103,289
  Proceeds from sale of affiliate                         357,013          --
  Proceeds from sale of other investments                   3,819          --
  Proceeds from sale of marketable
   investment securities                                1,228,374     1,773,624
  Purchase of investment in majority
   owned affiliate                                           --        (303,000)
  Purchase of investment in affiliate                    (100,000)         --
  Purchases of investments                             (1,631,936)     (124,999)
  Purchases of marketable investment securities          (139,417)     (980,723)
                                                      -----------   -----------

           Net cash (used in) provided by
            investing activities                         (282,147)      468,191
                                                      -----------   -----------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock             1,645,000          --
  Payment of preferred dividends                          (69,845)         --
  Cash paid to common shareholders in lieu
   of fractional shares due to stock split
   of common shares                                        (1,449)         --
  Purchase of treasury stock                             (279,766)     (109,737)
                                                      -----------   -----------

           Net cash provided by (used in)
            financing activities                        1,293,940      (109,737)
                                                      -----------   -----------

Net decrease in cash and cash equivalents                 (69,437)     (661,016)

Cash and cash equivalents at beginning of period          571,341     1,100,373
                                                      -----------   -----------

Cash and cash equivalents at end of period               $501,904      $439,357
                                                      ===========   ===========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)
--------------------------------------------------------------------------------
                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,
                                 2000         1999         2000          1999
--------------------------------------------------------------------------------

Increase (decrease) in
 net assets from operations:
  Net investment loss         ($542,509)  ($337,898)  ($1,666,073)  ($1,004,579)
  Net realized gain on
   portfolio of investments,
   net of current income taxes   46,496     121,031     1,095,934       419,170
  (Decrease) increase in
   unrealized appreciation
   of investments, net of
   deferred income taxes     (1,570,400)   (192,108)     (233,283)      306,561
                             ----------  ----------    ----------   -----------

     Net decrease in net
      assets from operations (2,066,413)   (408,975)     (803,422)     (278,848)

Capital stock transactions:
  Issuance of preferred stock      --          --       1,645,000          --
  Payment of dividends on
   preferred stock              (28,787)       --         (69,845)         --
  Issuance of stock from
   treasury to majority owned
   affiliate, net                  --      (166,254)         --           8,747
  Issuance of stock from
   treasury for exercise of
   officer options              129,317        --         326,505          --
  Cash paid to common
   shareholers in lieu of
   fractional shares               --          --          (1,449)         --
  Purchase of treasury stock    (65,215)       --        (279,766)     (109,737)
                             ----------  ----------    ----------   -----------

     Total (decrease)
      increase in net assets (2,031,098)   (575,229)      817,023      (379,838)
                             ----------  ----------    ----------   -----------


Net assets at beginning
 of period                   11,288,503   6,510,944     8,440,382     6,315,553
                             ----------  ----------    ----------   -----------


Net assets at end of period  $9,257,405  $5,935,715    $9,257,405    $5,935,715
                             ==========  ==========    ==========   ===========

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

PORTFOLIO OF INVESTMENTS
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

MARKETABLE INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                NUMBER OF
                                                                                                SHARES OR                  MARKET
                                                                                                PRINCIPAL                  VALUE
SEPTEMBER 30, 2000                                                                              AMOUNT ($)    COST(1)     (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------

Certificate of Deposit - 5.01%, due 10/04/2000 ................................................               34,675        34,675
                                                                                                             =======       =======
  Total Marketable Investment Securities (0.4% of total investments and 0.4% of net assets) ...              $34,675       $34,675
                                                                                                             =======       =======
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                NUMBER OF
                                                                                                SHARES OR                 DIRECTORS'
                                                                                   EQUITY       PRINCIPAL                  VALUATION
SEPTEMBER 30, 2000                                             INVESTMENT         INTEREST      AMOUNT ($)      COST(1)     (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------

MAJORITY OWNED AFFILIATE

  eMattress.com (0.0% of total investments and
   0.0% of net assets) ..................................     Common stock          87.19%            1,157     $440,059         $0
    (equity in net loss for 9 months ended
     September 30, 2000 was approximately $57,000)

AFFILIATE

  Avery Communications Inc ..............................     Common stock                        1,208,438    1,294,327

  Avery Communications Inc ..............................  Convertible Preferred
                                                             Stock - Series E;
                                                           12.0% dividend rate(2)                   350,000      350,000
                                                                                                                 -------

Total Avery Communications (30.1% of total investments
 and 29.5% of net assets)                                                           8.83%                      1,644,327  2,727,267
   (Telecommunications)                                                            (fully
                                                                                diluted basis)

Excom Ventures, LLC (1.1% of total investments and 1.1%            Units           13.33%           100,000      100,000    100,000
 of net assets)
OTHER INVESTMENTS

Data Downlink Corporation (11.0% of total investments      Convertible Preferred    1.68%           321,543    1,000,000  1,000,000
 and 10.8% of net assets)                                          Stock
  (Internet-based information provider)

Go America Inc. (50.2% of total investments and 49.2%          Common Stock         1.10%           514,784      499,750  4,552,621
 of net assets)
    (Wireless internet service provider)

Structured Web, Inc. (3.9% of total investments and        Convertible Preferred    2.02%           188,425      350,000    350,000
 3.8% of net assets)                                               Stock
    (Internet-based application service provider)


  TradingNews, Inc ......................................       Common stock                         72,000       13,125

  TradingNews, Inc ......................................  Convertible Preferred                    249,999       75,000
                                                                   Stock
  TradingNews, Inc ...................................... Convertible Promissory
                                                                Note 10%(2)                         212,500      212,500
                                                                                                                 -------

Total Trading News, Inc. (3.3% of total investments
 and 3.2% of net assets)                                                            2.65%                        300,625    300,625
  (Investment information provider)                                                                             --------    -------

Total Other Investments .......................................................................                2,150,375  6,203,246
                                                                                                               ---------  ---------

  Total Investments, at Fair Value ............................................................               $4,334,761 $9,030,513
                                                                                                              ========== ==========

------------------------------------------------------------------------------------------------------------------------------------

   (1) Book cost equals tax cost for all investments
   (2) Income producing security

   The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000

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

The Corporation paid no interest during the nine months ended September 30, 2000 and 1999, and paid income taxes of $2,000 during the nine months ended September 30, 1999.

At September 30, 2000, the Corporation held cash and cash equivalents primarily in overnight commercial paper and money market funds at two commercial banking institutions.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

3.  INCOME TAXES

For the nine months ended September 30, 2000 and 1999, Franklin's tax (provision) benefit was based on the following:

                                                         2000           1999
                                                     -----------    -----------
Net investment loss from operations ..............   $(1,666,073)   $(1,004,579)
Net realized gain on portfolio of investments ....     1,115,935        418,228
(Decrease) increase in unrealized appreciation ...      (392,283)       306,561
                                                     -----------    -----------
     Pre-tax book loss ...........................   $  (942,421)   $  (279,790)
                                                     ===========    ===========

                                                         2000           1999
                                                     -----------    -----------
Tax benefit at 34% on $(942,421) and
  $(279,790) respectively ........................   $   320,000    $    95,000
State and local, net of Federal benefit ..........       (20,000)         1,000
Book losses for which no benefit is provided .....      (141,000)       (95,000)
                                                     -----------    -----------
                                                     $   139,000    $     1,000
                                                     ===========    ===========

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The components of the tax provision (benefit) are as follows:

                                                         2000           1999
                                                     -----------    -----------
Current state and local tax provision ............   $   (20,000)   $     1,000
Deferred tax benefit .............................       159,000             --
                                                     -----------    -----------
Provision benefit for income taxes ...............   $   139,000    $     1,000
                                                     ===========    ===========

Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At September 30, 2000 and December 31, 1999, significant deferred tax assets and liabilities consist of:


                                                          Asset (Liability)
                                                    ---------------------------
                                                    September 30,   December 31,
                                                         2000           1999
                                                     -----------    -----------
Deferred Federal and state benefit from
  net operating loss carryforward ................   $ 1,781,000    $ 1,481,000
Deferred Federal and state provision on unrealized
  appreciation of investments ....................    (1,973,000)    (1,832,000)
                                                     -----------    -----------
Deferred taxes ...................................   $  (192,000)   $  (351,000)
                                                     ===========    ===========

At December 31, 1999, Franklin had net operating loss carryforwards for income tax purposes of approximately $4,115,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $1,481,000.

4.  STOCKHOLDERS' EQUITY

The Accumulated Deficit at September 30, 2000, consists of accumulated net realized gains of $4,569,000 and accumulated investment losses of $9,240,000.

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

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 525,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. The Corporation issued 30,069 shares of stock from treasury pursuant to an investment made by Franklin on January 25, 1999. On September 30, 1999, 28,566 of these shares were canceled and placed back into treasury (see Note 6 - Transactions with

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Affiliates). During the nine months ended September 30, 2000, Franklin purchased 26,050 shares of its common stock. On May 9, 2000, 17,399 shares were issued from treasury pursuant to the exercise of options by one of Franklin's officers. On September 11, 2000, 14,369 shares were issued from treasury pursuant to the exercise of options by one of Franklin's officers. As of September 30, 2000, Franklin had repurchased 452,650 shares of its Common Stock of which 404,379 shares remain in treasury.

5.  COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease, which provides for annual minimum rental payments as follows:

December 31,
2000................................................................... $149,600
2001...................................................................  149,600
2002...................................................................  149,600
2003...................................................................  149,600
                                                                        --------
                                                                        $598,400
                                                                        ========

Rent expense for the nine months ended September 30, 2000, and 1999 was $72,452 and $64,920 respectively. For the nine months ended September 30, 2000 and 1999, the Corporation collected rents of $34,000 and $41,532 respectively, from subtenants under month-to-month leases, for a portion of its existing office space, which is reflected as a reduction in rent expense for that period. A portion of the amount collected from subtenants during the nine months ended September 30, 2000, was received from a corporation included in Franklin's investment portfolio at September 30, 2000.

6. TRANSACTIONS WITH AFFILIATES

On June 26, 2000, the Corporation invested $100,000 in Excom Ventures, LLC. ("Excom"). Excom was formed as a holding company for the purpose of investing in Expert Commerce, Inc. ("Expert Commerce") a Business-to-Business purchase evaluation engine that simulates the way people make decisions.

In January 1999, Franklin formed eCom Capital Corporation ("eCom"), a wholly owned subsidiary of Franklin, for the purposes of investing in Internet related ventures. On January 25, 1999, eCom invested a total of $387,500 in eMattress.com Inc. ("eMattress"), consisting of $175,000 worth of Franklin common stock (30,069 shares from treasury stock valued at the Net Asset Value on the date of the transaction) and $212,500 in cash. In August 1999, Franklin invested an additional $87,500 in eCom, pursuant to this transaction, eMattress was merged into eCom and 28,566 shares of Franklin common stock valued at $166,252 were returned to Franklin's treasury. In November 1999, Franklin invested an additional $75,000 into eMattress and as a result of this transaction Franklin owned 87.2% of eMattress. During the third quarter 2000, eMattress ceased operations and is in the process of legally dissolving. Franklin has written off its investment including a loan of $56,311 that was determined to be non-collectible. Franklin's unrealized gains as of September 30, 2000 are net of unrealized losses related to eMattress of $440,059.

During the nine months ended September 30, 2000, Franklin sold 177,500 shares of Avery for total proceeds of $357,013 realizing a gain of $165,254. At September 30, 2000, Franklin owned 7.05% of Avery Communications on a fully diluted basis, and 13.8% of Avery Communications on a primary basis.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

On May 9, 2000, one of Franklin's officers made a cash-less exercise of 29,062 options resulting in a non-cash charge to compensation expense of $197,188. On September 11, 2000, one of Franklin's officers made a cash-less exercise of 29,062 options resulting in a non-cash charge to compensation expense of $129,317.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                        Nine Months Ended
                                                  ------------------------------
Net decrease in net assets from operations:       September 30,    September 30,
                                                      2000             1999
                                                  -------------    -------------
As reported                                        $(803,422)       $(278,848)
Pro forma                                          $(848,409)       $(304,123)

Net decrease in net assets per common share:
As reported                                        $   (0.74)       $   (0.25)
Pro forma - Basic and Diluted                      $   (0.78)       $   (0.27)

                                                  September 30,    September 30,
                                                      2000             1999
                                                  -------------    -------------
Net Asset Value per share:
As reported                                        $    8.40        $    5.41
Pro forma - Basic                                  $    8.36        $    5.39
Pro forma - Diluted                                $    7.50        $    5.39

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                  September 30,    September 30,
                                                      2000             1999
                                                  -------------    -------------
          Stock volatility                              41.3%            30.0%
          Risk-free interest rate                        5.5%             5.5%
          Option term in years                             4                4
          Stock dividend yield                            --               --

The following is a summary of the status of the Stock Option Plans during the nine months ended:

                                        September 30, 2000    September 30, 1999
                                        ------------------    ------------------
                                                  Weighted              Weighted
                                                   Average               Average
                                                  Exercise              Exercise
                                         Shares     Price      Shares     Price
                                         ------   --------     ------   -------
Outstanding at beginning
  of period                              65,625     $ 4.59     52,500     $4.67
Granted                                  39,375     $11.27     15,000     $3.83
Exercised                                58,124     $ 4.55         --        --
Forfeited                                    --         --         --        --
Expired                                      --         --         --        --
                                         ------                ------
Outstanding at end of period             46,876     $10.25     67,500     $4.48
                                         ======                ======
Exercisable at end of period             18,125     $11.61     45,000     $4.53
                                         ======                ======
Weighted average fair value
  of options granted                     $ 2.58                 $1.65

The options issued under the SIP have a remaining contractual life of 8.25 years. The options issued under the SOP have a remaining contractual life of 9.4 years.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

8. NET INCREASE IN NET ASSETS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                                              Nine Months Ended               Three Months Ended
                                                                            -------------------------------------------------------
                                                                                 September 30,                  September 30,
                                                                              2000           1999            2000           1999
                                                                            -------------------------------------------------------
Numerator:
  Net decrease in net assets attributable to
     common stockholders per share                                          ($803,422)     ($278,848)     ($2,066,413)    ($408,975)
  Preferred stock dividends                                                   (69,845)            --          (28,787)           --
                                                                            ---------      ---------      -----------     ---------
  Numerator for basic earnings per share -
    net loss available for common stockholders                              ($873,267)     ($278,848)     ($2,095,200)    ($408,975)
  Effect of dilutive securities:
    Preferred stock dividends                                                  69,845             --           28,787            --
                                                                            ---------      ---------      -----------     ---------
  Numerator for diluted earnings per share -
    net decrease in net assets available for common
    stockholders after assumed conversions                                  ($803,422)     ($278,848)     ($2,066,413)    ($408,975)
                                                                            =========      =========      ===========     =========

Denominator:
  Denominator for basic decrease in net assets from
    operations - weighted - average shares                                  1,092,779      1,134,431        1,092,346     1,124,138
                                                                            =========      =========      ===========     =========

Basic and diluted net decrease in net assets attributable
    to common stockholders                                                     ($0.74)        ($0.25)          ($1.89)       ($0.36)
                                                                            =========      =========      ===========     =========

Diluted net decrease in net assets  attributable  to common  stockholders is not
presented   since  the  effect  of  all  potentially   dilutive   securities  is
anti-dilutive.

9.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, including the issuance of treasury stock for September 30, 1999, as discussed in
Note 6 and excluding short term investments, aggregated $1,836,678 and $1,544,024 respectively, for the nine months ended September 30, 2000; $1,518,549 and $1,876,913 respectively, for the nine months ended September 30, 1999.

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

FINANCIAL CONDITION

     The Corporation's total assets and net assets were, respectively, $9,686,281 and $9,198,405 at September 30, 2000 versus $8,995,965 and $8,440,382 at December 31, 1999. Net asset value per share was $8.40 ($7.54 diluted) at September 30, 2000 versus $7.70 ($7.55 diluted) at December 31, 1999.

     The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                          SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                          ------------------   -----------------
Investments, at cost                          $4,369,436          $2,971,347
Unrealized appreciation, net of
  deferred taxes                               4,503,752           4,737,035
                                              ----------          ----------
Investments, at fair value                    $8,814,188          $7,708,382
                                              ==========          ==========

INVESTMENTS

     The Corporation has an investment in Avery Communications Corporation ("Avery Communications") valued at $2,727,267 at September 30, 2000, which represents 28.2% of the Corporation's total assets and 29.5% of its net assets. Its common stock is quoted on the OTC Electronic Bulletin Board under the symbol "ATEX". Avery Communications is the public parent of two companies, Primal Solutions, Inc. ("Primal") and HBS Billing Service, Ltd ("HBS"), both of which operate in the telecommunications industry. Primal, based in Irvine, California, is a leading provider of Web-based integrated customer management and intelligence solutions that allow rapidly evolving communications and Internet service providers to stay connected with and grow their customers. It does this through an integrated suite of applications that can track and analyze customer behavior and preferences, collect usage information, and support billing and customer care back-office requirements, including those of emerging IP billing markets. HBS, based in San Antonio, Texas is a nationwide provider of a comprehensive range of Local Exchange Carrier (LEC) Billing and Collection services through an established billing network of more than 1,300 LECs. HBS has built strong billing and collection relationships with all Regional Bell Operating Companies (RBOCs), GTE, AllTel, Sprint, and several hundred independent telephone companies throughout the United States. Through these billing agreements, HBS provides clearinghouse billing services to its clients for a variety of telecommunication-related services and products, including Direct Dialed 1+, Dial-Around 10-10-xxx, and qualified non-regulated telecommunication services. On August 10, 2000, Avery announced that it had revised its previously stated plan to spin-off its HBS Subsidiary to its shareholders. Pending regulatory approval, under the new plan Avery shareholders of record on October 23, 2000 will receive one share of stock in Primal for every one Avery common share held on the record date. Primal has filed a registration statement with the Securities and Exchange Commission to register the Primal shares to be issued in the spin-off. Avery anticipates that the distribution will be completed by November 30, 2000, assuming all necessary approvals are obtained.

     During the nine months ended September 30, 2000, Franklin sold 177,500 shares of Avery for total proceeds of $357,013 realizing a gain of $165,254. Franklin's remaining shares represent 13.80% of Avery Communications outstanding voting stock on a primary share basis and 7.85% on a fully diluted basis. Stephen L. Brown and Spencer L. Brown, officers of Franklin, did not stand for re-election on Avery Communications Board of Directors at the annual meeting held on September 13, 2000 and are no longer members of the Avery Communications Board of Directors. Spencer L. Brown serves on the Primal Board of Directors.

     At September 30, 2000, the Corporation had an investment in Data Downlink Corporation ("Data Downlink") valued at $1,000,000, which represents 10.3% of the Corporation's total assets and 10.8% of its net assets. Data Downlink, headquartered in New York and London, is a leading provider of Internet-based online information services. Data Downlink provides a service called .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuite(TM), a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbook(TM), a tool for company peer analysis; and Portal B(TM), a fully integrated business information portal.

     On April 20, 2000, the Corporation purchased $1,000,000 worth of Data Downlink Series F Preferred Stock. In connection with this investment, Franklin was granted observer rights for Data Downlink Board of Directors meetings.

     At September 30, 2000, the Corporation had an investment in Excom Ventures, LLC ("Excom") valued at $100,000, which represents 1.0% of the Corporation's total assets and 1.1% of its net assets. Excom was formed as a holding company for the purpose of investing in Expert Commerce, Inc. ("Expert Commerce"). Expert Commerce is a Business-to-Business purchase evaluation engine that simulates the way people make decisions. Based on intelligent and proven technology, the engine helps structure complex decisions and provides an audit trail to justify transactions, empowering buyers to make purchase decisions with confidence.

     On June 26, 2000, the Corporation purchased $100,000 worth of Excom Units.

     At September 30, 2000 the Corporation owned 514,784 shares of common stock of Go America, Inc. ("Go America"), a wireless internet service provider valued at $4,552,621, which represents 47.0% of the Corporation's total assets and 49.2% of its net assets. Go America is a leading provider of nationwide wireless Internet services. Go America enables business and individual subscribers to access remotely the Internet, email and corporate intranets in real time through a wide variety of mobile computing and communications devices. Go America's Wireless Internet Connectivity Center offers subscribers comprehensive and flexible mobile data solutions for wireless Internet access by providing wireless network services, mobile devices, software and subscriber service and support.

     The Corporation made an initial purchase of $25,000 worth of Go America common stock in 1996. The Corporation made additional purchases of common stock of $25,000 and $324,740 in 1998 and in November 1999, respectively. Additionally, in November 1999, the Corporation purchased $125,000 of convertible preferred stock. On April 7, 2000, Go America's common stock began trading on the NASDAQ National Market. All of the convertible preferred stock owned by Franklin was converted to common on this date as well. Franklin signed a lockup agreement and is restricted from selling any of its Go America shares prior to October 4, 2000.

     At September 30, 2000, the Corporation had an investment in Structured Web, Inc. ("Structured Web") valued at $350,000, which represents 3.6% of the Corporation's total assets and 3.8% of its net assets. Structured Web develops web building blocks to enable small businesses to create and manage their own digital nerve system easily and at an affordable price. Structured Web's object-based proprietary technology enables customers to choose from a growing selection of "WebBlocks" including content, communication, commerce and services.

     On August 8, 2000, the Corporation purchased $350,000 worth of Structured Web convertible preferred stock. In connection with this investment, Franklin was granted observer rights for Structured Web Board of Directors meetings.

     At September 30, 2000, the Corporation had an investment in TradingNews, Inc. ("TradingNews"), D/B/A M4Logic ("M4Logic") valued at $300,625, which represents 3.1% of the Corporation's total assets and 3.2% of its net assets. M4Logic is a provider of financial market intelligence for retail investors based on price and volume movement. M4Logic scans every trade on major stock exchanges for important technical signals. These signals, published instantly on the World Wide Web as easy to understand news headlines, help investors identify key market entry and exit points, spot market trends, and grasp the feel of the market.

     During 1999, the Corporation purchased $75,000 worth of TradingNews convertible preferred stock. In connection with this investment, Stephen L. Brown was appointed to the TradingNews six member Board of Directors. In January 2000 the Corporation invested an additional $13,125 for 72,000 shares of TradingNews common stock. In February 2000, the Corporation invested an additional $170,000 for a Convertible Promissory Note from TradingNews, Inc. This note pays interest at 10% per annum and is convertible into preferred stock. In August 2000, the Corporation invested an additional $42,500 for a Convertible Promissory Note from TradingNews, Inc. This note pays interest at 10% per annum and is convertible into preferred stock.

     During the third quarter of 2000 eMattress ceased operations and Franklin has written off its entire investment including a loan of $56,311 that was determined to be non-collectible. eMattress is in the process of filing for dissolution.

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

     The Corporation had interest and dividend income of $71,634 and $53,170 for the nine months ended September 30, 2000 and 1999, respectively. The increase in interest and dividend income for the nine months ended September 30, 2000 when compared to September 30, 1999, was primarily the result of Franklin having more cash on hand during the nine months ended September 30, 2000.

     Operating expenses were $1,759,707 and $1,057,749 for the nine months ended September 30, 2000 and 1999, respectively. A majority of the Corporation's operating expenses consist of employee compensation, (which for the nine months ended September 30, 2000 included a non-cash charge of $326,505 due to the exercise of incentive options) office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Professional fees consist of general legal fees, audit and tax fees and investment related legal fees.

     Net investment losses from operations were $1,666,073 and $1,004,579 for the nine months ended September 30, 2000 and 1999, respectively.

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

NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS:

     During the nine months ended September 30, 2000 and 1999, the Corporation realized net gains before taxes of $1,115,935 and $418,228 respectively, from the disposition of various investments.

UNREALIZED APPRECIATION OF INVESTMENTS:

     Unrealized appreciation of investments, net of deferred taxes, decreased by $233,283 during the nine months ended September 30, 2000, primarily from the realization of gains in CIC and by a decrease in the value of Franklin's investment in Avery. This decrease was partially offset by unrealized gains due to the increase in value of Franklin's investment in Go America.

     Unrealized appreciation of investments, net of deferred taxes, increased by $306,561 during the nine months ended September 30, 1999, primarily from unrealized gains due to the increase in value of Franklin's investments in CIC and Go America.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation's reported total cash and cash equivalents, accrued interest and accounts receivable and marketable investment securities (the primary measure of liquidity) at September 30, 2000 was $548,813 compared to $1,710,087 at December 31, 1999. Management believes that these assets along with Franklin's investments in Avery Communication's and Go America's publicly traded common stock provide the Corporation with sufficient liquidity for its operations.

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

     All investments owned by the Corporation are marked at fair value at September 30, 2000. For those investments that do not have a ready market, the Corporation has received valuation information from either an independent third party or the investee corporation itself. The Corporation has no off-balance sheet investments or hedging instruments.

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

Item 3.   Defaults Upon Senior Securities Holders
                   None

Item 4.   Submission of Matters to a Vote of Security Holders
                   None

Item 5.   Other Information
                   None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits. The exhibits which are filed with the Form 10-Q or incorporated herein by reference are set for in the Exhibit Index on page 22.

          (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first nine months of 2000.


                                    SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FRANKLIN CAPITAL CORPORATION

Date: November 13, 2000                     By: /s/ HIRAM M. LAZAR
                                                --------------------------------
                                                    Hiram M. Lazar
                                                    CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

(27) -- Financial Data Schedule