Form 10-K
period 2000-12-31
FRANKLIN CAPITAL CORP
filed 2001-03-30
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                          Commission File No.  1-9727
December 31, 2000                                                      -------


                          Franklin Capital Corporation
               (Exact name of registrant specified in its charter)

         Delaware                                       13-3419202
---------------------------                  -------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

450 Park Avenue, 10th Floor, New York, New York                      10022
-----------------------------------------------               -----------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code        (212) 486-2323
                                                     ------------------------

         Securities registered pursuant to Section 12(b) of the Act:
                                       Common Stock, $1.00 par value
         Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2001 was $3,698,716 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock outstanding as of February 28, 2001 was 1,096,900.

                                TABLE OF CONTENTS

PART I
         Item 1.  Business
         Item 2.  Properties
         Item 3.  Legal Proceedings
         Item 4.  Submission of Matters to a Vote of Security Holders

PART II
         Item 5.  Market for Corporation's Common Equity and Related Stockholder Matters
         Item 6.  Selected Financial Data
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations
         Item7a.  Quantitative and Qualitative Disclosures about Market Risk
         Item 8.  Financial Statements and Supplementary Data
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure

PART III
         Item 10. Directors and Executive Officers of the Corporation
         Item 11. Executive Compensation
         Item 12. Security Ownership of Certain Beneficial Owners and Management
         Item 13. Certain Relationships and Related Transactions

PART IV
         Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

                           FORWARD LOOKING STATEMENTS

WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES,"EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

         The operating strategy of providing managerial assistance to companies in which the Corporation invests has been pursued by Franklin since 1992. This strategy is consistent with the legislative intent behind the statutory framework governing business development companies under the 1940 Act. The Business Development Company ("BDC") structure is available for companies that are engaged in the business of furnishing capital and managerial expertise to other companies that might not otherwise have access to such capital. In light of this operating strategy and the Corporation's long-term objectives, management and the Board of Directors determined that it was in the best interests of the shareholders to explore the feasibility of electing to be regulated as a BDC.

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


-------------------------------------------------------------------------------

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

PORTFOLIO OF INVESTMENTS

         The Corporation invests primarily in equity securities, for example common stock, preferred stock, convertible preferred stock or other equity derivatives such as options, warrants or rights to acquire stock. As of December 31, 2000, the Corporation's portfolio of investments is a composite of illiquid investments in developing companies and securities in publicly traded developing companies.

         The Corporation has invested a substantial portion of its assets in private development stage or start-up companies. The current portfolio is invested principally but not exclusively in securities issued by companies involved in early stage high technology sectors such as wireless communications, other telecommunications services, Internet software and information services.

         The Corporation generally favors investments in private companies that it believes can achieve the necessary size, profitability, management depth and sophistication to become public companies or become candidates for acquisition by merger or otherwise. The Corporation seeks to enable its stockholders to participate in investments not typically available to the public due to the private nature of a substantial majority of the Corporations portfolio companies, the size of the financial commitment often required in order to participate in such investments, and/or the experience, skill and time commitment required to identify and take advantage of these investment opportunities.

         The Corporation offers managerial assistance to its private portfolio companies and expects that it will play a role in setting corporate strategies and advising such companies regarding important decisions affecting their businesses, including potential acquisitions, recruiting key managers, and securing equity and debt financing.

         Generally, most of the Corporation's investments are, and the Corporation anticipates that they will continue to be, in small to medium sized companies with total assets or annual sales under $500 million. Many of these companies may have very limited operating histories. Each investment includes portfolio companies that have the potential for substantial growth in sales and earnings. The Corporation seeks to identify companies that management believes have significant opportunities in the industry sectors they serve or that have devised innovative products, services or ways of doing business that afford them a distinct competitive advantage. Such companies might achieve growth either internally or by acquisition.

ILLIQUIDITY OF INVESTMENTS

         A majority of the Corporation's investments consist of securities acquired directly from the issuer in private transactions. They may be subject to restrictions on resale or otherwise be illiquid. Franklin anticipates that there may not be an established trading market for such securities. Additionally, many of the securities that the Corporation may invest in will not be eligible for sale to the public without registration under the Securities Act of 1933, as amended, which could prevent or delay any sale by the Corporation of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. Further, even if a portfolio company (hereinafter referred to as an "investee") registers its securities and becomes a reporting corporation under the Securities Exchange Act of 1934, the Corporation may be considered an insider by virtue of its board representation and would be restricted in sales of such corporation's securities.

MANAGERIAL ASSISTANCE

         The Corporation believes that providing managerial assistance to its investees is critical to its business development activities. "Making available significant managerial assistance" as defined in the 1940 Act with respect to a BDC such as Franklin means (a) any arrangement whereby a BDC, through its directors, officers, employees or general partners, offers to provide, and if accepted, does so provide significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company; or (b) the exercise of a controlling influence over the management or policies of a portfolio company by a BDC acting individually or as a part of a group acting together which controls such portfolio Corporation. The Corporation, as a BDC, is required by the 1940 Act to make significant managerial assistance available at least with respect to investees that the Corporation treats as qualifying assets for purposes of the 70 percent test (see "Regulation"). The nature, timing and amount of managerial assistance provided by the Corporation vary depending upon the particular requirements of each investee company.

         In connection with its managerial assistance, the Corporation may be represented by one or more of its officers or directors on the board of directors of an investee. The Corporation's goal is to assist each investee company in establishing its own independent and effective board of directors and management.

NEED FOR FOLLOW-ON INVESTMENTS

         Following its initial investments in investees, the Corporation has made and anticipates that it will continue to make additional investments in such investees as "follow-on" investments, in order to increase its investment in an investee, and may exercise warrants, options or convertible securities that were acquired in the original financing. Such follow-on investments may be made for a variety of reasons including: 1) to increase the Corporation's exposure to an investee, 2) to acquire securities issued as a result of exercising convertible securities that were purchased in a prior financing, 3) to preserve or reduce dilution of Franklin's proportionate ownership in a subsequent financing, or 4) in an attempt to preserve or enhance the value of the Corporation's investment. There can be no assurance that the Corporation will make follow-on investments or have sufficient funds to make such investments; the Corporation will have the discretion to make any follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of an investee and the Corporation's initial investment, or may result in a missed opportunity for the Corporation to increase its participation in a successful operation. Even if the Corporation has sufficient capital to make a desired follow-on investment, the Company may, under certain circumstances be inhibited from doing so if such an investment would result in non-compliance with BDC regulations.

COMPETITION

         Numerous companies and individuals are engaged in the venture capital business and such business is extremely competitive. The Corporation competes for attractive investment opportunities with venture capital partnerships and corporations, merchant banks, venture capital affiliates of industrial and financial companies, Small Business Investment Companies, other investment companies, pension plans, other BDCs and private individual investors. Many of these competitors have significantly greater resources and managerial capabilities than the Corporation to obtain access to venture capital investments. There can be no assurance that the Corporation will be able to compete against those competitors for attractive investments.

DETERMINATION OF NET ASSET VALUE

         Security investments which are publicly traded on a national exchange or Nasdaq Stock Market are stated at the last reported sales price on the day of valuation, or if no sale was reported on that date, then the securities are stated at the last quoted bid price. The Board of Directors of the Corporation (the "Board of Directors") may determine, if appropriate, to discount the value where there is an impediment to the marketability of the securities held.

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

EMPLOYEES

         At December 31, 2000, the Corporation had six employees.

REGULATION

         The Corporation is not a registered investment company. However, as a BDC it is subject to regulation under the 1940 Act, including many of the same provisions that apply to registered investment companies. The following is a brief description of the provisions of the 1940 Act applicable to the Corporation.

         Generally, to be eligible to elect BDC status, a corporation must primarily engage in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such portfolio companies are termed "eligible portfolio companies." More specifically, in order to qualify as a BDC, a corporation must
(i) be a domestic corporation; (ii) have registered a class of its securities or have filed a registration statement with the SEC pursuant to Section 12 of the Securities Exchange Act of 1934; (iii) operate for the purpose of investing in the securities of certain types of portfolio companies, namely, immature or emerging companies and businesses suffering or just recovering from financial distress (see following paragraph); (iv) make available significant managerial assistance to such portfolio companies; (v) have a majority of directors who are not "interested persons" (as defined in the 1940 Act) and (vi) file (or, under certain circumstances, intend to file) a proper notice of election with the SEC.

         An eligible portfolio company generally is a domestic corporation that is not an investment company and that does not have a class of securities registered on which margin credit can be extended or is actively controlled by a BDC and has an affiliate of a BDC on its board of directors. Control under the 1940 Act is presumed to exist where a BDC owns more than 25 percent of the outstanding voting securities of the investee.

         The 1940 Act restricts BDC investments in certain types of companies, such as brokerage firms, insurance companies, investment banking firms and investment companies. Moreover, the 1940 Act requires that at least 70 percent of the value of the Corporation's assets consist of qualifying assets.
Qualifying assets include: (i) securities of companies that were eligible portfolio companies at the time such company acquired their securities; (ii) securities of bankrupt or insolvent companies that were eligible at the time of such company's initial investment in those companies; (iii) securities received in exchange for or distributed in or with respect to any of the foregoing and
(iv) cash items, government securities and high quality short-term debt. The 1940 Act also places restrictions on the nature of the transactions in which, and the persons for whom, securities can be purchased in order for the securities to be considered qualifying assets.

         The Corporation is permitted by the 1940 Act, under specified conditions, to issue multiple classes of senior debt and a single class of preferred stock if its asset coverage, as defined in the 1940 Act, is at least 200 percent after the issuance of the debt or the preferred stock (i.e., such senior securities may not be in excess of 50 percent of its net assets). If the value of the Corporation's assets, as defined, were to increase through the issuance of additional capital stock or otherwise, the Corporation would be permitted under the 1940 Act to issue senior securities. These securities may be convertible into common stock subject to various statutory limitations. On February 22, 2000, the Corporation issued $1,645,000 worth of preferred stock with a 7% coupon convertible into the Corporation's common stock at $13.33 per share. The preferred stock is convertible into common stock at the discretion of the preferred stock holder beginning one year after issuance and continuing until 10 years after issuance. The Corporation at the time of the issuance and as of the date of this filing complied with the 1940 Act provisions relating to the issuance of convertible preferred stock.

         Certain transactions involving certain closely affiliated persons of the Corporation, including its directors, officers, and employees, may require the prior approval of the SEC. The 1940 Act generally does not restrict transactions between the Corporation and its portfolio companies. A BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraws its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined in the 1940 Act) of its outstanding voting securities. The Corporation is entitled to change its diversification status without stockholder approval.

         The Corporation is permitted to adopt either a profit-sharing plan pursuant to which management (including disinterested directors) could receive up to 20% of the net after-tax profits of the Corporation or an option plan covering up to 20% of the stock of the Corporation. Presently the Corporation has an option plan in effect covering 46,875 shares (4.1% on a diluted basis).

RISK FACTORS

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


         INVESTING IN THE CORPORATION'S STOCK IS HIGHLY SPECULATIVE AND YOU COULD LOSE SOME OR ALL OF THE AMOUNT YOU INVEST

         The value of the Corporation's common stock may decline and may be affected by numerous market conditions, which could result in the loss of some or all of your investment in the Corporation's shares. The securities markets frequently experience extreme price and volume fluctuation which affect market prices for securities of companies generally, and technology companies in particular. Because of the Corporation's focus on the technology sector, its stock price is likely to be impacted by these market conditions. General economic conditions and general conditions in the Internet and information technology and other high technology industries will also affect the Corporation's stock price.

         INVESTING IN THE CORPORATION'S SHARES MAY BE INAPPROPRIATE FOR YOUR RISK TOLERANCE

          Investing in the Corporation's shares may be inappropriate for your risk tolerance. The Corporation's investments in accordance with its investment objective and principal strategies may result in an above average amount of risk and volatility or loss of principal. The Corporation's investments in portfolio companies are highly speculative and aggressive and, therefore, an investment in its shares may not be suitable for you.

         THE MARKET FOR VENTURE CAPITAL INVESTMENTS IS HIGHLY COMPETITIVE. IN SOME CASES, THE CORPORATION'S STATUS AS A BUSINESS DEVELOPMENT COMPANY MAY HINDER ITS ABILITY TO PARTICIPATE IN INVESTMENT OPPORTUNITIES.

         The Corporation faces substantial competition in its investing activities from private venture capital funds, investment affiliates of large industrial, technology, service and financial companies, small business investment companies, wealthy individuals and foreign investors. As a business development company, the Corporation is required to disclose quarterly the name and business description of portfolio companies and value of any portfolio securities. Most of the Corporation's competitors are not subject to this disclosure requirement. The Corporation's obligation to disclose this information could hinder its ability to invest in certain portfolio companies. Additionally, other regulations, current and future, may make the Corporation less attractive as a potential investor to a given portfolio company than a private venture capital fund not subject to the same regulations.

         REGULATORY RISKS

         Securities and tax laws and regulations governing the Corporation's activities may change in ways negative to the Corporation's and its shareholders' interests and interpretations of such laws and regulations may change with unpredictable consequences.

         THE CORPORATION IS DEPENDENT UPON KEY MANAGEMENT PERSONNEL FOR FUTURE SUCCESS

         The Corporation is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its senior management and other management members.

The future success of the Corporation depends to a significant extent on the continued service and coordination of its senior management team, particularly the Chairman and Chief Executive Officer. The departure of any of the executive officers or key employees could materially adversely affect the Corporation's ability to implement its business strategy. The Corporation does not maintain key man life insurance on any of its officers or employees.

         INVESTMENT IN SMALL, PRIVATE COMPANIES

         There are significant risks inherent in the Corporation's venture capital business. The Corporation has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Corporation has been risk seeking rather than risk averse in its approach to venture capital and other investments. Neither the Corporation's investments nor an investment in the Corporation is intended to constitute a balanced investment program. The Corporation has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.

         ILLIQUIDITY OF PORTFOLIO INVESTMENTS

         Most of the investments of the Corporation are or will be equity securities acquired directly from small companies. The Corporation's portfolio of equity securities are and will usually be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Corporation's portfolio of equity securities may adversely affect the ability of the Corporation to dispose of such securities at times when it may be advantageous for the Corporation to liquidate such investments.

         THE INABILITY OF THE CORPORATION'S PORTFOLIO COMPANIES TO SUCCESSFULLY MARKET THEIR PRODUCTS WOULD HAVE A NEGATIVE IMPACT ON ITS INVESTMENT RETURNS

         Even if the Corporation's portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the Corporation's portfolio companies may not be successful.

         VALUATION OF PORTFOLIO INVESTMENTS

         There is typically no public market of equity securities of the small private companies in which the Corporation invests. As a result, the valuation of the equity securities in the Corporation's portfolio is subject to the good faith determination of the Corporation's Board of Directors. In the absence of a readily ascertainable market value, the estimated value of the Corporation's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the Corporation's statement of operations as "Change in unrealized appreciation on investments."

         FLUCTUATIONS OF QUARTERLY RESULTS

         The Corporation's quarterly operating results could fluctuate as a result of a number of factors. These include, among others, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Corporation encounters competition in its markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

ITEM 2.  PROPERTIES

         Franklin maintains its offices at 450 Park Avenue, 10th Floor, New York, New York 10022, where it leases approximately 3,600 square feet of office space pursuant to a lease agreement expiring December 31, 2003. As of December 31, 2000, Franklin had a sublet arrangement with one subtenant for a portion of Franklin's office space.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The   Corporation  did  not  submit  any  matters  to  a  vote  of  its stockholders during the fourth quarter of the 2000 fiscal year.

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

         2000 QUARTER ENDING            LOW               HIGH

         March 31                       $  6.833          $ 31.000
         June 30                        $  7.333          $ 21.000
         September 30                   $  8.250          $  9.500
         December 31                    $  7.500          $  8.750

         1999 QUARTER ENDING            LOW               HIGH

         March 31                       $  3.083          $  4.167
         June 30                        $  3.333          $  5.000
         September 30                   $  3.333          $  3.917
         December 31                    $  3.417          $  7.417

DIVIDENDS

         The Corporation paid $98,633 in dividends to preferred stockholders during 2000 and did not pay dividends to common stockholders during the past two years.

RECENT SALES OF UNREGISTERED SECURITIES

         On February 22, 2000, the Corporation issued 16,450 shares of unregistered convertible preferred stock under Section 4(2) of the Securities Exchange Act of 1934 as a private placement at a price of $100 per share. The convertible preferred stock was issued with a 7% coupon convertible into the Corporation's common stock at $13.33 per share. The preferred stock is convertible into common stock at the discretion of the preferred stock holder beginning one year after issuance and continuing until 10 years after issuance.

         The preferred  stock  offered was purchased by officers,  directors and
other  accredited  investors.   (See  Item  12  Security  Ownership  of  Certain
Beneficial Owners and Management).

STOCKHOLDERS

         As of February 28, 2001, there were 599 registered shareholders of record of the Corporation's common stock. The Corporation has 5,000,000 shares of common stock authorized, of which 1,505,888 are issued and 1,096,900 are outstanding at February 28, 2001. The Corporation has 5,000,000 shares of convertible preferred stock authorized, of which 16,450 were issued on February 22, 2000 and are outstanding at February 28, 2001. (See section on Liquidity and Capital Resources for details of preferred stock.)

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables should be read in conjunction with the Financial Statements included in Item 8 of this form 10-K.

BALANCE SHEET DATA
FINANCIAL POSITION AS OF DECEMBER 31:

                                                      2000          1999           1998          1997*           1996
                                                   -----------   -----------    -----------   ------------    ------------
Total assets                                       $ 5,766,712   $ 8,995,965    $ 6,548,696   $  7,718,458    $ 11,798,044

Liabilities                                        $   187,632   $   555,583    $   233,143   $    375,326    $  1,921,475

Net asset value                                    $ 5,579,080   $ 8,440,382    $ 6,315,553   $  7,343,132    $  9,876,569

Basic net asset value per share                    $      5.08   $      7.70    $      5.61   $       6.11    $       8.22
Diluted net asset value per share                  $      4.57   $      7.55    $      5.61   $       6.11    $       8.22
Shares outstanding                                   1,098,200     1,095,882      1,126,029      1,201,797       1,201,797
OPERATING DATA FOR THE YEAR ENDED DECEMBER 31:
                                                       2000**        1999           1998           1997            1996
                                                   -----------   -----------    -----------   ------------    ------------
Investment income                                  $   115,015   $    72,382    $   262,323   $    497,021    $    852,211

Expenses                                           $ 2,372,797   $ 1,621,780    $ 1,620,408   $  2,400,850    $  2,406,102

Net investment loss from operations                $(2,257,782)  $(1,549,398)   $(1,357,085)  $ (1,903,829)   $ (1,553,891)

Net realized gain on investments,
      net of income taxes                          $ 1,215,875   $   688,259    $ 1,628,004    $ 3,105,165    $     95,085

Net (decrease) increase in
      unrealized appreciation
      of investments, net of
      deferred income taxes                        $(3,365,513)  $ 3,086,958    $(1,015,091)  $ (1,130,879)   $    266,694

Net (decrease) increase in net
      assets from operations                       $(4,427,420)  $ 2,225,819    $  (744,172)  $     70,457    $ (1,192,112)

                                                       2000**       1999           1998           1997            1996
                                                   -----------   -----------    -----------   ------------    ------------
Basic net (decrease) increase in net
       assets from operations per
       weighted average number of
       shares outstanding                          $     (4.05)  $      1.98    $     (0.99)  $      (0.63)   $     (0.99)

Diluted net (decrease) increase in
      net assets from operations per
      weighted average number of
      shares outstanding                           $     (4.05)  $      1.98    $     (0.99)  $      (0.63)   $     (0.99)

*    A special  distribution  of $3.25 per share was  declared in July 1997.

** Expenses in the year ended December 31, 2000 include non-cash compensation of $349,644 due to the exercise of employee incentive stock options.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE INFORMATION CONTAINED IN THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S 2000 FINANCIAL STATEMENTS AND NOTES THERETO IN ITEM 8.

STATEMENT OF OPERATIONS

         The Corporation accounts for its operations under Generally Accepted Accounting Principles for investment companies. On this basis, the principal measure of its financial performance is captioned "Net (decrease) increase in net assets from operations", which is composed of the following: "Net investment loss from operations," which is the difference between the Corporation's income from interest, dividends and fees and its operating expenses; "Net realized gain on portfolio of investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost; any applicable income tax (benefits) provisions; and "Net (decrease) increase in unrealized appreciation of investments," which is the net change in the fair value of the Corporation's investment portfolio, net of any (decrease) increase in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

         "Net realized gain (loss) on portfolio of investments" and "Net (decrease) increase in unrealized appreciation of investments" are directly related. When a security is sold to realize a gain, the net unrealized appreciation decreases and the net realized gain increases. When a security is sold to realize a loss, the net unrealized appreciation increases and the net realized gain decreases.

FINANCIAL CONDITION

         The Corporation's total assets and net assets were, respectively, $5,766,712 and $5,579,080 at December 31, 2000 versus $8,995,965 and $8,440,382 at December 31, 1999. Net asset value per share was $5.08 ($4.57 diluted) at December 31, 2000 versus $7.70 ($7.55 diluted) at December 31, 1999.

         The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                  DECEMBER 31, 2000         DECEMBER 31, 1999
                                  -----------------         ------------------

Investments, at cost                 $3,627,390                $2,971,347
Unrealized appreciation, net of
         deferred taxes               1,371,522                 4,737,035
                                     ----------                -----------
Investments, at fair value           $4,998,912                $7,708,382
                                     ==========                ===========

INVESTMENTS

         The Corporation's financial condition is dependent on the success of its investments. The Corporation has invested a substantial portion of its assets in thinly capitalized development stage companies that may lack management depth and have little history of operations.

         The Corporation has an investment in Avery Communications Corporation ("Avery Communications") valued at $1,198,389 at December 31, 2000, which represents 20.8% of the Corporation's total assets and 21.5% of its net assets. Avery Communication's common stock is quoted on the OTC Electronic Bulletin Board under the symbol "ATEX". Avery Communications is the public parent of two companies, Primal Solutions, Inc. ("Primal") and HBS Billing Service, Ltd ("HBS"), both of which operate in the telecommunications industry. Primal, based in Irvine, California, is a leading provider of Web-based integrated customer management and intelligence solutions that allow rapidly evolving communications and Internet service providers to stay connected with and grow their customers. It does this through an integrated suite of applications that can track and analyze customer behavior and preferences, collect usage information, and support billing and customer care back-office requirements, including those of emerging IP billing markets. HBS, based in San Antonio, Texas is a nationwide provider of a comprehensive range of Local Exchange Carrier (LEC) Billing and Collection services through an established billing network of more than 1,300 LECs. HBS has built strong billing and collection relationships with all Regional Bell Operating Companies (RBOCs), GTE, AllTel, Sprint, and several hundred independent telephone companies throughout the United States. Through these billing agreements, HBS provides clearinghouse billing services to its clients for a variety of telecommunication-related services and products, including Direct Dialed 1+, Dial-Around 10-10-xxx, and qualified non-regulated telecommunication services. On August 10, 2000, Avery Communications announced that it had revised its previously stated plan to spin-off its HBS Subsidiary to its shareholders. Pending regulatory approval, under the new plan Avery Communications shareholders will receive one share of stock in Primal for every one Avery Communications common share held on the record date. Primal has filed a registration statement with the Securities and Exchange Commission to register the Primal shares to be issued in the spin-off.

         During the year ended December 31, 2000, Franklin sold 202,000 shares of Avery Communications for total proceeds of $379,527 realizing a gain of $161,531. Franklin's remaining shares represent 10.5% of Avery Communications outstanding voting stock on a primary share basis and 9.5% on a fully diluted basis. Stephen L. Brown and Spencer L. Brown, officers of Franklin, did not stand for re-election to the Avery Communications Board of Directors at the annual meeting held on September 13, 2000 and are therefore, no longer members of the Avery Communications Board of Directors. In addition, Spencer L. Brown resigned from the Primal Board of Directors on December 11, 2000.

         Subsequent to year-end, on February 1, 2001, the Corporation sold to Avery Communications in a private transaction 1,183,938 shares of common stock and 350,000 shares of preferred stock, representing the entire ownership interest in Avery for $1,551,617 plus accrued interest on the preferred stock for a realized gain net of expenses of $137,759. As part of the sale, Franklin retained the right to receive 1,533,938 shares of Primal once the spin-off, as discussed above, occurred. On February 13, 2001, Primal announced that Avery Communications had completed the spin-off of Primal and Franklin received 1,533,938 fully registered and marketable shares of Primal.

         At December 31, 2000, the Corporation had an investment in Data Downlink Corporation ("Data Downlink") valued at $1,000,000, which represents 17.3% of the Corporation's total assets and 17.9% of its net assets. Data Downlink, headquartered in New York and London, is a leading provider of Internet-based online information services. Data Downlink provides a service called .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuiteTM, a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbookTM, a tool for company peer analysis; and Portal BTM, a fully integrated business information portal.

         On April 20, 2000, the Corporation purchased $1,000,000 worth of Data Downlink Series F Preferred Stock. In connection with this investment, Franklin was granted observer rights for Data Downlink Board of Directors meetings.

         At December  31,  2000,  the  Corporation  had an  investment  in Excom
Ventures, LLC ("Excom") valued at $140,000, which represents 2.4% of the Corporation's total assets and 2.5% of its net assets. Excom was formed as a limited liability holding company for the purpose of investing in Expert
Commerce, Inc. ("Expert Commerce"). Expert Commerce is a Business-to-Business purchase evaluation engine that simulates the way people make decisions. Based on intelligent and proven technology, the engine helps structure complex decisions and provides an audit trail to justify transactions, empowering buyers to make purchase decisions with confidence.

         On June 26, 2000, the Corporation purchased $140,000 worth of Excom Units.

         At December 31, 2000, the Corporation owned 409,024 shares of common stock of Go America, Inc. ("Go America"), a wireless internet service provider valued at $2,198,504, which represents 38.1% of the Corporation's total assets and 39.4% of its net assets. Go America is a leading provider of nationwide wireless Internet services. Go America enables business and individual subscribers to access remotely the Internet, email and corporate intranets in real time through a wide variety of mobile computing and communications devices. Go America's Wireless Internet Connectivity Center offers subscribers comprehensive and flexible mobile data solutions for wireless Internet access by providing wireless network services, mobile devices, software and subscriber service and support.

         The Corporation made an initial purchase of $25,000 worth of Go America common stock in 1996. The Corporation made additional purchases of common stock of $25,000 and $324,740 in 1998 and in November 1999, respectively. Additionally, in November 1999, the Corporation purchased $125,000 of convertible preferred stock. On April 7, 2000, Go America's common stock began trading on the Nasdaq National Market. All of the convertible preferred stock owned by Franklin was converted to common on this date as well. During the year ended December 31, 2000, Franklin sold 105,760 shares of Go America for total proceeds of $946,332 realizing a gain of $843,663.

         At December 31, 2000, the Corporation had an investment in Structured Web, Inc. ("Structured Web") valued at $350,000, which represents 6.1% of the Corporation's total assets and 6.3% of its net assets. Structured Web develops web building blocks to enable small businesses to create and manage their own digital nerve system easily and at an affordable price. Structured Web's object-based proprietary technology enables customers to choose from a growing selection of "WebBlocks" including content, communication, commerce and services.

         On August 8, 2000, the Corporation purchased $350,000 worth of Structured Web convertible preferred stock. In connection with this investment, Franklin was granted observer rights for Structured Web Board of Directors meetings.

         During the third quarter of 2000 eMattress ceased operations and as of December 31, 2000, Franklin has written off its entire investment including a loan of $56,311 that was determined to be non-collectible. eMattress was dissolved effective December 26, 2000.

         On December 22, 2000, TradingNews, Inc. announced that it was ceasing operations immediately and that there would be no funds available to pay back stockholders or convertible note holders. As of December 31, 2000, Franklin has written off its entire investment in TradingNews, Inc.

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

         The Corporation had interest and dividend income of $93,015 in 2000, $72,382 in 1999, and $34,128 in 1998. The increase in 2000 from 1999 was the result of an increase in the amount of cash on hand in 2000 as compared to 1999. Income from controlled affiliates was $0 in 2000 and 1999, and $229,195 in 1998, representing dividend and interest income from preferred stock and a note received in connection with the Corporation's investment in Avery Communications. Avery Communications ceased being a controlled investment of Franklin during 1998. (See Footnote 6 to the Financial Statements.) The
Corporation had $22,000 in other income during 2000 representing a patent infringement settlement.

         Operating  expenses were  $2,372,797 in 2000,  $1,621,780 in 1999,  and
$1,620,408 in 1998. A majority of the Corporation's operating expenses consist of employee compensation, (which for 2000 included a non-cash charge of $349,644 due to the cashless exercise of incentive options) office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Professional fees consist of general legal fees, audit and tax fees, consulting fees and investment related legal fees.

         Net  investment   losses  from  operations  were  $2,257,782  in  2000,
$1,549,398 in 1999, and $1,357,085 in 1998.

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

NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS:

         During the three years ended December 31, 2000, 1999, and 1998, the Corporation realized net gains before taxes of $1,215,875, $688,259, and $1,628,004, respectively, from the disposition of various investments.

         During 2000, Franklin realized a gain of $956,576 from the sale of 241,131 shares of Communication Intelligence Corporation ("CIC") common stock, a portfolio holding company since 1996, a gain of $161,531 from the sale of 202,000 shares of Avery common stock, and a gain of $843,663 from the sale of 105,760 shares of Go America common stock. Additionally, gains of $3,819 were realized on tail payments from partnerships liquidated during 1999. These gains were offset by a loss of $440,057 from the write-off of the Corporation's investment in eMattress.com and a loss of $300,626 from the write-off of the Corporation's investment in TradingNews, Inc as well as a realized net loss of $9,031 from the sale of various marketable securities.

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

UNREALIZED APPRECIATION OF INVESTMENTS:

         Unrealized appreciation of investments, net of deferred taxes, decreased by $3,365,513 during the year ended December 31, 2000, primarily from the decreased value of Avery Communications and the sale of Franklin's position in CIC common stock and CIC Standby Ventures, L.P. ("CIC Ventures"). The changes in the value of the investments occurred during a period of extreme volatility of publicly traded, small capitalization, high technology stocks. The volatility of the overall market will continue to impact on the performance of the Corporation's investments. The value of the Corporation's investments will vary on a quarterly basis.

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

TAXES

         Franklin does not qualify for pass through tax treatment as a Regulated Investment Company under Subchapter M of the Internal Revenue Code for income tax purposes. Therefore, the Corporation is taxed under Regulation C.

LIQUIDITY AND CAPITAL RESOURCES:

         The Corporation's reported total cash and cash equivalents, accrued interest and accounts receivable and marketable investment securities (the primary measure of liquidity) at December 31, 2000 was $768,582 compared to $1,710,087 at December 31, 1999 and $1,979,256 at December 31, 1998. In addition to the above amount the Corporation's portfolio position in Go America is available for sale at December 31, 2000. Management believes that these assets provide the Corporation with sufficient liquidity for its operations.

         On February 22, 2000, the Corporation issued $1,645,000 of convertible preferred stock. The stock was issued at a price of $100 per share and has a 7% quarterly dividend. The stock is convertible into Franklin common stock at a conversion price of $13.33 per share.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Corporation's business activities contain elements of risk. The Corporation considers a principal type of market risk to be valuation risk. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by, or under the direction of, the Board of Directors.

         Neither the Corporation's investments nor an investment in the Corporation is intended to constitute a balanced investment program. The Corporation has exposure to public-market price fluctuations to the extent of its publicly traded portfolio.

         The Corporation has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential.

         Because there is typically no public market for the equity interests of the small companies in which the Corporation invests, the valuation of the equity interests in the Corporation's portfolio is subject to the estimate of the Corporation's Board of Directors. In making its determination, the Board may consider valuation information provided by an independent third party or the investee corporation itself. In the absence of a readily ascertainable market value, the estimated value of the Corporation's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed.

Any changes in valuation are recorded in the Corporation's consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          FRANKLIN CAPITAL CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES





                                                                      Page
                                                                      ----
         Report of Ernst & Young, LLP..............................    20

         Balance Sheets as of
                  December 31, 2000 and 1999.......................    21

         Statements of Operations for the years
                  ended December 31, 2000, 1999 and 1998...........    22

         Statements of Cash Flows for the years
                  ended December 31, 2000, 1999 and 1998...........    23

         Statements of Changes in Net Assets for the years
                  ended December 31, 2000, 1999 and 1998...........    24

         Financial Highlights for the years ended December 31,
                  2000, 1999, 1998, 1997 and 1996..................    25

         Portfolio of Investments as of
                  December 31, 2000................................    26

         Notes to Financial Statements............................. 27-35

The schedules for which  provision is made in the  applicable  regulation of the
Securities   and  Exchange   Commission  are  not  required  under  the  related
instruction or are inapplicable and, therefore, have been omitted

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Franklin Capital Corporation

We have audited the accompanying balance sheets of Franklin Capital Corporation as of December 31, 2000 and 1999, including the portfolio of investments as of December 31, 2000 and the related statements of operations, cash flows and changes in net assets and the financial highlight for each of the three years in the period ended December 31, 2000. These financial statements and financial highlights are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. Our procedures included the confirmation of securities owned as of December 31, 2000 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Franklin Capital Corporation at December 31, 2000 and 1999, the results of its operations, cash flows and changes in net assets and the financial highlights for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                     ERNST & YOUNG LLP
New York, New York
February 16, 2001


                                                                Exhibit 14(a)(i)
                          FRANKLIN CAPITAL CORPORATION
=================================================================================================================
BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                           2000           1999
-----------------------------------------------------------------------------------------------------------------
ASSETS

Marketable investment securities, at market value (cost: December 31,
    2000 - $122,231; December 31, 1999 - $109,784)  (Note 2) ...................   $    112,019   $     891,462
Investments, at fair value (cost: December 31, 2000 - $3,505,159;
    December 31, 1999 - $2,861,563)  (Note 2)
         Avery Communications, Inc. ............................................      1,198,389       3,471,880
         eMattress.com .........................................................           --           100,000
         Excom Ventures, LLC ...................................................        140,000           --
         Other investments .....................................................      3,548,504       3,596,040
                                                                                   ------------   ------------
                                                                                      4,886,893       7,167,920
                                                                                   ------------   ------------
Cash and cash equivalents (Note 2) .............................................        647,565         571,341
Receivable from disposal of investments ........................................           --           231,308
Accrued interest and accounts receivable (Note 6) ..............................          8,998          15,976
Other assets ...................................................................        111,237         117,958
                                                                                   ------------   ------------
                                                                                   $  5,766,712   $   8,995,965
                                                                                   ============   =============
TOTAL ASSETS
---------------------------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued liabilities .......................................   $    187,632   $     204,583
Deferred taxes payable .........................................................           --           351,000
                                                                                   ------------   -------------
TOTAL LIABILITIES ..............................................................        187,632         555,583
                                                                                   ------------   -------------
Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Common stock, $1 par value: 5,000,000 shares authorized;
    1,505,888 shares issued: 1,098,200 and 1,095,882 shares outstanding
    at December 31, 2000 and 1999, respectively  (Note 7) ......................      1,505,888       1,003,986
Convertible preferred stock, $1 par value, cumulative 7% dividend:
    5,000,000 shares authorized; 16,450 issued and outstanding at December 31,
    2000, 0 issued and outstanding at December 31, 1999
    (Liquidation preference $1,645,000) (Note 4) ...............................         16,450            --
Paid-in capital - common stock .................................................      8,643,060       8,998,051
                  preferred stock ..............................................      1,628,550            --
Unrealized appreciation of investments,
    net of deferred income taxes  (Notes 2 and 3) ..............................      1,371,522       4,737,035
Accumulated deficit ............................................................     (5,190,908)     (4,030,368)
                                                                                   ------------   -------------
                                                                                      7,974,562      10,708,704
Deduct: 407,688 and 410,097 shares of common stock held in treasury,
    at cost, at December 31, 2000 and 1999, respectively  (Note 4) .............     (2,395,482)     (2,268,322)
                                                                                   ------------   -------------

Net assets, equivalent to $5.08 (diluted $4.57) per share at December 31,
      2000 and $7.70 (diluted $7.55) per share at December 31, 1999 ............      5,579,080       8,440,382
                                                                                   ------------   -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $  5,766,712   $   8,995,965
                                                                                   ============   ============

-------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.



                          FRANKLIN CAPITAL CORPORATION
===================================================================================================================================
STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31, ..............................................          2000           1999           1998
                                                                                 -----------------------------------------
INVESTMENT INCOME
    Interest on short term investments and money market accounts .............   $    51,015    $    30,382    $    34,128
    Dividend income ..........................................................        42,000         42,000           --
    Income from controlled affiliates  (Note 6) ..............................          --             --          229,195
    Other income .............................................................        22,000           --             --
                                                                                 -----------    -----------    -----------
                                                                                     115,015         72,382        263,323
                                                                                 -----------    -----------    -----------
EXPENSES
    Salaries and employee benefits  (Note 7) .................................     1,419,941        870,820        882,168
    Professional fees ........................................................       367,629        330,382        223,106
    Appraisal fees ...........................................................          --           20,616          3,087
    Rent  (Note 5) ...........................................................       104,332         83,905         99,912
    Insurance ................................................................        42,314         41,301         43,201
    Directors' fees ..........................................................        67,981         48,850         54,539
    Taxes other than income taxes ............................................        45,306         28,980         49,919
    Newswire and promotion ...................................................         6,823          4,424         12,774
    Depreciation and amortization ............................................        21,468         22,402         28,428
    General and administrative ...............................................       297,003        170,100        223,274
                                                                                 -----------    -----------    -----------
                                                                                   2,372,797      1,621,780      1,620,408
                                                                                 -----------    -----------    -----------
Net investment loss from operations ..........................................    (2,257,782)    (1,549,398)    (1,357,085)

Net realized gain (loss) on portfolio of investments:
     Investment securities:
          Affiliated .........................................................      (278,526)          --        1,308,208
          Unaffiliated .......................................................     1,490,582        559,337        (81,008)
                                                                                 -----------    -----------    -----------
     Total investment securities .............................................     1,212,056        559,337      1,227,200
     Other than investment securities ........................................         3,819        128,922        400,804
                                                                                 -----------    -----------    -----------
Net realized gain on portfolio of investments ................................     1,215,875        688,259      1,628,004
Provision for current income taxes ...........................................        20,000           --             --
                                                                                 -----------    -----------    -----------
Net realized loss ............................................................    (1,061,907)      (861,139)       270,919
(Decrease) increase in unrealized appreciation of investments, net of deferred income taxes:
     Investment securities:
          Affiliated .........................................................    (1,771,744)      (196,487)    (1,040,371)
          Unaffiliated .......................................................      (992,907)     2,790,030        287,656
                                                                                 -----------    -----------    -----------
     Total investment securities .............................................    (2,764,651)     2,593,543       (752,715)
     Other than investment securities ........................................      (951,862)       844,415       (262,376)
     Deferred income tax benefit (expense) ...................................       351,000       (351,000)          --
(Decrease) increase in unrealized appreciation of investments,
 net of deferred income taxes ................................................    (3,365,513)     3,086,958     (1,015,091)
                                                                                 -----------    -----------    -----------
Net (decrease) increase in net assets from operations ........................    (4,427,420)     2,225,819       (744,172)
                                                                                 ===========    ===========    ===========
Preferred dividends ..........................................................        98,633           --             --
                                                                                 -----------    -----------    -----------
Net (decrease) increase in net assets attributable
   to common stockholders ....................................................   ($4,526,053)   $ 2,225,819    ($  744,172)
                                                                                 ===========    ===========    ===========
Basic net (decrease) increase in net assets from operations
  per common share (Note 8) ..................................................        ($4.05)         $1.98         ($0.63)
                                                                                 ===========    ===========    ===========
Diluted net (decrease) increase in net assets from operations
  per common share (Note 8) ..................................................        ($4.05)         $1.98         ($0.63)
                                                                                 ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.



                          FRANKLIN CAPITAL CORPORATION
===================================================================================================================================
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31,                                                       2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (decrease) increase in net assets from operations ........................   ($4,427,420)   $ 2,225,819    ($  744,172)
  Adjustments to reconcile net (decrease) increase in net assets to net cash used in operating activities:
      Depreciation and amortization ............................................        21,468         22,402         28,428
      Non-cash compensation expense from cashless exercise of officer options ..       349,644           --             --
      Decrease (increase) in unrealized appreciation of investments,
           net of deferred taxes ...............................................     3,365,513     (3,086,958)     1,015,091
      Amortization of discount on note receivable from affiliate ...............          --             --         (101,176)
      Net realized gain on portfolio of investments, net of current income taxes    (1,195,875)      (688,259)    (1,628,004)
      Changes in operating assets and liabilities:
        Decrease (increase) in receivable from disposal of investments .........       231,308       (231,308)          --
        Decrease in accrued interest and accounts receivable ...................         6,978        163,203        150,869
        (Increase) decrease in other assets ....................................       (14,741)         5,880         (7,596)
        Decrease in accounts payable and accrued liabilities ...................       (36,951)       (28,560)      (142,183)
                                                                                   -----------    -----------    -----------

          Total adjustments ....................................................     2,727,344     (3,843,600)      (684,571)
                                                                                   -----------    -----------    -----------

          Net cash used in operating activities ................................    (1,700,076)    (1,617,781)    (1,428,743)
                                                                                   -----------    -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of affiliate ..............................................       379,527           --        2,500,000
  Proceeds from sale of other investments ......................................       950,151        766,308      1,432,717
  Proceeds from sale of marketable investment securities .......................     1,259,323      2,483,077        217,481
  Return of capital from investments ...........................................          --           36,622           --
  Loan payments received from investments ......................................          --           66,667           --
  Purchases of investment in majority owned affiliate ..........................       (56,311)      (375,000)          --
  Purchase of investment in affiliate ..........................................      (140,000)          --             --
  Purchases of other investments ...............................................    (1,575,625)      (529,346)    (1,025,000)
  Purchases of marketable investment securities ................................      (257,239)    (1,247,440)      (661,575)
  Purchases of fixed assets ....................................................          --           (2,402)          --
                                                                                   -----------    -----------    -----------

          Net cash provided by investing activities ............................       559,826      1,198,486      2,463,623
                                                                                   -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock ....................................     1,645,000           --             --
  Payments of preferred dividends ..............................................       (98,633)          --             --
  Cash paid to common stockholders in lieu of fractional shares due to
    stock split of common shares ...............................................        (1,448)          --             --
  Purchases of treasury stock ..................................................      (328,445)      (109,737)      (283,407)
                                                                                   -----------    -----------    -----------

          Net cash provided by (used in) financing activities ..................     1,216,474       (109,737)      (283,407)
                                                                                   -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents ...........................        76,224       (529,032)       751,473

Cash and cash equivalents at beginning of year .................................       571,341      1,100,373        348,900
                                                                                   -----------    -----------    -----------

Cash and cash equivalents at end of year .......................................   $   647,565    $   571,341    $ 1,100,373
                                                                                   ===========    ===========    ===========
-----------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                       23



                          FRANKLIN CAPITAL CORPORATION
===================================================================================================================================
STATEMENTS OF CHANGES IN NET ASSETS
-----------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31,                                      2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


Increase (decrease) in net assets from operations:
   Net investment loss ............................................   ($2,257,782)   ($1,549,398)   ($1,357,085)
   Net realized gain on portfolio of investments,
       net of current income taxes ................................     1,195,875        688,259      1,628,004
   (Decrease) increase in unrealized appreciation of investments,
       net of deferred income taxes ...............................    (3,365,513)     3,086,958     (1,015,091)
                                                                      -----------    -----------    -----------

       Net (decrease) increase in net assets from operations ......    (4,427,420)     2,225,819       (744,172)

Capital stock transactions:
   Issuance of stock from treasury to majority owned affiliate, net          --            8,747           --
   Issuance of preferred stock ....................................     1,645,000           --             --
   Payment of dividends on preferred stock ........................       (98,633)          --             --
   Issuance of stock from treasury for exercise of officer options        349,644           --             --
   Cash paid to common shareholders in lieu of fractional shares ..        (1,448)          --             --
   Purchase of treasury stock .....................................      (328,445)      (109,737)      (283,407)
                                                                      -----------    -----------    -----------

       Total (decrease) increase in net assets ....................    (2,861,302)     2,124,829     (1,027,579)
                                                                      -----------    -----------    -----------


Net assets at beginning of year ...................................     8,440,382      6,315,553      7,343,132
                                                                      -----------    -----------    -----------


Net assets at end of year .........................................   $ 5,579,080    $ 8,440,382    $ 6,315,553
                                                                      ===========    ===========    ===========

 --------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
===============================================================================================================
FINANCIAL HIGHLIGHTS
---------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31,                                   2000      1999    1998    1997(1)  1996(1)
---------------------------------------------------------------------------------------------------------------
PER SHARE OPERATING PERFORMANCE (2):
Net asset value, beginning of period ......................      $7.70    $5.61    $6.11    $8.22    $9.78
                                                                 -----    -----    -----    -----   ------
        Net investment loss ...............................      (2.07)   (1.38)   (1.14)   (1.58)   (1.29)
        Net gain on portfolio of
          investments (realized and unrealized) after taxes      (1.98)    3.35     0.51     1.64     0.30
                                                                 -----    -----    -----    -----   ------
Total from investment operations ..........................      (4.05)    1.97    (0.63)    0.06    (0.99)
                                                                 -----    -----    -----    -----   -------
Less dividends and distributions:
        Distributions from accumulated
           deficit and earnings ...........................       0.00     0.00     0.00    (2.17)   (0.67)
                                                                 -----    -----    -----    -----    ------
Total dividends and distributions .........................       0.00     0.00     0.00    (2.17)   (0.67)
                                                                 -----    -----    -----    -----    -----
Capital stock transactions ................................       1.43     0.12     0.12     0.00     0.09
                                                                 -----    -----    -----    -----    -----
Net asset value, end of period ............................      $5.08    $7.70    $5.61    $6.11    $8.22
                                                                 =====    =====    =====    =====    =====
Market value per share, end of period .....................      $8.00    $6.83    $3.50    $4.33    $6.75
                                                                 =====    =====    =====    =====    =====
TOTAL INVESTMENT RETURN:
Based on market value per share (%) .......................      17.13    95.24   (19.23)  (16.62)    9.64

RATIOS TO AVERAGE NET ASSETS:
Expenses (%) ..............................................      25.99    24.97    23.73    28.97    20.58
Net investment loss (%) ...................................     (24.73)  (23.86)  (19.88)  (22.97)  (13.29)

RATIOS/SUPPLEMENTAL DATA:
Net assets at end of period (000 omitted) .................     $5,579   $8,440   $6,316   $7,343   $9,877
Portfolio turnover rate (%) ...............................         24       36       39       77       8

--------------------------------------------------------------------------------
(1) -  Audited by predecessor auditor
(2) - Calculated based on weighted average number of shares outstanding during the period.

   The accompanying notes are an integral part of these financial highlights.

                          FRANKLIN CAPITAL CORPORATION
================================================================================
PORTFOLIO OF INVESTMENTS
--------------------------------------------------------------------------------
MARKETABLE INVESTMENT SECURITIES
--------------------------------------------------------------------------------

                                                                NUMBER OF
                                                                SHARES OR                      MARKET
                                                                PRINCIPAL                       VALUE
DECEMBER 31, 2000                                               AMOUNT ($)      COST(1)       (NOTE 2)
----------------------------------------------------------------------------------------------------------
Communications Intelligence Corporation - common stock           75,000        $ 87,556        $77,344
Certificate of Deposit - 5.03%, due 01/03/2001                                   34,675         34,675
                                                                               --------       --------
     Total Marketable Investment Securities
       (2.2% of total investments and 2.0% of net assets)                      $122,231       $112,019
                                                                               ========       ========

--------------------------------------------------------------------------------

INVESTMENTS, AT FAIR VALUE
--------------------------------------------------------------------------------

                                                                                              NUMBER OF
                                                                                              SHARES OR                 DIRECTORS'
                                                                                  EQUITY      PRINCIPAL                 VALUATION
DECEMBER 31, 2000                                                INVESTMENT      INTEREST      AMOUNT ($)    COST(1)     (NOTE 2)
-----------------------------------------------------------------------------------------------------------------------------------
AFFILIATES

  Avery Communications, Inc.                                     Common stock                 1,183,938    $1,268,089

  Avery Communications, Inc.                                 Convertible preferred
                                                               stock - Series E;
                                                             12.0% dividend rate(2)             350,000       350,000
                                                                                                            ---------
Total Avery Communications, Inc.
(24.0% of total investments and 21.5% of net assets)                                 9.32%                  1,618,089   $1,198,389
   (Telecommunications)                                                      (fully diluted basis)

  Excom Ventures, LLC
  (2.8% of total investments and 2.5% of net assets)               Units            18.64%      140,000       140,000      140,000
   (Purchase evaluation software)

OTHER INVESTMENTS

  Data Downlink Corporation
   (20.0% of total investments and 17.9% of net assets)      Convertible Preferred   1.68%      321,543     1,000,000    1,000,000
    (Internet-based information provider)                           Stock

  Go America, Inc.
  (44.0% of total investments and 39.4% of net assets)          Common stock         0.77%      409,024       397,070    2,198,504
   (Wireless internet service provider)

  Structured Web, Inc.
  (7.0% of total investments and 6.3% of net assets)         Convertible Preferred   2.02%      188,425       350,000      350,000
   (Internet-based application service provider)                    Stock

Total Other Investments                                                                                     1,747,070     3,548,504
                                                                                                           ----------    ----------
     Total Investments, at Fair Value                                                                      $3,505,159    $4,886,893
                                                                                                           ==========    ==========

--------------------------------------------------------------------------------

   (1) Book cost equals tax cost for all investments
   (2) Income producing security


   The accompanying notes are an integral part of these financial highlights.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000

1. ORGANIZATION

Franklin Capital Corporation ("Franklin", or the "Corporation") is a Delaware corporation operating as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "Act"). A BDC is a specialized type of investment company under the Act. A BDC must be primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such companies are termed "eligible portfolio companies". The Corporation, as a BDC, generally may invest in other securities however such investments may not exceed 30% of the Corporation's total asset value at the time of any such investment.

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

STATEMENTS OF CASH FLOWS

For purposes of the Statements of Cash Flows, Franklin considers only highly liquid investments such as money market funds and commercial paper with maturities of 90 days or less at the date of their acquisition to be cash equivalents.

The Corporation paid no interest during the years ended December 31, 2000 and 1999, and paid income taxes of $2,000 during the year ended December 31, 1999.

On January 25, 1999, the Corporation issued 30,069 shares of treasury stock valued at $175,000, the Net Asset Value ("NAV") on the date of the transaction, as part of an investment in a controlled affiliate. On September 30, 1999, 28,566 of these shares valued at $166,252, were canceled and placed back into treasury. (See Note 6 - Transactions with Affiliates.)

At December 31, 2000, the Corporation held cash and cash  equivalents  primarily
in  money  market  funds  at  two  commercial   banking   institutions  and  one
broker/dealer.

VALUATION OF INVESTMENTS

Security investments which are publicly traded on a national exchange or Nasdaq Stock Market are stated at the last reported sales price on the day of valuation, or if no sale was reported on that date, then the securities are stated at the last quoted bid price. The Board of Directors of Franklin (the "Board of Directors") may determine, if appropriate, to discount the value where there is an impediment to the marketability of the securities held.

Investments for which there is no ready market are initially valued at cost and, thereafter, at fair value based upon the financial condition and operating results of the issuer and other pertinent factors as determined in good faith by the Board of Directors. The financial condition and operating results have been derived

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

utilizing both audited and unaudited data. In the absence of a ready market for an investment, numerous assumptions are inherent in the valuation process. Some or all of these assumptions may not materialize. Unanticipated events and circumstances may occur subsequent to the date of the valuation and values may change due to future events. Therefore, the actual amounts eventually realized from each investment may vary from the valuations shown and the differences may be material. Franklin reports the unrealized gain or loss resulting from such valuation in the Statements of Operations.

GAINS ON PORTFOLIO OF INVESTMENTS

Amounts reported as realized gains are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains reported in the prior periods. Gains are considered realized when sales or dissolution of investments are consummated.

INCOME TAXES

Franklin does not qualify for pass through tax treatment as a Regulated Investment Company under Subchapter M of the Internal Revenue Code for income tax purposes. Therefore, the Corporation is taxed under Regulation C.

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

3.  INCOME TAXES

For the years ended December 31, 2000, 1999 and 1998, Franklin's tax (provision) benefit was based on the following:



                                                        2000            1999             1998
                                                   ------------    -------------     ------------
Net investment loss from operations                $(2,257,782)     $(1,549,398)     $(1,357,085)
Net realized gain on portfolio of investments        1,215,875          688,259        1,628,004
(Decrease) increase in unrealized appreciation      (3,716,513)       3,437,958       (1,015,091)
                                                   ------------     ------------     ------------
     Pre-tax book (loss) income                    $(4,758,420)     $ 2,576,819      $  (744,172)
                                                   ===========      ===========      ============


                                                                2000             1999        1998
                                                            -----------      ----------   ---------
Federal tax benefit (provision) at 34% on $(4,758,420),
$2,576,819, and $(744,172) respectively ....               $ 1,618,000       $ (876,000)  $ 253,000
State and local, net of Federal benefit ....                   (13,000)         (49,000)         --
Book losses for which no benefit is provided                  (130,000)         (10,000)   (253,000)
Change in valuation allowance ..............                (1,144,000)         584,000          --
                                                            -----------      ----------   ---------
                                                              $ 331,000      $ (351,000)   $     --
                                                            ===========      ==========   =========

The components of the tax benefit (provision) are as follows:

                                                              2000              1999         1998
                                                           ----------        ---------     -------
Current state and local tax expense.........              $  ( 20,000)       $      --     $    --
Deferred tax benefit (expense)..............                  351,000         (351,000)         --
                                                           ----------        ---------     -------
Benefit (provision) for income taxes........              $   331,000        $(351,000)    $    --
                                                          ===========        =========     =======

--------------------------------------------------------------------------------
Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At December 31, 2000 and December 31, 1999, significant deferred tax assets and liabilities consist of:

                                                            Asset (Liability)
                                                       -------------------------
                                                       December 31, December 31,
                                                           2000         1999
                                                       ----------- -------------
Deferred Federal and state benefit from net operating
  loss carryforward .................................. $ 1,638,000 $ 1,481,000
Deferred Federal and state provision on unrealized
  appreciation of investments ........................    (494,000) (1,832,000)
Valuation allowance ..................................  (1,144,000)         --
                                                       ----------- ------------
  Deferred taxes ..................................... $      --   $(  351,000)
                                                       =========== =============

At December 31, 2000, Franklin had net operating loss carryforwards for income tax purposes of approximately $4,551,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $1,638,000.

4.  STOCKHOLDERS' EQUITY

The Accumulated Deficit at December 31, 2000, consists of accumulated net realized gains of $4,641,000 and accumulated investment losses of $9,831,000.

On February 22, 2000, the Corporation issued 16,450 shares of convertible preferred stock with a par value of $100 for $1,645,000. The stock has a cumulative 7% quarterly dividend and is convertible into the number of shares of common stock by dividing the purchase price for the convertible preferred stock by conversion price in effect (which is currently $13.33), resulting in 123,375 shares of common stock. The convertible preferred stock has antidilution provisions, which can change the conversion price in certain circumstances if the Corporation issues additional shares of common stock. The holder has the right to convert the shares of convertible preferred stock at any time until February 22, 2010 into common stock.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Upon liquidation, dissolution or winding up of the Corporation, the stockholders of the convertible preferred stock are entitled to receive $100 per share plus any accrued and unpaid dividends before distributions to any holder of the Corporation's common stock.

On April 26, 2000, the Corporation declared a three for two stock split of the Corporation's Common Stock in the form of a stock dividend to shareholders of record on May 15, 2000, and payable June 7, 2000. The stock split has been reflected in the accompanying financial statements and all applicable references as to the number of common shares and per share information have been restated.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 525,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. The Corporation issued 30,069 shares of stock from treasury pursuant to an investment made by Franklin on January 25, 1999. On September 30, 1999, 28,566 of these shares were canceled and placed back into the Corporation's treasury. (See Note 6 - Transactions with Affiliates) As of December 31, 1999 the Corporation had purchased 426,600 shares of its common stock of which 410,097 remained in treasury. During the year ended December 31, 2000, the Corporation purchased 32,250 shares of its common stock at a total cost of $328,445. On May 9, 2000, 17,399 shares were issued from treasury pursuant to the exercise of options by one of Franklin's officers. On September 11, 2000, 14,369 shares were issued from treasury pursuant to the exercise of options by one of Franklin's officers. On December 21, 2000, 2,891 shares were issued from treasury pursuant to the exercise of options by three of Franklin's officers. To date, Franklin has repurchased 458,850 shares of its common stock of which 407,688 shares remain in treasury at December 31, 2000.

5.  COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease, which provides for annual minimum rental payments as follows:

December 31,
2001........................................$149,600
2002........................................ 149,600
2003........................................ 149,600
                                            --------
                                            $448,800
                                            ========

Rent expense for the years ended December 31, 2000, 1999 and 1998 was $104,332, $83,905 and $99,912 respectively. For the years ended December 31, 2000 and 1999, the Corporation collected rents of $40,000 and $58,032, respectively, from subtenants under month-to-month leases, for a portion of its existing office space that is reflected as a reduction in rent expense for that period. Of the amount collected from subtenants during the years ended December 31, 2000 and 1999, $30,000 and $25,000, respectively was received from a corporation included in Franklin's investment portfolio during the year ended December 31, 2000, and $10,812 was received during the year ended December 31, 1999, from a partnership in which two officers of Franklin have a non-controlling interest.

6. TRANSACTIONS WITH AFFILIATES

During the year ended December 31, 2000, the Corporation invested $140,000 in Excom Ventures, LLC. ("Excom"). Excom was formed as a holding company for the purpose of investing in Expert Commerce,

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Inc. ("Expert Commerce") a Business-to-Business purchase evaluation engine that simulates the way people make decisions.

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

In August 1999, Franklin invested an additional $87,500 in eCom. Pursuant to this transaction, eMattress was merged into eCom and 28,566 shares of Franklin common stock were returned to Franklin's treasury. The surviving entity, eMattress.com is a Delaware corporation. In November 1999, Franklin invested an additional $75,000 into eMattress and as a result of this transaction, on December 31, 1999, Franklin owned 87.2% of eMattress. During 2000 eMattress ceased operations and has legally dissolved. Franklin has written off its entire investment including a loan of $56,311 that was determined to be non-collectible.

On July 6, 1998, Franklin sold 1,500,000 shares of Avery Communications preferred Series D stock and a $1,000,000 Avery note along with 280,000 warrants to purchase Avery Communications common stock for a total of $2,500,000 to the Thurston Group, Inc. The president of the Thurston Group is the current chairman of Avery Communications. Franklin realized a net gain of $935,297 as a result of this sale.

On July 13, 1998, Franklin entered into a cashless exercise of warrants to purchase 386,667 shares of Avery Communications common stock at $1.50 per share realizing a net gain of $372,911 and a decrease in unrealized appreciation of a like amount. In return, Franklin received 196,503 shares of Avery Communications common stock.

During the year ended December 31, 2000, Franklin sold 202,000 shares of Avery Communications for total proceeds of $379,527 realizing a gain of $161,531.

Effective July 8, 1998, Avery Communications was no longer a controlled affiliate of Franklin. At December 31, 2000, Franklin owned 9.32% of Avery Communications on a fully diluted basis, and 16.1% of Avery Communications on a primary basis.

For the year ended  December 31,  1998,  Avery  Communications  was a controlled
affiliate  of  Franklin.   Income   during  that  period   received  from  Avery
Communications was $118,431 in dividends and $110,764 in interest.

7. STOCK OPTION PLANS

On September 9, 1997, Franklin's stockholders approved two Stock Option Plans: a Stock Incentive Plan ("SIP") to be offered to the Corporation's consultants, officers and employees (including any officer or employee who is also a director of the Corporation) and a Non-Statutory Stock Option Plan ("SOP") to be offered to the Corporation's "outside" directors, i.e., those directors who are not also officers or employees of Franklin. 112,500 shares of the Corporation's Common Stock have been reserved for issuance under these plans, of which 67,500 shares have been reserved for the SIP and 45,000 shares have been reserved for the

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


SOP. Shares subject to options that terminate or expire prior to exercise will be available for future grants under the Plans. Because the issuance of options to "outside" directors is not permitted under the Act without an exemptive order by the Securities and Exchange Commission, the issuance of options under the SOP was conditioned upon the granting of such order. The order was granted by the Commission on January 18, 2000.

On January 27, 1998, 67,500 options were granted to three eligible officers of the Corporation under the SIP. The strike price of the options was $4.67 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. One-third of the options granted vested immediately; another one-third vested one year from the date of issuance; and the final one-third vested two years after the date of issuance. The options expire after ten years. On December 31, 1998, one of the eligible officers resigned from the Corporation and forfeited 15,000 options upon resignation and an additional 7,500 options three months after resignation. 15,000 of these options were reissued on March 18, 1999 to three eligible officers of the Corporation at a strike price of $3.83 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. These options will expire as originally issued. One-half of the reissued options vested immediately, and one-half vested on January 27, 2000. 5,625 of the remaining forfeited options were reissued on December 9, 1999 to three eligible officers of the Corporation at a strike price of $6.00 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. These options will expire as originally issued. One-half of the reissued options vested immediately, and one-half vested on December 9, 2000. The remaining 1,875 of forfeited options were reissued on March 1, 2000, to one eligible officer of the Corporation at a strike price of $14.00 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. These options will expire as originally issued. One-half of the reissued options vested immediately, and one-half will vest on March 1, 2001.

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

On May 9, 2000, one of Franklin's officers made a cash-less exercise of 29,062 options resulting in a non-cash charge to compensation expense of $197,188. On September 11, 2000, one of Franklin's officers made a cash-less exercise of 29,062 options resulting in a non-cash charge to compensation expense of $129,317. On December 21, 2000, three of Franklin's officers made cash-less exercises of 7,501 options resulting in a non-cash charge to compensation expense of $23,139.

Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Proforma information determined consistent with the fair value method required by FASB Statement No. 123, is as follows:

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                    December 31, 2000   December 31, 1999
                                    -----------------  -------------------
Net (decrease) increase in net assets from operations:
As reported                        $(4,427,420)        $2,225,819
Pro forma                          $(4,568,005)        $2,196,909

Net (decrease) increase in net assets per common share:
As reported                             $(4.05)             $1.98
Pro forma - Basic                       $(4.17)             $1.95
Pro forma - Diluted                     $(4.17)             $1.95

Net Asset Value per share:
As reported                              $5.08              $7.70
Pro forma - Basic                        $4.95              $7.63
Pro forma - Diluted                      $4.45              $7.48

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                 December 31, 2000   December 31, 1999
                                 -----------------   -----------------
Stock volatility                        41.3%             30.6%
Risk-free interest rate                  5.5%              5.5%
Option term in years                       4                 4
Stock dividend yield                      --                --

The following is a summary of the status of the Stock Option Plans during the years ended:

                                       December 31, 2000      December 31, 1999
                                    ----------------------- -------------------
                                                  Weighted           Weighted
                                                  Average             Average
                                                  Exercise            Exercise
                                    Shares         Price    Shares     Price
                                    ------        --------  ------    --------
Outstanding at beginning of
 period                             65,625         $ 4.42   52,500     $4.67
Granted                             39,375         $11.27   20,625     $4.42
Exercised                           65,625          $4.42       --     --
Forfeited                               --          --       7,500     $4.67
Expired                                 --          --          --     --
Outstanding at end of period        39,375         $11.27   65,625     $4.59
Exercisable at end of period        13,438         $11.33   40,312     $4.42

Weighted average fair value of
 options granted                     $2.40                   $1.42

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The options issued under the SIP have a remaining contractual life of 7.1 years. The options issued under the SOP have a remaining contractual life of 9.1 years.


8. NET (DECREASE) INCREASE IN NET ASSETS PER COMMON SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:


                                                               December 31,
                                                  -----------------------------------------
                                                      2000          1999           1998
                                                  ------------   ----------      ----------
Numerator:
  Net (decrease) increase in net
  assets from operations                          ($4,427,420)   $2,225,819       ($744,172)
  Preferred stock dividends                           (98,633)          --              --
                                                  -----------    ----------      ----------
  Numerator for basic earnings per share -
   net (loss) income available for common
  stockholders                                     (4,526,053)    2,225,819        (744,172)
  Effect of dilutive securities:
    Preferred stock dividends                          98,633           --              --
  Numerator for diluted earnings per share -
    Net (decrease) increase in net assets
    available for common stockholders after
    assumed conversions                            (4,427,420)    2,225,819        (744,172)

Denominator:
  Denominator for basic (decrease)
  increase in net assets from
  operations - weighted -
  average shares                                    1,094,373     1,124,740       1,188,858

Effect of dilutive securities:
  Employee stock options -
  weighted - average shares                                --         1,763             --
                                                  -----------    ----------      ----------
  Denominator  for  diluted  (decrease)
  increase  in  net  assets  from
  operations - adjusted weighted - average
  shares and assumed conversions                    1,094,373     1,126,503       1,188,858
                                                  ===========    ==========      ==========

Basic and diluted net (decrease) increase in
  net assets from operations per share                 $(4.05)        $1.98         ($0.63)
                                                  ===========    ==========      ==========

Diluted net (decrease) increase in net
  assets from operations per share                     $(4.05)        $1.98         ($0.63)
                                                  ===========    ==========      ==========


FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                                       Period ended December 31,
                                                           -----------------------------------------
                                                             2000              1999             1998
                                                           -----------------------------------------
Preferred stock convertible into 123,375
         shares of common stock                             123,375              --              --
Stock options                                                21,925              --              --


For additional information on the above securities, see Notes 4 and 7.

9.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, including the issuance of treasury stock for December 31, 1999, and the cashless exercise of the Avery warrants for December 31, 1998, as discussed in Note 6 and excluding short term investments, aggregated $1,944,500 and $2,543,819 respectively, for the year ended December 31, 2000; $2,158,804 and $3,352,674 respectively, for the year ended December 31, 1999; and $4,730,199 and $2,365,820 respectively, for the year ended December 31, 1998.

10.  SUBSEQUENT EVENT

On February 1, 2001, Franklin sold to Avery Communications 1,183,938 shares of common stock and 350,000 shares of preferred stock of Avery Communications for $1,557,617 plus accrued interest on the preferred stock for a realized gain net of expenses of $137,759. As part of the sale Franklin retained the right to receive 1,533,938 shares of Primal a wholly owned subsidiary of Avery Communications. On February 13, 2001, Primal announced that Avery Communications had completed a spin-off of Primal and Franklin received 1,533,938 fully registered and marketable shares of Primal.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no disagreements with our auditors, Ernst & Young LLP on accounting or financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

OFFICERS

     STEPHEN L. BROWN, Chairman and Chief Executive Officer. For additional information about Mr. Brown, please see the Directors' biographical information section below.

     SPENCER L. BROWN, age 35, has been Senior Vice President of the Corporation since November 1995, Secretary of the Corporation since October 1994 and was Vice President from August 1994 to November 1995. Mr. Brown is the son of Stephen L. Brown, the Chairman and Chief Executive of the Corporation.

     HIRAM M. LAZAR, age 36, joined the Corporation as Chief Financial Officer in January 1999. From June 1992 to January 1999, Mr. Lazar was the Vice-President of Finance and Corporate Controller for Lebenthal & Co., Inc., a regional full-service broker/dealer.

COMMON STOCK DIRECTORS

     STEPHEN L. BROWN, age 62, was elected to the Corporation's Board of Directors and appointed Chairman of its Board of Directors in October 1986. He has been Chairman and Chief Executive Officer since October 1986. Prior to joining Franklin, Mr. Brown was Chairman of S.L. Brown & Company, Inc. ("SLB & Co., Inc."), a private investment firm. Mr. Brown is a director of Copley Financial Services Corporation, advisor to Copley Fund, Inc., a mutual fund.

     MILES L. BERGER, age 70, joined the Board as a director in 1996. Mr. Berger is Chairman of the Board of Mid Town Banc Corp, Chicago, and Berger Management Services LLC. Additionally Mr. Berger serves as a board member of Innkeepers USA Trust and Universal Health Realty Income Trust.

     DAVID T. LENDER, age 48, joined the Board as a director in 2000. Mr. Lender is a Managing Director at Banc of America Securities, LLC where he specializes in mergers and acquisitions. Prior to joining Banc of America Securities, LLC, Mr. Lender was a Managing Director in the Mergers and Acquisitions Group of Rothschild, Inc.

     JONATHAN A. MARSHALL, age 62, joined the Board as a director in 1987. Mr. Marshall is a Senior Partner in the law firm of Pennie & Edmonds, and has been a member of that firm since 1974. He is a member of the Bar of the State of New York and is admitted to practice before the United States Supreme Court and the United States Patent and Trademark Office.

     MICHAEL P. ROLNICK, age 35, joined the Board as a director in 1998. Mr. Rolnick is currently a General Partner at ComVentures, a venture capital firm that invests in early stage

Internet and communications companies. Mr. Rolnick is responsible for private equity investments and managing portfolio companies. Prior to joining ComVentures, Mr. Rolnick was Vice President for New Ventures at E*Trade Group, Inc.

PREFERRED STOCK DIRECTORS

     PETER D. GOTTLIEB, age 33, joined the Board as a director in 2000. Mr. Gottlieb is Vice-President of Investments at First Albany Corporation and is a Portfolio Manager for First Albany Asset Management. Mr. Gottlieb serves as a director of Midwest Bank & Trust and Gottlieb Health Services. Additionally, Mr. Gottlieb serves as Treasurer of STEP, Inc.

     IRVING LEVINE, age 79, joined the Board as a director in 1990. He has been Chairman of the Board and President of Copley Fund, Inc., a mutual fund, since 1978, and Chairman and Treasurer of Stuffco International, Inc., a ladies handbag processor and chain-store operator, since 1978. Mr. Levine is President and a director of Copley Financial Services Corporation (advisor to Copley Fund, Inc.) as well as a director of U.S. Energy Systems, Inc. an independent producer of clean efficient energy for growing energy markets.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Corporation's officers and directors, and persons who own more than 10 percent of the Corporation's common stock to file reports (including a year-end report) of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of all reports filed.

     Based solely on a review of the forms furnished to the Corporation, or written representations from certain reporting persons, the Corporation believes that all persons who were subject to Section 16(a) in 2000 complied with the filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth a summary for each of the last three years of the cash and non-cash compensation awarded to, earned by, or paid to the Chief Executive Officer of the Corporation and the other executive officers of the Corporation, whose individual remuneration exceeded $100,000 for the year ended December 31, 2000.



                                                                                             SECURITIES
                                                                           OTHER             UNDERLYING
           NAME &                                                          ANNUAL             OPTIONS            OTHER
     PRINCIPAL POSITION      YEAR     SALARY ($)       BONUS ($)   COMPENSATION($) (1)     AWARDED (#)     COMPENSATION ($)
     ------------------      ----     -----------      ----------  --------------------   -------------    ----------------
   Stephen L. Brown          2000      350,000         125,000               -                   -               -
   CHAIRMAN &                1999      350,000          70,000               -                  7,500            -
   PRESIDENT                 1998      350,000          32,500               -                 22,500            -

   Spencer L. Brown          2000      200,000          40,000               -                   -               -
   SENIOR VICE PRESIDENT     1999      151,250          30,000               -                  7,500            -
        & SECRETARY          1998      126,250          12,500               -                 22,500            -


   Hiram M. Lazar            2000      120,000          15,000               -                  1,875            -
   CHIEF FINANCIAL OFFICER   1999      112,917           5,000               -                  5,625            -


(1) There were no perquisites paid by the Corporation in excess of the lesser of $50,000 or 10% of the compensated person's total salary and bonus for the year.

COMPENSATION OF DIRECTORS

         Each director of the Corporation, other than Mr. Stephen L. Brown, receives a yearly fee of $12,000 plus reimbursement of expenses incurred in attending board meetings.

OPTION GRANTS

         The following table sets forth a summary of the options granted during the year ended December 31, 2000, to the Chief Executive Officer of the Corporation and the other executive officers of the Corporation.

                     NUMBER OF
                     SECURITIES
                     UNDERLYING     PERCENT OF      EXERCISE                        GRANT DATE
                      OPTIONS      TOTAL OPTIONS     PRICE          EXPIRATION        PRESENT
     NAME             GRANTED(1)     GRANTED        PER SHARE          DATE          VALUE ($)(2)
---------------    -------------   -------------    ---------    ----------------   ------------
Hiram M. Lazar        1,875            100%            $14.00    January 27, 2008      $10,463

(1) Options granted on March 1, 2000 are exercisable starting immediately with respect to 50% of the shares granted and with the remaining 50% of the shares granted becoming exercisable on the first anniversary of the grant date. Full vesting would occur prior to the first anniversary in the case of change of control of the Corporation.
(2) Black Scholes pricing model used to calculate. Assumptions used as follows, expected volatility of 41.9%, risk free rate 5.5%, dividend yield 0%, time of exercise 4 years.

OPTION EXERCISES

         The following table sets forth a summary of the options exercised during the year ended December 31, 2000, by the Chief Executive Officer of the Corporation and the other executive officers of the Corporation.

                                                             NUMBER OF
                                                            SECURITIES        VALUE OF
                                                            UNDERLYING       UNEXERCISED
                   SHARES ACQUIRED                          UNEXERCISED      IN-THE-MONEY
 NAME                 ON EXERCISE       VALUE REALIZED        OPTIONS          OPTIONS
 ----                -----------        --------------        -------          -------
Stephen L. Brown       14,603             $131,192               --                 --
Spencer L. Brown       17,632             $199,064               --                 --
Hiram M. Lazar          2,423             $ 19,388              1,875               --

EMPLOYMENT AGREEMENTS

         On May 1, 2000, Stephen L. Brown signed an Employment Agreement with the Corporation ("the Employee Agreement"), which superseded an agreement that was to expire on December 31, 2000. The Employee Agreement expires on December 31, 2003, ("the Term"). The Term will automatically renew from year to year thereafter, unless the Corporation notifies

Mr. Brown not less than 120 days prior to the end of any Term in writing that the Corporation will not be renewing the Employee Agreement.

         During the period of employment, Mr. Stephen L. Brown shall serve as the Chairman and Chief Executive Officer of the Corporation; be responsible for the general management of the affairs of the Corporation, reporting directly to the Board of Directors of the Corporation, serve as a member of the Board for the period of which he is and shall from time to time be elected or reelected.

         Mr. Stephen L. Brown is to receive compensation under the Employment Agreement in the form of base salary of $420,000 beginning January 1, 2001. In addition, the Board of Directors may increase such salary at its discretion from time to time. Mr. Brown is also entitled to be paid bonuses as the Board of Directors determines in its sole discretion. Under the Employment Agreement, the Corporation is to provide Mr. Brown with a company car and membership in certain clubs. Mr. Brown is entitled under the Employment Agreement to participate in any employee benefit plans or programs and to receive all benefits, perquisites and emoluments for which salaried employees are eligible.

         Under the Employment Agreement, Mr. Stephen L. Brown is entitled to severance pay in the event of termination without cause or by constructive discharge equal to the remaining base salary payable under the Employment Agreement and provides for death benefits payable to the surviving spouse equal to Mr. Brown's base salary for a period of one year.

         In addition, Mr. Stephen L. Brown and the Corporation entered into a Severance Agreement ("the Severance Agreement") on May 1, 2000. Under the
Severance Agreement Mr. Brown is entitled to receive severance if following a change in control as defined in the Severance Agreement, such individual's employment is terminated by the Corporation without cause or by the executive within one year of such change in control, the individual shall be entitled to receive compensation in a lump sum payment equal to 1.5 times the individual's average compensation over the past five years.

         On May 1, 2000, Spencer L. Brown signed an Employment Agreement with the Corporation ("the Employee Agreement"). The Employee Agreement expires on December 31, 2003, ("the Term"). The Term will automatically renew from year to year thereafter, unless the Corporation notifies Mr. Brown not less than 120 days prior to the end of any Term in writing that the Corporation will not be renewing the Employee Agreement.

         During the period of employment, Mr. Spencer L. Brown shall serve as the Senior Vice-President and Secretary of the Corporation; be responsible for the general management of the affairs of the Corporation, reporting directly to the Board of Directors of the Corporation, serve as a member of the Board for the period of which he is and shall from time to time be elected or reelected.

         Mr. Spencer L. Brown is to receive compensation under his Employment Agreement in the form of base salary of $225,000 beginning May 1, 2000. In addition, the Board of Directors may increase such salary at its discretion from time to time. Mr. Brown is also entitled to be paid bonuses as the Board of Directors determines in its sole discretion. Under the Employment Agreement, the Corporation is to provide Mr. Brown with a company car and membership in certain clubs. Mr. Brown is entitled under the Employment Agreement to participate in any employee benefit plans or programs and to receive all benefits, perquisites and emoluments for which salaried employees are eligible.

         Under the Employment Agreement, Mr. Spencer L. Brown is entitled to severance pay in the event of termination without cause or by constructive discharge equal to the remaining base salary payable under the Employment Agreement and provides for death benefits payable to the surviving spouse equal to Mr. Brown's base salary for a period of one year.


         In addition, Mr. Spencer L. Brown and the Corporation entered into a Severance Agreement ("the Severance Agreement") on May 1, 2000. Under the
Severance Agreement Mr. Brown is entitled to receive severance if following a change in control as defined in the Severance Agreement, such individual's employment is terminated by the Corporation without cause or by the executive within one year of such change in control, the individual shall be entitled to receive compensation in a lump sum payment equal to 1.5 times the individual's average compensation over the past five years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK -

         The following table sets forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the Commission) of the Corporation's common stock as of February 28, 2001, by 1) each person who is known by the Corporation to be the beneficial owner of more than five percent of the outstanding common stock, 2) each director of the Corporation, 3) each current executive officer listed in the Summary
Compensation Table and 4) all directors and executive officers of the Corporation as a group. Except as otherwise indicated, to the Corporation's knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The Corporation is not aware of any arrangement that may, at a subsequent date, result in a change of control of the Corporation. The address for all beneficial owners, unless stated otherwise below is c/o Franklin Capital Corporation 450 Park Avenue, Suite 1000, New York, NY 10022.

                                              AMOUNT AND
                                               NATURE OF
       NAME AND ADDRESS                       BENEFICIAL          PERCENT
       OF BENEFICIAL OWNER                     OWNERSHIP          OF CLASS
       --------------------                   ----------         ---------
The Prudential Insurance
Company of America                             211,557               19.3%
751 Broad Street
Newark, NJ 07102
Stephen L. Brown                               138,059           (1) 12.6%
Peter D. Gottlieb                               82,900           (2)  7.3%
Irving Levine                                   46,375           (3)  4.1%
Spencer L. Brown                                32,944           (4)  3.0%
Miles L. Berger                                 21,250           (5)  1.9%
Jonathan A. Marshall                            20,200           (6)  1.8%
Hiram M. Lazar                                   8,048           (7)   *
Michael P. Rolnick                               6,850           (5)   *
David T. Lender                                    300                 *
All officers and directors
     as a group (9 persons)                    356,926               29.8%


-----------------------
* Less than 1.0%

(1) Does not include 5,023 shares owned by Mr. Brown's children and does not include 32,944 shares owned by Spencer L. Brown, who is also his son. See
     (4) below. Mr. Brown disclaims beneficial ownership of such shares.

(2) Includes preferred stock held which is convertible into 3,750 shares of common stock. Also includes 44,400 shares of common stock and preferred stock which is convertible into 30,000 shares of common stock owned by Kuby Gottlieb Special Value Fund ("KGSV") and 3,750 shares of common stock owned by Kuby Gottlieb Investments ("KGI"). Mr. Gottlieb may be deemed to be a controlling person of KGSV and KGI due to his position as portfolio manager. Therefore, Mr. Gottlieb may be deemed to be a beneficial owner of all shares owned by KGSV and KGI.

(3) Includes options for 2,500 shares exercisable on February 14, 2000, options for 625 shares exercisable on June 7, 2000, options for 2,500 shares exercisable on February 14, 2001 and options for 625 shares exercisable on June 7, 2001. Also includes preferred stock which is convertible into 35,625 shares of common stock owned by Copley Fund, Inc. ("Copley"). Mr. Levine may be deemed to be a controlling person of Copley due to his position as Chairman and Chief Executive Officer. Therefore, Mr. Levine may be deemed to be a beneficial owner of all shares owned by Copley.

(4) Includes preferred stock held which is convertible into 1,875 shares of common stock.

(5) Includes options for 2,500 shares exercisable on February 14, 2000, options for 625 shares exercisable on June 7, 2000, options for 2,500 shares exercisable on February 14, 2001 and options for 625 shares exercisable on June 7, 2001.

(6) Includes options for 2,500 shares exercisable on February 14, 2000, options for 625 shares exercisable on June 7, 2000, options for 2,500 shares exercisable on February 14, 2001 and options for 625 shares exercisable on June 7, 2001. Also includes preferred stock held which is convertible into 3,750 shares of common stock.

(7) Includes options for 937 shares exercisable on March 1, 2000, and options for 938 shares exercisable on March 1, 2001. Also includes preferred stock held which is convertible into 750 shares of common stock.

PREFERRED STOCK -

         The following table sets forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the Commission) of the Corporation's preferred stock as of February 28, 2001, by
1) each person who is known by the Corporation to be the beneficial owner of more than five percent of the outstanding preferred stock, 2) each director of the Corporation, 3) each current executive officer listed in the Summary Compensation Table and 4) all directors and executive officers of the Corporation as a group. Except as otherwise indicated, to the Corporation's knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The Corporation is not aware of any arrangement that may, at a subsequent date, result in a change of control of the Corporation. The address for all beneficial owners, unless stated otherwise below is c/o Franklin Capital Corporation 450 Park Avenue, Suite 1000, New York, NY 10022.

                                           AMOUNT AND
                                            NATURE OF
       NAME AND ADDRESS                     BENEFICIAL         PERCENT
       OF BENEFICIAL OWNER                  OWNERSHIP          OF CLASS
       -------------------                  ---------          --------
       Irving Levine                          4,750           (1) 28.9%
       Peter D. Gottlieb                      4,500           (2) 27.3%
       Mark Rattner                           2,000           (3) 12.2%
       c/o Professional Indemnity
       37 Radio Circle Drive
       Mount Kisco, NY 10549
       Gerry M. Ritterman                     1,500                9.1%
       47 Lawrence Farms Crossways
       Chappaqua, NY 10514
       Jonathan A. Marshall                     500                3.0%
       Spencer L. Brown                         250                1.5%
       Hiram M. Lazar                           100                 *
       Miles L. Berger                           -                  *
       Stephen L. Brown                          -                  *
       David T. Lender                           -                  *
       Michael P. Rolnick                        -                  *
       All officers and directors
            as a group (9 persons)           10,100               61.4%
       -----------------------
        * Less than 1.0%

(1) Preferred stock owned by Copley Fund, Inc. ("Copley"). Mr. Levine may be deemed to be a controlling person of Copley due to his position as Chairman and Chief Executive Officer. Therefore, Mr. Levine may be deemed to be a beneficial owner of all shares owned by Copley.

(2) Includes 4,000 shares of preferred stock owned by Kuby Gottlieb Special Value Fund ("KGSV"). Mr. Gottlieb may be deemed to be a controlling person of KGSV due to his position as portfolio manager. Therefore, Mr. Gottlieb may be deemed to be a beneficial owner of all shares owned by KGSV.

(3) Includes 1,000 shares of preferred stock owned by Marshall Rattner, Inc. ("MRI"). Mr. Rattner may be deemed to be a controlling person of MRI due to his position as Chief Executive Officer. Therefore, Mr. Rattner may be deemed to be a beneficial owner of all shares owned by MRI.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Items 10 through 12 and Footnote 6 to the Financial Statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

The following financial statements are set forth under Item 8.

     (a)  (1)  Financial Statements

                    Report of Ernst & Young, LLP

                    Balance Sheets as of December 31, 2000 and 1999

                    Statements of Operations for the years ended December 31,
                      2000, 1999 and 1998

                    Statements of Cash Flows for the years ended December 31,
                      2000, 1999 and 1998

                    Statements of Changes in Net Assets for the years ended
                      December 31, 2000, 1999 and 1998

                    Financial Highlights for the years ended December 31, 2000,
                      1999, 1998, 1997 and 1996

                    Portfolio of Investments as of December 31, 2000

                    Notes to Financial Statements

The following exhibits are filed herewith or incorporated as set forth below:

          (2)  Exhibits

                   (3)  (i)   Articles of Incorporation*

                   (3)  (ii)  By-Laws*

                   (3)  (iii) Amendment to Articles of Incorporation

                   (4)  (i)   Certificate of Designation

                   (4)  (ii)  Registration Rights Agreement

                   (4)  (iii) Preferred Stock Purchase Agreement

                   (10) (i)   Employment Agreement - Stephen L. Brown

                   (10) (ii)  Employment Agreement - Spencer L. Brown

                   (10) (iii) Severance Agreement - Stephen L. Brown

                   (10) (iv)  Severance Agreement - Spencer L. Brown

                   (11) Computation of per share earnings are set forth in Footnote 8 of the 2000 Financial Statements as set forth in Item 8.

                   (23)       Consent of Ernst & Young, LLP

     (b) Reports on Form 8-K. The Corporation did not file any reports on Form 8-K during the last quarter of 2000.

--------------------------------------------------------------------------------

* Incorporated by reference to the Corporation's Form N-2, as amended, filed July 31, 1992.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               FRANKLIN CAPITAL CORPORATION

Date: March 29, 2001           By: /s/
                               ---------------------------------
                               Stephen L. Brown
                               CHAIRMAN & CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation in the capacities and on the dates indicated.



SIGNATURES                            TITLE                               DATE

/s/                                   Chairman &                          March 29, 2001
-----------------------------         Chief Executive Officer
   Stephen L. Brown

/s/                                   Senior Vice President &             March 29, 2001
-----------------------------         Secretary
   Spencer L. Brown

/s/                                   Chief Financial Officer             March 29, 2001
-----------------------------
   Hiram M. Lazar

/s/                                   Director                            March 29, 2001
-----------------------------
   Miles L. Berger

/s/                                   Director                            March 29, 2001
-----------------------------
   Peter D. Gottlieb

/s/                                   Director                            March 29, 2001
-----------------------------
   David T. Lender

/s/                                   Director                            March 29, 2001
-----------------------------
   Irving Levine

/s/                                   Director                            March 29, 2001
-----------------------------
   Jonathan A. Marshall

/s/                                   Director                            March 29, 2001
-----------------------------
   Michael P. Rolnick

                                       44