Form 10-Q
period 2001-03-31
FRANKLIN CAPITAL CORP
filed 2001-05-15
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
   _X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

   For the Quarterly period ended MARCH 31, 2001
                                  --------------

                                       or

   ___ Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

   For the transition period from  ________________ to ___________________.

Commission File No.  1-9727
                     ------

                          FRANKLIN CAPITAL CORPORATION
                          ----------------------------
               (Exact name of registrant specified in its charter)

         DELAWARE                                        13-3419202
---------------------------                -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

450 PARK AVENUE, 10TH FLOOR, NEW YORK, NEW YORK                       10022
-----------------------------------------------                     ------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code       (212) 486-2323
                                                     ---------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                          Common Stock, $1.00 par value
           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 30, 2001 was $3,381,516 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock outstanding as of April 30, 2001 was 1,091,400.

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

SIGNATURE

EXHIBIT INDEX

                           FORWARD LOOKING STATEMENTS

WHEN  USED  IN  THIS  ANNUAL  REPORT  ON  FORM  10-K,   THE  WORDS   "BELIEVES,"
"ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

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

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Balance Sheets

--------------------------------------------------------------------------------
                                                      March 31,     December 31,
                                                         2001           2000
                                                     (unaudited)
--------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market
  value (cost: March 31, 2001 - $96,124;
  December 31, 2000 - $122,231)  (Note 2)            $   90,675     $  112,019
Investments, at fair value
  (cost: March 31, 2001 - $2,140,589;
  December 31, 2000 - $3,505,159)  (Note 2)
    Affiliate investments                               377,430      1,338,389
    Other investments                                 2,162,549      3,548,504
                                                     ----------     ----------
                                                      2,539,979      4,886,893
                                                     ----------     ----------

Cash and cash equivalents (Note 2)                    1,719,322        647,565
Other assets                                            116,584        120,235
                                                     ----------     ----------

                                                     $4,466,560     $5,766,712
TOTAL ASSETS


--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued liabilities             $   79,092     $  187,632
                                                     ----------     ----------

TOTAL LIABILITIES                                        79,092        187,632
                                                     ----------     ----------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value,
  cumulative 7% dividend:
  5,000,000 shares authorized; 16,450 shares
  issued and outstanding at March 31, 2001 and
  December 31, 2000
  (Liquidation preference $1,645,000) (Note 4)           16,450         16,450
Common stock, $1 par value: 5,000,000 shares
  authorized; 1,505,888 shares issued:1,096,900
  shares outstanding at March 31, 2001 and
  1,098,200 at December 31,2000 (Note 7)              1,505,888      1,505,888
Paid-in capital - common stock                        8,643,060      8,643,060
                  preferred stock                     1,628,550      1,628,550
Unrealized appreciation of investments,
  net of deferred income taxes  (Notes 2 and 3)         393,941      1,371,522
Accumulated deficit                                  (5,395,280)    (5,190,908)
                                                     ----------     ----------

                                                      6,776,159      7,958,112
Deduct common stock held in treasury, at cost,
  408,988 shares at March 31, 2001, and 407,688
  shares at December 31, 2000 (Note 4)               (2,405,141)    (2,395,482)
                                                     ----------     ----------

Net assets, equivalent to $4.00 basic, $3.60 as
  if converted basis, and $ 2.50 as if
  liquidated basis, per common share at
  March 31, 2001, and $5.08 basic, $4.57 as if
  converted basis, and $3.58 as if liquidated
  basis at December 31, 2000 (Note 9)                 4,371,018      5,562,630
                                                     ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $4,450,110     $5,750,262
                                                     ==========     ==========

--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================
 STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31,                     2001           2000
--------------------------------------------------------------------------------

INVESTMENT INCOME
  Dividend income                                    $    26,744    $    10,500
  Interest income                                         15,813         11,844
                                                     -----------    -----------

                                                          42,557         22,344
                                                     -----------    -----------

EXPENSES
  Salaries and employee benefits (Note 7)                252,190        191,979
  Professional fees                                       41,325        117,851
  Rent  (Note 5)                                          29,784         20,484
  Insurance                                               10,600         10,440
  Directors' fees                                         18,500         13,875
  Taxes other than income taxes                           20,754         17,645
  Newswire and promotion                                   1,000          1,500
  Depreciation and amortization                            4,998          5,221
  General and administrative                              53,503         66,111
                                                     -----------    -----------

                                                         432,654        445,106
                                                     -----------    -----------

Net investment loss from operations                     (390,097)      (422,762)

Net realized gain on portfolio of investments:
  Investment securities:
    Affiliated                                           137,757        121,696
    Unaffiliated                                          86,464        606,448
                                                     -----------    -----------
  Total investment securities                            224,221        728,144

  Other than investment securities                           823          3,617
                                                     -----------    -----------

Net realized gain on portfolio of investments            225,044        731,761
                                                     -----------    -----------

Provision for current income taxes                        10,532         19,000
                                                     -----------    -----------

Net realized (loss) income                              (175,585)       289,999

(Decrease) increase in unrealized appreciation of investments, net of deferred income taxes:

   Investment securities:
     Affiliated                                          419,699      2,488,160
     Unaffiliated                                     (1,397,280)      (122,578)
                                                     -----------    -----------
   Total investment securities                          (977,581)     2,365,582

   Other than investment securities                            0       (951,862)
                                                     -----------    -----------

   Deferred income taxes                                       0        605,000
                                                     -----------    -----------

(Decrease) increase in unrealized appreciation
  of investments, net of deferred income taxes          (977,581)       808,720
                                                     -----------    -----------

Net (decrease) increase in net assets
  from operations                                    ($1,153,166)   $ 1,098,719
                                                     -----------    -----------

Preferred dividends                                       28,787         12,270
                                                     -----------    -----------

Net (decrease) increase in net assets
  attributable to common stockholders                ($1,181,953)   $ 1,086,449
                                                     ===========    ===========

Basic net (decrease) increase in net assets
  from operations per common share (Note 8)               ($1.08)         $0.99
                                                          ======          =====

Diluted net (decrease) increase in net assets
  from operations per common share (Note 8)               ($1.08)         $0.92
                                                          ======          =====

-------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================
STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31,                      2001          2000
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net (decrease) increase in net assets
    from operations                                   ($1,153,166)  $ 1,098,719
  Adjustments to reconcile net (decrease)
    increase in net assets to net cash used in
    operating activities:
      Depreciation and amortization                         4,998         5,221
      Decrease (increase) in unrealized
        appreciation of investments, net of
        deferred income tax expense                       977,581      (808,720)
      Net realized gain on portfolio of
        investments, net of current income taxes         (214,520)     (712,761)

      Changes in operating assets and liabilities:

        Decrease in receivable from disposal
          of investments                                       --       170,391
        Increase in other assets                           (1,347)      (67,101)
        Decrease in accounts payable and
          accrued liabilities                            (119,070)     (142,191)
                                                      -----------   -----------

          Total adjustments                               647,642    (1,555,161)
                                                      -----------   -----------

          Net cash used in operating activities          (505,524)     (456,442)
                                                      -----------   -----------

Cash flows from investing activities:

  Proceeds from sale of affiliates                      1,519,421       218,081
  Proceeds from sale of other investments                 114,635         3,617
  Proceeds from sale of marketable investment
    securities                                            221,399       672,567
  Purchases of other investments                          (49,094)     (183,125)
  Purchases of marketable investment securities          (190,634)      (23,991)
                                                      -----------   -----------

          Net cash provided by investing activities     1,615,727       687,149
                                                      -----------   -----------

Cash flows from financing activities:

  Proceeds from issuance of preferred stock                    --     1,645,000
  Payment of preferred dividends                          (28,787)      (12,270)
  Purchases of treasury stock                              (9,659)           --
                                                      -----------   -----------

          Net cash (used in) provided by
            financing activities                          (38,446)    1,632,730
                                                      -----------   -----------

Net increase in cash and cash equivalents               1,071,757     1,863,437

Cash and cash equivalents at beginning of period          647,565       571,341
                                                      -----------   -----------

Cash and cash equivalents at end of period            $ 1,719,322   $ 2,434,778
                                                      ===========   ===========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================
STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)
--------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31,                      2001          2000
--------------------------------------------------------------------------------

(Decrease) increase in net assets from operations:
   Net investment loss                                  ($390,097)    ($422,762)
   Net realized gain on portfolio of investments,
     net of current income taxes                          214,512       712,761
   (Decrease) increase in unrealized appreciation
     of investments, net of deferred income taxes        (977,581)      808,720
                                                      -----------   -----------

     Net (decrease) increase in net assets
       from operations                                 (1,153,166)    1,098,719

Capital stock transactions:
   Issuance of preferred stock                                 --     1,645,000
   Payment of dividends on preferred stock                (28,787)      (12,270)
   Purchase of treasury stock                              (9,659)           --
                                                      -----------   -----------

       Total (decrease) increase in net assets         (1,191,612)    2,731,449
                                                      -----------   -----------

Net assets at beginning of period                       5,562,630     8,440,382
                                                      -----------   -----------

Net assets at end of period                           $ 4,371,018   $11,171,831
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

                          FRANKLIN CAPITAL CORPORATION
================================================================================
PORTFOLIO OF INVESTMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

MARKETABLE INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   NUMBER OF                     VALUE
MARCH 31, 2001                                                                      SHARES       COST(1)        (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------

     New Media Spark - common stock                                                                200,000      $61,449      $56,000
     Certificate of Deposit - 4.81%, due 04/04/2001 (2)                                                          34,675       34,675
                                                                                                             ----------   ----------

Total Marketable Investment Securities (3.4% of total investments and 2.1% of net assets)                      $ 96,124      $90,675
                                                                                                             ==========   ==========

------------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                        EQUITY   NUMBER OF                VALUATION
MARCH 31, 2001                                                    INVESTMENT           INTEREST    SHARES      COST(1)     (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------
AFFILIATES

  Excom Ventures, LLC
    (5.3% of total investments and 3.2% of net assets)               Units              18.64%     140,000   $  140,000   $  140,000
    (Purchase evaluation software)

  Primal Solutions, Inc. (9.0% of total investments
    and 5.4% of net assets)                                      Common stock            7.30%   1,483,938      237,430      237,430
                                                                                                             ----------   ----------
    (Internet-based Voice over IP billing software)

Total Affiliates                                                                                                377,430      377,430

OTHER INVESTMENTS

  Alacra Corporation (38.0% of total investments          Convertible preferred stock    1.68%     321,543    1,000,000    1,000,000
    and 22.8% of net assets)
    (Internet-based information provider)

  Go America Inc. (30.9% of total investments
    and 18.5% of net assets)                                     Common stock            0.76%     400,024      413,159      812,549
    (Wireless internet service provider)

  Structured Web, Inc. (13.3% of total
    investments and 8.0% of net assets)                   Convertible preferred stock    3.60%     188,425      350,000      350,000
                                                                                                             ----------   ----------
    (Internet-based application service provider)

Total Other Investments                                                                                       1,763,159    2,162,549
                                                                                                             ----------   ----------

Total Investments, at Fair Value                                                                             $2,140,589   $2,539,979
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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2001

1. ORGANIZATION

Franklin Capital Corporation ("Franklin", or the "Corporation") is a Delaware corporation registered as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "Act"). A BDC is a specialized type of investment company under the Act. A BDC must be primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such companies are termed "eligible portfolio companies". The Corporation, as a BDC, generally may invest in other securities, however such investments may not exceed 30% of the Corporation's total asset value at the time of any such investment.

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

The Corporation paid no interest or income taxes during the three months ended March 31, 2001 and 2000.

At March 31, 2001, the Corporation held cash and cash equivalents primarily in money market funds and overnight commercial paper at two commercial banking institutions and one broker/dealer.

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

Investments for which there is no ready market are initially valued at cost and, thereafter, at fair value based upon the financial condition and operating results of the issuer and other pertinent factors as determined by the good faith of the Board of Directors. The financial condition and operating results have been derived utilizing both audited and unaudited data. In the absence of a ready market for an investment, numerous assumptions are inherent in the valuation process. Some or all of these assumptions may not materialize. Unanticipated events and circumstances may occur subsequent to the date of the valuation and values may change due to future events. Therefore, the actual amounts eventually realized from each investment may vary from the valuations shown and the differences may be material. Franklin reports the unrealized gain or loss resulting from such valuation in the Statements of Operations.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

3. INCOME TAXES

For the three months ended March 31, 2001 and 2000, Franklin's tax (provision) benefit was based on the following:

                                                            2001         2000
                                                         ---------    ---------

Net investment loss from operations ..................   $(390,097)   $(422,762)
Net realized gain on portfolio of investments ........     225,044      731,761
(Decrease) increase in unrealized appreciation .......    (977,581)   1,413,720
                                                       -----------   ----------
  Pre-tax book income loss ........................... $(1,142,634)  $1,722,719
                                                       ===========   ==========


                                                            2001         2000
                                                         ---------    ---------
Tax benefit (provision) at 34% on $(1,142,634) and
  $1,722,719 respectively ............................   $ 388,000    $(586,000)
State and local, net of Federal benefit ..............      15,000      (34,000)
Book losses for which no benefit is provided .........      (2,000)      (4,000)
Change in valuation allowance ........................    (412,000)          --
                                                         ---------    ---------
                                                         $ (11,000)   $(624,000)
                                                         =========    =========

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The components of the tax provision are as follows:

                                                            2001         2000
                                                         ---------    ---------

Current state and local tax provision ................   $ (11,000)   $ (19,000)
Deferred tax expense .................................          --     (605,000)
                                                         ---------    ---------
Provision for income taxes ...........................   $ (11,000)   $(624,000)
                                                         =========    =========

Deferred income tax provision reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At March 31, 2001 and December 31, 2000, significant deferred tax assets and liabilities consist of:



                                                           ASSET (LIABILITY)
                                                        ----------------------
                                                        March 31,   December 31,
                                                        ---------   -----------
                                                           2001         2000
                                                        ----------   ----------
Deferred Federal and state benefit from
  net operating loss carryforward ...................   $1,698,000   $1,638,000

Deferred Federal and state provision on
  unrealized appreciation of investments ............     (142,000)    (494,000)

Valuation allowance .................................   (1,556,000)  (1,144,000)
                                                        ----------   ----------
Deferred taxes ......................................   $      --    $      --
                                                        ==========   ==========

At December 31, 2000, Franklin had net operating loss carryforwards for income tax purposes of approximately $4,551,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $1,638,000.

4. STOCKHOLDERS' EQUITY

The Accumulated Deficit at March 31, 2001 consists of accumulated net realized gains of $4,826,000 and accumulated investment losses of $10,222,000.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Board of Directors has authorized Franklin to repurchase up to an aggregate of 525,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of December 31, 2000 the Corporation had purchased 458,850 shares of its common stock of which 407,688 remained in treasury. During the three months ended March 31, 2001, the Corporation purchased 1,300 shares of its common stock at a total cost of $9,659. To date, Franklin has repurchased 460,150 shares of its common stock of which 408,988 shares remain in treasury at March 31, 2001.

5. COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease, which provides for annual minimum rental payments as follows:

December 31,
2001 .................................................................  $149,600
2002 .................................................................   149,600
2003 .................................................................   149,600
                                                                        --------
                                                                        $448,800
                                                                        ========

Rent expense for the three months ended March 31, 2001, and 2000 was $29,784 and $20,484 respectively. For the three months ended March 31, 2001 and 2000, the Corporation collected rents of $6,000 and $15,000, respectively, from subtenants under month to month leases, for a portion of its existing office space which is reflected as a reduction in rent expense for that period.

6. TRANSACTIONS WITH AFFILIATES

On February 1, 2001, Franklin sold to Avery Communications, Inc. ("Avery") 1,183,938 shares of common stock and 350,000 shares of preferred stock of Avery representing Franklin's entire holding in Avery, for $1,557,617 plus accrued interest on the preferred stock for a realized gain net of expenses of $137,759. As part of the sale Franklin retained the right to receive 1,533,938 shares of Primal Solutions, Inc. ("Primal") a wholly owned subsidiary of Avery. On February 13, 2001, Primal announced that Avery had completed a spin-off of Primal and Franklin received 1,533,938 fully registered and marketable shares of Primal. During the three months ended March 31, 2001, Franklin sold 50,000 shares of Primal for total proceeds of $9,000, realizing a gain of $1,000.

7. STOCK OPTIONS

On September 9, 1997, Franklin's stockholders approved two Stock Option Plans: a Stock Incentive Plan ("SIP") to be offered to the Corporation's consultants, officers and employees (including any officer or employee who is also a director of the Corporation) and a Non-Statutory Stock Option Plan ("SOP") to be offered to the Corporation's "outside" directors, i.e., those directors who are not also officers or employees of Franklin. 112,500 shares of the Corporation's Common Stock have been reserved for issuance under these plans, of which 67,500 shares have been reserved for the SIP and 45,000 shares have been reserved for the SOP. Shares subject to options that terminate or expire prior to exercise will be available for future grants under the Plans. Because the issuance of options to "outside" directors is not permitted under the Act, without an exemptive order by the Securities and Exchange Commission ("the Commission"), the issuance

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


of options under the SOP was conditioned upon the granting of such order. The Commission granted the order on January 18, 2000.

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

Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Proforma information determined consistent with the fair value method required by FASB Statement No. 123, is as follows:

                                                        MARCH 31,      MARCH 31,
                                                          2001           2000
                                                       -----------    ----------
Net (decrease) increase in net assets
  from operations:

As reported .......................................    ($1,153,166)   $1,098,719
Pro forma .........................................    ($1,159,244)   $1,019,758

Net increase (decrease) in net assets
  per common share:

As reported .......................................       ($ 1.08)       $  0.99
Pro forma - Basic .................................       ($ 1.09)       $  0.92
Pro forma - Diluted ...............................       ($ 1.09)       $  0.86

Net Asset Value per share:
As reported - Basic ...............................        $ 4.00        $ 10.19
Pro forma - Basic .................................        $ 3.99        $ 10.12
Pro forma - As if converted basis .................        $ 3.59        $  8.62
Pro forma - As if liquidated basis ................        $ 2.49        $  8.62

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                  MARCH 31, 2000
                                                  --------------
                    Stock volatility                   41.9%
                    Risk-free interest rate             5.5%
                    Option term in years                  4
                    Stock dividend yield                 --

No options were granted during the three months ended March 31, 2001.

The following is a summary of the status of the Stock Option Plans during the three months ended:

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                       MARCH 31, 2001          MARCH 31, 2000
                                     ------------------      ------------------
                                                Weighted                Weighted
                                                 Average                 Average
                                                Exercise                Exercise
                                     Shares      Price       Shares      Price
                                     ------      ------      ------      ------
Outstanding at beginning
  of period                          39,375      $11.27      65,625      $ 4.59
Granted                                  --          --      31,875      $11.65

Exercised                                --          --          --          --
Forfeited                                --          --          --          --
Expired                                  --          --          --          --
Outstanding at end of period         39,375      $11.27      97,500      $ 8.97
                                     ======                  ======
Exercisable at end of period         14,375      $10.73      73,750      $ 5.61
                                     ======                  ======
Weighted average fair value
  of options granted                     --                  $ 2.59

The options issued under the SIP have a remaining contractual life of 7.8 years. The options issued under the SOP have a remaining contractual life of 8.9 years.

8. NET INCREASE IN NET ASSETS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                             MARCH 31,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
Numerator:
    Net (decrease) increase in net assets from
       operations                                    ($1,153,166)   $ 1,098,719
    Preferred stock dividends                            (28,787)       (12,270)
                                                     -----------    -----------
    Numerator for basic earnings per share -
      net (loss) income available for common
      stockholders                                   ($1,181,953)   $ 1,086,449
    Effect of dilutive securities:
      Preferred stock dividends                               --         12,270
                                                     -----------    -----------
    Numerator for diluted earnings per share -
      net (decrease) increase in net assets
      available for common stockholders after
      assumed conversions                            ($1,181,953)   $ 1,098,719
                                                     ===========    ===========

Denominator:
    Denominator for basic (decrease) increase
      in net assets from operations
      weighted - average shares                        1,097,166      1,095,882

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


    Effect of dilutive securities:
      Convertible preferred stock - weighted -
        average common equivalent shares                      --         52,875
      Employee stock options - weighted -
        average shares                                        --         38,168
                                                     -----------    -----------
      Dilutive potential common stock                         --         91,043
                                                     -----------    -----------

    Denominator for diluted (decrease) increase
      in net assets available for common
      stockholders - adjusted weighted - average
      shares and assumed conversions                   1,097,166      1,186,925
                                                     ===========    ===========

Basic net (decrease) increase in net assets
    attributable to common stockholders                   ($1.08)         $0.99
                                                          ======          =====

Diluted net (decrease) increase in net assets
    attributable to common stockholders                   ($1.08)         $0.92
                                                          ======          =====

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                            -------     -------
                                                             2001        2000
                                                            -------     -------
Preferred stock convertible into 123,375
    shares of common stock                                  123,375         --

For additional information on the above securities, see Note 4.

9.    NET ASSET VALUE PER SHARE

The following table sets forth the computation of basic, as if converted basis and as if liquidated basis net asset value per common share:

                                                        MARCH 31,   DECEMBER 31,
                                                       ----------    ----------
                                                          2001          2000
                                                       ----------    ----------
Numerator:
    Net assets, numerator for basic and as if
      converted basis, net asset value per
      common share                                     $4,387,468    $5,579,080
    Liquidation value of convertible preferred
      stock                                             1,645,000     1,645,000
                                                       ----------    ----------
    Numerator for as if liquidated basis, net
      asset value per common share                     $2,742,468    $3,934,080
                                                       ==========    ==========

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Denominator:
    Number of common shares outstanding,
      denominator for basic and as if liquidated
      net asset value per common share                  1,096,900     1,098,200
    Number of shares of common stock to be
      issued upon conversion of preferred stock           123,375       123,375
                                                       ----------    ----------
    Denominator for as if converted net asset value
      per common share                                  1,220,275     1,221,575
                                                       ==========    ==========

    Net asset value per common share, basic            $     4.00    $     5.08
                                                       ==========    ==========

    Net asset value per common share, as if
      converted basis                                  $     3.60    $     4.57
                                                       ==========    ==========

    Net asset value per common share, as if
      liquidated basis                                 $     2.50    $     3.58
                                                       ==========    ==========

10. PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities excluding short term investments, aggregated $239,728 and $1,854,632 respectively, for the three months ended March 31, 2001; $207,116 and $894,265 respectively, for the three months ended March 31, 2000.

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

FINANCIAL CONDITION

     The Corporation's total assets and net assets were, respectively, $4,466,560 and $4,387,468 at March 31, 2001, versus $5,766,712 and $5,579,080 at
December 31, 2000. Net asset value per share was $4.00 basic, $3.60 as if converted basis, and $2.50 as if liquidated basis at March 31, 2001, versus $5.08 basic, $4.57 as if converted, and $3.58 as if liquidated at December 31, 2000.

     The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                                     MARCH 31,      DECEMBER 31,
                                                       2001             2000
                                                    ----------       ----------
Investments, at cost                                $2,236,713       $3,627,390
Unrealized appreciation, net of
  deferred taxes                                       393,941        1,371,522
                                                    ----------       ----------
Investments, at fair value                          $2,630,654       $4,998,912
                                                    ==========       ==========

INVESTMENTS

     At March 31, 2001, the Corporation had an investment in Alacra Corporation ("Alacra"), formerly known as Data Downlink, valued at $1,000,000, which represents 22.4% of the Corporation's total assets and 22.8% of its net assets. Alacra, headquartered in New York and London, is a leading provider of Internet-based online information services. Alacra provides a service called
 .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuiteTM, a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbook(TM), a tool for company peer analysis; and Portal BTM, a fully integrated business information portal.

     On April 20, 2000, the Corporation purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. In connection with this investment, Franklin was granted observer rights for Alacra Board of Directors meetings.

     At March 31, 2001, the Corporation had an investment in Excom Ventures, LLC ("Excom") valued at $140,000, which represents 3.1% of the Corporation's total assets and 3.2% of its net assets. Excom was formed as a limited liability holding company for the purpose of investing in Expert Commerce, Inc. ("Expert Commerce"). Expert Commerce is a Business-to-Business purchase evaluation engine that simulates the way people make decisions. Based on intelligent and proven technology, the engine helps structure complex decisions and provides an audit trail to justify transactions, empowering buyers to make purchase decisions with confidence.

     On June 26, 2000, the Corporation purchased $140,000 worth of Excom Units.

     At March 31, 2001 the Corporation owned 400,024 of common stock of Go America, Inc. ("Go America"), a wireless internet service provider valued at $812,549, which represents 18.2% of the Corporation's total assets and 18.5% of its net assets. Go America is a leading provider of nationwide wireless Internet services. Go America enables business and individual subscribers to access remotely the Internet, email and corporate intranets in real time through a wide variety of mobile computing and communications devices. Go America's Wireless Internet Connectivity Center offers subscribers comprehensive and flexible mobile data solutions for wireless Internet access by providing wireless network services, mobile devices, software and subscriber service and support.

     The Corporation made an initial investment in a private placement in Go America during 1996. The Corporation made add-on investments in Go America during 1998 and 1999. On April 7, 2000, Go America's common stock began trading on the NASDAQ National Market.

     At March 31, 2001, the Corporation owned 1,483,938 of common stock of Primal Solutions, Inc. ("Primal") valued at $237,430, which represents 5.3% of the Corporation's total assets and 5.4% of its net assets. Primal, based in Irvine, California, is a leading provider of Web-based integrated customer management and intelligence solutions that allow rapidly evolving communications and Internet service providers to stay connected with and grow their customers. It does this through an integrated suite of applications that can track and analyze customer behavior and preferences, collect usage information, and support billing and customer care back-office requirements, including those of emerging IP billing markets.

     On February 13, 2001, Primal was spun-off from Avery Communications, Inc. As a result of this spin-off Franklin received 1,533,938 fully registered and marketable shares of common stock of Primal. Primal trades over the counter on the OTC Bulletin Board.

     At March 31, 2001, the Corporation had an investment in Structured Web, Inc. ("Structured Web") valued at $350,000, which represents 7.8% of the Corporation's total assets and 8.0% of its net assets. Structured Web develops web building blocks to enable small businesses to create and manage their own digital nerve system easily and at an affordable price. Structured Web's object-based proprietary technology enables customers to choose from a growing selection of "WebBlocks" including content, communication, commerce and services.

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

     The Corporation had interest and dividend income of $42,557 and $22,344 for the three months ended March 31, 2001 and 2000, respectively. The increase in interest and dividend income for the three months ended March 31, 2001 when compared to March 31, 2000, was primarily the result of a portion of the Primal spin-off being declared a dividend as well as Franklin having more cash on hand during the three months ended March 31, 2001.

     Operating expenses were $432,654 and $445,106 for the three months ended March 31, 2001 and 2000, respectively. A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Professional fees consist of general legal fees, audit and tax fees and investment related legal fees.

     Net investment losses from operations were $390,097 and $422,762 for the three months ended March 31, 2001 and 2000, respectively.

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

NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS:

     During the three months ended March 31, 2001 and 2000, the Corporation realized net gains before taxes of $225,044 and $731,761 respectively, from the disposition of various investments.

UNREALIZED APPRECIATION OF INVESTMENTS:

     Unrealized appreciation of investments, net of deferred taxes, decreased by $977,581 during the three months ended March 31, 2001, primarily from unrealized gains due to the decrease in value of Franklin's investment in Go America. This increase was partially offset by the sale of Franklin's investment in Avery Communications.

     Unrealized appreciation of investments, net of deferred taxes, increased by $808,720 during the three months ended March 31, 2000, primarily from unrealized gains due to the increase in value of Franklin's investment in Avery. This increase was partially offset by a decrease in the value of Franklin's investment in CIC.

LIQUIDITY AND CAPITAL RESOURCES

     The Corporation's reported total cash and cash equivalents and marketable investment securities (the primary measure of liquidity) at March 31, 2001, was $1,809,997 compared to $768,582 at December 31, 2000. Management believes that these assets provide the Corporation with sufficient liquidity for its operations.

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

     ILLIQUIDITY OF PORTFOLIO INVESTMENTS

     Most of the investments of the Corporation are or will be equity securities acquired directly from small companies. The Corporation's portfolio of equity securities is and will usually be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the Corporation's portfolio of equity securities may adversely affect the ability of the Corporation to dispose of such securities at times when it may be advantageous for the Corporation to liquidate such investments.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Because there is typically no public market for the equity interests of the small companies in which the Corporation invests, the valuation of the equity interests in the Corporation's portfolio is subject to the estimate of the Corporation's Board of Directors. In making its determination, the Board may consider valuation information provided by an independent third party or the investee corporation. In the absence of a readily ascertainable market value, the estimated value of the Corporation's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in the Corporation's consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."

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

Item 3.   Defaults Upon Senior Securities Holders
                   None

Item 4.   Submission of Matters to a Vote of Security Holders
                   None

Item 5.   Other Information
                   None

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits. The exhibits which are filed with the Form 10-Q or incorporated herein by reference are set for in the Exhibit Index on page 24.

          (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first three months of 2001.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FRANKLIN CAPITAL CORPORATION

Date: May 14, 2001                             By: /s/
                                                   -----------------------------
                                                       Hiram M. Lazar
                                                       CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

None.