Form 10-Q
period 2001-06-30
FRANKLIN CAPITAL CORP
filed 2001-08-14
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
    _X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the Quarterly period ended JUNE 30, 2001
                                    -------------

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
                                                     ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares of common stock outstanding as of July 31, 2001 was 1,076,000.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
         Item 1.  Financial Statements (unaudited)
                  Balance Sheets - June 30, 2001 and December 31, 2000 Statements of Operations - Three months and six months ended
                           June 30, 2001 and 2000
                  Statements of Cash Flows - Six months ended June 30, 2001
                           and 2000
                  Statements of Changes in Net Assets - Three months and
                           six months ended June 30, 2001 and 2000
                  Portfolio of Investments - June 30, 2001
                  Notes to Financial Statements
         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION
         Item 1.  Legal Proceedings
         Item 2.  Changes in Securities and Use of Proceeds
         Item 3.  Defaults Upon Senior Securities
         Item 4.  Submission of Matters to a Vote of Security Holders
         Item 5.  Other Information
         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

                           FORWARD LOOKING STATEMENTS


WHEN  USED  IN THIS  QUARTERLY  REPORT  ON  FORM  10-Q,  THE  WORDS  "BELIEVES,"
"ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS QUARTERLY REPORT ON FORM 10-Q. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------
                                                                            June 30,           December 31,
                                                                              2001                2000
                                                                           (unaudited)
-----------------------------------------------------------------------------------------------------------
ASSETS

Marketable investment securities, at market value (cost: June 30,
    2001 - $194,872; December 31, 2000 - $122,231)  (Note 2)                 $154,675           $112,019
Investments, at fair value (cost: June 30, 2001 - $1,771,059;
    December 31, 2000 - $3,505,159)  (Note 2)
         Affiliate investments                                                199,358          1,338,389
         Other investments                                                  1,450,700          3,548,504
                                                                           ----------         ----------
                                                                            1,650,058          4,886,893
                                                                           ----------         ----------

Cash and cash equivalents (Note 2)                                          2,020,175            647,565
Other assets                                                                  102,682            120,235
                                                                           ----------         ----------

                                                                           $3,927,590         $5,766,712
                                                                           ==========         ==========
TOTAL ASSETS

-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued liabilities                                      $88,922           $187,632
                                                                           ----------         ----------

TOTAL LIABILITIES                                                              88,922            187,632
                                                                           ----------         ----------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
    5,000,000 shares authorized; 16,450 shares issued and outstanding at June 30, 2001 and December 31, 2000
    (Liquidation preference $1,645,000) (Note 4)                               16,450             16,450
Common stock, $1 par value: 5,000,000 shares authorized;
    1,505,888 shares issued:1,076,500 shares outstanding at June 30,
    2001 and 1,098,200 at December 31, 2000 (Note 6)                        1,505,888          1,505,888
Additional paid-in capital                                                 10,271,610         10,271,610
Unrealized (depreciation) appreciation of investments,
    net of deferred income taxes  (Notes 2 and 3)                            (161,198)         1,371,522
Accumulated deficit                                                        (5,283,241)        (5,190,908)
                                                                           ----------         ----------

                                                                            6,349,509          7,974,562
Deduct common stock held in treasury, at cost, 429,388 shares at
    June 30, 2001, and 407,688 shares at December 31, 2000 (Note 4)        (2,510,841)        (2,395,482)
                                                                           ----------         ----------

    Net assets (See Note 8 for per share information)                       3,838,668          5,579,080
                                                                           ----------         ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $3,927,590         $5,766,712
                                                                           ==========         ==========

-----------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF OPERATIONS
(unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                  Six Months Ended
                                                                        June 30,                            June 30,
                                                                  2001             2000              2001              2000
-----------------------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME
    Dividend income                                                  $0           $10,500           $26,744           $21,000
    Interest income                                              14,802            17,652            30,615            29,496
    Other income                                                     --            22,000                --            22,000
                                                              ---------          --------       -----------        ----------
                                                                 14,802            50,152            57,359            72,496
                                                              ---------          --------       -----------        ----------
EXPENSES
    Salaries and employee benefits                              225,081           510,332           477,271           702,311
    Professional fees                                            41,325            95,430            82,650           213,281
    Rent                                                         29,783            20,484            59,567            40,968
    Insurance                                                    10,599            10,439            21,199            20,879
    Directors' fees                                                 501            19,875            19,001            33,750
    Taxes other than income taxes                                 8,505            11,164            29,259            28,809
    Newswire and promotion                                        1,000             1,500             2,000             3,000
    Depreciation and amortization                                 4,999             5,415             9,997            10,636
    General and administrative                                   64,300            76,315           117,803           142,426
                                                              ---------          --------       -----------        ----------
                                                                386,093           750,954           818,747         1,196,060
                                                              ---------          --------       -----------        ----------
Net investment loss from operations                            (371,291)         (700,802)         (761,388)       (1,123,564)

Net realized gain on portfolio of investments:
     Investment securities:
          Affiliated                                                 --                --           137,757           121,696
          Unaffiliated                                          499,911           336,677           586,375           943,125
                                                              ---------          --------       -----------        ----------
     Total investment securities                                499,911           336,677           724,132         1,064,821

     Other than investment securities                                --                --               823             3,617
                                                              ---------          --------       -----------        ----------
Net realized gain on portfolio of investments                   499,911           336,677           724,955         1,068,438
                                                              ---------          --------       -----------        ----------
(Benefit) provision for current income taxes                    (12,208)               --            (1,676)           19,000
                                                              ---------          --------       -----------        ----------
Net realized gain (loss)                                        140,828          (364,125)          (34,757)          (74,126)

(Decrease) increase in unrealized
    appreciation of investments, net
    of deferred income taxes:
     Investment securities:
          Affiliated                                                 --        (4,166,281)          419,699        (1,678,121)
          Unaffiliated                                         (555,140)        4,785,678        (1,952,420)        4,663,100
                                                              ---------          --------       -----------        ----------
     Total investment securities                               (555,140)          619,397        (1,532,721)        2,984,979

     Other than investment securities                                --                --                --          (951,862)
                                                              ---------          --------       -----------        ----------
     Deferred income taxes                                           -             91,000                --           696,000
                                                              ---------          --------       -----------        ----------
(Decrease) increase in unrealized
    appreciation of investments, net
    of deferred income taxes                                   (555,140)         528,397         (1,532,721)        1,337,117
                                                              ---------          --------       -----------        ----------
Net (decrease) increase in net assets from operations          (414,312)          164,272        (1,567,478)        1,262,991

Preferred dividends                                              28,788            28,788            57,575            41,058
                                                              ---------          --------       -----------        ----------
Net (decrease) increase in net assets
   attributable to common stockholders                        ($443,100)         $135,484       ($1,625,053)       $1,221,933
                                                              =========          ========       ===========        ==========
Basic net (decrease) increase in net assets
   from operations attributable to common stockholders
   per common share (Note 7)                                     ($0.41)            $0.12            ($1.49)            $1.12
                                                              =========          ========       ===========        ==========
Diluted net (decrease) increase in net assets
   from operations attributable to common stockholders
   per common share (Note 7)                                     ($0.41)            $0.12            ($1.49)            $1.03
                                                              =========          ========       ===========        ==========

-----------------------------------------------------------------------------------------------------------------------------

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF CASH FLOWS
(unaudited)

----------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,                                                           2001                    2000
----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (decrease) increase in net assets from operations                                 ($1,567,478)             $1,262,991
  Adjustments to reconcile net (decrease) increase in net assets from operations to net cash used in operating activities:
      Depreciation and amortization                                                           9,997                  10,636
      Decrease (increase) in unrealized appreciation of investments,
           net of deferred income tax expense                                             1,532,721              (1,337,117)
      Net realized gain on portfolio of investments, net of current income taxes           (726,631)             (1,049,438)
      Non-cash compensation expense from exercise of officer options                             --                 197,188

      Changes in operating assets and liabilities:
        Decrease in receivable from disposal of investments                                      --                 231,308
        Increase (decrease) in other assets                                                   7,556                 (68,555)
        (Increase) decrease in accounts payable and accrued liabilities,
        excluding change in current income taxes payable                                    (97,041)                29,178
                                                                                         ----------              ----------
          Total adjustments                                                                 726,602              (1,986,800)
                                                                                         ----------              ----------
          Net cash used in operating activities                                            (840,876)               (723,809)
                                                                                         ----------              ----------
Cash flows from investing activities:
  Proceeds from sale of affiliates                                                        1,519,421                 218,081
  Proceeds from sale of other investments                                                   985,583                   3,617
  Proceeds from sale of marketable investment securities                                    442,960               1,212,638
  Purchase of affiliate                                                                          --                (100,000)
  Purchases of other investments                                                            (49,095)             (1,183,125)
  Purchases of marketable investment securities                                            (512,449)               (127,417)
                                                                                         ----------              ----------
          Net cash provided by investing activities                                       2,386,420                  23,794
                                                                                         ----------              ----------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                                      --               1,645,000
  Payment of preferred dividends                                                            (57,575)                (41,058)
  Cash paid to common shareholders in lieu of fractional shares
     due to stock split of common shares                                                         --                  (1,449)
  Purchases of treasury stock                                                              (115,359)               (214,551)
                                                                                         ----------              ----------
          Net cash (used in) provided by financing activities                              (172,934)              1,387,942
                                                                                         ----------              ----------
Net increase in cash and cash equivalents                                                 1,372,610                 687,927

Cash and cash equivalents at beginning of period                                            647,565                 571,341
                                                                                         ----------              ----------
Cash and cash equivalents at end of period                                               $2,020,175              $1,259,268
                                                                                         ==========              =========
----------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                               JUNE 30,                      JUNE 30,
                                                                          2001           2000           2001           2000
---------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in net assets from operations:
   Net investment loss                                                 ($371,291)     ($700,802)     ($761,388)    ($1,123,564)
   Net realized gain on portfolio of investments,
       net of current income taxes                                       512,119        336,677        726,631       1,049,438
   (Decrease) increase in unrealized appreciation of investments,
       net of deferred income taxes                                     (555,140)       528,397     (1,532,721)      1,337,117
                                                                      ----------    -----------     ----------     -----------
       Net (decrease) increase in net assets from operations            (414,312)       164,272     (1,567,478)      1,262,991

Capital stock transactions:
   Issuance of preferred stock                                                --             --             --       1,645,000
   Payment of dividends on preferred stock                               (28,788)       (28,788)       (57,575)        (41,058)
   Issuance of stock from treasury for exercise of options                    --        197,188             --         197,188
   Cash paid to common shareholders in lieu of fractional shares               --         (1,449)            --          (1,449)
   Purchase of treasury stock                                           (105,700)      (214,551)      (115,359)       (214,551)
                                                                      ----------    -----------     ----------     -----------

       Total (decrease) increase in net assets                          (548,800)       116,672     (1,740,412)      2,848,121
                                                                      ----------    -----------     ----------     -----------

Net assets at beginning of period                                      4,387,468     11,171,831      5,579,080       8,440,382
                                                                      ----------    -----------     ----------     -----------

Net assets at end of period                                           $3,838,668    $11,288,503     $3,838,668     $11,288,503
                                                                      ==========    ===========     ==========     ===========

---------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

PORTFOLIO OF INVESTMENTS
(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

MARKETABLE INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  NUMBER OF                 VALUE
JUNE 30, 2001                                                                                      SHARES       COST(1)    (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------

     New Media Spark - common stock                                                                500,000     $160,197     $120,000
     Certificate of Deposit - 3.93%, due 07/2001 (2)                                                             34,675       34,675
                                                                                                             ----------   ----------
Total Marketable Investment Securities (8.6% of
     total investments and 4.0% of net assets)                                                                 $194,872     $154,675
                                                                                                             ==========   ==========
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    EQUITY       NUMBER OF                 VALUATION
JUNE 30, 2001                                              INVESTMENT              INTEREST       SHARES       COST(1)     (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------
Affiliates

  Excom Ventures, LLC (7.8% of total
        investments and 3.6% of net assets)                   Units                  18.64%        140,000     $140,000     $140,000
        (Purchase evaluation software)

  Primal Solutions, Inc. (3.3% of total
        investments and 1.5% of net assets)               Common stock                7.30%      1,483,938      237,430       59,358
                                                                                                             ----------   ----------
        (Internet-based Voice over IP billing
        software)

Total Affiliates                                                                                                377,430      199,358

OTHER INVESTMENTS

  Alacra Corporation (55.4% of total
        investments and 26.1% of net assets)      Convertible preferred stock         1.68%        321,543    1,000,000    1,000,000
        (Internet-based information provider)

  Go America Inc. (5.6% of total
        investments and 2.6% of net assets)               Common stock                0.09%         47,500       43,629      100,700
        (Wireless internet service provider)

  Structured Web, Inc. (19.4% of total
        investments and 9.1% of net assets)       Convertible preferred stock         3.60%        188,425      350,000     350,000
        (Internet-based application service                                                                  ----------   ----------
        provider)

Total Other Investments                                                                                       1,393,629    1,450,700
                                                                                                             ----------   ----------
Total Investments, at Fair Value                                                                             $1,771,059   $1,650,058
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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001

1. ORGANIZATION

The information furnished in the accompanying financial statements reflects all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

Franklin Capital Corporation ("Franklin", or the "Corporation") is a Delaware corporation registered as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "Act"). A BDC is a specialized type of investment company under the Act. A BDC must be primarily engaged in the business of furnishing capital and managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such companies are termed "eligible portfolio companies". The Corporation, as a BDC, generally may invest in other securities; however, such investments may not exceed 30% of the Corporation's total asset value at the time of any such investment.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STATEMENTS OF CASH FLOWS

The Corporation paid no interest or income taxes during the six months ended June 30, 2001 and 2000.

At June 30, 2001, the Corporation held cash and cash equivalents primarily in money market funds and overnight commercial paper at two commercial banking institutions and one broker/dealer.

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

3. INCOME TAXES

For the six months ended June 30, 2001 and 2000, Franklin's tax (provision) benefit was based on the following:

                                                        2001            2000
                                                    -----------     -----------
Net investment loss from operations ............    $  (761,388)    $(1,123,563)
Net realized gain on portfolio of investments ..        724,955       1,068,438
(Decrease) increase in unrealized
  appreciation/depreciation ....................     (1,532,721)      2,033,116
                                                    -----------     -----------
     Pre-tax book income loss ..................    $(1,569,154)    $ 1,977,991
                                                    ===========     ===========


                                                        2001            2000
                                                    -----------     -----------
Tax benefit (provision) at 34% on $(1,569,154)
  and $1,977,991 respectively ..................    $   533,000     $  (673,000)
State and local, net of Federal benefit ........         41,000         (40,000)

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Book losses for which no benefit is provided ...         (7,000)         (2,000)
Change in valuation allowance ..................       (565,000)             --
                                                    -----------     -----------
                                                    $     2,000     $  (715,000)
                                                    ===========     ===========

The components of the tax benefit (provision) are as follows:

                                                        2001            2000
                                                    -----------     -----------
Current state and local tax provision ..........    $     2,000     $   (19,000)

Deferred tax expense ...........................             --        (696,000)
                                                    -----------     -----------
Benefit (provision) for income taxes ...........    $     2,000     $  (715,000)
                                                    ===========     ===========

Deferred income tax provision reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At June 30, 2001 and December 31, 2000, significant deferred tax assets and liabilities consist of:

                                                          ASSET (LIABILITY)
                                                    ---------------------------
                                                      June 30,      December 31,
                                                        2001            2000
                                                    -----------     -----------
Deferred Federal and state benefit from
  net operating loss carryforward...............    $ 1,651,000     $ 1,638,000
Deferred Federal and state benefit
  (provision) on unrealized appreciation
  of investments     ...........................         58,000        (494,000)
Valuation allowance.............................     (1,709,000)     (1,144,000)
                                                    -----------     -----------
Deferred taxes..................................    $        --     $        --
                                                    ===========     ===========

At December 31, 2000, Franklin had net operating loss carryforwards for income tax purposes of approximately $4,551,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $1,638,000.

4. STOCKHOLDERS' EQUITY

The Accumulated Deficit at June 30, 2001 consists of accumulated net realized gains of $5,310,000 and accumulated investment losses of $10,593,000.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Board of Directors has authorized Franklin to repurchase up to an aggregate of 525,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of December 31, 2000, the Corporation had purchased 458,850 shares of its common stock of which 407,688 remained in treasury. During the six months ended June 30, 2001, the Corporation purchased 21,700 shares of its common stock at a total cost of $115,360. To date, Franklin has repurchased 480,550 shares of its common stock of which 429,388 shares remain in treasury at June 30, 2001.

5. TRANSACTIONS WITH AFFILIATES

On February 1, 2001, Franklin sold to Avery Communications, Inc. ("Avery") 1,183,938 shares of common stock and 350,000 shares of preferred stock of Avery representing Franklin's entire holding in Avery, for $1,557,617 plus accrued interest on the preferred stock for a realized gain net of expenses of $137,759. As part of the sale Franklin retained the right to receive 1,533,938 shares of Primal Solutions, Inc. ("Primal") a wholly-owned subsidiary of Avery. On February 13, 2001, Primal announced that Avery had completed a spin-off of Primal and Franklin received 1,533,938 fully registered and marketable shares of Primal. During the six months ended June 30, 2001, Franklin sold 50,000 shares of Primal for total proceeds of $9,000, realizing a gain of $1,000.

6. STOCK OPTIONS

On September 9, 1997, Franklin's stockholders approved two Stock Option Plans: a Stock Incentive Plan ("SIP") to be offered to the Corporation's consultants, officers and employees (including any officer or employee who is also a director of the Corporation) and a Non-Statutory Stock Option Plan ("SOP") to be offered to the Corporation's "outside" directors, i.e., those directors who are not also officers or employees of Franklin. 112,500 shares of the Corporation's Common Stock have been reserved for issuance under these plans, of which 67,500 shares have been reserved for the SIP and 45,000 shares have been reserved for the SOP. Shares subject to options that terminate or expire prior to exercise will be available for future grants under the Plans. Because the issuance of options to "outside" directors is not permitted under the Act, without an exemptive order by the Securities and Exchange Commission ("the Commission"), the issuance of options under the SOP was conditioned upon the granting of such order. The Commission granted the order on January 18, 2000.

Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Proforma information determined consistent with the fair value method required by FASB Statement No. 123, is as follows:

                                                   JUNE 30, 2001   JUNE 30, 2000
                                                   -------------   -------------
Net (decrease) increase in net assets attributable to common stockholders:
As reported                                         ($1,625,053)     $1,221,933
Pro forma                                           ($1,631,131)     $1,176,946

Net increase (decrease) in net assets per common share:
As reported                                         ($     1.49)     $     1.12
Pro forma - Basic                                   ($     1.49)     $     1.08
Pro forma - Diluted                                 ($     1.49)     $     0.96

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Net Asset Value per share:
As reported - Basic                                  $     3.57      $    10.31
Pro forma - Basic                                    $     3.56      $    10.27
Pro forma - As if converted basis                    $     3.19      $     9.09
Pro forma - As if liquidated basis                   $     2.04      $     9.09

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                           JUNE 30, 2000
                                           -------------
          Stock volatility                      41.3%
          Risk-free interest rate                5.5%
          Option term in years                     4
          Stock dividend yield                    --

No options were granted during the six months ended June 30, 2001.

The following is a summary of the status of the Stock Option Plans during the six months ended:

                                      JUNE 30, 2001          JUNE 30, 2000
                                    ------------------    -------------------
                                              Weighted               Weighted
                                               Average                Average
                                              Exercise               Exercise
                                    SHARES     Price      SHARES      Price
                                    ------     ------     ------      ------
Outstanding at beginning of
  period                            39,375     $11.27     65,625      $ 4.59
Granted                                 --         --     39,375      $11.65
Exercised                               --         --     29,062      $ 6.82
Forfeited                               --         --         --          --
Expired                                 --         --         --          --
                                    ------     ------     ------      ------
Outstanding at end of period        39,375     $11.27     75,938      $ 9.81
                                    ======     ======     ======      ======
Exercisable at end of period        26,875     $10.73     73,750      $10.04
                                    ======     ======     ======      ======
Weighted average fair value of
  options granted                       --                $ 2.58

The options issued under the SIP have a remaining contractual life of 7.5 years. The options issued under the SOP have a remaining contractual life of 8.6 years.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


7. NET INCREASE IN NET ASSETS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                                   Three Months ended         Six Months ended
                                                                         June 30,                  June 30,
                                                               ---------------------------------------------------------
                                                                  2001         2000            2001           2000
                                                               ---------------------------------------------------------
Numerator:
   Net (decrease) increase in net assets from
      operations                                               ($414,312)      $164,272    ($1,567,478)    $1,262,991
   Preferred stock dividends                                     (28,788)       (28,788)       (57,575)       (41,058)
                                                               ---------      ---------    -----------     ----------
   Numerator for basic earnings per share -
     net (loss) income available for common
     stockholders                                               (443,100)       135,484     (1,625,053)     1,221,933
   Effect of dilutive securities:
     Preferred stock dividends                                        --             --             --        (41,058)
                                                               ---------      ---------    -----------     ----------
   Numerator for diluted earnings per share -
     net (decrease) increase in net assets available
     for common stockholders after assumed
     conversions                                               ($443,100)      $135,484    ($1,625,053)    $1,262,991
                                                               =========      =========    ===========     ==========
Denominator:
  Denominator for basic (decrease) increase
    in net assets from operations
    weighted - average shares                                  1,086,081      1,090,113      1,091,624      1,092,997
  Effect of dilutive securities:
    Convertible preferred stock - weighted - average
       common equivalent shares                                       --             --             --         88,125
    Employee stock options - weighted - average
       shares                                                         --         46,240             --         42,204
                                                               ---------      ---------    -----------     ----------
    Dilutive potential common stock                                   --         46,240             --        130,329
                                                               ---------      ---------    -----------     ----------

  Denominator for diluted (decrease) increase
     in net assets available for common stockholders -
     adjusted weighted - average shares and
     assumed conversions                                       1,086,081      1,136,353      1,091,624      1,223,326
                                                               =========      =========    ===========     ==========
  Basic net (decrease) increase in net assets
     attributable to common stockholders                          ($0.41)         $0.12         ($1.49)         $1.12
                                                               =========      =========    ===========     ==========
  Diluted net (decrease) increase in net assets
     attributable to common stockholders                          ($0.41)         $0.12         ($1.49)         $1.03
                                                               =========      =========    ===========     ==========

Preferred stock convertible into 123,375 shares of common stock was antidilutive for the three months ended June 30, 2001 and 2000, and for the six months ended June 30, 2001. Stock options were antidilutive for the three and six months ended June 30, 2001.

For additional information on the above securities, see Note 4.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


8. NET ASSET VALUE PER SHARE

The following table sets forth the computation of basic, as if converted basis and as if liquidated basis net asset value per common share:

                                                                       JUNE 30,         DECEMBER 31,
                                                                      ------------------------------
                                                                         2001               2000
                                                                      ------------------------------
Numerator:
         Net assets, numerator for basic and as if converted
           basis, net asset value per common share                    $3,838,668         $5,579,080
         Liquidation value of convertible preferred
           stock                                                       1,645,000          1,645,000
                                                                      ----------         ----------
         Numerator for as if liquidated basis, net asset value
           per common share                                           $2,193,668         $3,934,080
                                                                      ==========         ==========
Denominator:
         Number of common shares outstanding,
           denominator for basic and as if liquidated
           net asset value per common share                            1,076,500          1,098,200
         Number of shares of common stock to be
           issued upon conversion of preferred stock                     123,375            123,375
                                                                      ----------         ----------
         Denominator for as if converted net asset value
           per common share                                            1,199,875          1,221,575
                                                                      ----------         ----------

         Net asset value per common share, basic                           $3.57              $5.08
                                                                      ==========         ==========

         Net asset value per common share, as if converted basis           $3.20              $4.57
                                                                      ==========         ==========

         Net asset value per common share, as if liquidated basis          $2.04              $3.58
                                                                      ==========         ==========

9. PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities excluding short term investments, aggregated $561,544 and $2,947,141 respectively, for the six months ended June 30, 2001; $1,375,867 and $1,389,154 respectively, for the six months ended June 30, 2000.

10. SUBSEQUENT EVENT

On August 8, 2001, Franklin entered into an asset purchase agreement to purchase certain assets and assume certain liabilities of Winstar Radio Networks, LLC, Winstar Global Media, Inc., and Winstar Radio Productions, LLC, each a subsidiary of Winstar Communications. Franklin agreed to pay $5.25 million in cash, issue a $1 million note and assume approximately $2 million in liabilities. The transaction is expected to close on or before August 31, 2001.

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

FINANCIAL CONDITION

         The Corporation's total assets and net assets were, respectively, $3,927,590 and $3,838,668 at June 30, 2001, versus $5,766,712 and $5,579,080 at
December 31, 2000. Net asset value per share was $3.57 basic, $3.20 as if converted basis, and $2.04 as if liquidated basis at June 30, 2001, versus $5.08 basic, $4.57 as if converted, and $3.58 as if liquidated at December 31, 2000.

         The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                              JUNE 30, 2001   DECEMBER 31, 2000
                                              -------------   -----------------

Investments, at cost                            $1,965,931       $3,627,390
Unrealized appreciation (depreciation),
         net of deferred taxes                    (161,198)       1,371,522
                                                ----------       ----------
Investments, at fair value                      $1,804,733       $4,998,912
                                                ==========       ==========

INVESTMENTS

         At June 30, 2001, the Corporation had an investment in Alacra Corporation ("Alacra"), formerly known as Data Downlink, valued at $1,000,000, which represents 25.5.% of the Corporation's total assets and 26.1% of its net assets. Alacra, headquartered in New York and London, is a leading provider of Internet-based online information services. Alacra provides a service called
 .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuite(TM), a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbook(TM), a tool for company peer analysis; and Portal B(TM), a fully integrated business information portal.

         On April 20, 2000, the Corporation purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. In connection with this investment, Franklin was granted observer rights for Alacra Board of Directors meetings.

         At June 30, 2001, the Corporation had an investment in Excom Ventures, LLC ("Excom") valued at $140,000, which represents 3.6% of the Corporation's total assets and 3.6% of its net assets. Excom was formed as a limited liability holding company for the purpose of investing in Expert Commerce, Inc. ("Expert Commerce"). Expert Commerce is a Business-to-Business purchase evaluation engine that simulates the way people make decisions. Based on intelligent and proven technology, the engine helps structure complex decisions and provides an audit trail to justify transactions, empowering buyers to make purchase decisions with confidence.

         On June 26, 2000, the Corporation purchased $140,000 worth of Excom Units.

         At June 30, 2001, the Corporation owned 47,500 of common stock of Go America, Inc. ("Go America"), a wireless internet service provider valued at $100,700, which represents 2.6% of the Corporation's total assets and 2.6% of its net assets. Go America is a leading provider of nationwide wireless Internet services. Go America enables business and individual subscribers to access remotely the Internet, email and corporate intranets in real time through a wide variety of mobile computing and communications devices. Go America's Wireless Internet Connectivity Center offers subscribers comprehensive and flexible mobile data solutions for wireless Internet access by providing wireless network services, mobile devices, software and subscriber service and support.

         The Corporation made an initial investment in a private placement in Go America during 1996. The Corporation made add-on investments in Go America during 1998 and 1999 and 2001. During the six months ended June 30, 2001, Franklin sold 386,524 shares of common stock realizing a gain of $582,224.

         At June 30, 2001, the Corporation owned 1,483,938 of common stock of Primal Solutions, Inc. ("Primal") valued at $59,358, which represents 1.5% of the Corporation's total assets and 1.5% of its net assets. Primal, based in Irvine, California, is a leading provider of Web-based integrated customer management and intelligence solutions that allow rapidly evolving communications and Internet service providers to stay connected with and grow their customers. It does this through an integrated suite of applications that can track and analyze customer behavior and preferences, collect usage information, and support billing and customer care back-office requirements, including those of emerging IP billing markets.

         On February 13, 2001, Primal was spun-off from Avery Communications, Inc. ("Avery"). As a result of this spin-off Franklin received 1,533,938 fully registered and marketable shares of common stock of Primal. Primal trades over the counter on the OTC Bulletin Board. During the six months ended June 30, 2001, Franklin sold 50,000 shares of common stock realizing a gain of $1,000.

         At June 30, 2001, the Corporation had an investment in Structured Web, Inc. ("Structured Web") valued at $350,000, which represents 8.9% of the Corporation's total assets and 9.1% of its net assets. Structured Web develops web building blocks to enable small businesses to create and manage their own digital nerve system easily and at an affordable price. Structured Web's object-based proprietary technology enables customers to choose from a growing selection of "WebBlocks" including content, communication, commerce and services.

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

         The Corporation had interest and dividend income of $57,359 and $50,496 for the six months ended June 30, 2001 and 2000, respectively. The increase in interest and dividend income for the six months ended June 30, 2001 when compared to June 30, 2000, was primarily the result of a portion of the Primal spin-off being declared a dividend as well as Franklin having more cash on hand during the six months ended June 30, 2001. The Corporation had interest income and dividend income of $14,802 and $28,152 for the three months ended June 30, 2001 and 2000, respectively. The decrease in interest and dividend for the three months ended June 30, 2001 when compared to June 30, 2000, was primarily the result of the sale of Avery in February 2001. Avery was the major source of dividends during 2000. During the three months ended June 30, 2000, Franklin had other income of $22,000 related to a one-time event.

         Operating expenses were $818,747 and $1,196,060 for the six months ended and $386,093 and $750,954 for the three months ended June 30, 2001 and 2000, respectively. A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees.
Professional fees consist of general legal fees, audit and tax fees and investment related legal fees.

         Net investment losses from operations were $761,388 and $1,123,564 for the six months ended and $371,291 and $700,802 for the three months ended June 30, 2001 and 2000, respectively. The decrease resulted primarily from the decrease in expenses noted above.

NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS:

         During the six months ended June 30, 2001 and 2000, the Corporation realized net gains before taxes of $724,955 and $1,068,438 respectively, from the disposition of various investments.

UNREALIZED APPRECIATION OF INVESTMENTS:

         Unrealized appreciation of investments, net of deferred taxes, decreased by $1,532,721 during the six months ended June 30, 2001, primarily from unrealized losses due to the decrease in value of Franklin's investment in Go America as well as the sale of a significant portion of Franklin's holdings in Go America. This decrease was partially offset by the sale of Franklin's investment in Avery Communications.

         Unrealized appreciation of investments, net of deferred taxes, increased by $1,337,116 during the six months ended June 30, 2000, primarily from unrealized gains due to the increase in value of Franklin's investment in Go America. This increase was partially offset by a decrease in the value of Franklin's investments in Avery and CIC.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's reported total cash and cash equivalents and marketable investment securities (the primary measure of liquidity) at June 30, 2001, was $2,174,850 compared to $768,582 at December 31, 2000. Management believes that these assets provide the Corporation with sufficient liquidity for its operations.

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

         (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the first six months of 2001.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     FRANKLIN CAPITAL CORPORATION

Date: August 14, 2001                By: /s/
                                         --------------------------------------
                                         Hiram M. Lazar
                                         CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

None.