Form 10-Q
period 2001-09-30
FRANKLIN CAPITAL CORP
filed 2001-11-13
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

 (Mark One)
      X           Quarterly Report Pursuant to Section 13 or 15(d) of the
      -           Securities and Exchange Act of 1934

      For the Quarterly period ended SEPTEMBER 30, 2001

                                            or

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
                                                     ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of common stock outstanding as of October 31, 2001 was 1,074,700.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (unaudited)

             Balance Sheets - September 30, 2001 and December 31, 2000 Statements of Operations - Three months and nine months ended
               September 30, 2001 and 2000
             Statements of Cash Flows - Nine months ended September 30,
               2001 and 2000
             Statements of Changes in Net Assets - Three months and nine months ended September 30, 2001 and 2000
             Portfolio of Investments - September 30, 2001
             Notes to Financial Statements
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
     Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

                          FRANKLIN CAPITAL CORPORATION
================================================================================

BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         SEPTEMBER 30,           DECEMBER 31,
                                                                                            2001                    2000
                                                                                        (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market value (cost: September 30,
    2001 - $194,872; December 31, 2000 - $122,231)  (Note 2)                                 $119,675              $112,019
Investments, at fair value (cost: September 30, 2001 -$4,377,430;
    December 31, 2000 - $3,505,159)  (Note 2)
         eCom Capital, Inc.                                                                 2,650,000                    --
         Affiliate investments                                                                236,456             1,338,389
         Other investments                                                                  1,350,000             3,548,504
                                                                                           ----------             ---------
                                                                                            4,236,456             4,886,893
                                                                                           ----------             ---------

Cash and cash equivalents (Note 2)                                                            112,610               647,565
Other assets                                                                                   98,638               120,235
                                                                                              -------               -------

TOTAL ASSETS                                                                               $4,567,379            $5,766,712
                                                                                           ==========            ==========

-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued liabilities                                                     $132,229              $187,632
Note payable                                                                                1,000,000                    --
                                                                                           ----------              --------

TOTAL LIABILITIES                                                                           1,132,229               187,632
                                                                                           ----------               -------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
    5,000,000 shares authorized; 16,450 shares issued and outstanding at September 30, 2001 and December 31, 2000
    (Liquidation preference $1,645,000) (Note 4)                                               16,450                16,450
Common stock, $1 par value: 5,000,000 shares authorized;
    1,505,888 shares issued:1,074,700 shares outstanding at September 30,
    2001 and 1,098,200 at December 31, 2000 (Note 6)                                        1,505,888             1,505,888
Additional paid-in capital                                                                 10,271,610            10,271,610
Unrealized (depreciation) appreciation of investments,
    net of deferred income taxes  (Notes 2 and 3)                                            (216,171)            1,371,522
Accumulated deficit                                                                        (5,623,271)           (5,190,908)
                                                                                           ----------            ----------

                                                                                            5,954,506             7,974,562
Deduct common stock held in treasury, at cost, 431,188 shares at
    September 30, 2001, and 407,688 shares at December 31, 2000 (Note 4)                   (2,519,356)           (2,395,482)
                                                                                           ----------            ----------

    Net assets (See Note 8 for per share information)                                       3,435,150             5,579,080
                                                                                           ----------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $4,567,379            $5,766,712
                                                                                           ==========            ==========

-----------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================
STATEMENTS OF OPERATIONS
(unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                              THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                              SEPTEMBER 30,
                                                          2001                  2000                  2001                2000
----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME
    Dividend income                                           $0               $10,500              $26,744             $31,500
    Interest income                                       11,735                10,638               42,350              40,134
    Other income                                          30,000                     0               30,000              22,000
                                                         -------                    --              -------             -------

                                                          41,735                21,138               99,094              93,634
                                                         -------               -------              -------             -------
EXPENSES
    Salaries and employee benefits (Note 7)              215,216               366,020              692,487           1,068,331
    Professional fees                                     41,325                57,400              123,975             270,681
    Rent                                                  29,784                31,484               89,351              72,452
    Insurance                                             10,600                10,442               31,799              31,321
    Directors' fees                                          501                19,875               19,502              53,625
    Taxes other than income taxes                          7,901                 8,993               37,160              37,802
    Newswire and promotion                                 1,000                 1,500                3,000               4,500
    Depreciation and amortization                          4,998                 5,416               14,995              16,052
    General and administrative                            47,556                62,517              165,359             204,943
                                                         -------               -------             --------            --------

                                                         358,881               563,647            1,177,628           1,759,707
                                                        --------              --------           ----------          ----------

Net investment loss from operations                     (317,146)             (542,509)          (1,078,534)         (1,666,073)

Net realized gain on portfolio of investments:
     Investment securities:
          Affiliated                                       1,000                43,558              138,757             165,254
          Unaffiliated                                     4,902                 3,737              591,277             946,862
                                                          ------                ------             --------            --------
     Total investment securities                           5,902                47,295              730,034           1,112,116

     Other than investment securities                          0                   202                  823               3,819
                                                              --                  ----                 ----              ------

Net realized gain on portfolio of investments              5,902                47,497              730,857           1,115,935
                                                          ------               -------             --------          ----------

Provision for current income taxes                             0                 1,001               (1,676)             20,001
                                                              --                ------              -------             -------

Net realized loss                                       (311,244)             (496,013)            (346,001)           (570,139)

(Decrease) increase in unrealized appreciation of
    investments, net of deferred income taxes:
     Investment securities:
          Affiliated                                    (140,974)              968,958              278,725            (709,163)
          Unaffiliated                                    86,001            (3,394,358)          (1,866,419)          1,268,742
                                                         -------            -----------          -----------         ----------
     Total investment securities                         (54,973)           (2,425,400)          (1,587,694)            559,579

     Other than investment securities                          0                     0                    0            (951,862)
                                                              --                    --                   --            ---------

     Deferred income tax benefit                               0              (855,000)                   0            (159,000)
                                                              --              ---------                  --            ---------
Decrease in unrealized appreciation of investments,
    net of deferred income taxes                         (54,973)           (1,570,400)          (1,587,694)           (233,283)
                                                         --------           -----------          -----------           ---------
Net decrease in net assets from operations              (366,217)           (2,066,413)          (1,933,695)           (803,422)
                                                        ---------           -----------          -----------           ---------
Preferred dividends                                       28,787                28,787               86,362              69,845
                                                         -------               -------              -------             -------
Net decrease in net assets attributable to common
   stockholders                                        ($395,004)          ($2,095,200)         ($2,020,057)          ($873,267)
                                                       ==========          ============         ============          ==========
Basic and diluted net decrease in net assets
  from operations per common share (Note 7)               ($0.37)               ($1.92)              ($1.86)             ($0.80)
                                                          =======               =======              =======             =======
-----------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================


STATEMENTS OF CASH FLOWS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                                      2001                    2000
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net decrease in net assets from operations                                             ($1,933,695)              ($803,422)
  Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
      Depreciation and amortization                                                           14,995                  16,052
      Decrease in unrealized appreciation of investments,
           net of deferred income tax expense                                              1,587,694                 233,283
      Net realized gain on portfolio of investments, net of current income taxes            (732,533)             (1,095,934)
      Non-cash compensation expense from exercise of officer options                               -                 326,505

      Changes in operating assets and liabilities:
        Increase in other assets                                                               6,595                 229,994
        (Decrease) increase in accounts payable and accrued liabilities                      (53,727)                 12,292
                                                                                             -------                  ------

          Total adjustments                                                                  823,024                (277,808)
                                                                                            --------                --------

          Net cash used in operating activities                                           (1,110,671)             (1,081,230)
                                                                                          ----------              ----------

Cash flows from investing activities:
  Proceeds from sale of affiliate                                                          1,519,421                 357,013
  Proceeds from sale of other investments                                                  1,044,782                   3,819
  Proceeds from sale of marketable investment securities                                     462,989               1,228,374
  Purchase of investment in majority owned affiliate                                      (1,650,000)                      -
  Purchase of investment in affiliate                                                              -                (100,000)
  Purchases of investments                                                                   (49,095)             (1,631,936)
  Purchases of marketable investment securities                                             (542,146)               (139,417)
                                                                                            --------                --------

          Net cash provided by (used in) investing activities                                785,951                (282,147)
                                                                                            --------                --------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                                        -               1,645,000
  Payment of preferred dividends                                                             (86,362)                (69,845)
  Cash paid to common shareholders in lieu of fractional shares
     due to stock split of common shares                                                           -                  (1,449)
  Purchase of treasury stock                                                                (123,873)               (279,766)
                                                                                            --------                --------

          Net cash (used in) provided by financing activities                               (210,235)              1,293,940
                                                                                            --------               ---------

Net decrease in cash and cash equivalents                                                   (534,955)                (69,437)

Cash and cash equivalents at beginning of period                                             647,565                 571,341
                                                                                            --------                -------

Cash and cash equivalents at end of period                                                  $112,610                $501,904
                                                                                            ========                ========

-----------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                                           2001            2000            2001             2000
------------------------------------------------------------------------------------------------------------------------------------

Decrease in net assets from operations:
   Net investment loss                                                  ($317,146)       ($542,509)    ($1,078,534)     ($1,666,073)
   Net realized gain on portfolio of investments,
       net of current income taxes                                          5,902           46,496         732,533        1,095,934
   Decrease in unrealized appreciation of investments,
       net of deferred income taxes                                       (54,973)      (1,570,400)     (1,587,694)        (233,283)
                                                                          --------      -----------     -----------        ---------

       Net decrease in net assets from operations                        (366,217)      (2,066,413)     (1,933,695)        (803,422)

Capital stock transactions:
   Issuance of preferred stock                                               -                -               -           1,645,000
   Payment of dividends on preferred stock                                (28,787)         (28,787)        (86,362)         (69,845)
   Issuance of stock from treasury for exercise of officer options           -             129,317            -             326,505
   Cash paid to common shareholers in lieu of fractional shares              -                -               -              (1,449)
   Purchase of treasury stock                                              (8,514)         (65,215)       (123,873)        (279,766)
                                                                           -------         --------       ---------        ---------

       Total (decrease) increase in net assets                           (403,518)      (2,031,098)     (2,143,930)         817,023
                                                                         ---------      -----------     -----------         -------


Net assets at beginning of period                                       3,838,668       11,288,503       5,579,080        8,440,382
                                                                        ---------       ----------       ---------        ---------


Net assets at end of period                                            $3,435,150       $9,257,405      $3,435,150       $9,257,405
                                                                       ==========      ===========      ==========       ==========

------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

PORTFOLIO OF INVESTMENTS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
MARKETABLE INVESTMENT SECURITIES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         MARKET
                                                                                       NUMBER OF                         VALUE
SEPTEMBER 30, 2001                                                                      SHARES         COST(1)          (NOTE 2)
-----------------------------------------------------------------------------------------------------------------------------------
New Media Spark - common stock                                                          500,000       $160,197          $85,000
Certificate of Deposit - 3.26%, due 10/04/2001(2)                                                       34,675           34,675
                                                                                                      --------          --------
  Total Marketable Investment Securities
     (2.7% of total investments and 3.5% of net assets)                                               $194,872         $119,675
                                                                                                      ========         ========
-----------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                        NUMBER OF
                                                                                        SHARES OR                      DIRECTORS'
                                                                              EQUITY    PRINCIPAL                      VALUATION
SEPTEMBER 30, 2001                                          INVESTMENT       INTEREST    AMOUNT($)     COST(1)          (NOTE 2)
-----------------------------------------------------------------------------------------------------------------------------------
MAJORITY OWNED AFFILIATE

eCom Capital, Inc.                                          Common stock      64.70%   2,500,000    $2,500,000       $2,500,000
eCom Capital, Inc.                                         Note Receivable(2)   -        150,000       150,000          150,000
                                                                                         -------       -------          -------

Total eCom Capital, Inc. (60.8% of total investments
      and 77.1% of net assets)
     (Radio production and advertising sales)                                64.70%   2,650,000     2,650,000        2,650,000

AFFILIATES

Excom Ventures, LLC
     (3.2% of total investments and 4.1% of net assets)         Units         18.64%     140,000       140,000          140,000
     (Purchase evaluation software)

Primal Solutions, Inc.
     (2.2% of total investments and 2.8% of net assets)     Common Stock       7.30%   1,483,938       237,430           96,456
                                                                                                       -------           ------
     (Internet-based Voice over IP billing software)

Total Affiliates                                                                                       377,430          236,456

OTHER INVESTMENTS

Alacra Corporation
    (23.0% of total investments and 29.1% of net assets)     Convertible       1.68%     321,543     1,000,000        1,000,000
    (Internet-based information provider)                   Preferred Stock

Structured Web, Inc.
    (8.1% of total investments and 10.2% of net assets)      Convertible
    (Internet-based application service provider)          Preferred Stock     3.60%     188,425       350,000          350,000
                                                                                                       -------          -------


Total Other Investments                                                                               1,350,000       1,350,000
                                                                                                      ---------       ---------

     Total Investments, at Fair Value                                                                 4,377,430       4,236,456
                                                                                                      =========       =========
-----------------------------------------------------------------------------------------------------------------------------------


   (1) Book cost equals tax cost for all investments
   (2) Income producing security



   The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

STATEMENTS OF CASH FLOWS

The Corporation paid no interest or income taxes during the nine months ended September 30, 2001 and 2000.

The Corporation issued a note payable in the amount of $1,000,000 as part of the purchase price of a majority owned affiliate. See Note 5 for additional information.

At September 30, 2001, the Corporation held cash and cash equivalents primarily in money market funds and overnight commercial paper at two commercial banking institutions and one broker/dealer.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

NET DECREASE IN NET ASSETS PER COMMON SHARE

Basic and diluted net decrease in net assets per common share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

3. INCOME TAXES

For the nine months ended September 30, 2001 and 2000, Franklin's tax (provision) benefit was based on the following:

                                                       2001             2000
                                                    ----------       ----------
Net investment loss from operations .............  $(1,078,534)     $(1,666,073)
Net realized gain on portfolio of investments ...      730,857        1,115,935
Decrease in unrealized appreciation/depreciation    (1,587,694)      (  392,283)
                                                    ----------       ----------
     Pre-tax book loss ..........................  $(1,935,371)     $(  942,421)
                                                   ===========      ===========

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                       2001             2000
                                                    ----------       ----------
Tax benefit at 34% on $(1,935,371) and
  $(942,421) respectively ....................... $    658,000       $  320,000
State and local, net of Federal benefit .........       49,000        (  20,000)
Book losses for which no benefit is provided ....      ( 8,000)        (141,000)
Change in valuation allowance ...................     (697,000)              --
                                                      --------         --------
                                                  $      2,000       $  139,000
                                                  ============       ==========

The components of the tax benefit (provision) are as follows:

                                                       2001             2000
                                                    ----------       ----------
Current state and local tax benefit (provision) . $      2,000       $  (20,000)
Deferred tax benefit ............................           --          159,000
                                                  ------------       ----------
Benefit for income taxes ........................ $      2,000       $  139,000
                                                  ============       ==========

Deferred income tax provision reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At September 30, 2001 and December 31, 2000, significant deferred tax assets and liabilities consist of:


                                                        Asset (Liability)
                                                  -----------------------------
                                                  September 30,     December 31,
                                                      2001              2000
                                                  ------------     ------------
Deferred Federal and state benefit
  from net operating loss carryforward .......... $  1,763,000     $  1,638,000

Deferred Federal and state benefit
  (provision) on unrealized
  appreciation of investments ...................       78,000         (494,000)
Valuation allowance .............................   (1,841,000)      (1,144,000)
                                                    ----------       ----------
Deferred taxes .................................. $         --     $         --
                                                  ============     ============

At December 31, 2000, Franklin had net operating loss carryforwards for income tax purposes of approximately $4,551,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $1,638,000.

4. STOCKHOLDERS' EQUITY

The Accumulated Deficit at September 30, 2001 consists of accumulated net realized gains of $5,287,000 and accumulated investment losses of $10,910,000.

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

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 525,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of December 31, 2000, the Corporation had purchased 458,850 shares of its common stock of which 407,688 remained in treasury. During the nine months ended September 30, 2001, the Corporation purchased 23,500 shares of its common stock at a total cost of $123,873. To date, Franklin has repurchased 482,350 shares of its common stock of which 431,188 shares remain in treasury at September 30, 2001.

5. TRANSACTIONS WITH AFFILIATES

On February 1, 2001, Franklin sold to Avery Communications, Inc. ("Avery") 1,183,938 shares of common stock and 350,000 shares of preferred stock of Avery representing Franklin's entire holding in Avery, for $1,557,617 plus accrued interest on the preferred stock for a realized gain net of expenses of $137,759. As part of the sale Franklin retained the right to receive 1,533,938 shares of Primal Solutions, Inc. ("Primal") a wholly-owned subsidiary of Avery. On February 13, 2001, Primal announced that Avery had completed a spin-off of Primal and Franklin received 1,533,938 fully registered and marketable shares of Primal. During the nine months ended September 30, 2001, Franklin sold 50,000 shares of Primal for total proceeds of $9,000, realizing a gain of $1,000.

On August 28, 2001, Franklin along with Sunshine Wireless LLC purchased the assets of Winstar Radio Networks, Global Media and Winstar Radio Productions (collectively "WRN") for a total purchase price of $6.25 million. Change
Technology Partners, a public company, provided $2.25 million of senior financing for the deal. The acquisition was consummated through eCom Capital Inc., ("eCom") a wholly-owned subsidiary of Franklin. Franklin's total investment was $2.65 million consisting of $1.65 million in cash and a $1 million note payable to Winstar. The note is due February 28, 2002 with interest at 3.54% and has a right of set-off against certain representations and warranties made by Winstar. As a result of the transaction, Franklin now owns 57.5% of eCom on a fully diluted basis and 100% of eCom's common equity. In addition, Franklin has the right to nominate four directors to eCom's seven-person board of directors.

At the closing, Franklin entered into a services agreement with eCom whereby Franklin will provide eCom with certain services. In consideration for the services provided, for a period of six-months Franklin will receive $30,000 per month and be reimbursed for all direct expenses. Subsequently, Franklin's monthly fee will be determined by a majority of the non-Franklin directors; however, said management fee will be no less than $15,000 per month. Franklin will continue to be reimbursed for all direct expenses. Finally, Franklin's chief financial officer will serve in that capacity for eCom and his salary will be allocated between eCom and Franklin on an 80/20 basis.

6. STOCK OPTIONS

On September 9, 1997, Franklin's stockholders approved two Stock Option Plans: a Stock Incentive Plan ("SIP") to be offered to the Corporation's consultants, officers and employees (including any officer or

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Proforma information determined consistent with the fair value method required by FASB Statement No. 123, is as follows:

                                                                       Nine Months Ended
                                                     ----------------------------------------------------
                                                     September 30, 2001                September 30, 2000
                                                     ------------------                ------------------
Net decrease in net assets attributable to common stockholders:

As reported                                             ($2,020,057)                        $(873,262)
Pro forma                                               ($2,048,546)                        $(918,654)

Net decrease in net assets per common share:

As reported                                             ($  1.86)                           $(   0.80)
Pro forma - Basic                                       ($  1.89)                           $(   0.84)
Pro forma - Diluted                                     ($  1.89)                           $(   0.84)

Net Asset Value per common share:

As reported - Basic                                     $   3.20                            $    8.40
Pro forma - Basic                                       $   3.17                            $    8.36
Pro forma - As if converted basis                       $   2.87                            $    7.50
Pro forma - As if liquidated basis                      $   1.64                            $    6.93

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

                                                     September 30, 2000
                                                     ------------------
                  Stock volatility                          41.3%
                  Risk-free interest rate                    5.5%
                  Option term in years                         4
                  Stock dividend yield                        -

No options were granted during the nine months ended September 30, 2001.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the status of the Stock Option Plans during the nine months ended:

                                               September 30, 2001                    September 30, 2000
                                              --------------------                   -------------------
                                                          Weighted                              Weighted
                                                           Average                               Average
                                                          Exercise                              Exercise
                                              Shares        Price                    Shares       Price
                                              ------      --------                   ------     --------
Outstanding at beginning of
  period                                      39,375        $11.27                   65,625      $ 4.59
Granted                                          -             -                     39,375      $11.27
Exercised                                        -             -                     58,124      $ 4.55
Forfeited                                        -             -                        -           -
Expired                                          -             -                        -           -
                                              ------                                 ------
Outstanding at end of period                  39,375        $11.27                   46,876      $10.25
                                              ======                                 ======
Exercisable at end of period                  26,875        $10.73                   18,125      $11.61
                                              ======                                 ======
Weighted average fair value of
  options granted                                  -                                  $2.58

The options issued under the SIP have a remaining contractual life of 7.25 years. The options issued under the SOP have a remaining contractual life of 8.4 years.

7. NET INCREASE IN NET ASSETS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                                 Three Months ended             Nine months ended
                                                                    September 30,                  September 30,
                                                              -----------------------------------------------------
                                                                 2001           2000             2001         2000
                                                              -----------------------------------------------------
Numerator:
   Net decrease in net assets from operations                 ($366,217)   ($2,066,413)      ($1,933,695)  ($803,422)
   Preferred stock dividends                                    (28,787)       (28,787)          (86,362)    (69,845)
                                                                -------        -------           -------     -------
   Numerator for basic and diluted earnings per share
     net loss available for common stockholders                (395,004)    (2,095,200)       (2,020,057)   (873,267)
                                                              =========     ==========        ==========    ========

Denominator:
  Denominator for basic and diluted decrease in net
    assets from operations weighted - average shares          1,076,012      1,092,779         1,083,408   1,092,346

  Basic and diluted net decrease in net assets
     attributable to common stockholders                         ($0.37)        ($1.92)           ($1.86)     ($0.80)
                                                                 ======         ======            ======      ======

Preferred stock convertible into 123,375 shares of common stock was antidilutive for the three months and nine months ended September 30, 2001 and 2000. Stock options were antidilutive for the three and nine months ended September 30, 2001 and 2000.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

For additional information on the Preferred Stock, see Note 4.

8. NET ASSET VALUE PER SHARE

The following table sets forth the computation of basic, as if converted basis and as if liquidated basis net asset value per common share:

                                                                      SEPTEMBER 30,              DECEMBER 31,
                                                                      ---------------------------------------
                                                                          2001                      2000
                                                                      ---------------------------------------
Numerator:
         Net assets, numerator for basic and as if converted
           basis, net asset value per common share                     $3,435,150                $5,579,080
         Liquidation value of convertible preferred
           stock                                                       (1,645,000)               (1,645,000)
                                                                       ----------                ----------
         Numerator for as if liquidated basis, net asset value
           per common share                                            $1,790,150                $3,934,080
                                                                       ==========                ==========

Denominator:
         Number of common shares outstanding,
           denominator for basic and as if liquidated
           net asset value per common share                             1,074,700                 1,098,200
         Number of shares of common stock to be
           issued upon conversion of preferred stock                      123,375                   123,375
                                                                          -------                   -------
         Denominator for as if converted net asset value
           per common share                                             1,198,075                 1,221,575
                                                                        =========                 =========

         Net asset value per common share, basic                            $3.20                     $5.08
                                                                            =====                     =====

         Net asset value per common share, as if converted basis            $2.87                     $4.57
                                                                            =====                     =====

         Net asset value per common share, as if liquidated basis           $1.67                     $3.58
                                                                            =====                     =====

9. PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities excluding short term investments, aggregated $3,091,241 and $3,026,363 respectively, for the nine months ended September 30, 2001; $1,836,678 and $1,544,024 respectively, for the nine months ended September 30, 2000.

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

FINANCIAL CONDITION

         The  Corporation's  total  assets  and net assets  were,  respectively,
$4,567,379  and  $3,435,150  at  September  30,  2001,   versus  $5,766,712  and
$5,579,080 at December 31, 2000. Net asset value per share was $3.20 basic, $2.87 as if converted basis, and $1.67 as if liquidated basis at September 30, 2001, versus $5.08 basic, $4.57 as if converted, and $3.58 as if liquidated at December 31, 2000.

         The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                        SEPTEMBER 30, 2001    DECEMBER 31, 2000
                                        ------------------    -----------------
Investments, at cost                        $4,572,302            $3,627,390
Unrealized (depreciation) appreciation,
         net of deferred taxes                (216,171)            1,371,522
                                            ----------            ----------
Investments, at fair value                  $4,356,131            $4,998,912
                                            ==========            ==========

INVESTMENTS

     At September 30, 2001, the Corporation had an investment in Alacra Corporation ("Alacra"), valued at $1,000,000, which represents 21.9% of the Corporation's total assets and 29.1% of its net assets. Alacra, headquartered in New York and London, is a leading provider of Internet-based online information services. Alacra provides a service called .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuite(TM), a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbook(TM), a tool for company peer analysis; and Portal B(TM), a fully integrated business information portal.

         On April 20, 2000, the Corporation purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. In connection with this investment, Franklin was granted observer rights for Alacra Board of Directors meetings.

         At September 30, 2001, the Corporation had an investment in Ecom Capital, Inc. ("Ecom") valued at $2,650,000, which represents 58.0% of the Corporation's total assets and 77.1% of its net assets. Ecom produces and syndicates programs and services heard on more than 2,000 radio stations nationwide across most major formats. Through its Global Media Sales unit, Ecom also sells the advertising inventory radio stations provide in exchange for the Ecom content. The programming and content includes prep services as well as long form and short form programming. Additionally, Global Media has a number of independent producer clients, which range from talk and music programs to news and traffic services.

         On August 28, 2001, the Corporation purchased $2,500,000 worth of Ecom Common Stock and issued a secured note for $150,000.

         At September 30, 2001, the Corporation had an investment in Excom Ventures, LLC ("Excom") valued at $140,000, which represents 3.1% of the Corporation's total assets and 4.1% of its net assets. Excom was formed as a limited liability holding company for the purpose of investing in Expert
Commerce, Inc. ("Expert Commerce"). Expert Commerce is a Business-to-Business purchase evaluation engine that simulates the way people make decisions. Based on intelligent and proven technology, the engine helps structure complex decisions and provides an audit trail to justify transactions, empowering buyers to make purchase decisions with confidence.

         On June 26, 2000, the Corporation purchased $140,000 worth of Excom Units.

         At September 30, 2001, the Corporation owned 1,483,938 shares of common stock of Primal Solutions, Inc. ("Primal") valued at $96,456, which represents 2.1% of the Corporation's total assets and 2.8% of its net assets. Primal, based in Irvine, California, is a leading provider of Web-based integrated customer management and intelligence solutions that allow rapidly evolving communications and Internet service providers to stay connected with and grow their customers. It does this through an integrated suite of applications that can track and analyze customer behavior and preferences, collect usage information, and support billing and customer care back-office requirements, including those of emerging IP billing markets.

         On February 13, 2001, Primal was spun-off from Avery Communications, Inc. ("Avery"). As a result of this spin-off Franklin received 1,533,938 fully registered and marketable shares of common stock of Primal. Primal trades over the counter on the OTC Bulletin Board. During the nine months ended September 30, 2001, Franklin sold 50,000 shares of common stock realizing a gain of $1,000.

         At September 30, 2001, the Corporation had an investment in Structured Web, Inc. ("Structured Web") valued at $350,000, which represents 7.7% of the Corporation's total assets and 10.2% of its net assets. Structured Web develops web building blocks to enable small businesses to create and manage their own digital nerve system easily and at an affordable price. Structured Web's object-based proprietary technology enables customers to choose from a growing selection of "WebBlocks" including content, communication, commerce and services.

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

         The Corporation had interest and dividend income of $69,094 and $71,634 for the nine months ended September 30, 2001 and 2000, respectively. The Corporation had interest income and dividend income of $11,735 and $21,138 for the three months ended September 30, 2001 and 2000, respectively. The decrease in interest and dividend for the three and nine months ended September 30, 2001 when compared to September 30, 2000, was primarily the result of the sale of Avery in February 2001. Avery was the major source of dividends during 2000. During the three and nine months ended September 30, 2001, the Corporation received a management fee of $30,000 for services provided to eCom. During the three months ended September 30, 2000, Franklin had other income of $22,000 related to a one-time event.

         Operating expenses were $1,177,628 and $1,759,707 for the nine months ended and $358,881 and $563,647 for the three months ended September 30, 2001 and 2000, respectively. A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Professional fees consist of general legal fees, audit and tax fees and investment related legal fees. The expenses decreased due to one-time expenses in 2000 and a cost cutting effort in 2001.

         Net investment losses from operations were $1,078,534 and $1,666,073 for the nine months ended and $317,146 and $542,509 for the three months ended September 30, 2001 and 2000, respectively. The decrease resulted primarily from the decrease in expenses noted above.

NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS:

         During the nine months and three months ended September 30, 2001 and 2000, the Corporation realized net gains before taxes of $730,857 and $1,115,935, and $5,902 and $47,497 respectively, from the disposition of various investments.

UNREALIZED APPRECIATION OF INVESTMENTS:

         Unrealized appreciation of investments, net of deferred taxes, decreased by $1,587,694 and $54,973 during the nine months and three months, respectively, ended September 30, 2001, primarily from unrealized losses due to the sale of Franklin's holdings in Go America. The decrease for the nine months was partially offset by the sale of Franklin's investment in Avery Communications.

         Unrealized appreciation of investments, net of deferred taxes, decreased by $233,283 and $1,570,400 during the nine months and three months, respectively, ended September 30, 2000, primarily from the realization of gains in Communications Intelligence Corporation and by a decrease in the value of Franklin's investment in Avery. For the nine months, this decrease was partially offset by unrealized gains due to the increase in value of Franklin's investment in Go America.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation's reported total cash and cash equivalents and marketable investment securities (the primary measure of liquidity) at September 30, 2001, was $232,285 compared to $768,582 at December 31, 2000. Management believes that these assets provide the Corporation with sufficient liquidity for its operations in the short-term.

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

         (b)      Reports on Form 8-K.
                  On September 14, 2001, the Corporation filed a report on Form 8-K regarding the Corporation's investment in Ecom Capital, Inc.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FRANKLIN CAPITAL CORPORATION

Date: November 14, 2001                    By:  /s/
                                                --------------------------------
                                                Hiram M. Lazar
                                                CHIEF FINANCIAL OFFICER

                                  EXHIBIT INDEX

None.