Form 10-K
period 2001-12-31
FRANKLIN CAPITAL CORP
filed 2002-04-12
CIK 812301

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                          Commission File No. 811-05703
December 31, 2001

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

                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 2002 was $2,414,807 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock outstanding as of April 1, 2002 was 1,074,700.

                                TABLE OF CONTENTS

PART I

         Item 1.  Business
         Item 2.  Properties
         Item 3.  Legal Proceedings
         Item 4.  Submission of Matters to a Vote of Security Holders

PART II

         Item 5.  Market Prices of the Registrant's Common Equity and Related Stockholder
                        Matters
         Item 6.  Selected Financial Data
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
                        Operations
         Item7a.  Quantitative and Qualitative Disclosures about Market Risk
         Item 8.  Financial Statements and Supplementary Data
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
                  Disclosure

PART III

         Item 10. Directors and Officers of the Corporation
         Item 11. Executive Compensation
         Item 12. Security Ownership of Certain Beneficial Owners and Management
         Item 13. Certain Relationships and Related Transactions

PART IV

         Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

                           FORWARD LOOKING STATEMENTS

WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES,""EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE CORPORATION UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

ITEM 1.           BUSINESS

         Franklin Capital Corporation (the "Registrant", "Franklin," or the "Corporation") is a Delaware corporation operating as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Corporation's common stock, par value $1.00 per share, has been listed on The American Stock Exchange since October 1, 1987.

         As a BDC, the Corporation's objective is to achieve capital appreciation through long-term investments in businesses believed to have favorable growth potential. In the past the Corporation participated in start-up and early stage financing, expansion or growth financing, leveraged buy-out financing and restructurings in a variety of industries. Since 1997, investment activity has been focused principally on securities issued by companies involved in early stage high technology sectors, such as telecommunications services, Internet software and information services. At December 31, 2001, Franklin had $4,098,866 in assets.

ACQUISITION OF EXCELSIOR RADIO NETWORKS

         On August 28, 2001, Franklin along with Sunshine Wireless LLC ("Sunshine") purchased the assets of Winstar Radio Networks, Global Media and Winstar Radio Productions (collectively "WRN") for a total purchase price of $6.25 million. Change Technology Partners, Inc. ("Change"), a public company, provided $2.25 million of senior financing for the deal.

         The acquisition was consummated through eCom Capital Inc., subsequently renamed Excelsior Radio Networks, Inc. ("Excelsior"), a then wholly owned subsidiary of Franklin. Franklin's total investment was $2.5 million consisting of $1.5 million in cash and a $1 million note payable to WRN. The note was due February 28, 2002 with interest at 3.54% and has a right of set-off against certain representations and warranties made by WRN. Pursuant to the terms of the loan from Change, if Franklin and Change had not mutually agreed to a term sheet regarding a business combination on or before December 31, 2001, Change would have had the right to accelerate the payment of all principal and interest due on the loan. Change also received a warrant to purchase 482,955 shares of common stock of Excelsior Radio Networks at an exercise price of $1.125 per share. In October 2001, a legal proceeding was filed against WRN, which also named Franklin as a defendant, in which the representations and warranties made by WRN have been challenged. Until the time that this action is settled the due date of the note is extended indefinitely. Additionally, Franklin provided a $150,000 note receivable to Excelsior. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. The note bears interest at 10% per annum and is issued for a ninety-day rolling period. As of December 31, 2001, $75,000 of this note has been repaid. In addition, Franklin has the right to nominate four directors to Excelsior's seven-person board of directors. Change has the right to nominate one director to Excelsior's board.

         At the closing, Franklin entered into a services agreement with Excelsior whereby Franklin will provide Excelsior with certain management services. In consideration for the services provided, for a period of six months from the closing of the transaction, Franklin will receive $30,000 per month and be reimbursed for all direct expenses. Subsequently, Franklin's monthly fee will be determined by a majority of the non-Franklin directors on Excelsior's board; however, the management fee will be no less than $15,000 per month and Franklin will continue to be reimbursed for all direct expenses. Finally, Franklin's chief financial officer will serve as Excelsior's chief financial officer, and his salary and benefits will be allocated between Excelsior and Franklin 80% and 20%, respectively. During the year ended December 31, 2001, Franklin earned $120,000 in management fees and was reimbursed $40,156 for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses of Franklin.

         On April 3, 2002, Dial Communications Global Media, Inc. ("Newco"), a newly formed wholly-owned subsidiary of Excelsior Radio Networks, Inc. ("Excelsior"), completed the acquisition of substantially all of the assets of Dial Communications Group, Inc. ("DCGI"), and Dial Communications Group, LLC ("DCGL" and together with DCGI, the "Dial Entities") used in connection with the Dial Entities' business of selling advertising relating to radio programming (the "Dial Acquisition"). The Dial Acquisition was completed pursuant to the Asset Purchase Agreement (the "Purchase Agreement"), dated as of April 1, 2002, by and among the Dial Entities, Franklin and Excelsior. Immediately prior to the closing of the transactions contemplated by the Purchase Agreement, Excelsior assigned all of its rights and obligations under the Purchase Agreement, as well as certain other assets and liabilities relating to the portion of Excelsior's business dedicated to the sale of advertising relating to radio programming, to Newco.

         The total purchase price for the Dial Acquisition will be an amount between $8,880,000 and $13,557,500. The initial consideration for the Dial Acquisition consisted of $6,500,000 in cash and a three year promissory note bearing interest at 4.5% issued by Newco in favor of DCGL in the aggregate principal amount of $460,000. In addition, the Purchase Agreement provides for the minimum payment of $1,920,000 of additional consideration, which is subject to increase to a maximum amount of $6,597,500 based upon the attainment of certain revenue and earnings objectives in 2002 and 2003. The additional consideration will be comprised of both cash and two additional promissory notes bearing interest at 4.5% issued by Newco in favor of DCGL, each with an initial aggregate principal amount of $460,000 that is subject to increase upon the attainment of such revenue and earnings objectives. Each of the promissory notes issued in consideration of the Dial Acquisition is convertible into shares of Franklin's common stock at a premium of 115% to 120% of the average closing prices of Franklin's common stock during a specified pre and post closing measurement period. The promissory notes are not convertible for at least a one-year period. Excelsior has paid to Franklin an amount equal to $300,000 in consideration of Franklin's obligations in connection with any Franklin common stock that may be issued pursuant to the terms of the Purchase Agreement or the promissory notes issued in consideration of the Dial Acquisition.

         Change and Sunshine, both existing stockholders of Excelsior, loaned Excelsior an aggregate amount of $7,000,000 to finance the initial consideration of the Dial Acquisition. The obligations under the loans are secured by certain of Excelsior's assets.

PROPOSED MERGER WITH CHANGE TECHNOLOGY PARTNERS, INC.

         On December 4, 2001, Change and Franklin entered into a definitive agreement and plan of merger pursuant to which Change will be merged with and into Franklin. Under the terms of the merger agreement, Change's common stockholders will receive one share of Franklin for each 40.985 shares of Change common stock that they own. Change's Series A preferred stockholders will receive one share of Franklin Series B preferred stock for each share of Change Series A preferred stock they own. As a result of the merger, Franklin will issue approximately 4,442,000 shares of its common stock and 645 shares of its Series B preferred stock to Change stockholders.

         Upon closing of the transaction, Change stockholders will own approximately 80% of Franklin common stock with the balance being held by Franklin's current stockholders. The boards of both companies have approved the transaction, subject to stockholder approval by both Franklin and Change common and preferred stockholders and the satisfaction or waiver of conditions to the merger.

         Concurrently with the execution of the merger agreement, the parties entered into a stock purchase agreement pursuant to which Change agreed to purchase 250,000 shares of common stock of Excelsior from Franklin for an aggregate purchase price of $250,000. In the event the merger between Franklin and Change is terminated, Franklin is required to repurchase all of such common stock from Change at a repurchase price equal to $250,000, plus interest thereon at an annual rate of 10% from December 4, 2001 to the date of repurchase. As a result of this transaction, Franklin owns 50.8% of Excelsior on a fully diluted basis and has 58.2% of voting control and Change owns 16.5% on a fully diluted basis and has 6.5% of voting control.

         The transactions contemplated by the merger agreement are intended to result in Franklin no longer being subjected to the 1940 Act because of the change in the nature of its business; however, Franklin cannot change the nature of its business so as to cease to be regulated as a BDC unless such change is approved by Franklin's stockholders in accordance with the 1940 Act. At the special meeting to approve the merger with Change, Franklin stockholders will also be asked to approve the withdrawal of Franklin's election to be regulated as a BDC.

CURRENT PORTFOLIO OF INVESTMENTS

         The Corporation invests primarily in equity securities, for example common stock, preferred stock, convertible preferred stock or other equity derivatives such as options, warrants or rights to acquire stock. As of December 31, 2001, the Corporation's portfolio of investments is a composite of illiquid investments in developing companies and one security in a publicly traded development-stage company.

         The Corporation has invested a substantial portion of its assets in private development stage or start-up companies. The current portfolio, other than Excelsior is invested in securities issued by companies involved in early stage high technology sectors such as wireless communications, other telecommunications services, Internet software and information services.

Excelsior

         Franklin's most significant investment is in Excelsior. As of December 31, 2001, Franklin owned 50.8% of Excelsior on a fully diluted basis and had 58.2% of Excelsior's voting control.

         If the merger with Change is consummated, Franklin will change its name to Excelsior Communications Corporation. The business of the new combined company will focus on creating, producing and selling programs to the radio industry. In order to develop its business, Excelsior Communications will expand and grow the business of its wholly-owned subsidiary, Excelsior Radio Networks, Inc. through acquisitions, joint ventures and other efforts.

        Excelsior is a majority-owned subsidiary of Franklin and was incorporated in 1999 under the laws of the State of Delaware. Excelsior Radio had no operations until August 2001 when a group led by Franklin invested in Excelsior Radio for the purpose of acquiring certain assets from Winstar Radio Networks, LLC, Winstar Global Media, Inc. and Winstar Radio Productions, LLC. Excelsior Radio's principal executive offices are located at 450 Park Avenue, 10th Floor, New York, NY 10022.

         On April 3, 2002, Excelsior purchased Dial Communications, whose assets will be combined with Excelsior's Global Media division to create a national radio sales representation company with 2001 advertising sales revenues of almost $50 million and a client roster of over forty independent radio production companies.

        Excelsior creates, produces, distributes and is a sales representative for national radio programs and offers other miscellaneous services to the radio industry. Excelsior offers radio programs to the industry in exchange for commercial broadcast time, which Excelsior sells to national advertisers. Excelsior currently offers approximately 100 programs to over 2,000 radio stations across the country. The group of radio stations who contract with Excelsior to broadcast a particular program constitutes a radio network. Excelsior derives its revenue from selling the commercial broadcast time on its radio networks to advertisers desiring national coverage.

        Excelsior currently produces 23 network programs targeting the most popular radio formats, including adult contemporary, rock, urban oldies, album oriented rock, comedy and country. Excelsior produces both short form and long form programs. Short form features are two to three minute daily vignettes and include such programs as "African Americans Making History." Long form programs, such as "Walt `Baby' Love's The Countdown" and "Gospel Traxx," "Keeping The Seventies Alive," "Behind the Hits" and "All Star Mix Party" are programs that range from one to four hours in length. Excelsior offers these programs to radio stations free of charge. The radio stations airing these programs become networks for Excelsior to sell advertising time. Excelsior sells the commercial broadcast time inside of these networks to advertisers desiring national coverage.

        If the merger with Change is consummated, the combined company through Excelsior, intends to aggressively expand its operations over the next one to three years through acquisitions, joint ventures and internally generated efforts. Beginning with radio syndication, the combined company's goal will be to enhance the value of Excelsior's current network. In order to do this, the combined company will increase its marketing efforts to radio stations across the United States. The marketing efforts will focus primarily on the top 50 media markets. By increasing its network presence in the top 50 media markets, the combined company will be able to charge a higher spot rate for its advertising time. The spot rate is the price a national advertiser pays per commercial aired on Excelsior network. Excelsior currently has a network of over 2,000 radio affiliates, and with over 10,000 radio stations in the United States, Excelsior anticipates significantly expanding its network. However, there can be no assurance that Excelsior will be able to expand its operations.

        Excelsior intends to focus its programming growth with both short-form and long-form programs. For example in February 2002, Excelsior announced the launching of two new shows: "Rock the Nation with Eddie Trunk" and the "Ross Brittain Morning Prep Show." "Rock the Nation with Eddie Trunk" is a long-form heavy metal music show that originates in New York. "Ross Brittain Morning Prep Show" is a morning prep show written by Mr. Brittain, a nationally recognized morning disc jockey. Excelsior believes that it has developed a niche in short-form programming specifically in the prep services that it provides to radio stations. Moreover, Excelsior believes that it has a strong presence in urban programming. Developing more programming that complements its existing programs will provide Excelsior with more broadcast commercial inventory to sell on its network. A typical short form program will have 2 to 4 commercials available for sale while a typical long form program has 8 to 48 commercials available for sale. Excelsior intends to offer additional programming in the future through internal development, joint ventures, and the acquisition of businesses or assets that complement Excelsior operations.

        The creation of a radio network allows Excelsior to sell the acquired commercial broadcast inventory to advertisers desiring national coverage. Rates for the sale of network advertising are established on the basis of audience delivery or ratings and the demographic composition of the listening audience. Thus, if Excelsior expands its network, as previously discussed, it will be able to charge more for broadcast commercial time on the network. In addition to being able to charge more for its advertising time, by expanding its programming, there will also be more commercial broadcast inventory available for sale by Excelsior.

         Excelsior sells commercial broadcast time by guaranteeing certain ratings and demographics. There can be no assurance that the guarantee will be achieved. If the radio network on which the commercial broadcast time is sold does not achieve the guarantee, Excelsior may be obligated to offer the advertiser additional advertising time on the same radio network or on an alternate radio network. These "make goods" or "bonus spots" are the predominant means whereby Excelsior satisfies such obligations to advertisers. Alternatively, Excelsior could be obligated to refund or credit a portion of the advertising revenue derived from such sales. Historically, Excelsior has not had to refund any cash received as revenues.

         According to the National Association of Broadcasters ("NAB"), there are approximately 10,000 commercial radio stations in the United States. Excelsior currently has broadcast commercial time on over 2,000 of these radio stations. Radio is one of the most cost effective forms of advertising given its wide reach and low cost in comparison to print and television media. Radio advertising is attractive to advertisers for a variety of reasons:

         o short lead time between commercial production and broadcast time;

         o        low cost of commercial production; and

         o the fact that most radio listening occurs away from home, closer to the point of purchase.

         Radio stations attempt to develop formats, such as news/talk, music or other types of entertainment programming, in order to appeal to a target listening audience that will attract local, regional, and national advertisers to their station. Most radio stations do not have the creative and financial resources to produce nationally accepted programming. As a result, radio stations look to syndicators, such as Excelsior, to enhance their existing local programming. As a national network, Excelsior licenses radio stations to air its programs in exchange for commercial broadcast time on the station. Excelsior then resells the advertising time to advertisers requiring national coverage. The commercial broadcast time may vary from market to market within a specified time period depending on the requirements of the particular radio station. The advertising rates are based upon audience ratings for the specific demographic the advertiser is trying to reach. These ratings are determined by Arbitron Research Company which periodically measures the percentage of the radio audience in a market area listening to a specific radio station during a specific time period.

         Competition

         Competition for radio advertising is very intense. The industry is made up of a variety of competitive forces, including: (1) ownership groups, which own blocks of radio stations across the industry; (2) syndicators, like Excelsior Radio, that offer programming and marketing services to radio stations; and (3) independent producers and distributors that offer programs or services to radio stations. Several of Excelsior's syndicating competitors also are associated with major radio station group owners. In addition, many of these competitors have recognized brand names and will pay compensation to radio stations to broadcast their network commercials.

         Excelsior's largest competitors that are associated with an ownership group are Westwood One, Premier Radio Networks, and ABC Radio Networks. Excelsior estimates that these competitors account for about 80% of the network advertising revenues. Excelsior is a leader of the syndication companies not associated with an ownership group. The principal competitive factors in the radio industry are the quality and creativity of programming and the ability to provide advertisers with a cost-effective method of reaching the target demographic. In this respect, Excelsior has positioned itself by adding top producers like Walt "Baby" Love, Mike Harvey, John Tesh, M.G. Kelly, Ed Mann and Jefferson Pilot. Excelsior's principal operating strategy is to continue to provide high quality programming in the most popular formats. Excelsior has developed and expanded its network through internal operations and will look to continue this in the future as well as acquire assets and businesses that compliment Excelsior Radio's operations.

         Government Regulations

         Radio broadcasting and station ownership are regulated by the Federal Communication Commission ("FCC"). Excelsior, as a producer and distributor of radio programs, is generally not subject to regulation by the FCC. The FCC regulates the radio stations that air Excelsior's programs. The radio station affiliates are ultimately responsible for what material is broadcast on their airwaves.

         Employees

         As of February 1, 2002, Excelsior had 42 full time and 45 total employees. In addition, Excelsior maintains continuing relationships with over 40 independent hosts, writers, and producers. Excelsior is not party to any collective bargaining agreements. Excelsior Radio believes its relationship with its employees and independent contractors is good.

OTHER INVESTMENTS

         See " Item 7 - Management's Discussion and Analysis of Financial Condition."

PRESENTATION OF FINANCIAL INFORMATION

         Franklin presents its financial statements in accordance with Securities and Exchange Commission ("SEC") regulations in the format applicable to investment companies and with accounting principles generally accepted in the United States. Generally, investments are reported at fair market value rather than cost, including investments in wholly-owned subsidiaries. Because of such reporting requirements, the operating results of Excelsior are not included in the consolidated operating results of Franklin, and instead, Franklin reports only the fair value of its investment in such companies. If the merger with Change is consummated, Franklin will consolidate Excelsior's operations with its own operations and unrealized gains and losses on its other investments will be shown as accumulated other comprehensive income (loss) in stockholders' equity.

ILLIQUIDITY OF INVESTMENTS

         A majority of the Corporation's investments consist of securities acquired directly from the issuer in private transactions. They may be subject to restrictions on resale or otherwise be illiquid. Franklin anticipates that there may not be an established trading market for such securities. Additionally, many of the securities that the Corporation may invest in will not be eligible for sale to the public without registration under the Securities Act of 1933, which could prevent or delay any sale by the Corporation of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. Further, even if a portfolio company registers its securities and becomes a reporting corporation under the Securities Exchange Act of 1934, the Corporation may be considered an insider by virtue of its board representation and would be restricted in sales of such corporation's securities.

MANAGERIAL ASSISTANCE

         The Corporation, as a BDC, is required by the 1940 Act to make significant managerial assistance available to its portfolio companies. "Making available significant managerial assistance" as defined in the 1940 Act with respect to a BDC such as Franklin means (a) any arrangement whereby a BDC, through its directors, officers, employees or general partners, offers to provide, and if accepted, does so provide significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company; or (b) the exercise of a controlling influence over the management or policies of a portfolio company by a BDC acting individually or as a part of a group acting together which controls such portfolio company. The nature, timing and amount of managerial assistance provided by the Corporation vary depending upon the particular requirements of each portfolio company.

         In connection with its managerial assistance, the Corporation may be represented by one or more of its officers or directors on the board of directors of a portfolio company. The Corporation's goal has been to assist each portfolio company in establishing its own independent and effective board of directors and management.

         If the merger with Change is consummated, Franklin intends to focus on creating, producing and selling programs to the radio industry, which it will principally accomplish through Excelsior.

NEED FOR FOLLOW-ON INVESTMENTS

         Following its initial investments in portfolio companies, the Corporation has made additional investments in such portfolio companies as "follow-on" investments, in order to increase its investment in a portfolio company, and exercised warrants, options or convertible securities that were acquired in the original financing. Such follow-on investments may be made for a variety of reasons including: 1) to increase the Corporation's exposure to a portfolio company, 2) to acquire securities issued as a result of exercising convertible securities that were purchased in a prior financing, 3) to preserve or reduce dilution of Franklin's proportionate ownership in a subsequent financing, or 4) in an attempt to preserve or enhance the value of the Corporation's investment. There can be no assurance that the Corporation will make follow-on investments or have sufficient funds to make such investments; the Corporation will have the discretion to make any follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of a portfolio company and the Corporation's initial investment, or may result in a missed opportunity for the Corporation to increase its participation in a successful operation. Even if the Corporation has sufficient capital to make a desired follow-on investment, the Company may, under certain circumstances be prohibited from doing so if such an investment would result in non-compliance with BDC regulations. If the merger with Change is consummated, Franklin does not intend on making follow-on investments in any portfolio company other than through Excelsior.

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

         If the merger with Change is consummated, Franklin and Excelsior will compete with radio syndication companies and independent distributors that offer programs and services to radio stations as well as other representation firms. Several of these competitors also are associated with major radio station group owners. In addition, many of these competitors have recognized brand names and will pay compensation to radio stations in order to broadcast their network commercials.

DETERMINATION OF NET ASSET VALUE

         Security investments that are publicly traded on a national exchange or Nasdaq Stock Market are stated at the last reported sales price on the day of valuation, or if no sale was reported on that date, then the securities are stated at the last quoted bid price. The Board of Directors of the Corporation may determine, if appropriate, to discount the value where there is an impediment to the marketability of the securities held.

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

         If the merger with Change is consummated and Franklin withdraws its election to be regulated as a business development company, Franklin will not be required to determine its net asset value pursuant to the 1940 Act.

EMPLOYEES

         At December 31, 2001, the Corporation had four employees.

GOVERNMENT REGULATIONS IMPACTING FRANKLIN

         Franklin operates in a highly regulated environment as a BDC. The following discussion generally summarizes certain regulations.

         A BDC is defined and regulated by the 1940 Act. It is an investment company that primarily focuses on investing in or lending to small private companies and making managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to invest in long-term, private investments in growing small businesses. A BDC provides stockholders the ability to retain the liquidity of a publicly traded stock, while sharing in the possible benefits, if any, of investing in privately-owned growth companies.

         As a BDC, Franklin may not acquire any asset other than "Qualifying Assets" unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the total assets (the "70% test"). The principal categories of Qualifying Assets relevant to Franklin's business are:

         (1) securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company. An eligible portfolio company is defined to include any issuer that (a) is organized and has its principal place of business in the United States, (b) is not an investment company other than an SBIC wholly-owned by a business development company, and (c) does not have any class of publicly traded securities with respect to which a broker may extend margin credit;

         (2) securities received in exchange for or distributed with respect to securities described in (1) above or pursuant to the exercise of options, warrants, or rights relating to such securities; and

         (3) cash, cash items, government securities and high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of the investment.

         To include certain securities described above as Qualifying Assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company, or making loans to a portfolio company.

         As a BDC, Franklin is entitled to issue senior securities in the form of stock or senior securities representing indebtedness, including debt securities and preferred stock, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance.

         Franklin has adopted a Code of Ethics that establishes procedures for personal investments and restricts certain transactions by its personnel.

         The Corporation is permitted to adopt either a profit-sharing plan pursuant to which management (including disinterested directors) could receive up to 20% of the net after-tax profits of the Corporation or an option plan covering up to 20% of the stock of the Corporation. Presently the Corporation has incentive plans in effect covering 46,875 shares (3.8% on a diluted basis). See "Item 11 Executive Compensation - Compensation Plans - Stock Option Plans."

RISK FACTORS

         There are significant risks inherent in the Corporation's venture capital business. The Corporation has invested a substantial portion of its assets in small private companies and one bulletin board listed public corporation. Because of the speculative nature of these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that from time to time its venture capital investments may result in a complete loss of the Corporation's invested capital or may be unprofitable. Other investments may appear likely to become successful, but may never realize their potential. Neither the Corporation's investments nor an investment in the Corporation is intended to constitute a balanced investment program. The Corporation has in the past relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.

RISKS RELATED TO FRANKLIN

         INVESTING IN PRIVATE COMPANIES INVOLVES A HIGH DEGREE OF RISK. The Corporation's portfolio consists primarily of investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. There is generally no publicly available information about the companies in which Franklin invests, and Franklin relies significantly on the diligence of its employees and agents to obtain information in connection with the Corporation's investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competitors, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, the Corporation's investment in such businesses.

         THE PORTFOLIO OF INVESTMENTS IS ILLIQUID. Franklin acquires most of its investments directly from private companies. The majority of the investments in its portfolio will be subject to restrictions on resale or otherwise have no established trading market. The illiquidity of most of the portfolio may adversely affect Franklin's ability to dispose of loans and securities at times when it may be advantageous to liquidate such investments.

         FRANKLIN'S PORTFOLIO INVESTMENTS ARE RECORDED AT FAIR VALUE AS DETERMINED BY THE BOARD OF DIRECTORS IN ABSENCE OF READILY ASCERTAINABLE PUBLIC MARKET VALUES. Pursuant to the requirements of the 1940 Act, the Corporation's board of directors is required to value each asset quarterly, and Franklin is required to carry the portfolio at a fair market value as determined by the board of directors. Since there is typically no public market for the loans and equity securities of the companies in which Franklin makes investments, the board of directors estimates the fair value of these loans and equity securities pursuant to written valuation policy and a consistently applied valuation process. Unlike banks, Franklin is not permitted to provide a general reserve for anticipated loan losses; instead, Franklin is required by the 1940 Act to specifically value each individual investment and record an unrealized loss for an asset that it believes has become impaired. Without a readily ascertainable market value, the estimated value of the portfolio of loans and equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the loans and equity securities. Franklin adjusts quarterly the valuation of the portfolio to reflect the board of directors' estimate of the current realizable value of each investment in the Corporation's portfolio. Any changes in estimated value are recorded in the Corporation's statement of operations as "Net unrealized gains (losses)."

         FRANKLIN OPERATES IN A COMPETITIVE MARKET FOR INVESTMENT OPPORTUNITIES. Franklin competes for investments with many other companies and individuals, some of whom have greater resources than does Franklin. Increased competition would make it more difficult to purchase or originate investments at attractive prices. As a result of this competition, sometimes Franklin may be precluded from making otherwise attractive investments.

         QUARTERLY RESULTS MAY FLUCTUATE AND MAY NOT BE INDICATIVE OF FUTURE QUARTERLY PERFORMANCE. The Corporation's quarterly operating results could fluctuate, and therefore, you should not rely on quarterly results to be indicative of Franklin's performance in future quarters. Factors that could cause quarterly operating results to fluctuate include, among others, variations in the investment origination volume, variation in timing of prepayments, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which Franklin encounters competition in its markets and general economic conditions.

         FRANKLIN IS DEPENDENT UPON KEY MANAGEMENT PERSONNEL FOR FUTURE SUCCESS. Franklin is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its senior management members and other management members. The future success of the Corporation depends to a significant extent on the continued service and coordination of its senior management team, particularly the Chairman and Chief Executive Officer. The departure of any of the executive officers or key employees could materially adversely affect the Corporation's ability to implement its business strategy. Franklin does not maintain key man life insurance on any of its officers or employees.

         THERE IS SUBSTANTIAL DOUBT AS TO FRANKLIN'S ABILITY TO CONTINUE AS A GOING CONCERN. Franklin has determined that it may not have sufficient cash and cash equivalents to meet its working capital requirements over the next fiscal year. Franklin's independent auditors have issued an opinion in which the independent auditors have indicated that there is substantial doubt as to Franklin's ability to continue as a going concern as noted in their explanatory paragraph within their opinion, which is noted in Franklin's financial statements. If the merger with Change Technology is not consummated, Franklin will be required to seek alternative sources of financing to continue operating through the current fiscal year. If funds were not raised, Franklin may not be able to continue its operations. See Note 11 to Franklin's financial statements for further information.

RISKS RELATED TO THE MERGER WITH CHANGE

         THE PROPOSED MERGER MAY NOT OCCUR. If the merger agreement is terminated or if the merger is not completed for any reason, Franklin may not be as well positioned to effectuate its developing business plan. The success of Franklin depends on its ability to effectuate such a plan subsequent to the merger. If the merger is not consummated, Franklin will be forced to reassess its position and future business strategy. If the merger is not completed for any reason, Franklin may be subject to a number of other risks, including:

         o Franklin may be required under certain circumstances to pay Change a termination fee of $750,000.

         o        The price of the common stock may decline.

         o Transaction costs related to the merger, such as financial, advisory, legal, accounting and printing fees must be paid even if the merger is not completed. The amount of the transaction costs may substantially exceed our estimates and, could have an adverse effect on the business, financial condition and operating results of the combined company.

         o If the merger is terminated and the board of directors seeks another merger or business combination or other sources of financing, Franklin's stockholders cannot be certain that Franklin will be able to find a partner or other financing.

         NO FAIRNESS OPINION WAS OBTAINED REGARDING THE MERGER. Because the terms of the merger were negotiated at arm's length between the management of Franklin and Change, and taking into consideration the time and expense that would be incurred in obtaining an investment banker's opinion on the fairness of the terms of the merger, Franklin has not sought or obtained such an opinion. Accordingly, there can be no assurance that consummation of the merger will be fair from a financial point of view to stockholders of Franklin.

         THE COMBINED COMPANY MAY BE UNABLE TO REALIZE THE BENEFITS ANTICIPATED BY FRANKLIN AND CHANGE. The merger involves the integration of two companies that have previously operated independently. There can be no assurances that the companies will not encounter significant difficulties in integrating their respective operations or that the benefits expected from such integration will be realized. Incurring unexpected costs or delays in connection with such integration could have a material adverse effect on the combined company's business, financial condition or results of operations.

         THE COMBINED COMPANY MAY EXPERIENCE ADVERSE EFFECTS FROM COMBINING OPERATIONS OF FRANKLIN AND CHANGE. The boards of directors approved the merger and the merger agreement with the expectation that the merger will result in a number of benefits, including operating efficiencies, revenue enhancements and other synergies. However, as a result of the merger, the management of the combined company will be faced with unfamiliar business issues. In addition, the current management of Change, who will take on management positions in Franklin upon consummation of the merger, have no experience with Franklin's radio business.

ITEM 2.           PROPERTIES

         Franklin maintains its offices at 450 Park Avenue, 10th Floor, New York, New York 10022, where it leases approximately 3,600 square feet of office space pursuant to a lease agreement expiring December 31, 2003. As of December 31, 2001, Franklin had a sublet arrangement with one subtenant for a portion of Franklin's office space.

ITEM 3.           LEGAL PROCEEDINGS

         On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC ("Sunshine") and four other defendants affiliated with Winstar Communications, Inc. in the Superior Court of the State of California for the County of Los Angeles. The lawsuit, which has subsequently been removed to the United States District Court for the Central District of California, alleges that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleges that Franklin and Sunshine joined the alleged conspiracy. The business was initially acquired by certain entities affiliated with Winstar Communications and, subsequently, the assets of such business were sold to Franklin and Sunshine. Concurrently with such purchase, Franklin transferred such assets to Excelsior. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. On January 7, 2002, Franklin filed a motion to dismiss the lawsuit or, in the alternative, to transfer venue to the United States District Court of the Southern District of New York. The plaintiffs filed a motion opposing Franklin's request on January 28, 2002. Franklin's motion for dismissal was granted on February 25, 2002, due to improper venue. The plaintiff may refile in New York. Franklin believes that plaintiffs' claims are without merit and intends to defend this lawsuit vigorously, though the outcome cannot be predicted at this time. An unfavorable outcome in this lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 11, 2001 the Corporation held an annual meeting of its common and preferred stockholders. Stephen L. Brown, Irving Levine, Jonathan A. Marshall, Michael P. Rolnick, Peter D. Gottlieb and David T. Lender were elected to serve as directors of the Corporation for a term of one year or until their successors are duly elected and qualified. The number of common and preferred shares, voting together as a single class, voted for and against each director is as follows:

------------------------------- ---------------------------- ----------------------------
                                FOR                          WITHHELD
------------------------------- ---------------------------- ----------------------------
Stephen L. Brown                975,456                        6,725
------------------------------- ---------------------------- ----------------------------
David Lender                    982,106                           75
------------------------------- ---------------------------- ----------------------------
Jonathan A. Marshall            981,981                          200
------------------------------- ---------------------------- ----------------------------
Michael P. Rolnick              982,106                           75
------------------------------- ---------------------------- ----------------------------
Irving Levine*                   11,250                            0
------------------------------- ---------------------------- ----------------------------
Peter D. Gottlieb*               11,250                            0
------------------------------- ---------------------------- ----------------------------

* - Only preferred stockholders voted for these directors.

         In addition, stockholders were asked to ratify the selection of Ernst & Young LLP as the Corporation's independent auditors for the fiscal year ended December 31, 2001. 931,848 shares voted for, 1,125 shares voted against and 52,883 shares abstained from ratifying Ernst & Young LLP as the Corporation's independent auditors.

                                     PART II

ITEM 5. MARKET PRICES OF THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK TRANSFER AGENT

         Mellon Investor Services, 85 Challenger Road, Overpack Center, Ridgefield Park, NJ 07660 (Telephone (800) 851-9677) serves as transfer agent for the Corporation's common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

MARKET PRICES

         The Corporation's common stock is traded on The American Stock Exchange under the symbol "FKL." The following table sets forth the range of the high and low selling price of the Corporation's shares during each quarter of the last two years, as reported by the American Stock Exchange.

         2001 QUARTER ENDING                         LOW               HIGH
         -------------------                         ---               ----
         March 31                                    $  5.875          $   8.125
         June 30                                     $  4.875          $   5.750
         September 30                                $  4.650          $   5.050
         December 31                                 $  4.090          $   4.870

         2000 QUARTER ENDING                         LOW               HIGH
         -------------------                         ---               ----
         March 31                                    $  6.833          $ 31.000
         June 30                                     $  7.333          $ 21.000
         September 30                                $  8.250          $  9.500
         December 31                                 $  7.500          $  8.750

DIVIDENDS

         The Corporation paid $115,150 and $98,633 in dividends to preferred stockholders during 2001 and 2000, respectively, and has not paid any dividends to common stockholders during the past two years.

RECENT SALES OF UNREGISTERED SECURITIES

         On February 22, 2000, the Corporation issued 16,450 shares of unregistered convertible preferred stock under Section 4 (2) of the Securities Exchange Act of 1934 as a private placement at a price of $100 per share. The convertible preferred stock was issued with a 7% coupon convertible into the Corporation's common stock at $13.33 per share. The preferred stock is convertible into common stock at the discretion of the preferred stock holder beginning one year after issuance and continuing until 10 years after issuance.

         The preferred stock offered was purchased by officers, directors and other accredited investors. (See Item 12 -- Security Ownership of Certain Beneficial Owners and Management).

STOCKHOLDERS

         As of April 1, 2002, there were 583 registered shareholders of record of the Corporation's common stock. The Corporation has 5,000,000 shares of common stock authorized, of which 1,505,888 are issued and 1,074,700 are outstanding at April 1, 2002. The Corporation has 5,000,000 shares of convertible preferred stock authorized, of which 16,450 were issued on February 22, 2000 and are outstanding at April 1, 2002. (See Item 7 Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources.)

ITEM 6.           SELECTED FINANCIAL DATA

         The following tables should be read in conjunction with the Financial Statements included in Item 8 of this form 10-K.

BALANCE SHEET DATA
FINANCIAL POSITION AS OF DECEMBER 31:

                                                      2001            2000           1999           1998           1997*
                                                    ----------     ----------     ----------     ----------     ----------
Total assets                                        $4,098,866     $5,766,712     $8,995,965     $6,548,696     $7,718,458

Liabilities                                         $1,177,121     $  187,632     $  555,583     $  233,143     $  375,326

Net asset value                                     $2,921,745     $5,579,080     $8,440,382     $6,315,553     $7,343,132

Net asset value per share attributable to common

stockholders                                        $     1.19     $     3.58     $     7.70     $     5.61     $     6.11

Net asset value per share, as if converted basis    $     2.44     $     4.57     $     7.55     $     5.61     $     6.11

Shares outstanding                                   1,074,700      1,098,200      1,095,882      1,126,029      1,201,797

OPERATING DATA FOR THE YEAR ENDED DECEMBER 31:

                                                      2001           2000**          1999          1998          1997
                                                   -----------    -----------    -----------    -----------    -----------
Investment income                                  $   192,697    $   115,015    $    72,382    $   263,323    $   497,021

Expenses                                           $ 1,579,382    $ 2,372,797    $ 1,621,780    $ 1,620,408    $ 2,400,850

Net investment loss from operations                $(1,386,685)   $(2,257,782)   $(1,549,398)   $(1,357,085)   $(1,903,829)

Net realized gain on portfolio of
     investments, net of current income taxes      $   522,131    $ 1,195,875    $   688,259    $ 1,628,004    $ 3,105,165

Net (decrease) increase in
     unrealized appreciation of investments, net
     of deferred income taxes                      $(1,553,756)   $(3,365,513)   $ 3,086,958    $(1,015,091)   $(1,130,879)

Net (decrease) increase in net
     assets attributable to common stockholders    $(2,533,460)   $(4,526,053)   $ 2,225,819    $  (744,172)   $    70,457

Basic net (decrease) increase in net
       assets from operations per weighted
       average number of shares outstanding        $     (2.34)   $     (4.14)   $      1.98    $     (0.63)   $      0.06

Diluted net (decrease) increase in
     net assets from operations per weighted
     average number of shares outstanding          $     (2.34)   $     (4.14)   $      1.98    $     (0.63)   $      0.06


         *        A special distribution of $2.17 per share was declared in July
                  1997.

         ** Expenses in the year ended December 31, 2000 include non-cash compensation of $349,644 due to the exercise of employee incentive stock options.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the Corporation's 2001 Financial Statements and Notes thereto in Item 8.

CRITICAL ACCOUNTING POLICIES

         Franklin's discussion and analysis of its financial condition and results of operations are based upon the Corporation's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, the Corporation evaluates its estimates, the most critical of which are those related to the fair value of the portfolio of investments.

STATEMENT OF OPERATIONS

         The Corporation accounts for its operations under accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of its financial performance is captioned "Net (decrease) increase in net assets from operations," which is composed of the following:

         o "Net investment loss from operations," which is the difference between the Corporation's income from interest, dividends and fees and its operating expenses;

         o "Net realized gain on portfolio of investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost;

         o        any applicable income tax (benefits) provisions; and

         o "Net (decrease) increase in unrealized appreciation of investments," which is the net change in the fair value of the Corporation's investment portfolio, net of any (decrease) increase in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

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

FINANCIAL CONDITION

         The Corporation's total assets and net assets were, respectively, $4,098,866 and $2,921,745 at December 31, 2001 versus $5,766,712 and $5,579,080 at December 31, 2000. Net asset value per share attributable to common stockholders and on an as if converted basis was $1.19 and $2.44 at December 31, 2001, respectively, versus $3.58 and $4.57, respectively, at December 31, 2000. The change in total assets and net assets is primarily attributable to a decrease in the fair market value of the Corporation's investments.

         The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                                  DECEMBER 31, 2001               DECEMBER 31, 2000
                                                  -----------------               -----------------
Investments, at cost                                 $ 3,911,105                     $ 3,627,390
Unrealized (depreciation) appreciation,
         net of deferred taxes                          (182,233)                      1,371,522
                                                     -----------                     -----------
Investments, at fair value                           $ 3,728,872                     $ 4,998,912
                                                     ===========                     ===========

INVESTMENTS

         The Corporation's financial condition is dependent on the success of its investments. The Corporation has invested a substantial portion of its assets in thinly capitalized development stage companies that may lack management depth and have little history of operations.

         Alacra Corporation

         At December 31, 2001, the Corporation had an investment in Alacra Corporation ("Alacra"), valued at $1,000,000, which represents 24.4% of the Corporation's total assets and 34.2% of its net assets. Alacra, headquartered in New York and London, is a leading provider of Internet-based online information services. Alacra provides a service called .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuite(TM), a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbook(TM), a tool for company peer analysis; and Portal BTM, a fully integrated business information portal.

         On April 20, 2000, the Corporation purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. In connection with this investment, Franklin was granted observer rights on Alacra board of directors meetings.

         Excelsior Radio Networks

         At December 31, 2001, the Corporation had an investment in Excelsior Radio Networks, Inc. ("Excelsior"), formerly known as eCom Capital, Inc., valued at $2,325,000, which represents 56.7% of the Corporation's total assets and 79.6% of its net assets. Excelsior produces and syndicates programs and services heard on more than 2,000 radio stations nationwide across most major formats. Through its

Global Media sales unit, Excelsior sells the advertising inventory radio stations provide in exchange for the Excelsior content. The programming and content includes prep services as well as long form and short form programming. Additionally, Global Media has a number of independent producer clients, which range from talk and music programs to news and traffic services. See Item 1 Business - Current Portfolio Investments - Excelsior.

         On August 28, 2001, the Corporation purchased $2,500,000 worth of Excelsior Common Stock and issued a secured note for $150,000. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. On November 28, 2001, $75,000 of the secured note was paid back to Franklin. As part of the merger agreement between Franklin and Change, Franklin sold to Change 250,000 shares of its common stock in Excelsior.

         On April 3, 2002, Excelsior purchased Dial Communications, whose assets will be combined with Excelsior's Global Media Division to create a national radio sales representation company with 2001 advertising sales revenues of almost $50 million and a client roster of over forty independent radio production companies.

         Excom Ventures, LLC

         At December 31, 2001, the Corporation had an investment in Excom Ventures, LLC ("Excom"). Excom was formed as a limited liability holding company for the purpose of investing in Expert Commerce, Inc. ("Expert Commerce"). Expert Commerce is a Business-to-Business purchase evaluation engine that simulates the way people make decisions. Based on intelligent and proven technology, the engine helps structure complex decisions and provides an audit trail to justify transactions, empowering buyers to make purchase decisions with confidence.

         On June 26, 2000, the Corporation purchased $140,000 worth of Excom Units. At December 31, 2001, the Board of Franklin has determined that this investment has no value and has marked these securities down to reflect that determination.

         Primal Solutions, Inc.

         The Corporation has an investment in Primal Solutions, Inc. ("Primal") valued at $19,197 at December 31, 2001, which represents 0.5% of the Corporation's total assets and 0.7% of its net assets. Primal's common stock is quoted on the OTC Electronic Bulletin Board under the symbol "PSOL." Primal, based in Irvine, California, is a leading provider of Web-based integrated customer management and intelligence solutions that allow rapidly evolving communications and Internet service providers to stay connected with and grow their customers. It does this through an integrated suite of applications that can track and analyze customer behavior and preferences, collect usage information, and support billing and customer care back-office requirements, including those of emerging IP billing markets.

         On February 13, 2001, Primal was spun-off from Avery Communications, Inc. ("Avery"). As a result of this spin-off Franklin received 1,533,938 fully registered and marketable shares of common stock of Primal at an allocated cost basis of $245,430. During the year ended December 31, 2001, Franklin sold 1,150,000 shares of common stock realizing a loss of $130,139.

         Structured Web, Inc.

         At December 31, 2001, the Corporation had an investment in Structured Web, Inc. ("Structured Web") valued at $350,000, which represents 8.5% of the Corporation's total assets and 12.0% of its net assets. Structured Web develops web building blocks to enable small businesses to create and manage their own digital nerve system easily and at an affordable price. Structured Web's object-based proprietary technology enables customers to choose from a growing selection of "WebBlocks" including content, communication, commerce and services.

         On August 8, 2000, the Corporation purchased $350,000 worth of Structured Web convertible preferred stock. In connection with this investment, Franklin was granted observer rights on Structured Web's board of directors.

RESULTS OF OPERATIONS

         Investment Income and Expenses

         The Corporation's principal objective is to achieve capital appreciation through long-term investments in businesses believed to have favorable growth potential. Therefore, a significant portion of the investment portfolio is structured to maximize the potential for capital appreciation and provides little or no current yield in the form of dividends or interest. The Corporation earns interest income from loans, preferred stock, corporate bonds and other fixed income securities. The amount of interest income varies based upon the average balance of the Corporation's fixed income portfolio and the average yield on this portfolio.

         The Corporation had interest and dividend income of $72,697 in 2001, $93,015 in 2000, and $72,382 in 1999. The decrease in 2001 from 2000 was the result of the sale of the Avery preferred stock on February 1, 2001. The Corporation earned $120,000 in management fees from its majority-owned affiliate Excelsior. The Corporation had $22,000 in other income during 2000 representing a patent infringement settlement.

         Operating expenses were $1,579,382 in 2001, $2,372,797 in 2000, and
$1,621,780 in 1999. A majority of the Corporation's operating expenses consist of employee compensation (which for 2000 included a non-cash charge of $349,644 due to the cashless exercise of incentive options), office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Professional fees consist of general legal fees, audit and tax fees, consulting fees and investment related legal fees.

         Net investment losses from operations were $1,386,685 in 2001, $2,257,782 in 2000, and $1,549,398 in 1999.

         The Corporation has relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Corporation attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

         Net Realized Gains and Losses on Portfolio of Investments

         During the three years ended December 31, 2001, 2000, and 1999, the Corporation realized net gains before taxes of $520,455, $1,215,875, and $688,259, respectively, from the disposition of various investments.

         During 2001, Franklin realized a gain of $598,617 from the sale of 434,024 shares of Go America, Inc. ("Go America") common stock, an investment Franklin has held since 1995, a gain of $87,013 from the sale of 1,183,938 shares of Avery common stock, and a gain of $50,750 from the sale of 350,000 shares of Avery preferred stock. These gains were offset by a loss of $130,139 from the sale of 1,150,000 shares of Primal common stock as well as a realized net loss of $85,786 from the sale of various marketable securities.

         During 2000, Franklin realized a gain of $956,576 from the sale of 241,131 shares of Communication Intelligence Corporation ("CIC") common stock, an investment Franklin has held since 1996, a gain of $161,531 from the sale of 202,000 shares of Avery common stock, and a gain of $843,663 from the sale of 105,760 shares of Go America common stock. Additionally, gains of $3,819 were realized on tail payments from partnerships liquidated during 1999. These gains were offset by a loss of $440,057 from the write-off of the Corporation's investment in eMattress.com and a loss of $300,626 from the write-off of the Corporation's investment in TradingNews, Inc as well as a realized net loss of $9,031 from the sale of various marketable securities.

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

         Unrealized Appreciation of Investments

         Unrealized appreciation of investments, net of deferred taxes, decreased by $1,553,756 during the year ended December 31, 2001, primarily from the sale of Franklin's position in Go America common stock and the sale of Franklin's position in Avery Communications. The changes in the value of the investments occurred during a period of extreme volatility of publicly traded, small capitalization, high technology stocks. The volatility of the overall market will continue to impact on the performance of the Corporation's investments. The value of the Corporation's investments will vary on a quarterly basis.

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

         Taxes

         Franklin does not qualify for pass through tax treatment as a Regulated Investment Company under Subchapter M of the Internal Revenue Code for income tax purposes. The Corporation is taxed under Regulation C of the Code and, therefore, it is subject to federal income tax on the portion of its taxable income and net capital as well as such distribution to its stockholders.

         Liquidity and Capital Resources

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. For the years ended December 31, 2001, 2000 and 1999, the Corporation has incurred a net investment loss from operations of approximately $1.4 million, $2.3 million and $1.5 million, respectively, a net (decrease) increase in net assets from operations of approximately $(2.4 million), $(4.4 million) and $2.2 million, respectively, and has a working capital deficiency of approximately $800,000 at December 31, 2001. These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. The Corporation has entered into a proposed merger with Change Technology Partners, Inc., which management believes will alleviate the doubt as to whether the Corporation, as the surviving company in the merger, will be able to continue as a going concern, although there can be no assurance in this regard. See Note 11 to the Franklin financial statements. The Corporation expects the merger to occur on or before June 30, 2002. The merger is subject to a number of conditions, however, and therefore there can be no assurance that the merger will be completed on or before June 30, 2002 or at all. In the event merger is not completed, in order to alleviate the substantial doubt about the Corporation's ability to continue as a going concern, the Corporation would likely seek another merger partner or seek alternative financing. There can be no assurance that the Corporation would be able to find a suitable merger partner or be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

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

         Because there is typically no public market for the equity interests of the small companies in which the Corporation invests, the valuation of the equity interests in the Corporation's portfolio is subject to the estimate of the Corporation's Board of Directors. In making its determination, the Board may consider valuation information provided by an independent third party or the portfolio company itself. In the absence of a readily ascertainable market value, the estimated value of the Corporation's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in the Corporation's consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FRANKLIN CAPITAL CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                              Page
                                                                              ----
Report of Ernst & Young LLP..........................................         24

Balance Sheets as of
         December 31, 2001 and 2000..................................         25

Statements of Operations for the years
         ended December 31, 2001, 2000 and 1999......................         26

Statements of Cash Flows for the years
         ended December 31, 2001, 2000 and 1999......................         27

Statements of Changes in Net Assets for the years
         ended December 31, 2001, 2000 and 1999......................         28

Financial Highlights for the years ended December 31,
         2001, 2000, 1999, 1998 and 1997.............................         29

Portfolio of Investments as of
         December 31, 2001...........................................         30

Notes to Financial Statements........................................        31-42

The schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Franklin Capital Corporation

We have audited the accompanying balance sheets of Franklin Capital Corporation as of December 31, 2001 and 2000, including the portfolio of investments as of December 31, 2001, and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2001, and the financial highlights for each of the four years in the period ended December 31, 2001. These financial statements and financial highlights are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. Our procedures included the confirmation of securities owned as of December 31, 2001 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Franklin Capital Corporation at December 31, 2001 and 2000, the results of its operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2001, and the financial highlights for each of the four years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Franklin Capital Corporation will continue as a going concern. As more fully described in
Note 1, the Corporation has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 and include a proposed merger with Change Technology Partners, Inc., which is more fully described in
Note 11. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.


                                                     ERNST & YOUNG LLP
New York, New York
February 1, 2002, except for Note 13
   as to which the date is April 3, 2002

                          FRANKLIN CAPITAL CORPORATION
================================================================================

BALANCE SHEETS
--------------------------------------------------------------------------------

DECEMBER 31,                                                                          2001                   2000
---------------------------------------------------------------------------------------------------------------------
ASSETS

Marketable investment securities, at market value (cost: December 31,
    2001 - $34,675; December 31, 2000 - $122,231)  (Note 2)                        $   34,675             $  112,019
Investments, at fair value (cost: December 31, 2001 - $3,876,430;
    December 31, 2000 - $3,505,159)  (Note 2)
         Excelsior Radio Networks, Inc.                                             2,325,000                      -
         Avery Communications, Inc.                                                         -              1,198,389
         Excom Ventures, LLC                                                                -                140,000
         Other investments                                                          1,369,197              3,548,504
                                                                                    ---------              ---------
                                                                                    3,694,197              4,886,893
                                                                                    ---------              ---------

Cash and cash equivalents (Note 2)                                                    279,728                647,565
Other assets                                                                           90,266                120,235
                                                                                   ----------             ----------

                                                                                   $4,098,866             $5,766,712
                                                                                   ==========             ==========
TOTAL ASSETS
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable (Note 6)                                                             $1,000,000               $      -
Accounts payable and accrued liabilities                                              177,121                187,632
                                                                                    ---------               --------

TOTAL LIABILITIES                                                                   1,177,121                187,632
                                                                                    ---------               --------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
    5,000,000 shares authorized; 16,450 issued and outstanding at
    December 31, 2001 and 2000
    (Liquidation preference $1,645,000) (Note 4)                                       16,450                 16,450
Common stock, $1 par value: 5,000,000 shares authorized;
    1,505,888 shares issued: 1,074,700 and 1,098,200 shares outstanding
    at December 31, 2001 and 2000, respectively  (Note 7)                           1,505,888              1,505,888
Paid-in capital                                                                    10,271,610             10,271,610
Unrealized (depreciation) appreciation of investments,
    net of deferred income taxes  (Notes 2 and 3)                                    (182,233)             1,371,522
Accumulated deficit                                                                (6,170,614)            (5,190,908)
                                                                                  -----------            -----------

                                                                                    5,441,101              7,974,562
Deduct: 431,188 and 407,688 shares of common stock held in treasury,
    at cost, at December 31, 2001 and 2000, respectively  (Note 4)                 (2,519,356)            (2,395,482)
                                                                                  -----------            -----------

Net assets (Note 9 for per share information)                                       2,921,745              5,579,080
                                                                                  -----------            -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 4,098,866            $ 5,766,712
                                                                                  ===========            ===========
---------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

 STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------


FOR THE YEAR ENDED DECEMBER 31,                                                       2001               2000              1999
                                                                                ----------------------------------------------------
INVESTMENT INCOME
    Interest on short term investments and money market accounts                      $45,953            $51,015           $30,382
    Dividend income                                                                    26,744             42,000            42,000
    Income from majority-owned affiliates  (Note 6)                                   120,000                  -                 -
    Other income                                                                            -             22,000                 -
                                                                                 ------------       ------------        ----------

                                                                                      192,697            115,015            72,382
                                                                                 ------------       ------------        ----------

EXPENSES

    Salaries and employee benefits  (Note 7)                                          933,081          1,419,941           870,820
    Professional fees                                                                 168,618            367,629           350,998
    Rent  (Note 5)                                                                    126,134            104,332            83,905
    Insurance                                                                          41,955             42,314            41,301
    Directors' fees                                                                    18,802             67,981            48,850
    Taxes other than income taxes                                                      40,394             45,306            28,980
    Newswire and promotion                                                              5,707              6,823             4,424
    Depreciation and amortization                                                      19,994             21,468            22,402
    General and administrative                                                        224,697            297,003           170,100
                                                                                 ------------       ------------        ----------

                                                                                    1,579,382          2,372,797         1,621,780
                                                                                 ------------       ------------        ----------

Net investment loss from operations                                                (1,386,685)        (2,257,782)       (1,549,398)

Net realized gain (loss) on portfolio of investments: Investment securities:

          Affiliated                                                                    7,613          (278,526)                 -
          Unaffiliated                                                                512,842          1,490,582           559,337
                                                                                 ------------       ------------        ----------
     Total investment securities                                                      520,455          1,212,056           559,337

     Other than investment securities                                                       -              3,819           128,922
                                                                                            -       ------------        ----------

Net realized gain on portfolio of investments                                         520,455          1,215,875           688,259

(Benefit) provision for current income taxes                                           (1,676)            20,000                 -
                                                                                 ------------       ------------        ----------

Net realized loss                                                                    (864,554)        (1,061,907)         (861,139)

Increase (decrease) in unrealized appreciation of investments, net of deferred income taxes:

     Investment securities:
          Affiliated                                                                  279,699         (1,771,744)         (196,487)
          Unaffiliated                                                             (1,833,455)          (992,907)        2,790,030
                                                                                 ------------       ------------        ----------
     Total investment securities                                                   (1,553,756)        (2,764,651)        2,593,543

     Other than investment securities                                                       -           (951,862)          844,415

     Deferred income tax benefit (expense)                                                  -            351,000          (351,000)
                                                                                            -       ------------        ----------

(Decrease) increase in unrealized appreciation of investments,
 net of deferred income taxes                                                      (1,553,756)        (3,365,513)        3,086,958
                                                                                 ------------       ------------        ----------

Net (decrease) increase in net assets from operations                              (2,418,310)        (4,427,420)        2,225,819

Preferred dividends                                                                   115,150             98,633                 -
                                                                                 ------------       ------------                 -

Net (decrease) increase in net assets attributable
   to common stockholders                                                         ($2,533,460)       ($4,526,053)       $2,225,819
                                                                                 ============       ============        ==========

Basic and diluted net (decrease) increase in net assets per share
  attributable to common stockholders (Note 8)                                         ($2.34)            ($4.14)            $1.98
                                                                                 ============       ============        ==========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31,                                                      2001              2000            1999
---------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net (decrease) increase in net assets from operations                           $(2,418,310)      $(4,427,420)     $ 2,225,819
  Adjustments to reconcile net (decrease) increase in net assets from operations to net cash used in operating activities:
      Depreciation and amortization                                                     19,994            21,468          22,402
      Non-cash compensation expense from cashless exercise of officer options                -           349,644               -
      Decrease (increase) in unrealized appreciation of investments,
           net of deferred taxes                                                     1,553,756         3,365,513      (3,086,958)
      Net realized gain on portfolio of investments, net of current income taxes      (522,131)       (1,195,875)       (688,259)
      Changes in operating assets and liabilities:
        Decrease (increase) in receivable from disposal of investments                       -           231,308        (231,308)
        Decrease (increase) in other assets                                              9,963            (7,763)        169,083
        Decrease in accounts payable and accrued liabilities                            (8,835)          (36,951)        (28,560)
                                                                                  ------------      ------------     -----------

          Total adjustments                                                          1,052,747         2,727,344      (3,843,600)
                                                                                  ------------      ------------     -----------

          Net cash used in operating activities                                     (1,365,563)       (1,700,076)     (1,617,781)
                                                                                  ------------      ------------     -----------

Cash flows from investing activities:

  Proceeds from sale of majority-owned affiliate                                       250,000                 -               -
  Proceeds from sale of affiliate                                                    1,564,282           379,527               -
  Proceeds from sale of other investments                                            1,044,782           950,151         766,308
  Proceeds from sale of marketable investment securities                               543,927         1,259,323       2,483,077
  Return of capital from investments                                                         -                 -          36,622
  Loan payments received from majority-owned affiliate                                  75,000                 -               -
  Loan payments received from investments                                                    -                 -          66,667
  Loan to majority owned affiliate                                                    (150,000)                -               -
  Purchases of investment in majority-owned affiliate                               (1,500,000)          (56,311)       (375,000)
  Purchase of investment in affiliate                                                        -          (140,000)              -
  Purchases of other investments                                                       (49,095)       (1,575,625)       (529,346)
  Purchases of marketable investment securities                                       (542,146)         (257,239)     (1,247,440)
  Purchases of fixed assets                                                                  -                 -          (2,402)
                                                                                  ------------      ------------     -----------

          Net cash provided by investing activities                                  1,236,750           559,826       1,198,486
                                                                                  ------------      ------------     -----------

Cash flows from financing activities:

  Proceeds from issuance of preferred stock                                                  -         1,645,000               -
  Payments of preferred dividends                                                     (115,150)          (98,633)              -
  Cash paid to common stockholders in lieu of fractional shares due to
    stock split of common shares                                                             -            (1,448)              -
  Purchases of treasury stock                                                         (123,874)         (328,445)       (109,737)
                                                                                  ------------      ------------     -----------

          Net cash provided by (used in) financing activities                         (239,024)        1,216,474        (109,737)
                                                                                  ------------      ------------     -----------

Net (decrease) increase in cash and cash equivalents                                  (367,837)           76,224        (529,032)

Cash and cash equivalents at beginning of year                                         647,565           571,341       1,100,373
                                                                                  ------------      ------------     -----------

Cash and cash equivalents at end of year                                          $    279,728      $    647,565     $   571,341
                                                                                  ============      ============     ===========

---------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:

  Non-cash liability issued in connection with purchase of majority owned
      affiliate                                                                    $1,000,000                 -                -

---------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF CHANGES IN NET ASSETS

------------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31,                                      2001                      2000                     1999
------------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in net assets from operations:

   Net investment loss                                               $(1,386,685)              $(2,257,782)             $(1,549,398)
   Net realized gain on portfolio of investments,
       net of current income taxes                                       522,131                 1,195,875                  688,259
   (Decrease) increase in unrealized appreciation of
       investments, net of deferred income taxes                      (1,553,756)               (3,365,513)               3,086,958
                                                                     -----------               -----------              -----------

       Net (decrease) increase in net assets from operations          (2,418,310)               (4,427,420)               2,225,819

Capital stock transactions:
   Issuance of stock from treasury to majority owned                           -                         -                    8,747
       affiliate, net
   Issuance of preferred stock                                                 -                 1,645,000                        -
   Payment of dividends on preferred stock                              (115,150)                  (98,633)                       -
   Issuance of stock from treasury for exercise of officer                     -                   349,644                        -
       options

   Cash paid to common shareholders in lieu of fractional                      -                    (1,448)                       -
       shares

   Purchase of treasury stock                                           (123,874)                 (328,445)                (109,737)
                                                                     -----------               -----------              -----------

       Total (decrease) increase in net assets                        (2,657,334)               (2,861,302)               2,124,829
                                                                     -----------               -----------              -----------


Net assets at beginning of year                                        5,579,080                 8,440,382                6,315,553
                                                                     -----------               -----------              -----------


Net assets at end of year                                            $ 2,921,745               $ 5,579,080              $ 8,440,382
                                                                     ===========               ===========              ===========
------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

FINANCIAL HIGHLIGHTS

------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED DECEMBER 31,                                                    2001(3)    2000(3)  1999     1998   1997(1)
------------------------------------------------------------------------------------------------------------------------------
PER SHARE OPERATING PERFORMANCE (2):
Net asset value attributable to common stockholders,
     beginning of year                                                              $ 3.58    $ 7.70   $5.61   $ 6.11  $ 8.22
                                                                                    ------    ------   -----   ------  ------

        Net investment loss                                                          (1.28)    (2.07)  (1.38)   (1.14)  (1.58)
        Net gain on portfolio of
          investments (realized and unrealized) after taxes                          (0.95)    (1.98)   3.35     0.51   1.64
                                                                                    ------    ------  ------   ------  ------

Total from investment operations                                                     (2.23)    (4.05)   1.97    (0.63)   0.06
                                                                                    ------    ------  ------   ------  ------

Less dividends and distributions:
        Distributions from accumulated
           deficit and earnings                                                       0.00      0.00    0.00     0.00   (2.17)
                                                                                    ------    ------  ------     ----  ------

Total dividends and distributions                                                     0.00      0.00    0.00     0.00   (2.17)
                                                                                    ------    ------  ------   ------  ------

Capital stock transactions                                                           (0.16)    (0.07)   0.12     0.12    0.00
                                                                                    ------    ------  ------   ------  ------

Net asset value attributable to common stockholders,
     end of year                                                                    $ 1.19    $ 3.58  $ 7.70   $ 5.61  $ 6.11
                                                                                    ======    ======  ======   ======  ======

Market value per share, end of year                                                 $ 4.18    $ 8.00  $ 6.83   $ 3.50  $ 4.33
                                                                                    ======    ======  ======   ======  ======

TOTAL INVESTMENT RETURN:
Based on market value per share (%)                                                 (47.75)     17.13   95.24  (19.23) (16.62)

RATIOS TO AVERAGE NET ASSETS:
Expenses (%)                                                                         37.67     25.99   24.97    23.73   28.97
Net investment loss from operations (%)                                             (33.08)   (24.73) (23.86)  (19.88) (22.97)

RATIOS/SUPPLEMENTAL DATA:
Net assets at end of period (000 omitted)                                           $2,922    $5,579  $8,440   $6,316  $7,343
Portfolio turnover rate (%)                                                             89        24      36       39      77

--------------------------------------------------------------------------------

(1) - Audited by predecessor auditor.

(2) - Calculated based on weighted average number of shares outstanding during the period.

(3) - Includes liquidation preference of preferred stockholders.

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

PORTFOLIO OF INVESTMENTS

--------------------------------------------------------------------------------

MARKETABLE INVESTMENT SECURITIES

--------------------------------------------------------------------------------

                                                                  NUMBER OF
                                                                  SHARES OR                     MARKET
                                                                  PRINCIPAL                     VALUE
DECEMBER 31, 2001 (3)                                             AMOUNT ($)       COST(1)     (NOTE 2)
-----------------------------------------------------------------------------------------------------------------
Certificate of Deposit - 2.20%, due 01/03/2002                                     $34,675      $34,675
                                                                                   -------      -------
     Total Marketable Investment Securities (0.9% of total
        investments and 1.2% of net assets)                                        $34,675      $34,675
                                                                                   =======      =======

--------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
--------------------------------------------------------------------------------


                                                                                              NUMBER OF
                                                                                              SHARES OR                  DIRECTORS'
                                                                                    EQUITY    PRINCIPAL                  VALUATION
DECEMBER 31, 2001 (3)                                         INVESTMENT           INTEREST   AMOUNT ($)     COST(1)      (NOTE 2)
-----------------------------------------------------------------------------------------------------------------------------------

MAJORITY OWNED AFFILIATE

Excelsior Radio Networks, Inc.                               Common stock           90.00%      2,250,000   $2,250,000   $2,250,000
Excelsior Radio Networks, Inc.                            Note Receivable (2)          -           75,000       75,000       75,000
                                                                                                            ----------   ----------
Total Excelsior Radio Networks, Inc. (62.4%
      of total investments and 79.6% of net assets)             50.81%                                       2,325,000    2,325,000
     (Radio production and advertising sales)               (fully diluted)

AFFILIATES

Excom Ventures, LLC (0.0% of total investments and
     0.0% of net assets)                                         Units              18.64%        140,000      140,000            -
     (Purchase evaluation software)

OTHER INVESTMENTS

Alacra Corporation (26.8% of total investments
     and 34.2% of net assets)                         Convertible Preferred Stock    1.68%        321,543    1,000,000    1,000,000
    (Internet-based information provider)

Primal Solutions, Inc. (0.5% of total investments
      and 0.7% of net assets)                                Common Stock            1.90%        383,938       61,430       19,197
     (Internet-based Voice over IP billing software)

Structured Web, Inc. (9.4% of total investments
      and 12.0% of net assets)                        Convertible Preferred Stock    3.60%        188,425      350,000      350,000
                                                                                                            ----------   ----------
    (Internet-based application service provider)
Total Other Investments                                                                                      1,411,430    1,369,197
                                                                                                            ----------   ----------
     Investments, at Fair Value                                                                              3,876,430    3,694,197
                                                                                                            ==========   ==========

--------------------------------------------------------------------------------

   (1) Book cost equals tax cost for all investments

   (2) Income producing security and in addition received 12,379 warrants.

   (3) Total investments refers to investments and marketable investment securities.

   The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

1. DESCRIPTION OF BUSINESS

Franklin Capital Corporation ("Franklin", or the "Corporation") is a Delaware corporation operating as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "Act"). A BDC is a specialized type of investment company under the Act. A BDC must be primarily engaged in the business of furnishing capital and making available managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such companies are termed "eligible portfolio companies". The Corporation, as a BDC, generally may invest in other securities; however, such investments may not exceed 30% of the Corporation's total asset value at the time of any such investment.

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. For the years ended December 31, 2001, 2000 and 1999, the Corporation has incurred a net investment loss from operations of approximately $1.4 million, $2.3 million and $1.5 million, respectively, a net (decrease) increase in net assets from operations of approximately $(2.4 million), $(4.4 million) and $2.2 million, respectively, and has a working capital deficiency of approximately $800,000 at December 31, 2001 (working capital is defined as total liabilities less liquid assets). These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. The Corporation has entered into a proposed merger with Change Technology Partners, Inc. (see Note 11), which management believes will alleviate the doubt as to whether the Corporation, as the surviving company in the merger, will be able to continue as a going concern, although there can be no assurance in this regard. The Corporation expects the merger to occur on or before June 30, 2002. The merger is subject to a number of conditions, however, and therefore there can be no assurance that the merger will be completed on or before June 30, 2002 or at all. In the event the merger is not completed, in order to alleviate the substantial doubt about the Corporation's ability to continue as a going concern, the Corporation would likely seek another merger partner or seek alternative financing. There can be no assurance that the Corporation would be able to find a suitable merger partner or be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STATEMENTS OF CASH FLOWS

For purposes of the Statements of Cash Flows, Franklin considers only highly liquid investments such as money market funds and commercial paper with maturities of 90 days or less at the date of their acquisition to be cash equivalents.

On January 25, 1999, the Corporation issued 30,069 shares of treasury stock valued at $175,000, the Net Asset Value ("NAV") on the date of the transaction, as part of an investment in a controlled affiliate. On

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


September 30, 1999, 28,566 of these shares valued at $166,252, were canceled and placed back into treasury (See Note 6).

The Corporation paid no interest during the years ended December 31, 2001, 2000 and 1999. The Corporation paid $2,000 in income taxes during the year ended December 31, 1999.

At December 31, 2001 and 2000, the Corporation held cash and cash equivalents primarily in money market funds at two commercial banking institutions, and two and one broker/dealers, respectively.

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

GAINS (LOSSES) ON PORTFOLIO OF INVESTMENTS

Amounts reported as realized gains (losses) are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains (losses) reported in the prior periods. Gains (losses) are considered realized when sales or dissolution of investments are consummated.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DEPRECIATION AND AMORTIZATION

Depreciation is recorded using the straight-line method at rates based upon estimated useful lives for the respective assets. Leasehold Improvements are included in other assets and are amortized over their useful lives or the remaining life of the lease, whichever is shorter.

NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

Net increase (decrease) in net assets attributable to common stockholders per common share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

RECLASSIFICATION

Certain amounts in prior years have been reclassified to conform with the current year presentation.

3.  INCOME TAXES

For the years ended December 31, 2001, 2000 and 1999, Franklin's tax (provision) benefit was based on the following:

                                                     2001           2000            1999
                                                 -----------    -----------    -----------
Net investment loss from operations              $(1,386,685)   $(2,257,782)   $(1,549,398)
Net realized gain on portfolio of investments        520,455      1,215,875        688,259
(Decrease) increase in unrealized appreciation    (1,553,756)    (3,716,513)     3,437,958
                                                 -----------    -----------    -----------
     Pre-tax book (loss) income                  $(2,419,986)   $(4,758,420)   $ 2,576,819
                                                 ===========    ===========    ===========



                                                                   2001            2000            1999
                                                                -----------    -----------    -----------
Federal tax benefit (provision) at 34% on $(2,419,986),
  $(4,758,420), and $2,576,819, respectively ................   $   823,000    $ 1,618,000    $  (876,000)
State and local, net of Federal benefit .....................         1,000        (13,000)       (49,000)
Other .......................................................         5,000       (130,000)       (10,000)
Change in valuation allowance ...............................      (827,000)    (1,144,000)       584,000
                                                                -----------    -----------    -----------
                                                                $     2,000    $   331,000    $  (351,000)
                                                                ===========    ===========    ===========

The components of the tax benefit (provision) are as follows:

                                                   2001        2000         1999
                                                ---------   ----------   ----------
Current state and local tax benefit (expense)   $   2,000   $ (20,000)   $      --
Deferred tax benefit (expense) ..............          --     351,000     (351,000)
                                                ---------   ---------    ---------
Benefit (provision) for income taxes ........   $   2,000   $ 331,000    $(351,000)
                                                =========   =========    =========

Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


At December 31, 2001 and December 31, 2000, significant deferred tax assets and liabilities consist of:

                                                                     Asset (Liability)
                                                               ---------------------------
                                                               December 31,   December 31,
                                                                   2001           2000
                                                               ------------   ------------
Deferred Federal and state benefit from net operating
  loss carryforward ........................................   $ 1,905,000    $ 1,638,000
Deferred Federal and state benefit (provision) on unrealized
  depreciation (appreciation) of investments ...............        66,000       (494,000)
Valuation allowance ........................................    (1,971,000)    (1,144,000)
                                                               -----------    -----------
  Deferred taxes ...........................................   $        --    $        --
                                                               ===========    ===========

At December 31, 2001, Franklin had net operating loss carryforwards for income tax purposes of approximately $5,291,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $1,905,000.

4.  STOCKHOLDERS' EQUITY

The accumulated deficit at December 31, 2001, consists of accumulated net realized gains of $5,047,000 and accumulated investment losses of $11,218,000.

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

On April 26, 2000, the Corporation declared a three-for-two stock split of the Corporation's Common Stock in the form of a stock dividend to shareholders of record on May 15, 2000, and payable June 7, 2000. The stock split has been reflected in the accompanying financial statements and all applicable references as to the number of common shares and per share information have been restated.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 525,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of December 31, 2000, the Corporation had purchased 458,850 shares of its common stock of which 407,688 remained in treasury. During the year ended December 31, 2001, the Corporation purchased 23,500 shares of its common stock at a total cost of $123,874. To date, Franklin has repurchased 482,350 shares of its common stock of which 431,188 shares remain in treasury at December 31, 2001.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

5.  COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease, which provides for annual minimum rental payments as follows:

December 31,
2002.................................................      $  149,600
2003.................................................         149,600
                                                           ----------
                                                           $  299,200
                                                           ==========

Rent expense for the years ended December 31, 2001, 2000 and 1999, was $126,134, $104,332 and $83,905, respectively. For the years ended December 31, 2001, 2000 and 1999, the Corporation collected rents of $24,000, $40,000 and $58,032,respectively, from subtenants under month-to-month leases, for a portion of its existing office space that is reflected as a reduction in rent expense for that period. Of the amount collected from subtenants during the years ended December 31, 2000 and 1999, $30,000 and $25,000, respectively, was received from a corporation included in Franklin's investment portfolio and $10,812 was received during the year ended December 31, 1999, from a partnership in which two officers of Franklin have a non-controlling interest.

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC ("Sunshine") and four other defendants affiliated with Winstar Communications, Inc. in the Superior Court of the State of California for the County of Los Angeles. The lawsuit, which has subsequently been removed to the United States District Court for the Central District of California, alleges that the Winstar defendents conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleges that Franklin and Sunshine joined the alleged conspiracy. The business was initially acquired by certain entities affiliated with Winstar Communications and, subsequently, the assets of such business were sold to Franklin and Sunshine (see Note 6). Concurrently with such purchase, Franklin transferred such assets to Excelsior. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. On January 7, 2002, Franklin filed a motion to dismiss the lawsuit or, in the alternative, to transfer venue to the United States District Court of the Southern District of New York. The plaintiffs filed a motion opposing Franklin's request on January 28, 2002. Franklin's motion for dismissal was granted on February 25, 2002, due to improper venue. The plaintiff may refile in New York. Franklin believes that plaintiffs' claims are without merit and intends to defend this lawsuit vigorously, though the outcome cannot be predicted at this time. An unfavorable outcome in this lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations

6. TRANSACTIONS WITH AFFILIATES

On February 1, 2001, Franklin sold to Avery Communications, Inc. ("Avery") 1,183,938 shares of common stock and 350,000 shares of preferred stock of Avery representing Franklin's entire holding in Avery, for $1,557,617 plus accrued dividends on the preferred stock for a realized gain net of expenses of $137,759. As part of the sale Franklin retained the right to receive 1,533,938 shares of Primal Solutions, Inc. ("Primal") a wholly-owned subsidiary of Avery. On February 13, 2001, Primal announced that Avery had completed a spin-off of Primal and Franklin received 1,533,938 fully registered and marketable shares of Primal. During the year ended December 31, 2001, Franklin sold 1,150,000 shares of Primal for total proceeds of $53,861, realizing a loss of $130,139.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


On August 28, 2001, Franklin along with Sunshine Wireless LLC ("Sunshine") purchased the assets of Winstar Radio Networks, Global Media and Winstar Radio Productions (collectively "WRN") for a total purchase price of $6.25 million. Change Technology Partners, Inc. ("Change"), a public company, provided $2.25 million of senior financing for the deal. The acquisition was consummated through eCom Capital Inc., subsequently renamed Excelsior Radio Networks, Inc. ("Excelsior"), a then wholly-owned subsidiary of Franklin. Franklin's total investment was $2.5 million consisting of $1.5 million in cash and a $1 million note payable to WRN. The note is due February 28, 2002 with interest at 3.54% and has a right of set-off against certain representations and warranties made by WRN. In October 2001, a legal proceeding was filed against WRN, which also named Franklin as a defendant, in which the representations and warranties made by WRN have been challenged. Until the time that this action is settled the due date of the note is extended indefinitely (see Note 5). Additionally, Franklin provided a $150,000 note receivable to Excelsior. The note bears interest at 10% per annum and is issued for a ninety-day rolling period. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. As of December 31, 2001, $75,000 of this note has been repaid. In contemplation of the proposed merger agreement between Franklin and Change (see Note 11), Franklin sold to Change 250,000 shares of common stock in Excelsior for $250,000. If the merger is not consummated, Franklin is required to repurchase the 250,000 shares of Excelsior's common stock for $250,000 plus interest at an annual rate of 10% from December 4, 2001 to the date of repurchase. As a result of the transaction, Franklin now owns 50.8% of Excelsior on a fully diluted basis and has 58.2% of voting control. In addition, Franklin has the right to nominate four directors to Excelsior's seven-person board of directors.

At the closing, Franklin entered into a services agreement with Excelsior whereby Franklin will provide Excelsior with certain services. In consideration for the services provided, for a period of six months Franklin will receive $30,000 per month and be reimbursed for all direct expenses. Subsequently, Franklin's monthly fee will be determined by a majority of the non-Franklin directors; however, said management fee will be no less than $15,000 per month. Franklin will continue to be reimbursed for all direct expenses. Finally, Franklin's chief financial officer will serve in that capacity for Excelsior and his salary and benefits will be allocated between Excelsior and Franklin on an 80/20 basis. During the year ended December 31, 2001, Franklin earned $120,000 in management fees and was reimbursed $40,156 for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses on Franklin.

During the year ended December 31, 2000, the Corporation invested $140,000 in Excom Ventures, LLC. ("Excom"). Excom was formed as a holding company for the purpose of investing in Expert Commerce, Inc., a Business-to-Business purchase evaluation engine that simulates the way people make decisions. At December 31, 2001, the Board of Franklin has determined that this investment has no value and has marked these securities down to reflect that determination.

In January 1999, Franklin formed eCom Capital Corporation ("eCom"), a wholly-owned subsidiary of Franklin, for the purposes of investing in Internet related ventures. On January 25, 1999, eCom invested a total of $387,500 in eMattress.com Inc. ("eMattress"), consisting of $175,000 worth of Franklin common stock (30,069 shares from treasury stock valued at the Net Asset Value on the date of the transaction) and $212,500 in cash. Franklin received preferred stock convertible into a 50% equity interest in eMattress. Two officers of Franklin were elected to serve on the five member eMattress Board of Directors.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

In August 1999, Franklin invested an additional $87,500 in eCom. Pursuant to this transaction, eMattress was merged into eCom and 28,566 shares of Franklin common stock were returned to Franklin's treasury. The surviving entity, eMattress.com, was a Delaware corporation. In November 1999, Franklin invested an additional $75,000 into eMattress and as a result of this transaction, on December 31, 1999, Franklin owned 87.2% of eMattress. During 2000, eMattress ceased operations and has legally dissolved. Franklin has written-off its entire investment including a loan of $56,311 that was determined to be non-collectible.

7.       STOCK OPTION PLANS

On September 9, 1997, Franklin's stockholders approved two Stock Option Plans: a Stock Incentive Plan ("SIP") to be offered to the Corporation's consultants, officers and employees (including any officer or employee who is also a director of the Corporation) and a Non-Statutory Stock Option Plan ("SOP") to be offered to the Corporation's "outside" directors, (i.e., those directors who are not also officers or employees of Franklin). 112,500 shares of the Corporation's Common Stock have been reserved for issuance under these plans, of which 67,500 shares have been reserved for the SIP and 45,000 shares have been reserved for the SOP. Shares subject to options that terminate or expire prior to exercise will be available for future grants under the Plans. Because the issuance of options to "outside" directors is not permitted under the Act without an exemptive order by the Securities and Exchange Commission, the issuance of options under the SOP was conditioned upon the granting of such order. The order was granted by the Commission on January 18, 2000.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

On May 9, 2000, one of Franklin's officers made a cashless exercise of 29,062 options resulting in a non-cash charge to compensation expense of $197,188. On September 11, 2000, one of Franklin's officers made a cashless exercise of 29,062 options resulting in a non-cash charge to compensation expense of $129,317. On December 21, 2000, three of Franklin's officers made cashless exercises of 7,501 options resulting in a non-cash charge to compensation expense of $23,139.

Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Proforma information determined consistent with the fair value method required by FASB Statement No. 123, is as follows for the years ended:

                                           December 31, 2001   December 31, 2000  December 31, 1999
                                           -----------------   -----------------  -----------------
Net (decrease) increase in net assets
  attributable to common stockholders:

As reported                                 $  (2,533,460)      $  (4,526,053)      $   2,225,819

Pro forma                                   $  (2,571,445)      $  (4,666,638)      $   2,196,909

Basic and diluted net (decrease) increase in net assets attributable to common stockholders:

As reported                                 $       (2.34)      $       (4.14)      $        1.98
Pro forma                                   $       (2.37)      $       (4.26)      $        1.95

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                 December 31, 2000   December 31, 1999
                                 -----------------   -----------------
Stock volatility                      41.3%                 30.6%
Risk-free interest rate                5.5%                  5.5%
Option term in years                     4                     4
Stock dividend yield                     -                     -

The following is a summary of the status of the Stock Option Plans during the years ended:

                                                 December 31, 2001       December 31, 2000       December 31, 1999
                                              -----------------------   -------------------      ------------------
                                                            Weighted               Weighted                Weighted
                                                            Average                Average                 Average
                                                            Exercise               Exercise                Exercise
                                               Shares        Price       Shares     Price        Shares      Price
                                              --------      ---------   -------    --------      ------    --------
Outstanding at beginning of year               39,375        $11.27     65,625     $  4.59       52,500     $4.67
Granted                                             -             -     39,375     $ 11.27       20,625     $4.42

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Exercised                                           -             -     65,625     $ 4.42            -         -
Forfeited                                           -             -          -          -        7,500     $4.67
Expired                                             -             -          -          -            -         -
                                               ------                   ------                  ------
Outstanding at end of year                     39,375        $11.27     39,375     $11.27       65,625     $4.59
                                               ======                   ======                  ======
Exercisable at end of year                     26,875        $11.33     13,438     $11.33       40,312     $4.42
                                               ======                   ======                  ======
Weighted average fair value of options
  granted                                           -                  $  2.40                 $  1.42


The options issued under the SIP have a remaining contractual life of 6.1 years. The options issued under the SOP have a remaining contractual life of 8.1 years.

8.  NET (DECREASE) INCREASE IN NET ASSETS PER COMMON SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                                       December 31,
                                                       -----------------------------------------
                                                          2001           2000            1999
                                                       -----------    -----------    -----------
Numerator:
         Net (decrease) increase in net
            assets from operations                     $(2,418,310)   $(4,427,420)   $2,225,819
         Preferred stock dividends                        (115,150)       (98,633)            -
                                                       -----------    -----------    ----------
         Numerator for basic and diluted earnings
            per share - net (decrease) increase
            in net assets attributable
            to common stockholders                     $(2,533,460)   $(4,526,053)   $2,225,819
                                                       ===========    ===========    ==========

Denominator:
         Denominator for basic (decrease)
            increase in net assets from
            operations - weighted -
            average shares                               1,083,408      1,094,373      1,124,740

Effect of dilutive securities:
         Employee stock options -
            weighted - average shares                            -              -          1,763
                                                       -----------    -----------    ----------

         Denominator for diluted (decrease)
            increase in net assets from
            operations - adjusted weighted - average
            shares and assumed conversions               1,083,408      1,094,373      1,126,503
                                                        ==========    ===========    ===========

Basic and diluted net (decrease) increase in
         net assets from operations per share           $    (2.34)   $     (4.14)   $      1.98
                                                        ==========    ===========    ===========

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                             Period ended December 31,
                                           ---------------------------
                                             2001     2000      1999
                                           -------   -------    ------
Preferred stock convertible into 123,375
         shares of common stock            123,375   123,375        --
Stock options                               39,375    39,375    25,625


For additional information on the above securities, see Notes 4 and 7.

9. NET ASSET VALUE PER SHARE

The following table sets forth the computation of net asset value per common share attributable to common stockholders:

                                                                         December 31,   December 31,
                                                                         -----------    -----------
                                                                            2001           2000
                                                                         -----------    -----------
Numerator:

         Numerator for net asset value per
           common share, as if converted basis                           $ 2,921,745    $ 5,579,080

         Liquidation value of convertible preferred
           stock                                                          (1,645,000)    (1,645,000)
                                                                         -----------    -----------
         Numerator for net asset value per share
           attributable to common stockholders                           $ 1,276,745    $ 3,934,080
                                                                         ===========    ===========
Denominator:
         Number of common shares outstanding,
           denominator for net asset value per share
           attributable to common stockholders                             1,074,700      1,098,200
         Number of shares of common stock to be
           issued upon conversion of preferred stock                         123,375        123,375
                                                                         -----------    -----------
         Denominator for net asset value per common
           share as if converted basis                                     1,198,075      1,221,575
                                                                         ===========    ===========
         Net asset value per share attributable to common stockholders   $      1.19    $      3.58
                                                                         ===========    ===========
         Net asset value per common share, as if converted basis         $      2.44    $      4.57
                                                                         ===========    ===========

10.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, including the issuance of treasury stock for December 31, 1999, and excluding short-term investments, aggregated $3,241,241 and $3,477,991, respectively, for the year ended December 31, 2001; $1,944,500 and $2,543,819, respectively, for the year ended December 31, 2000; and $2,158,804 and $3,352,674, respectively, for the year ended December 31, 1999.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

11. MERGER WITH CHANGE TECHNOLOGY PARTNERS, INC.

On December 4, 2001, Change and Franklin entered into a definitive agreement and plan of merger pursuant to which Change will be merged with and into Franklin. Under the terms of the merger agreement, Change's common stockholders will receive one share of Franklin for each 40.985 shares of Change common stock that they own. Change's Series A preferred stockholders will receive one share of Franklin Series B preferred stock for each share of Change Series A preferred stock they own. As a result of the merger, Franklin will issue approximately 4,442,000 shares of its common stock and 645 shares of its Series B preferred stock to Change stockholders. Upon closing of the transaction, Change shareholders will own approximately 80% of Franklin with the balance being held by Franklin's current stockholders. The boards of both companies have approved the transaction.

Concurrently with the execution of the merger agreement, the parties entered into a stock purchase agreement pursuant to which Change agreed to purchase 250,000 shares of common stock of Excelsior from Franklin for an aggregate purchase price of $250,000. In the event the merger between Franklin and Change is terminated pursuant to the terms of the merger agreement, Franklin shall be required to repurchase all of such common stock from Change at a repurchase price equal to $250,000, plus interest thereon at an annual rate of 10% from December 4, 2001 to the date of repurchase.

12. SELECTED QUARTERLY DATA (UNAUDITED)

                                                                        2001
                                              ---------------------------------------------------------
                                               Quarter 1      Quarter 2      Quarter 3       Quarter 4
                                              ------------   ------------   ------------   ------------
Total investment income                       $    42,557    $    14,802    $    41,735    $    93,603
Net investment loss from operations              (390,097)      (371,291)      (317,146)
                                                                                              (308,151)
Net decrease in net assets
  attributable to common stockholders          (1,181,953)      (443,100)      (395,004)
                                                                                              (398,253)

Basic and diluted earnings per common share         (1.08)         (0.41)         (0.37)         (0.48)

                                                                         2000
                                              --------------------------------------------------------
                                                Quarter 1     Quarter 2      Quarter 3      Quarter 4
                                              -------------  -----------    -----------    -----------
Total investment income                       $    22,344    $    50,152    $    21,138    $    21,381
Net investment loss from operations              (422,762)      (700,802)      (542,509)      (591,709)
Net increase (decrease) in net assets
attributable to common stockholders             1,086,449        135,484     (2,095,200)    (3,652,786)
Basic earnings per common share                      0.99           0.12          (1.92)         (3.33)
Diluted earnings per common share                    0.92           0.12          (1.92)         (3.33)

13. SUBSEQUENT EVENT

         On April 3, 2002, Dial Communications Global Media, Inc. ("Newco"), a newly formed wholly-owned subsidiary of Excelsior, a subsidiary of Franklin, completed the acquisition of substantially all of the assets of Dial Communications Group, Inc. ("DCGI"), and Dial Communications Group, LLC ("DCGL" and together with DCGI, the "Dial Entities") used in connection with the Dial Entities' business of selling

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

advertising relating to radio programming (the "Dial Acquisition"). The Dial Acquisition was completed pursuant to the Asset Purchase Agreement (the "Purchase Agreement"), dated as of April 1, 2002, by and among the Dial Entities, Franklin and Excelsior. Immediately prior to the closing of the transactions contemplated by the Purchase Agreement, Excelsior assigned all of its rights and obligations under the Purchase Agreement, as well as certain other assets and liabilities relating to the portion of Excelsior's business dedicated to the sale of advertising relating to radio programming, to Newco.

         The total purchase price for the Dial Acquisition will be an amount between $8,880,000 and $13,557,500. The initial consideration for the Dial Acquisition consisted of $6,500,000 in cash and a three year promissory note bearing interest at 4.5% issued by Newco in favor of DCGL in the aggregate principal amount of $460,000. In addition, the Purchase Agreement provides for the minimum payment of $1,920,000 of additional consideration, which is subject to increase to a maximum amount of $6,597,500 based upon the attainment of certain revenue and earnings objectives in 2002 and 2003. The additional consideration will be comprised of both cash and two additional promissory notes issued by Newco in favor of DCGL, each with an initial aggregate principal amount of $460,000 bearing interest at 4.5% that is subject to increase upon the attainment of such revenue and earnings objectives. Each of the promissory notes issued in consideration of the Dial Acquisition is convertible into shares of Franklin's common stock at a premium of 115% to 120% of the average closing prices of Franklin's common stock during a specified pre and post closing measurement period. The promissory notes are not convertible for at least a one-year period. Excelsior has paid to Franklin an amount equal to $300,000 in consideration of Franklin's obligations in connection with any Franklin common stock that may be issued pursuant to the terms of the Purchase Agreement or the promissory notes issued in consideration of the Dial Acquisition.

         Change and Sunshine, both existing stockholders of Excelsior, loaned Excelsior an aggregate amount of $7,000,000 to finance the initial consideration of the Dial Acquisition. The obligations under the loans are secured by certain of Excelsior's assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE CORPORATION

         All of the Corporation's directors are independent with the exception of Stephen L. Brown.

COMMON STOCK DIRECTORS

         STEPHEN L. BROWN, age 63, was elected to the Corporation's Board of Directors and appointed Chairman of its Board of Directors in October 1986. He has been Chairman and Chief Executive Officer since October 1986. Prior to joining Franklin, Mr. Brown was Chairman of S.L. Brown & Company, Inc. ("SLB & Co., Inc."), a private investment firm. Mr. Brown is a director of Copley Financial Services Corporation, advisor to Copley Fund, Inc., a mutual fund. Mr. Brown is an "interested person" of the Corporation as defined in the 1940 Act because he serves as both an officer and director of the Corporation. He is the father of Spencer L. Brown, Senior Vice President and Secretary of the Corporation.

         DAVID T. LENDER, age 49, joined the Board as a director in 2000. Mr. Lender is a Managing Director at Banc of America Securities, LLC where he specializes in mergers and acquisitions. Prior to joining Banc of America Securities, LLC, Mr. Lender was a Managing Director in the Mergers and Acquisitions Group of Rothschild, Inc.

         JONATHAN A. MARSHALL, age 63, joined the Board as a director in 1987. Until February 2002, Mr. Marshall was a Senior Partner in the law firm of Pennie & Edmonds, and had been a member of that firm since 1974. He is a member of the Bar of the State of New York and is admitted to practice before the United States Supreme Court and the United States Patent and Trademark Office.

         MICHAEL P. ROLNICK, age 36, joined the Board as a director in 1998. Mr. Rolnick is currently a General Partner at ComVentures, a venture capital firm that invests in early stage Internet and communications companies. Mr. Rolnick is responsible for private equity investments and managing portfolio companies. Prior to joining ComVentures, Mr. Rolnick was Vice President for New Ventures at E*Trade Group, Inc.

PREFERRED STOCK DIRECTORS

         PETER D. GOTTLIEB, age 34, joined the Board as a director in 2000. Mr. Gottlieb is Vice-President of Investments at First Albany Corporation and is a Portfolio Manager for First Albany Asset Management. Mr. Gottlieb serves as a director of Midwest Bank & Trust and Gottlieb Health Services. Additionally, Mr. Gottlieb serves as Treasurer of STEP, Inc.

         IRVING LEVINE, age 80, joined the Board as a director in 1990. He has been Chairman of the Board and President of Copley Fund, Inc., a mutual fund, since 1978, and Chairman and Treasurer of Stuffco International, Inc., a ladies handbag processor and chain-store operator, since 1978. Mr. Levine is President and a director of Copley Financial Services Corporation (advisor to Copley Fund, Inc.) as well as a director of U.S. Energy Systems, Inc. an independent producer of clean efficient energy for growing energy markets.

EXECUTIVE OFFICERS

         STEPHEN L. BROWN, Chairman and Chief Executive Officer. For additional information about Mr. Brown, please see the Directors' biographical information section above.

         SPENCER L. BROWN, age 36, has been Senior Vice President of the Corporation since November 1995, Secretary of the Corporation since October 1994 and was Vice President from August 1994 to November 1995. Mr. Brown is the son of Stephen L. Brown, the Chairman and Chief Executive of the Corporation.

         HIRAM M. LAZAR, age 37, joined the Corporation as Chief Financial Officer in January 1999. From June 1992 to January 1999, Mr. Lazar was the Vice-President of Finance and Corporate Controller for Lebenthal & Co., Inc., a regional full-service broker/dealer.

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

     Based solely on a review of the forms furnished to the Corporation, or written representations from certain reporting persons, the Corporation believes that all persons who were subject to Section 16(a) in 2001 complied with the filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth a summary for each of the last three years of the cash and non-cash compensation awarded to, earned by, or paid to the Chief Executive Officer of the Corporation and the other executive officers of the Corporation, whose individual remuneration exceeded $100,000 for the year ended December 31, 2001.

                                                                                                 SECURITIES
                                                                                 OTHER           UNDERLYING
            NAME &                                                              ANNUAL             OPTIONS           OTHER
      PRINCIPAL POSITION        YEAR      SALARY ($)       BONUS ($)    COMPENSATION($) (1)      AWARDED (#)   COMPENSATION ($)
      ------------------        ----      -----------      ---------    --------------------     -----------   ----------------
  Stephen L. Brown (2)          2001       $420,000               -               -                      -                -
  Chairman &                    2000        350,000        $125,000               -                      -                -
  President                     1999        350,000          70,000               -                  7,500                -

  Spencer L. Brown(3)           2001        225,000               -               -                      -                -
  Senior Vice President         2000        200,000          40,000               -                      -                -
       & Secretary              1999        151,250          30,000               -                  7,500                -

  Hiram M. Lazar                2001        130,000               -               -                      -                -
  Chief Financial               2000        120,000          15,000               -                  1,875                -
  Officer                       1999        112,917           5,000               -                  5,625                -

-------------------------

(1) There were no perquisites paid by the Corporation in excess of the lesser of $50,000 or 10% of the compensated person's total salary and bonus for the year.

(2) Mr. Brown is an "interested person" of the Corporation, as defined under the 1940 Act, because he serves as both a director and executive officer of the Corporation.

(3) If elected to be a preferred stock director of Franklin Capital, Spencer L. Brown will be an "interested person" of Franklin because he also serves as Senior Vice President and Secretary of Franklin.

COMPENSATION OF DIRECTORS

         In the past, each director of the Corporation, other than Mr. Stephen
L. Brown, received a fee of $3,000 plus reimbursement of expenses incurred in attending board meetings. In May 2001, the directors agreed to waive all directors' fees until further notice. In connection with the merger, the directors of Franklin are intended to receive options to purchase shares of common stock of the combined company.

                                                 PENSION OR
                                             RETIREMENT BENEFITS
                                             ACCRUED AS PART OF     ESTIMATED ANNUAL
                              AGGREGATE        CORPORATION'S          BENEFITS UPON         TOTAL COMPENSATION
NAME OF DIRECTOR            COMPENSATION         EXPENSES               RETIREMENT            PAID TO DIRECTORS
----------------            ------------     -------------------    ----------------        -------------------
Stephen L. Brown              $ -                  -                        -                     -

David T. Lender               $3,000               -                        -                     $3,000

Jonathan A. Marshall          $3,000               -                        -                     $3,000

Michael P. Rolnick            $3,000               -                        -                     $3,000

Peter D. Gottlieb             $3,000               -                        -                     $3,000

Irving Levine                 $3,000               -                        -                     $3,000


OPTION GRANTS

         No options were granted during the year ended December 31, 2001, to the Chief Executive Officer of the Corporation or the other executive officers of the Corporation.

OPTION EXERCISES

         No options were exercised during the year ended December 31, 2001, by the Chief Executive Officer of the Corporation or the other executive officers of the Corporation.

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

         Mr. Stephen L. Brown is to receive compensation under the Employment Agreement in the form of base salary of $420,000 beginning January 1, 2001. In addition, the Board of Directors may increase such salary at its discretion from time to time. Mr. Brown is also entitled to be paid bonuses as the Board of Directors determines in its sole discretion. Under the Employment Agreement, the Corporation is to provide Mr. Brown with an automobile and reimburses him for certain expenses related to such automobile. In addition, Mr. Brown is reimbursed for expenses related to membership in a club to be used primarily for business purposes. Mr. Brown is entitled under the Employment Agreement to participate in any employee benefit plans or programs and to receive all benefits, perquisites and emoluments for which salaried employees are eligible.

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

         Mr. Spencer L. Brown is to receive compensation under his Employment Agreement in the form of base salary of $225,000 beginning May 1, 2000. In addition, the Board of Directors may increase such salary at its discretion from time to time. Mr. Brown is also entitled to be paid bonuses as the Board of Directors determines in its sole discretion. Under the Employment Agreement, the Corporation is to reimburse Mr. Brown for expenses related to the use of an automobile and for expenses related to membership in a club to be used primarily for business purposes. Mr. Brown is entitled under the Employment Agreement to participate in any employee benefit plans or programs and to receive all benefits, perquisites and emoluments for which salaried employees are eligible.

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

         If the merger with Change is consummated, these existing contracts with Stephen L. Brown and Spencer L. Brown will be terminated and new employment contracts will be entered into.

COMPENSATION PLANS

         On September 9, 1997, Franklin Capital's stockholders approved two Stock Option Plans: a Stock Incentive Plan ("SIP") to be offered to Franklin Capital's consultants, officers and employees (including any officer or employee who is also a director of Franklin Capital) and a Non-Statutory Stock Option Plan ("SOP") to be offered to Franklin Capital's "outside" directors, i.e., those directors who are not also officers or employees of Franklin. 112,500 shares of Franklin Capital's common stock have been reserved for issuance under these plans, of which 67,500 shares have been reserved for the SIP and 45,000 shares have been reserved for the SOP.

         Shares subject to options that terminate or expire prior to exercise will be available for future grants under the plans. Because the issuance of options to "outside" directors is not permitted under the Investment Company Act without an exemptive order by the Securities and Exchange Commission, the issuance of options under the SOP was conditioned upon the granting of such order. The order was granted by the Commission on January 18, 2000.

         On December 31, 2001, there were 39,375 options to purchase common stock outstanding and 7,500 remain available for future issuance.

         The following is a description of each of the Stock Option Plans followed by a description of the provisions applicable to both Stock Option Plans.

STOCK INCENTIVE PLAN (SIP)

         Purpose

         The purpose of the SIP is to give the Corporation and its Affiliates a competitive advantage in attracting, retaining and motivating officers, employees and consultants of the Corporation and to provide the Corporation with a stock plan that provides incentives linked to the financial results of the Corporation and increase in stockholder value.

         Type of Awards

         The SIP permits, at the discretion of the Committee, the granting to SIP participants of options to purchase Common Stock (including incentive stock options within the meaning of Section 422 of the Code ("ISOs") or "non-statutory stock options" ("non-ISOs")), stock appreciation rights, restricted stock and tax offset bonuses. A stock appreciation right entitles an optionee to an amount equal to the excess of the fair market value of one share of common stock over the per share exercise price multiplied by the number of shares in respect of which the stock appreciation right is exercised. Stock appreciation rights may only be granted in conjunction with all or part of an option grant.

         Restricted stock may be awarded to any participant, for no cash consideration and may be subject to such conditions, including vesting, forfeiture and restrictions on transfer, as the Committee shall determine. Such terms and conditions will be specified in an agreement evidencing the award.

         Finally, the SIP permits the granting of a right to receive a cash payment at such time or times as an award under the SIP results in compensation income to the participant for the purpose of assisting the participant in paying the resulting taxes.

         Upon exercise of an ISO or non-ISO, the Committee may elect to cash out all or any portion of the shares of common stock for which an option is being exercised by paying the optionee the excess of the fair market value of a share of common stock over the per share exercise price for each such option share being cashed out. All options granted under the SIP become automatically exercisable upon a "change of control" and remain exercisable until expiration of their respective terms. A "change in control" is defined in the Stock Option Plans as the acquisition by any person or group (other than Stephen L. Brown and his Affiliates) of more than 25% of the voting securities of the Corporation or a sale or other disposition of all or substantially all of the assets of the Corporation to any person.

         Administration

         The SIP will be administered by a committee of the Board of Directors composed of not fewer than two outside directors each of whom will qualify as a "non-employee director" within the meaning of Rule 16b-3 of the 1934 Act and an "outside Director" within the meaning of Section 162(m) of the Code with all grants under the SIP approved pursuant to Section 57(o) of the 1940 Act. Section 57(o) of the 1940 Act requires that grants be approved by a majority of the directors with no financial interest in the grant and a majority of non-interested directors. The Committee will have the authority, among other rights, to select the participants to whom awards may be granted, determine whether to grant ISOs, non-ISOs, stock appreciation rights or restricted stock, or any combination thereof and determine the vesting terms and other conditions of an award to an SIP participant.

         Participants

         SIP participants will be the officers, employees (including such officers and employees who are also directors) or consultants of the Corporation and its Affiliates who are responsible for or contribute to the management, growth and profitability of the business of the Corporation and its Affiliates. Each grant of an award under the SIP will be evidenced by an agreement between the participant and the Corporation, which shall include such terms and provisions as the Committee may determine from time to time.

         Transition of Awards

         Under the SIP, generally, upon an SIP participant's death or when an SIP participant's employment is terminated for any reason, all unvested stock options will be forfeited. Upon the termination of employment of an optionee other than as a result of the optionee's death, unless otherwise provided in such optionee's option agreement, an optionee's right to exercise a vested option will expire three months after termination of employment. If an optionee's employment is terminated by reason of death, the period of exercise for options vested at the optionee's death is 12 months. Options are not transferable except on the death of the optionee, by will or the laws of decent and distribution. Stock appreciation rights may be exercised and transferred to the same extent that the options to which they relate may be exercised or transferred.

         The Board of Directors may terminate, suspend, amend or revise the SIP at any time subject to limitations in the plan. The Board may not, without the consent of the optionee, alter or impair rights under any award previously granted except in order to comply with applicable law.

NON-STATUTORY STOCK OPTION PLAN (SOP)

         Purpose

         The purpose of the SOP is to further the interests of the Corporation, its stockholders and its employees by providing the "outside" directors of the Corporation (i.e., those who are not also officers and employees of the Corporation) the opportunity to purchase the Common Stock of the Corporation as an appropriate reward for the dedication and loyalty of the "outside" directors.

         Type of Awards

         The SIP only permits the granting of options to purchase common stock. Only non-ISOs can be granted under the SOP.

         Administration

         The SOP will be administered by the Board of Directors of the Corporation with all grants approved pursuant to Section 57(o) of the 1940 Act. Options granted under the SOP are intended to comply with the exemption afforded by Rule 16b-3 of the 1934 Act. The Board, in its discretion, can impose any vesting or other restrictions on options granted under the SOP.

         Participants

         SOP participants will be outside directors of the Corporation.

         Termination of Awards

         Under the SOP, options expire 30 days after the date of a SOP participant's appointment with the Corporation is terminated except if such termination is by reason of death or disability. In the event of termination by reason of disability, options expire 12 months after such termination. In the event of the participant's death while serving as director or within the 30-day period following termination of the participant's appointment, options expire 12 months following the date of death.

PROVISIONS APPLICABLE TO BOTH STOCK OPTION PLANS

         Available Shares

         The aggregate number of shares of common stock reserved for issuance under the Stock Option Plans will be 112,500, of which 67,500 shares have been reserved for issuance under the SIP and 45,000 have been reserved for issuance under the SOP. Shares subject to options that terminate or expire prior to exercise will be available for future grants under the Stock Option Plan.

         The number of shares of common stock reserved for issuance under the Stock Option Plans, the number of shares issuable upon the exercise of options or subject to stock appreciation rights, the exercise price of such awards and the number of restricted stock awards granted under the Stock Option Plans may be subject to "anti-dilution" adjustments, in the sole discretion of the Committee, in the event of any merger, reorganization, consolidation, separation, liquidation, stock dividend, stock split, share combination, recapitalization or other change in corporate structure affecting the outstanding common stock of the Corporation.

         Grant and Exercise of Awards

         The exercise price for options under the Stock Option Plans will be determined, in the case of the SIP, by the Committee, and in the case of the SOP, by the Board of Directors, but will not be less than the "Fair Market Value" of the Corporation's common stock at the date of grant (as defined in the Stock Option Plans as the closing market price of the common stock on the American Stock Exchange on the date of such grant).

         Options granted under the Stock Option Plans are exercisable for a period of 10 years from the date of grant (five years with respect to ISOs granted to optionees who own more than 10% of the voting power of the Corporation or any subsidiary) or such shorter period as the administrator of such plan (either the Committee or the Board, as the case may be) may establish as to any or all shares of common stock subject to any option. Options will become exercisable in accordance with the vesting schedule prescribed in such optionee's option agreement, and may be subject to satisfaction of such other conditions as the administrator may determine. Stock appreciation rights granted under the SIP are exercisable to the same extent as the options to which they relate and upon exercise terminate the related option.

         An employee, officer or director exercising a non-ISO pursuant to the SIP may elect to have the Corporation withhold shares of the Corporation's common stock to satisfy tax liabilities arising from the exercise of such options. Initially, there will be three employees of the Corporation, two of whom are also directors, who will be eligible to participate in the SIP. There are five outside directors eligible to participate in the SOP.

CERTAIN FEDERAL INCOME TAX CONSEQUENCES OF OPTIONS

         The following discussion of certain relevant federal income tax effects applicable to stock options granted under the Stock Option Plans is a brief summary only, and reference is made to the Code and the regulations and interpretations issued thereunder for a complete statement of all relevant federal tax consequences.

         Incentive Stock Options

         No taxable income will be realized by an optionee upon the grant or timely exercise of an ISO. If shares are issued to an optionee pursuant to the timely exercise of an ISO and a disqualifying disposition of such shares is not made by the optionee (i.e., no disposition is made within two years after the date of grant or within one year after the receipt of shares by such optionee, whichever is later), then (i) upon sale of the shares, any amount realized in excess of the exercise price of the ISO will be taxed to the optionee as a long-term capital gain and any loss sustained will be long-term capital loss, and (ii) no deduction will be allowed to the Corporation. However, if shares acquired upon the timely exercise of an ISO are disposed of prior to satisfying the holding period described above, generally (a) the optionee will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of the shares at the time of exercise (or, if less, the amount realized on the disposition of the shares) over the exercise price thereof, and (b) the Corporation will be entitled to deduct an amount equal to such income. Any additional gain recognized by the optionee upon a disposition of shares prior to satisfying the holding period described above will be taxed as a short-term or long-term capital gain, as the case may be, and will not result in any deduction for the Corporation.

         If an ISO is not exercised on a timely basis, the option will be treated as a nonqualified stock option. Subject to certain expectations, an ISO generally will not be exercised on a timely basis if it is exercised more than three months following termination of employment.

         The amount that the fair market value of shares of common stock on the exercise date of an ISO exceeds the exercise price generally will constitute an item that increases the optionee's alternative minimum taxable income.

         In general, the Corporation will not be required to withhold income or payroll taxes on the timely exercise of an ISO.

         Non-ISOs

         In general, an optionee will not be subject to tax at the time a non-ISO is granted. Upon exercise of a non-ISO where the exercise price is paid in cash, the optionee generally must include in ordinary income at the time of exercise an amount equal to the excess, if any, of the fair market value of the shares of common stock at the time of exercise over the exercise price. The optionee's tax basis in the shares acquired upon exercise will equal the exercise price plus the amount taxable as ordinary income to the optionee. The federal income tax consequences of an exercise of a non-ISO where the exercise price is paid in previously owned shares of common stock are generally similar to those where the exercise price is paid in cash. However, the optionee will not be subject to tax on the surrender of such shares, and the tax basis of the shares acquired on exercise that are equal in number to the shares surrendered will be the same as the optionee's tax basis in such surrendered shares. Special timing rules may apply to an optionee who is subject to reporting under Section 16(a) of the 1934 Act (generally an executive officer of the Corporation) and would be subject to liability under Section 16(b) of the 1934 Act.

         The Corporation generally will be entitled to a deduction in the amount of an optionee's ordinary income at the time such income is recognized by the optionee upon the exercise of a non-ISO. Income and payroll taxes are required to be withheld for employees on the amount of ordinary income resulting from the exercise of a non-ISO.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables set forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the Commission) of the Corporation's common stock as of April 1, 2002, by 1) each person who is known by the Corporation to be the beneficial owner of more than five percent of the outstanding common stock, 2) each director of the Corporation, 3) each current executive officer listed in the Summary Compensation Table and 4) all directors and executive officers of the Corporation as a group. Except as otherwise indicated, to the Corporation's knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The address for all beneficial owners, unless stated otherwise below, is c/o Franklin Capital Corporation 450 Park Avenue, Suite 1000, New York, NY 10022.

COMMON STOCK

                  NAME AND ADDRESS OF                  AMOUNT AND NATURE OF                            PERCENT
                    BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP                           OF CLASS
                    ----------------                   --------------------                           --------
       The Prudential Insurance                               211,557                                    19.7%
          Company of America
          751 Broad Street
          Newark, NJ 07102
       Stephen L. Brown                                       143,291                  (1)               13.3%
       Peter D. Gottlieb                                       77,400                  (2)                7.0%
       Irving Levine                                           46,375                  (3)                4.2%
       Spencer L. Brown                                        33,244                  (4)                3.1%
       Jonathan A. Marshall                                    20,200                  (5)                1.9%
       Hiram M. Lazar                                           8,148                  (6)                   *
       Michael P. Rolnick                                       7,250                  (7)                   *
       David T. Lender                                            300                                        *
       All officers and directors
            as a group (8 persons)                            336,945                                    28.8%

-----------------------

*        Less than 1.0%

(1) Does not include 7,535 shares owned by Mr. Brown's children and does not include 33,244 shares owned by Spencer L. Brown, who is also his son. See (4) below. Mr. Brown disclaims beneficial ownership of such shares.

(2) Includes preferred stock held which is convertible into 3,750 shares of common stock. Also includes 38,900 shares of common stock and preferred stock which is convertible into 30,000 shares of common stock owned by Kuby Gottlieb Special Value Fund ("KGSV") and 3,750 shares of common stock owned by Kuby Gottlieb Investments ("KGI"). Mr. Gottlieb may be deemed to be a controlling person of KGSV and KGI due to his position as portfolio manager. Therefore, Mr. Gottlieb may be deemed to be a beneficial owner of all shares owned by KGSV and KGI.

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

(6) Includes options for 937 shares exercisable on March 1, 2000, and options for 938 shares exercisable on March 1, 2001. Also includes preferred stock held which is convertible into 750 shares of common stock.

(7) Includes options for 2,500 shares exercisable on February 14, 2000, options for 625 shares exercisable on June 7, 2000, options for 2,500 shares exercisable on February 14, 2001 and options for 625 shares exercisable on June 7, 2001.

PREFERRED STOCK

                  NAME AND ADDRESS OF                  AMOUNT AND NATURE OF                                 PERCENT
                    BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP                                OF CLASS
                    ----------------                   --------------------                                --------
       Irving Levine                                           4,750                   (1)                    28.9%
       Peter D. Gottlieb                                       4,500                   (2)                    27.4%
       Mark Rattner                                            2,000                                          12.2%
         c/o Professional Indemnity
         37 Radio Circle Drive
         Mount Kisco, NY 10549

       Gerry M. Ritterman                                      1,500                                           9.1%
         47 Lawrence Farms Crossways
         Chappaqua, NY 10514
       Jonathan A. Marshall                                      500                                           3.0%
       Spencer L. Brown                                          250                                           1.5%
       Hiram M. Lazar                                            100                                              *
       Stephen L. Brown                                            -                                              *
       David T. Lender                                             -                                              *
       Michael P. Rolnick                                          -                                              *
       All officers and directors
            as a group (8 persons)                            10,100                                          61.4%

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

Set forth below is the dollar range of equity securities beneficially owned by each nominee and continuing director as of April 1, 2002:

                                                                    DOLLAR RANGE OF EQUITY
                       NAME OF                                      SECURITIES BENEFICIALLY
                       DIRECTOR                                     OWNED(1)(2)(5)
                       --------                                     -----------------------
                       Stephen L. Brown(3)                          over $100,000
                       David T. Lender                              $1-$10,000
                       Jonathan A. Marshall                         $50,001-$100,000
                       Michael P. Rolnick                           $1-$10,000
                       Spencer L. Brown(4)                          over $100,000
                       Peter D. Gottlieb                            over $100,000
                       Irving Levine                                over $100,000

---------------

(1) Beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Securities Exchange Act of 1934.

(2) The dollar ranges are: None, $1-$10,000, $10,001-$50,000, $50,001-100,000,
or over $100,000.

(3) Denotes an individual who is an "interested person" as defined in the Investment Company Act of 1940.

(4) Spencer L. Brown has been nominated to serve as a preferred stock director of Franklin Capital. If elected, he will be an "interested person" because he also serves as a Senior Vice President and Secretary of the Corporation.

(5) Franklin Capital has not provided information with respect to the "Aggregate Dollar Range of Equity Securities in All Funds Overseen or to be Overseen by Director or Nominee in Family of Investment Companies" because it is not part of a family of investment companies.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Items 10 through 12 and Footnote 6 to the Financial Statements.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

The following financial statements are set forth under Item 8.

(a)      (1) Financial Statements
               Report of Ernst & Young, LLP
               Balance Sheets as of December 31, 2001 and 2000
               Statements of Operations for the years ended December 31, 2001, 2000 and 1999

               Statements of Cash Flows for the years ended December 31, 2001,
                 2000 and 1999
               Statements of Changes in Net Assets for the years ended
                 December 31, 2001, 2000 and 1999
               Financial Highlights for the years ended December 31, 2001, 2000,
                 1999, 1998 and 1997
               Portfolio of Investments as of December 31, 2001
               Notes to Financial Statements

The following exhibits are filed herewith or incorporated as set forth below:

         (2) Exhibits

               (2)(i)     Agreement and Plan of Merger between Franklin Capital
                             Corporation and Change Technology Partners, Inc. dated as of December 4, 2001(1)

               (3)(i)      Articles of Incorporation(2)
               (3)(ii)     By-Laws(2)
               (3)(iii)    Amendment to Articles of Incorporation(3)
               (4)(i)      Certificate of Designation(4)
               (4)(ii)     Registration Rights Agreement(5)
               (4)(iii)    Preferred Stock Purchase Agreement(6)
               (10)(i)     Employment Agreement - Stephen L. Brown(7)
               (10)(ii)    Employment Agreement - Spencer L. Brown(8)
               (10)(iii)   Severance Agreement - Stephen L. Brown(9)
               (10)(iv)    Severance Agreement - Spencer L. Brown(10)
               (10)(v)     Stock Incentive Plan.(11)
               (10)(vi)    Stock Option Plan(12)
               (10)(vii)   Management Agreement with Excelsior Radio Networks**
               (10)(viii)  Asset Purchase Agreement dated August 28, 2001(13)
               (10)(ix)    Asset Purchase Agreement, dated as of April 1, 2002,
                             by and among the Dial Entities, Franklin and Excelsior(15)
               (10)(x) Agreement and Plan of Merger, dated as of December 4, 2001 by and between Change and Franklin(14).
               (10)(xi)    Convertible Promissory Note, dated April 3, 2002,
                             issued by Newco in favor of DCGL (15)
               (10)(xii)   Convertible Promissory Note, dated April 3, 2002,
                             issued by Newco in favor of DCGL (15)
               (10)(xiii)  Convertible Promissory Note, dated April 3, 2002, issued by Newco in favor of DCGL (15)
               (10)(xiv)   Promissory Note, dated April 3, 2002, issued by
                             Excelsior in favor of Change (15)
               (10)(xv)    Promissory Note, dated April 3, 2002, issued by
                             Excelsior in favor of Sunshine (15)
               (10)(xvi)   Security Agreement, dates as of April 3, 2002, by
                             and among Excelsior, Sunshine and Change (15)
               (10)(xvii)  Amendment No. 1 to Agreement and Plan of Merger, dated as of April 3, 2002, by and between Change and Franklin (15)
               (21)        List of Subsidiaries**
               (23)        Consent of Ernst & Young LLP**

--------------------------------------------------------------------------------
(1) Incorporated by reference to the Current Report on Form 8-K filed December 5, 2001.

(2) Incorporated by reference to the Corporation's Form N-2, as amended, filed July 31, 1992.

(3) Incorporated by reference to Exhibit 3(iii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(4) Incorporated by reference to Exhibit 4(i) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(5) Incorporated by reference to Exhibit 4(ii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(6) Incorporated by reference to Exhibit 4(iii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(7) Incorporated by reference to Exhibit 10(i) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(8) Incorporated by reference to Exhibit 10(ii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(9) Incorporated by reference to Exhibit 10(iii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(10) Incorporated by reference to Exhibit 10(iv) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(11) Incorporated by reference to Exhibit 4.1 to the Company's Form S-8 filed July 17, 2000.

(12) Incorporated by reference to Exhibit 4.2 to the Company's Form S-8 filed July 17, 2000.

(13) Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed September 14, 2001.

(14) Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed December 5, 2001.

(15) Incorporated by reference to Current Report on form 8-K filed on April 12, 2002

**       Filed herewith

         (b) Reports on Form 8-K. The Corporation filed a report on Form 8-K on November 15, 2001 announcing an agreement in principle to merge with Change. A report on form 8-K was filed on December 5, 2001 announcing the signing of a definitive merger agreement with Change. A report of Form 8-K was filed on April 12, 2002 announcing the acquisition of the Dial Entities.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FRANKLIN CAPITAL CORPORATION

Date: April 12, 2002                   By:  /s/ STEPHEN L. BROWN
                                            ------------------------------------
                                            Stephen L. Brown
                                            Chairman & Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

     SIGNATURES                                  TITLE
     ----------                                  -----
/s/ STEPHEN L. BROWN
---------------------
Stephen L. Brown                                 Chairman & Chief Executive
                                                 Officer
/s/ SPENCER L. BROWN
---------------------
Spencer L. Brown                                 Senior Vice President &
                                                 Secretary
/s/ HIRAM  M. LAZAR
---------------------
Hiram M. Lazar                                   Chief Financial Officer


/s/ PETER D. GOTTLIEB
---------------------
Peter D. Gottlieb                               Director

/s/ DAVID T. LENDER
---------------------
David T. Lender                                 Director

/s/ IRVING LEVINE
----------------------
Irving Levine                                   Director

/s/ JONATHAN A. MARSHALL
------------------------
Jonathan A. Marshall                            Director

/s/ MICHAEL P. ROLNICK
----------------------
Michael P. Rolnick                             Director