Form 10-Q
period 2002-03-31
FRANKLIN CAPITAL CORP
filed 2002-05-15
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

_X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the Quarterly period ended _March 31, 2002_

                                       or

___ Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the transition period from  ________________ to ___________________.

Commission File No. _1-9727_

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares of common stock outstanding as of May 13, 2002 was 1,071,900.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  Balance Sheets
                  Statements of Operations
                  Statements of Cash Flows
                  Statements of Changes in Net Assets
                  Portfolio of Investments
                  Notes to Financial Statements
         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                  Critical Accounting Policies
                  Statement of Operations
                  Financial Condition
                  Proposed Merger with Change Technology Partners, Inc. Investments
                  Results of Operations
                  Liquidity and Capital Resources
                  Risks
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Balance Sheets

--------------------------------------------------------------------------------
                                                        March 31,   December 31,
                                                          2002          2001
                                                       (unaudited)
--------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market value
  (cost: March 31, 2002 - $57,660;
  December 31, 2001 - $34,675)  (Note 2)               $   62,175    $   34,675
Investments, at fair value
  (cost: March 31, 2002 - $3,757,830;
  December 31, 2001 - $3,876,430)  (Note 2)
    Excelsior Radio Networks, Inc.                      2,250,000     2,325,000
    Other investments                                   1,358,915     1,369,197
                                                       ----------    ----------
                                                        3,608,915     3,694,197
                                                       ----------    ----------

Cash and cash equivalents (Note 2)                        116,737       279,728
Other assets                                               99,937        90,266
                                                       ----------    ----------

TOTAL ASSETS                                           $3,887,764    $4,098,866
                                                       ==========    ==========

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable                                          $1,000,000    $1,000,000
Accounts payable and accrued liabilities                  234,922       177,121
                                                       ----------    ----------

TOTAL LIABILITIES                                       1,234,922     1,177,121
                                                       ----------    ----------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value,
  cumulative 7% dividend: 5,000,000 shares
  authorized; 16,450 shares issued and outstanding
  at March 31, 2002 and December 31, 2001
  (Liquidation preference $1,645,000) (Note 4)             16,450        16,450

Common stock, $1 par value: 5,000,000 shares
  authorized; 1,505,888 shares issued:
  1,074,700 shares outstanding at March 31, 2002
  and at December 31, 2001 (Note 7)                     1,505,888     1,505,888
Paid-in capital - common stock                         10,271,610    10,271,610
Unrealized depreciation of investments
  (Notes 2 and 3)                                        (144,400)     (182,233)
Accumulated deficit                                    (6,477,350)   (6,170,614)
                                                       ----------    ----------

                                                        5,172,198     5,441,101
Deduct common stock held in treasury, at cost,
  431,188 shares at March 31, 2002, and at
  December 31, 2001 (Note 4)                           (2,519,356)   (2,519,356)
                                                       ----------    ----------

  Net assets (Note 9 for per share information)         2,652,842     2,921,745
                                                       ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $3,887,764    $4,098,866
                                                       ==========    ==========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================
 Statements of Operations
(unaudited)
--------------------------------------------------------------------------------

For the Three Months Ended March 31,                        2002           2001
--------------------------------------------------------------------------------

INVESTMENT INCOME
  Dividend income                                     $       --    $    26,744
  Interest income                                          1,549         15,813
  Management fees                                         90,000             --
                                                      ----------    -----------

                                                          91,549         42,557
                                                      ----------    -----------

EXPENSES
  Salaries and employee benefits (Note 7)                181,776        252,190
  Professional fees                                       35,925         41,325
  Rent  (Note 5)                                          35,154         29,784
  Insurance                                               11,148         10,600
  Directors' fees                                            500         18,500
  Taxes other than income taxes                           18,896         20,754
  Newswire and promotion                                   1,000          1,000
  Depreciation and amortization                            4,243          4,998
  Interest expense                                         8,850           --
  General and administrative                              48,498         53,503
                                                      ----------    -----------

                                                         345,990        432,654
                                                      ----------    -----------

Net investment loss from operations                     (254,441)      (390,097)

Net realized (loss) gain on portfolio
  of investments:
  Investment securities:
    Affiliated                                                --        137,757
    Unaffiliated                                         (23,507)        87,287
                                                      ----------    -----------
  Total investment securities                            (23,507)       225,044

Net realized (loss) gain on portfolio
  of investments                                         (23,507)       225,044
                                                      ----------    -----------

Provision for current income taxes                            --         10,532
                                                      ----------    -----------

Net realized loss                                       (277,948)      (175,585)

Increase (decrease) in unrealized appreciation
  of investments:
  Investment securities:
    Affiliated                                              --          419,699
    Unaffiliated                                          37,833     (1,397,280)
                                                      ----------    -----------
  Total investment securities                             37,833       (977,581)
                                                      ----------    -----------

Increase (decrease) in unrealized appreciation
  of investments                                          37,833       (977,581)
                                                      ----------    -----------

Net decrease in net assets from operations              (240,115)    (1,153,166)
                                                      ----------    -----------

Preferred dividends                                       28,788         28,787
                                                      ----------    -----------

Net decrease in net assets attributable to
  common stockholders                                 ($ 268,903)   ($1,181,953)
                                                      ==========    ===========

Basic and diluted net decrease attributable to
  common stockholders per share (Note 8)                  ($0.25)        ($1.08)
                                                           =====          =====

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Statements of Cash Flows
(unaudited)
--------------------------------------------------------------------------------

For the Three Months Ended March 31,                      2002           2001
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net decrease in net assets from operations          ($ 240,115)   ($1,153,166)
  Adjustments to reconcile net decrease in net
    assets to net cash used in operating activities:
    Depreciation and amortization                          4,243          4,998
    (Increase) decrease in unrealized appreciation
      of investments                                     (37,833)       977,581
    Net realized loss (gain) on portfolio of
      investments, net of current income taxes            23,507       (214,520)

    Changes in operating assets and liabilities:
      Increase in other assets                           (13,914)        (1,347)
      Increase (decrease) in accounts payable
        and accrued liabilities                           57,801       (119,070)
                                                      ----------    -----------
        Total adjustments                                 33,804        647,642
                                                      ----------    -----------

          Net cash used in operating activities         (206,311)      (505,524)

Cash flows from investing activities:
  Proceeds from sale of affiliates                          --        1,519,421
  Proceeds from sale of other investments                 20,093        114,635
  Proceeds from sale of marketable
    investment securities                                   --          221,399
  Loan payments from majority-owned affiliate             75,000           --
  Purchases of other investments                            --          (49,094)
  Purchases of marketable investment securities          (22,985)      (190,634)
                                                      ----------    -----------

          Net cash provided by investing activities       72,108      1,615,727
                                                      ----------    -----------

Cash flows from financing activities:
  Payment of preferred dividends                         (28,788)       (28,787)
  Purchases of treasury stock                               --           (9,659)
                                                      ----------    -----------

          Net cash used in by financing activities       (28,788)       (38,446)
                                                      ----------    -----------

Net (decrease) increase in cash and cash equivalents    (162,991)     1,071,757

Cash and cash equivalents at beginning of period         279,728        647,565
                                                      ----------    -----------

Cash and cash equivalents at end of period            $  116,737    $ 1,719,322
                                                      ==========    ===========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Statements of Changes in Net Assets
(unaudited)
--------------------------------------------------------------------------------

For the Three Months Ended March 31,                        2002           2001
--------------------------------------------------------------------------------

Decrease in net assets from operations:
  Net investment loss                                 ($ 254,441)   ($  390,097)
  Net realized (loss) gain on portfolio of
    investments, net of current income taxes             (23,507)       214,512
  Increase (decrease) in unrealized appreciation
    of investments,                                       37,833       (977,581)
                                                      ----------    -----------

    Net decrease in net assets from operations          (240,115)    (1,153,166)

Capital stock transactions:
  Payment of dividends on preferred stock                (28,788)       (28,787)
  Purchase of treasury stock                                  --         (9,659)
                                                      ----------    -----------

    Total decrease in net assets                        (268,903)    (1,191,612)

Net assets at beginning of period                      2,921,745      5,579,080
                                                      ----------    -----------

Net assets at end of period                           $2,652,842    $ 4,387,468
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

PORTFOLIO OF INVESTMENTS
------------------------------------------------------------------------------------------------------------------------------------

MARKETABLE INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             NUMBER OF
                                                                                             SHARES OR                     MARKET
                                                                                             PRINCIPAL                     VALUE
MARCH 31, 2002(2)                                                                            AMOUNT ($)     COST(1)       (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------
Communications Intelligence Corporation (Common Stock)                                                        $22,985        $27,500
Certificate of Deposit - 1.21%, due 04/04/2002                                                                 34,675         34,675
                                                                                                           ----------     ----------

  Total Marketable Investment Securities
    (1.7% of total investments and 2.3% of net assets)                                                        $57,660        $62,175
                                                                                                           ==========     ==========
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             NUMBER OF
                                                                                             SHARES OR                   DIRECTORS'
                                                                               EQUITY        PRINCIPAL                   VALUATION
MARCH 31, 2002 (2)                                          INVESTMENT        INTEREST       AMOUNT ($)    COST(1)        (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------
MAJORITY OWNED AFFILIATE

Excelsior Radio Networks, Inc.                             Common stock         90.00%        2,250,000    $2,250,000     $2,250,000
Excelsior Radio Networks, Inc.                               Warrants              --            12,879            --             --
Total Excelsior Radio Networks, Inc.                                                                       ----------     ----------
  (61.3% of total investments and 84.8% of net assets)                          50.81%                      2,250,000      2,250,000
    (Radio production and advertising sales)                               (fully diluted)

AFFILIATES

Excom Ventures, LLC
  (0.0% of total investments and 0.0% of net assets)          Units              18.64%         140,000       140,000             --
    (Purchase evaluation software)

OTHER INVESTMENTS

Alacra Corporation
  (27.2% of total investments and 37.7% of net assets)     Convertible            1.68%         321,543     1,000,000      1,000,000
    (Internet-based information provider)                Preferred Stock

Primal Solutions, Inc.
  (0.2% of total investments and 0.3% of net assets)       Common Stock           0.55%         111,438        17,830          8,915
    (Internet-based Voice over IP billing software)

Structured Web, Inc.
  (9.5% of total investments and 13.2% of net assets)      Convertible            3.60%         188,425       350,000        350,000
    (Internet-based application service provider)        Preferred Stock                                    ---------      ---------

Total Other Investments                                                                                     1,367,830      1,358,915
                                                                                                            ---------      ---------

  Investments, at Fair Value                                                                                3,757,830      3,608,915
                                                                                                            =========     =========

--------------------------------------------------------------------------------

(1)  Book cost equals tax cost for all investments

(2) Total investments refers to investments and marketable investment securities.

   The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2002

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

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. For the three months ended March 31, 2002 and for the years ended December 31, 2001, and 2000, the Corporation has incurred a net investment loss from operations of approximately $0.3 million, $1.4 million, and $2.3 million, respectively, a net decrease in net assets from operations of approximately $0.3 million, $2.4 million, and $4.4 million, respectively, and has a working capital deficiency of approximately $1 million at March 31, 2002. (Working capital is defined as total liabilities less liquid assets.) These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. The Corporation has entered into a proposed merger with Change Technology Partners, Inc. (see Note 11), which management believes will alleviate the doubt as to whether the Corporation, as the surviving company in the merger, will be able to continue as a going concern, although there can be no assurance in this regard. The merger is subject to a number of conditions, however, and therefore there can be no assurance that the merger will be completed on or before June 30, 2002 or at all. If the merger is not completed by June 30, 2002, either party may terminate the merger agreement. In the event the merger is not completed, in order to alleviate the substantial doubt about the Corporation's ability to continue as a going concern, the Corporation would likely seek another merger partner or seek alternative financing. There can be no assurance that the Corporation would be able to find a suitable merger partner or be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

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

The Corporation paid no interest or income taxes during the three months ended March 31, 2002 and 2001.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


At March 31, 2002 and 2001, the Corporation held cash and cash equivalents primarily in money market funds at two commercial banking institutions, and one broker/dealer.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


NET INCREASE (DECREASE) IN NET ASSETS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

Net increase (decrease) in net assets attributable to common stockholders per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

RECLASSIFICATION

Certain amounts in prior years have been reclassified to conform with the current year presentation.

3.   INCOME TAXES

For the three months ended March 31, 2002 and 2001, Franklin's tax (provision) benefit was based on the following:

                                                          2002          2001
                                                      -----------   -----------
Net investment loss from operations ................  $  (254,441)  $  (390,097)
Net realized (loss) gain on portfolio
  of investments ...................................     (23,507)       225,044
Increase (decrease) in unrealized appreciation .....       37,833      (977,581)
                                                      -----------   -----------
  Pre-tax book income loss .........................  $  (240,115)  $(1,142,634)
                                                      ===========   ===========


                                                          2002          2001
                                                      -----------   -----------
Tax benefit at 34% on $(240,115) and
  $(1,142,634), respectively .......................  $    82,000   $   388,000
State and local, net of Federal benefit ............           --        15,000
Other ..............................................       (3,000)       (2,000)
Change in valuation allowance ......................      (79,000)     (412,000)
                                                      -----------   -----------
                                                      $        --   $   (11,000)
                                                      ===========   ===========

The components of the tax provision are as follows:

                                                          2002          2001
                                                      -----------   -----------
Current state and local tax provision ..............  $        --   $   (11,000)
Deferred tax expense ...............................           --            --
                                                      -----------   -----------
Provision for income taxes .........................  $        --   $   (11,000)
                                                      ===========   ===========

Deferred income tax provision reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At March 31, 2002 and December 31, 2001, significant deferred tax assets and liabilities consist of:

                                                          Asset (Liability)
                                                      -------------------------
                                                       March 31,   December 31,
                                                          2002          2001
                                                      -----------   -----------
Deferred Federal and state benefit from
  net operating loss carryforward ..................  $ 1,998,000   $ 1,905,000
Deferred Federal and state provision on
  unrealized appreciation of investments ...........       52,000        66,000
Valuation allowance ................................   (2,050,000)   (1,971,000)
                                                      -----------   -----------
Deferred taxes .....................................  $        --   $        --
                                                      ===========   ===========

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


At December 31, 2001, Franklin had net operating loss carryforwards for income tax purposes of approximately $5,291,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $1,905,000.

4.   STOCKHOLDERS' EQUITY

The accumulated deficit at March 31, 2002, consists of accumulated net realized gains of $4,995,000 and accumulated investment losses of $11,472,000.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 525,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. During the three months ended March 31, 2002, Franklin did not purchase any shares of its common stock. As of December 31, 2001, the Corporation has repurchased 482,350 shares of its common stock of which 431,188 shares remain in treasury at March 31, 2002.

5.   COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease, which provides for annual minimum rental payments as follows:

December 31,
2002 .................................................................  $149,600
2003 .................................................................   149,600
                                                                        --------
                                                                        $299,200
                                                                        ========

Rent expense for the three months ended March 31, 2002, and 2001 was $35,154 and $29,784 respectively. For the three months ended March 31, 2002 and 2001, the Corporation collected rents of $8,000 and $6,000, respectively, from subtenants under month to month leases, for a portion of its existing office space which is reflected as a reduction in rent expense for that period.

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC ("Sunshine") and four other defendants affiliated with Winstar Communications, Inc. in the Superior Court of the State of California for the County of Los Angeles. The lawsuit, which has subsequently been removed to the United States District Court for the Central District of California, alleges that the Winstar defendents conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleges that Franklin and Sunshine joined the alleged conspiracy. The business was initially acquired by certain entities affiliated with Winstar Communications and, subsequently, the assets of such business were sold to Franklin and Sunshine (see Note 6). Concurrently with such purchase, Franklin transferred such assets to Excelsior. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. On January 7, 2002, Franklin filed a motion to dismiss the lawsuit or, in the alternative, to transfer venue to the United States District Court of the Southern District of New York. The plaintiffs filed a motion opposing Franklin's request on January 28, 2002. Franklin's motion for dismissal was granted on February 25, 2002, due to improper venue. The venue has been transferred to New York. Franklin believes that plaintiffs' claims are without merit and intends to defend this lawsuit

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


vigorously, though the outcome cannot be predicted at this time. An unfavorable outcome in this lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations.

6.   TRANSACTIONS WITH AFFILIATES

On February 1, 2001, Franklin sold to Avery Communications, Inc. ("Avery") 1,183,938 shares of common stock and 350,000 shares of preferred stock of Avery representing Franklin's entire holding in Avery, for $1,557,617 plus accrued dividends on the preferred stock for a realized gain net of expenses of $137,759. As part of the sale Franklin retained the right to receive 1,533,938 shares of Primal Solutions, Inc. ("Primal") a then wholly-owned subsidiary of Avery. On February 13, 2001, Primal announced that Avery had completed a spin-off of Primal and Franklin received 1,533,938 fully registered and marketable shares of Primal. During the year ended December 31, 2001, Franklin sold 1,150,000 shares of Primal for total proceeds of $53,861, realizing a loss of $130,139.

On August 28, 2001, Franklin along with Sunshine Wireless LLC ("Sunshine") purchased the assets of Winstar Radio Networks, Global Media and Winstar Radio Productions (collectively "WRN") for a total purchase price of $6.25 million. Change Technology Partners, Inc. ("Change"), a public company, provided $2.25 million of senior financing for the deal. The acquisition was consummated through eCom Capital Inc., subsequently renamed Excelsior Radio Networks, Inc. ("Excelsior"), a then wholly-owned subsidiary of Franklin. Franklin's total investment was $2.5 million consisting of $1.5 million in cash and a $1 million note payable to WRN. The note is due February 28, 2002 with interest at 3.54% and has a right of set-off against certain representations and warranties made by WRN. In October 2001, a legal proceeding was filed against WRN, which also named Franklin as a defendant, in which the representations and warranties made by WRN have been challenged. Until the time that this action is settled the due date of the note is extended indefinitely (see Note 5). Additionally, Franklin provided a $150,000 note receivable to Excelsior. The note bore interest at 10% per annum and was issued for a ninety-day rolling period. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. As of March 31, 2002, this note has been repaid. In contemplation of the proposed merger agreement between Franklin and Change (see Note 11), Franklin sold to Change 250,000 shares of common stock in Excelsior for $250,000. If the merger is not consummated, Franklin is required to repurchase the 250,000 shares of Excelsior's common stock for $250,000 plus interest at an annual rate of 10% from December 4, 2001 to the date of repurchase. As a result of the transaction, Franklin now owns 50.8% of Excelsior on a fully diluted basis and has 58.2% of voting control. In addition, Franklin has the right to nominate four directors to Excelsior's seven-person board of directors.

At the closing, Franklin entered into a services agreement with Excelsior whereby Franklin will provide Excelsior with certain services. In consideration for the services provided, for a period of six months Franklin would receive $30,000 per month and be reimbursed for all direct expenses. Subsequently, Franklin's monthly fee will be determined by a majority of the non-Franklin directors; however, said management fee will be no less than $15,000 per month. Franklin will continue to be reimbursed for all direct expenses. Finally, Franklin's chief financial officer will serve in that capacity for Excelsior and his salary and benefits will be allocated between Excelsior and Franklin on an 80/20 basis. During the three months ended March 31, 2002, Franklin earned $90,000 in management fees and was reimbursed $30,234 for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses on Franklin.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Proforma information determined consistent with the fair value method required by FASB Statement No. 123, is as follows for the years ended:

                                                  March 31, 2002  March 31, 2001
                                                  --------------  --------------
Net decrease in net assets attributable
  to common stockholders:
As reported                                         ($268,903)    ($1,181,953)
Pro forma                                           ($270,087)    ($1,191,449)

Basic and diluted net decrease in net assets
  attributable to common stockholders per share:
As reported                                         ($0.25)       ($1.08)
Pro forma                                           ($0.25)       ($1.09)

No options were granted during the three months ended March 31, 2002 and 2001.

The following is a summary of the status of the Stock Option Plans during the three months ended:

                                         March 31, 2002         March 31, 2001
                                       ------------------     ------------------
                                                 Weighted               Weighted
                                                  Average                Average
                                                 Exercise               Exercise
                                       Shares     Price       Shares     Price
                                       ------     ------      ------     ------
Outstanding at beginning of period     39,375     $11.27      39,375     $11.27

Granted                                    --         --          --         --
Exercised                                  --         --          --         --
Forfeited                                  --         --          --         --
Expired                                    --         --          --         --
                                       ------                 ------
Outstanding at end of period           39,375     $11.27      39,375     $11.27
                                       ======                 ======
Exercisable at end of period           36,875     $11.27      14,375     $10.73
                                       ======                 ======

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The options issued under the SIP have a remaining contractual life of 6.8 years. The options issued under the SOP have a remaining contractual life of 7.9 years.

8.   NET DECREASE IN NET ASSETS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted change in net assets attributable to common stockholders per share:

                                                              March 31,
                                                      -------------------------
                                                          2002          2001
                                                      -------------------------
Numerator:
    Net decrease in net
      assets from operations                            ($240,115)  ($1,153,166)
    Preferred stock dividends                             (28,788)      (28,787)
                                                      -----------   -----------
    Numerator for basic and diluted earnings
      per share - net decrease in net assets
      attributable to common stockholders               ($268,903)  ($1,181,953)
                                                      ===========   ===========

Denominator:
    Denominator for basic and diluted
      decrease in net assets from operations -
      weighted - average shares                         1,074,700     1,097,166

Basic and diluted net decrease in net
    assets from operations per share                       $(0.25)       $(1.08)
                                                           ======        ======

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

                                                        Period ended March 31,
                                                      -------------------------
                                                          2002          2001
                                                      -------------------------
Preferred stock convertible into 123,375
    shares of common stock                                123,375       123,375
Stock options                                              39,375        39,375

For additional information on the above securities, see Notes 4 and 7.

9.   NET ASSET VALUE PER SHARE

The following table sets forth the computation of net asset value per common share attributable to common stockholders:

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                                        March 31,   December 31,
                                                      -------------------------
                                                          2002          2001
                                                      -------------------------
Numerator:
    Numerator for net asset value per
      common share, as if converted basis              $2,652,842    $2,921,745
    Liquidation value of convertible
      preferred stock                                  (1,645,000)   (1,645,000)
                                                      -----------   -----------
    Numerator for net asset value per share
      attributable to common stockholders              $1,007,842    $1,276,745
                                                      ===========   ===========

Denominator:
    Number of common shares outstanding,
      denominator for net asset value per share
      attributable to common stockholders               1,074,700     1,074,700
    Number of shares of common stock to be
      issued upon conversion of preferred stock           123,375       123,375
                                                      -----------   -----------
    Denominator for net asset value per common
      share as if converted basis                       1,198,075     1,198,075
                                                      ===========   ===========

    Net asset value per share attributable
      to common stockholders                                $0.94         $1.19
                                                            =====         =====

    Net asset value per common share,
      as if converted basis                                 $2.21         $2.44
                                                            =====         =====

10.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities excluding short-term investments, aggregated $22,985 and $95,093 respectively, for the three months ended March 31, 2002, and $239,728 and $1,854,632 respectively, for the three months ended March 31, 2001.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


such common stock from Change at a repurchase price equal to $250,000, plus interest thereon at an annual rate of 10% from December 4, 2001 to the date of repurchase.

12.  SUBSEQUENT EVENT

     On April 3, 2002, Dial Communications Global Media, Inc. ("Newco"), a newly formed wholly-owned subsidiary of Excelsior, a majority-owned affiliate of Franklin, completed the acquisition of substantially all of the assets of Dial Communications Group, Inc. ("DCGI"), and Dial Communications Group, LLC ("DCGL" and together with DCGI, the "Dial Entities") used in connection with the Dial Entities' business of selling advertising relating to radio programming (the "Dial Acquisition"). The Dial Acquisition was completed pursuant to the Asset Purchase Agreement (the "Purchase Agreement"), dated as of April 1, 2002, by and among the Dial Entities, Franklin and Excelsior. Immediately prior to the closing of the transactions contemplated by the Purchase Agreement, Excelsior assigned all of its rights and obligations under the Purchase Agreement, as well as certain other assets and liabilities relating to the portion of Excelsior's business dedicated to the sale of advertising relating to radio programming, to Newco.

     The total purchase price for the Dial Acquisition will be an amount between $8,880,000 and $13,557,500. The initial consideration for the Dial Acquisition consisted of $6,500,000 in cash and a three year promissory note bearing interest at 4.5% issued by Newco in favor of DCGL in the aggregate principal amount of $460,000. In addition, the Purchase Agreement provides for the minimum payment of $1,920,000 of additional consideration, which is subject to increase to a maximum amount of $6,597,500 based upon the attainment of certain revenue and earnings objectives in 2002 and 2003. The additional consideration will be comprised of both cash and two additional promissory notes issued by Newco in favor of DCGL, each with an initial aggregate principal amount of $460,000 bearing interest at 4.5% that is subject to increase upon the attainment of such revenue and earnings objectives. Each of the promissory notes issued in consideration of the Dial Acquisition is convertible into shares of Franklin's common stock at a premium of 115% to 120% of the average closing prices of Franklin's common stock during a specified pre and post closing measurement period. Excelsior has paid to Franklin an amount equal to $300,000 in consideration of Franklin's obligations in connection with any Franklin common stock that may be issued pursuant to the terms of the Purchase Agreement or the promissory notes issued in consideration of the Dial Acquisition. For each share of common stock Franklin is required to issue under the Purchase Agreement or the promissory notes, Franklin will receive 0.86 shares of common stock in Excelsior.

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

FINANCIAL CONDITION

     The Corporation's total assets and net assets were, respectively, $3,887,764 and $2,652,842 at March 31, 2002, versus $4,098,866 and $2,921,745 at
December 31, 2001. Net asset value per share and on an as if converted basis was $0.94 and $2.21, respectively at March 31, 2001, versus $1.19 and $2.44 at December 31, 2001.

     The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                                 MARCH 31,          DECEMBER 31,
                                                    2002                2001
                                                -----------         -----------
Investments, at cost                            $ 3,815,490         $ 3,911,105
Unrealized depreciation                            (144,400)           (182,233)
                                                -----------         -----------
Investments, at fair value                      $ 3,671,090         $ 3,728,872
                                                ===========         ===========

     The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. For the three months ended March 31, 2002 and for the years ended December 31, 2001, and 2000, the Corporation has incurred a net investment loss from operations of approximately $0.3 million, $1.4 million and $2.3 million, respectively, a net decrease in net assets from operations of approximately $0.3 million, $2.4 million and $4.4 million, respectively, and has a working capital deficiency of approximately $1,000,000 at December 31, 2001. These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. The Corporation has entered into a proposed merger with Change Technology Partners, Inc. ("Change"), which management believes will alleviate the doubt as to whether the Corporation, as the surviving company in the merger, will be able to continue as a going concern, although there can be no assurance in this regard. See Note 11 to the Franklin financial statements. The merger is subject to a number of conditions, however, and therefore there can be no assurance that the merger will be completed on or before June 30, 2002 or at all. If the merger is not completed by June 30, 2002, either party may terminate the merger agreement. In the event merger is not completed, in order to alleviate the substantial doubt about the Corporation's ability to continue as a going concern, the Corporation would likely seek another merger partner or seek alternative financing. There can be no assurance that the Corporation would be able to find a suitable merger partner or be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

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

     Concurrently with the execution of the merger agreement, the parties entered into a stock purchase agreement pursuant to which Change agreed to purchase 250,000 shares of common stock of Excelsior Radio Networks, Inc. ("Excelsior") from Franklin for an aggregate purchase price of $250,000. In the event the merger between Franklin and Change is terminated, Franklin is required to repurchase all of such common stock from Change at a repurchase price equal to $250,000, plus interest thereon at an annual rate of 10% from December 4, 2001 to the date of repurchase. As a result of this transaction, Franklin owns 50.8% of Excelsior on a fully diluted basis and has 58.2% of voting control and Change owns 16.5% on a fully diluted basis and has 6.5% of voting control.

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

INVESTMENTS

     Franklin's primary investment is in Excelsior. A description of Franklin's other investments follows the description of Excelsior.

     EXCELSIOR

     At March 31, 2002, the Corporation had an investment in Excelsior, formerly known as eCom Capital, Inc., valued at $2,250,000, which represents 57.9% of the Corporation's total assets and 84.8% of its net assets. As of December 31, 2001, Franklin owned 50.8% of Excelsior on a fully diluted basis and had 58.2% of Excelsior's voting control.

     If the merger with Change is consummated, Franklin will change its name to Excelsior Communications Corporation. The business of the new combined company will focus on creating, producing and selling programs to the radio industry. In order to develop its business, Excelsior Communications will expand and grow the business of its majority-owned subsidiary, Excelsior through acquisitions, joint ventures and other efforts.

     Excelsior is a majority-owned affiliate of Franklin and was incorporated in 1999 under the laws of the State of Delaware. Excelsior had no operations until August 2001 when a group led by Franklin invested in Excelsior for the purpose of acquiring certain assets from Winstar Radio Networks, LLC, Winstar Global Media, Inc. and Winstar Radio Productions, LLC. Excelsior's principal executive offices are located at 450 Park Avenue, 10th Floor, New York, NY 10022.

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

     The assets purchased in the Dial Acquisition will be combined with Excelsior's Global Media division to create a national radio sales representation company with 2001 advertising sales revenues of almost $50 million and a client roster of over forty independent radio production companies.

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

     On August 28, 2001, the Corporation purchased $2,500,000 worth of Excelsior Common Stock and issued a secured note for $150,000. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. On November 28, 2001, $75,000 of the secured note was paid back to Franklin. On February 28, 2002, the remaining $75,000 of the secured note was paid back to Franklin. As part of the merger agreement between Franklin and Change, Franklin sold to Change 250,000 shares of its common stock in Excelsior.

     ALACRA CORPORATION

     At March 31, 2002, the Corporation had an investment in Alacra Corporation ("Alacra"), valued at $1,000,000, which represents 25.7% of the Corporation's total assets and 37.7% of its net assets. Alacra, headquartered in New York and London, is a leading provider of Internet-based online information services. Alacra provides a service called .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft

Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuite(TM), a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbook(TM), a tool for company peer analysis; and Portal B(TM), a fully integrated business information portal.

     On April 20, 2000, the Corporation purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. In connection with this investment, Franklin was granted observer rights for Alacra Board of Directors meetings.

     EXCOM VENTURES, LLC

     At March 31, 2002, the Corporation had an investment in Excom Ventures, LLC ("Excom") valued at $0 at March 31, 2002. Excom was formed as a limited liability holding company for the purpose of investing in Expert Commerce, Inc. ("Expert Commerce"). Expert Commerce is a Business-to-Business purchase evaluation engine that simulates the way people make decisions. Based on intelligent and proven technology, the engine helps structure complex decisions and provides an audit trail to justify transactions, empowering buyers to make purchase decisions with confidence.

     On June 26, 2000, the Corporation purchased $140,000 worth of Excom Units. At December 31, 2001, the Board of Franklin had determined that this investment had no value and had marked these securities down to reflect that determination.

     PRIMAL SOLUTIONS, INC.

     The Corporation has an investment in Primal Solutions, Inc. ("Primal") valued at $8,915 at March 31, 2002, which represents 0.2% of the Corporation's total assets and 0.3% of its net assets. Primal's common stock is quoted on the OTC Electronic Bulletin Board under the symbol "PSOL." Primal, based in Irvine, California, is a leading provider of Web-based integrated customer management and intelligence solutions that allow rapidly evolving communications and Internet service providers to stay connected with and grow their customers. It does this through an integrated suite of applications that can track and analyze customer behavior and preferences, collect usage information, and support billing and customer care back-office requirements, including those of emerging IP billing markets.

     On February 13, 2001, Primal was spun-off from Avery Communications, Inc. ("Avery"). As a result of this spin-off Franklin received 1,533,938 fully registered and marketable shares of common stock of Primal at an allocated cost basis of $245,430. During the three months ended March 31, 2002, Franklin sold 272,500 shares of common stock for $20,093 realizing a loss of $23,507.

     STRUCTURED WEB, INC.

     At March 31, 2002, the Corporation had an investment in Structured Web, Inc. ("Structured Web") valued at $350,000, which represents 9.0% of the Corporation's total assets and 13.2% of its net assets. Structured Web develops web building blocks to enable small businesses to create and manage their own digital nerve system easily and at an affordable price. Structured Web's object-based proprietary technology enables customers to choose from a growing selection of "WebBlocks" including content, communication, commerce and services.

     On August 8, 2000, the Corporation purchased $350,000 worth of Structured Web convertible preferred stock. In connection with this investment, Franklin was granted observer rights on Structured Web board of directors.

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

     The Corporation had investment income of $91,549 and $42,557 for the three months ended March 31, 2002 and 2001, respectively. The increase in investment income for the three months ended March 31, 2002 when compared to March 31, 2001, was primarily the result of the receipt of a management fee from Excelsior.

     Operating expenses were $345,990 and $432,654 for the three months ended March 31, 2002 and 2001, respectively. A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Professional fees consist of general legal fees, audit and tax fees and investment related legal fees. The Corporation was reimbursed approximately $30,000 for salary and benefit expense for its chief financial officer under the terms of the management agreement with Excelsior. This reimbursement has been recorded as a reduction in operating expenses.

     Net investment losses from operations were $254,441 and $390,097 for the three months ended March 31, 2002 and 2001, respectively.

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

NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS:

     During the three months ended March 31, 2002 and 2001, the Corporation realized net (loss) gains before taxes of ($23,507) and $225,044 respectively, from the disposition of various investments.

UNREALIZED APPRECIATION OF INVESTMENTS:

     Unrealized appreciation of investments, increased by $37,833 during the three months ended March 31, 2002, primarily from unrealized gains due to the sale of Primal.

     Unrealized appreciation of investments, decreased by $977,581 during the three months ended March 31, 2001, primarily from unrealized gains due to the decrease in value of Franklin's investment in Go America. This increase was partially offset by the sale of Franklin's investment in Avery Communications.

LIQUIDITY AND CAPITAL RESOURCES

     The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. For the three months ended March 31, 2002 and for the years ended December 31, 2001, and 2000, the Corporation has incurred a net investment loss from operations of approximately $0.3, $1.4 million and $2.3 million, respectively, a net decrease in net assets from operations of approximately $0.3, $2.4 million and $4.4 million, respectively, and has a working capital deficiency of approximately $1,000,000 at December 31, 2001. These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. The Corporation has entered into a proposed merger with Change Technology Partners, Inc., which management believes will alleviate the doubt as to whether the Corporation, as the surviving company in the merger, will be able to continue as a going concern, although there can be no assurance in this regard. See Note 11 to the Franklin financial statements. The merger is subject to a number of conditions, however, and therefore there can be no assurance that the merger will be completed on or before June 30, 2002 or at all. If the merger is not completed by June 30, 2002, either party may terminate the merger agreement. In the event merger is not completed, in order to alleviate the substantial doubt about the Corporation's ability to continue as a going concern, the Corporation would likely seek another merger partner or seek alternative financing. There can be no assurance that the Corporation would be able to find a suitable merger partner or be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

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

     o If the merger is terminated and the board of directors seeks another merger or business combination, Franklin's stockholders cannot be certain that Franklin will be able to find a partner.

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

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC ("Sunshine") and four other defendants affiliated with Winstar Communications, Inc. in the Superior Court of the State of California for the County of Los Angeles. The lawsuit, which has subsequently been removed to the United States District Court for the Central District of California, alleges that the Winstar defendents conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleges that Franklin and Sunshine joined the alleged conspiracy. The business was initially acquired by certain entities affiliated with Winstar Communications and, subsequently, the assets of such business were sold to Franklin and Sunshine (see Note 6). Concurrently with such purchase, Franklin transferred such assets to Excelsior. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. On January 7, 2002, Franklin filed a motion to dismiss the lawsuit or, in the alternative, to transfer venue to the United States District Court of the Southern District of New York. The plaintiffs filed a motion opposing Franklin's request on January 28, 2002. Franklin's motion for dismissal was granted on February 25, 2002, due to improper venue. The venue has been changed to New York. Franklin believes that plaintiffs' claims are without merit and intends to defend this lawsuit vigorously, though the outcome cannot be predicted at this time. An unfavorable outcome in this lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations.

Item 2.   Changes in Securities and Use of Proceeds

                    Not applicable

Item 3.   Defaults Upon Senior Securities Holders

                    Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

                    Not applicable

Item 5.   Other Information

                    Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    Not applicable

          (b) Reports on Form 8-K. The Corporation filed a report on Form 8-K on April 3, 2002 announcing the acquisition of the Dial Entities.


                                    SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FRANKLIN CAPITAL CORPORATION

Date: May 15, 2002                  By: /s/
                                        ----------------------------------------
                                        Hiram M. Lazar
                                        CHIEF FINANCIAL OFFICER