Form 10-Q
period 2002-06-30
FRANKLIN CAPITAL CORP
filed 2002-08-14
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
     X       Quarterly Report Pursuant to  Section 13 or 15(d) of the Securities
     -       and Exchange Act of 1934

      For the Quarterly period ended June 30, 2002
                                     -------------

                                            or

     _ Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the transition period from ________________ to ___________________

Commission File No.   1-9727
                     -------

                          Franklin Capital Corporation
                          ----------------------------
               (Exact name of registrant specified in its charter)

         Delaware                                       13-3419202
---------------------------                 ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

450 Park Avenue, 10th Floor, New York, New York                    10022
-----------------------------------------------              -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (212) 486-2323
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -   -

The number of shares of common stock outstanding as of August 12, 2002 was 1,064,500.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
         Item 1.  Financial Statements (Unaudited)
                  Balance Sheets
                  Statements of Operations
                  Statements of Cash Flows
                  Statements of Changes in Net Assets
                  Portfolio of Investments
                  Notes to Financial Statements
         Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
                  Critical Accounting Policies
                  Statement of Operations
                  Financial Condition
                  Proposed Merger with Change Technology Partners, Inc. Investments
                  Results of Operations
                  Liquidity and Capital Resources
                  Risks
         Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         The information furnished in the accompanying financial statements reflects all adjustments consisting of normal recurring accruals that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                   JUNE 30,             DECEMBER 31,
                                                                                                     2002                  2001
                                                                                                 (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market value (cost: June 30,
    2002 - $57,660; December 31, 2001 - $34,675)  (Note 2)                                       $     51,675          $     34,675
Investments, at fair value (cost: June 30, 2002 - $3,640,000;
    December 31, 2001 - $3,876,430)  (Note 2)
         Excelsior Radio Networks, Inc.                                                             5,500,000             2,325,000
         Other investments                                                                          1,000,000             1,369,197
                                                                                                 ------------          ------------
                                                                                                    6,500,000             3,694,197
                                                                                                 ------------          ------------

Cash and cash equivalents (Note 2)                                                                    181,215               279,728
Other assets                                                                                           78,980                90,266
                                                                                                 ------------          ------------

TOTAL ASSETS                                                                                     $  6,811,870          $  4,098,866
                                                                                                 ============          ============


------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Note payable                                                                                     $  1,000,000          $  1,000,000
Accounts payable and accrued liabilities                                                              668,310               177,121
                                                                                                 ------------          ------------

TOTAL LIABILITIES                                                                                   1,668,310             1,177,121
                                                                                                 ------------          ------------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
    5,000,000 shares authorized; 16,450 shares issued and outstanding at June 30, 2002 and December 31, 2001
    (Liquidation preference $1,645,000) (Note 4)                                                       16,450                16,450
Common stock, $1 par value: 5,000,000 shares authorized;
    1,505,888 shares issued:1,065,100 shares outstanding at June 30,
    2002 and 1,074,700 at December 31,2001 (Note 6)                                                 1,505,888             1,505,888
Additional paid-in capital                                                                         10,571,610            10,271,610
Unrealized appreciation (depreciation) of investments (Notes 2 and 3)                               2,854,015              (182,233)
Accumulated deficit                                                                                (7,249,801)           (6,170,614)
                                                                                                 ------------          ------------
                                                                                                    7,698,162             5,441,101
Deduct common stock held in treasury, at cost, 440,788 shares at
    June 30, 2002, and 431,188 shares at December 31, 2001 (Note 4)                                (2,554,602)           (2,519,356)
                                                                                                 ------------          ------------
    Net assets (See Note 9 for per share information)                                               5,143,560             2,921,745
                                                                                                 ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $  6,811,870          $  4,098,866
                                                                                                 ============          ============

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF OPERATIONS
(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                                  JUNE 30,                         JUNE 30,
                                                                             2002            2001            2002            2001
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME
    Interest and dividend income                                               $560         $14,802          $2,109         $57,359
    Management fees                                                         120,000            --           210,000            --
                                                                        -----------     -----------     -----------     -----------
                                                                            120,560          14,802         212,109          57,359
                                                                        -----------     -----------     -----------     -----------

EXPENSES
    Salaries and employee benefits                                          212,115         225,081         393,891         477,271
    Professional fees                                                        35,325          41,325          71,250          82,650
    Rent                                                                     28,242          29,783          63,396          59,567
    Insurance                                                                10,982          10,599          22,130          21,199
    Directors' fees                                                             501             501           1,001          19,001
    Taxes other than income taxes                                             9,194           8,505          28,090          29,259
    Newswire and promotion                                                      999           1,000           1,999           2,000
    Depreciation and amortization                                             4,242           4,999           8,485           9,997
    Interest expense                                                          8,850            --            17,700            --
    Expenses related to proposed merger                                     200,000            --           200,000            --
    General and administrative                                               44,565          64,300          93,063         117,803
                                                                        -----------     -----------     -----------     -----------
                                                                            555,015         386,093         901,005         818,747
                                                                        -----------     -----------     -----------     -----------

Net investment loss from operations                                        (434,455)       (371,291)       (688,896)       (761,388)

Net realized (loss) gain on portfolio of investments:
     Investment securities:
          Affiliated                                                           --              --              --           137,757
          Unaffiliated                                                     (309,209)        499,911        (332,716)        587,198
                                                                        -----------     -----------     -----------     -----------

Net realized (loss) gain on portfolio of investments                       (309,209)        499,911        (332,716)        724,955

Benefit for current income taxes                                               --           (12,208)           --            (1,676)
                                                                        -----------     -----------     -----------     -----------

Net realized (loss) gain                                                   (743,664)        140,828      (1,021,612)        (34,757)

Increase (decrease) in unrealized appreciation of investments
     Investment securities:
          Affiliated                                                      3,000,000            --         3,000,000         419,699
          Unaffiliated                                                       (1,585)       (555,140)         36,248      (1,952,420)
                                                                        -----------     -----------     -----------     -----------

Increase (decrease) in unrealized appreciation of investments             2,998,415        (555,140)      3,036,248      (1,532,721)
                                                                        -----------     -----------     -----------     -----------

Net increase (decrease) in net assets from operations                     2,254,751        (414,312)      2,014,636      (1,567,478)

Preferred dividends                                                          28,787          28,788          57,575          57,575
                                                                        -----------     -----------     -----------     -----------

Net increase (decrease) in net assets attributable to
   common stockholders                                                   $2,225,964       ($443,100)     $1,957,061     ($1,625,053)
                                                                         ==========     ===========     ===========     ===========

Basic net increase (decrease) per share in net assets
  attributable to common stockholders per share (Note 8)                      $2.08          ($0.41)          $1.83          ($1.49)
                                                                         ==========     ===========     ===========     ===========

Diluted net increase (decrease) per share in net assets
  attributable to common stockholders per share (Note 8)                      $1.89          ($0.41)          $1.69          ($1.49)
                                                                         ==========     ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

For the Six Months Ended June 30,                                                                            2002              2001
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net increase (decrease) in net assets from operations                                                $2,014,636       ($1,567,478)
  Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
      Depreciation and amortization                                                                         8,485             9,997
      (Increase) decrease in unrealized appreciation of investments                                    (3,036,248)        1,532,721
      Net realized loss (gain) on portfolio of investments, net of current income taxes                   332,715          (726,631)

      Changes in operating assets and liabilities:
        Decrease in other assets                                                                            2,801             7,556
        Decrease (increase) in accounts payable and accrued liabilities,
        excluding change in current income taxes payable                                                  241,189           (97,041)
                                                                                                       ----------        -----------
          Total adjustments                                                                            (2,451,058)          726,602
                                                                                                       ----------        -----------

          Net cash used in operating activities                                                          (436,422)         (840,876)
                                                                                                       ----------        -----------

Cash flows from investing activities:
  Proceeds from sale of affiliates                                                                           --           1,519,421
  Proceeds from sale of other investments                                                                  78,715           985,583
  Proceeds from sale of marketable investment securities                                                     --             442,960
  Loan payments from majority-owned affiliate                                                              75,000              --
  Purchases of other investments                                                                             --             (49,095)
  Purchases of marketable investment securities                                                           (22,985)         (512,449)
                                                                                                       ----------        -----------

          Net cash provided by investing activities                                                       130,730         2,386,420
                                                                                                       ----------        -----------

Cash flows from financing activities:
  Payment of preferred dividends                                                                          (57,575)          (57,575)
  Proceeds for conversion right                                                                           300,000              --
  Purchases of treasury stock                                                                             (35,246)         (115,359)
                                                                                                       ----------        -----------

          Net cash provided by (used in) financing activities                                             207,179          (172,934)
                                                                                                       ----------        -----------

Net (decrease) increase in cash and cash equivalents                                                      (98,513)        1,372,610

Cash and cash equivalents at beginning of period                                                          279,728           647,565
                                                                                                       ----------        -----------

Cash and cash equivalents at end of period                                                               $181,215        $2,020,175
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

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Three Months Ended            Six Months Ended
                                                                                    June 30,                     June 30,
                                                                               2002          2001            2002          2001
-----------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in net assets from operations:
   Net investment loss                                                       ($434,455)     ($371,291)     ($688,896)     ($761,388)
   Net realized (loss) gain on portfolio of investments,
       net of current income taxes                                            (309,209)       512,119       (332,716)       726,631
   Increase (decrease) in unrealized appreciation of investments             2,998,415       (555,140)     3,036,248     (1,532,721)
                                                                           -----------    -----------    -----------    -----------

       Net increase (decrease) in net assets from operations                 2,254,751       (414,312)     2,014,636     (1,567,478)

Capital stock transactions:
   Payment of dividends on preferred stock                                     (28,787)       (28,788)       (57,575)       (57,575)
   Proceeds for conversion right                                               300,000           --          300,000           --
   Purchase of treasury stock                                                  (35,246)      (105,700)       (35,246)      (115,359)
                                                                           -----------    -----------    -----------    -----------

       Total increase (decrease) in net assets                               2,490,718       (548,800)     2,221,815     (1,740,412)
                                                                           -----------    -----------    -----------    -----------

Net assets at beginning of period                                            2,652,842      4,387,468      2,921,745      5,579,080
                                                                           -----------    -----------    -----------    -----------

Net assets at end of period                                                $ 5,143,560    $ 3,838,668    $ 5,143,560    $ 3,838,668
                                                                           ===========    ===========    ===========    ===========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
===============================================================================

PORTFOLIO OF INVESTMENTS

--------------------------------------------------------------------------------

MARKETABLE INVESTMENT SECURITIES
--------------------------------------------------------------------------------

                                                                                                NUMBER OF
                                                                                                SHARES OR                MARKET
                                                                                                PRINCIPAL                 VALUE
JUNE 30, 2002 (2)                                                                               AMOUNT ($)    COST(1)    (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------
Communications Intelligence Corporation (Common Stock)                                                          $22,985     $17,000
Certificate of Deposit - 1.21%, due 07/03/2002                                                                   34,675      34,675
                                                                                                               -------       ------

     Total Marketable Investment Securities
          (0.8% of total investments and 1.0% of net assets)                                                    $57,660     $51,675
                                                                                                               ========     =======

-----------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                NUMBER OF
                                                                                                SHARES OR               DIRECTORS'
                                                                                      EQUITY    PRINCIPAL               VALUATION
JUNE 30, 2002 (2)                                               INVESTMENT           INTEREST    AMOUNT($)    COST(1)    (NOTE 2)
-----------------------------------------------------------------------------------------------------------------------------------
MAJORITY OWNED AFFILIATE

Excelsior Radio Networks, Inc.                            Common stock and warrants    100.00%   2,512,87    $2,500,000  $5,500,000
Total Excelsior Radio Networks, Inc.
  (83.9% of total investments and 106.9% of net assets)                                 56.41%
     (Radio production and advertising sales)                                     (fully diluted)

AFFILIATES

Excom Ventures, LLC
   (0.0% of total investments and 0.0% of net assets)              Units                18.64%     140,000      140,000          --
     (Purchase evaluation software)

OTHER INVESTMENTS

Alacra Corporation
   (15.3% of total investments and
   19.4% of net assets)                                  Convertible Preferred Stock     1.68%     321,543    1,000,000   1,000,000
                                                                                                             ----------   ---------
    (Internet-based information provider)

     Investments, at Fair Value                                                                               3,640,000   6,500,000
                                                                                                             ==========   =========

--------------------------------------------------------------------------------

(1) Book cost equals tax cost for all investments
(2) Total investments refers to investments and marketable investment securities.

   The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002

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

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. For the six months ended June 30, 2002 and for the years ended December 31, 2001, and 2000, the Corporation has incurred a net investment loss from operations of approximately $0.7 million, $1.4 million, and $2.3 million, respectively, and has a working capital deficiency of approximately $1.4 million at June 30, 2002. (Working capital is defined as total liabilities less liquid assets.) These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. In order to alleviate the substantial doubt about the Corporation's ability to continue as a going concern, the Corporation is seeking a merger partner or an alternative financing source. There can be no assurance that the Corporation would be able to find a suitable merger partner or be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

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

The Corporation paid no interest or income taxes during the six months ended June 30, 2002 and 2001.

At June 30, 2002 and 2001, the Corporation held cash and cash equivalents primarily in money market funds at two commercial banking institutions, and one broker/dealer.

VALUATION OF INVESTMENTS

Security investments which are publicly traded on a national exchange or Nasdaq Stock Market are stated at the last reported sales price on the day of valuation, or if no sale was reported on that date, then the securities

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

NET INCREASE (DECREASE) IN NET ASSETS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net increase (decrease) in net assets per share attributable to common stockholders is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

RECLASSIFICATION

Certain amounts in prior years have been reclassified to conform with the current year presentation.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  INCOME TAXES

For the six months ended June 30, 2002 and 2001, Franklin's tax (provision) benefit was based on the following:

                                                                                                   2002                      2001
                                                                                               -----------              -----------
Net investment loss from operations ..............................................             $  (688,896)             $  (761,388)
Net realized (loss) gain on portfolio of investments .............................                (332,716)                 724,955
Increase (decrease) in unrealized appreciation ...................................               3,036,248               (1,532,721)
                                                                                               -----------              -----------
     Pre-tax book income (loss) ..................................................             $ 2,014,636              $(1,569,154)
                                                                                               ===========              ===========

                                                                                                   2002                      2001
                                                                                               -----------              -----------
Tax (provision) benefit at 34% on $2,014,636 and
  $(1,569,154), respectively .....................................................             $  (685,000)             $   533,000
State and local, net of Federal benefit ..........................................                    --                     41,000
Other ............................................................................                 (44,000)                  (7,000)
Change in valuation allowance ....................................................                 729,000                 (565,000)
                                                                                               -----------              -----------
                                                                                               $      --                $     2,000
                                                                                               ===========              ===========
The components of the tax provision are as follows:

                                                                                                   2002                      2001
                                                                                               -----------              -----------
Current state and local tax provision ............................................             $      --                $     2,000
Deferred tax expense .............................................................                    --                       --
                                                                                               -----------              -----------
Provision for income taxes .......................................................             $      --                $     2,000
                                                                                               ===========              ===========

Deferred income tax provision reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At June 30, 2002 and December 31, 2001, significant deferred tax assets and liabilities consist of:

                                                                                                         Asset (Liability)
                                                                                               -------------------------------------
                                                                                                 June 30,               December 31,
                                                                                                   2002                     2001
                                                                                               -----------              -----------
Deferred Federal and state benefit from net operating
  loss carryforward ..............................................................             $ 2,293,000              $ 1,905,000
Deferred Federal and state provision on unrealized
  (appreciation) depreciation of investments .....................................              (1,051,000)                  66,000
Valuation allowance ..............................................................              (1,242,000)              (1,971,000)
                                                                                               -----------              -----------
Deferred taxes ...................................................................             $      --                $      --
                                                                                               ===========              ===========

At December 31, 2001, Franklin had net operating loss carryforwards for income tax purposes of approximately $5,291,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $1,905,000.

4. STOCKHOLDERS' EQUITY

The accumulated deficit at June 30, 2002, consists of accumulated net realized gains of $4,657,000 and accumulated investment losses of $11,907,000.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 525,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. During the six months ended June 30, 2002, Franklin purchased 9,600 shares of its common stock for an aggregate price of $35,246. As of June 30, 2002, the Corporation has repurchased 491,950 shares of its common stock of which 440,788 shares remain in treasury at June 30, 2002.

5.  COMMITMENTS AND CONTINGENCIES

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC ("Sunshine") and four other defendants affiliated with Winstar Communications, Inc. in the Superior Court of the State of California for the County of Los Angeles. The lawsuit, which has subsequently been removed to the United States District Court for the Central District of California, alleges that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleges that Franklin and Sunshine joined the alleged conspiracy. The business was initially acquired by certain entities affiliated with Winstar Communications and, subsequently, the assets of such business were sold to Franklin and Sunshine (see Note 6). Concurrently with such purchase, Franklin transferred such assets to Excelsior. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. On January 7, 2002, Franklin filed a motion to dismiss the lawsuit or, in the alternative, to transfer venue to the United States District Court of the Southern District of New York. The plaintiffs filed a motion opposing Franklin's request on January 28, 2002. Franklin's motion for dismissal was granted on February 25, 2002, due to improper venue. On June 7, 2002, the plaintiffs filed their complaint to the United States District Court of the Southern District of New York. On July 12, 2002, Franklin filed a motion to dismiss the complaint. Franklin believes that plaintiffs' claims are without merit and intends to defend this lawsuit vigorously, though the outcome cannot be predicted at this time. An unfavorable outcome in this lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations.

6. TRANSACTIONS WITH AFFILIATES

On February 1, 2001, Franklin sold to Avery Communications, Inc. ("Avery") 1,183,938 shares of common stock and 350,000 shares of preferred stock of Avery representing Franklin's entire holding in Avery, for $1,557,617 plus accrued dividends on the preferred stock for a realized gain net of expenses of $137,759. As part of the sale Franklin retained the right to receive 1,533,938 shares of Primal Solutions, Inc. ("Primal") a then wholly-owned subsidiary of Avery. On February 13, 2001, Primal announced that Avery had completed a spin-off of Primal and Franklin received 1,533,938 fully registered and marketable shares of Primal. During the year ended December 31, 2001, Franklin sold 1,150,000 shares of Primal for total proceeds of $53,861, realizing a loss of $130,139. During the six months ended June 30, 2002, Franklin sold its remaining position of 383,938 shares for total proceeds of $28,715, realizing a loss of $32,715.

On August 28, 2001, Franklin along with Sunshine Wireless LLC ("Sunshine") purchased the assets of Winstar Radio Networks, Global Media and Winstar Radio Productions (collectively "WRN") for a total purchase price of $6.25 million. Change Technology Partners, Inc. ("Change"), a public company, provided $2.25 million of senior financing for the deal. The acquisition was consummated through eCom Capital Inc., subsequently renamed Excelsior Radio Networks, Inc. ("Excelsior"), a then wholly-owned subsidiary of

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Franklin. Franklin's total investment was $2.5 million consisting of $1.5 million in cash and a $1 million note payable to WRN. The note was due February 28, 2002 with interest at 3.54% and has a right of set-off against certain representations and warranties made by WRN. In October 2001, a legal proceeding was filed against WRN, which also named Franklin as a defendant, in which the representations and warranties made by WRN have been challenged. Until the time that this action is settled the due date of the note is extended indefinitely (see Note 5). Additionally, Franklin provided a $150,000 note receivable to Excelsior. The note bore interest at 10% per annum and was issued for a ninety-day rolling period. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. As of June 30, 2002, this note has been repaid. In contemplation of a proposed merger agreement between Franklin and Change (see
Note 11), Franklin sold to Change 250,000 shares of common stock in Excelsior for $250,000. Franklin is obligated to repurchase the 250,000 shares of Excelsior's common stock by August 29, 2002, for $250,000 plus interest at an annual rate of 10% from December 4, 2001 to the date of repurchase. After its repurchase of the shares from Change, Franklin will own 56.4% of Excelsior on a fully diluted basis and will have 64.7% of voting control. In addition, Franklin has the right to nominate four directors to Excelsior's seven-person board of directors.

At the closing, Franklin entered into a services agreement with Excelsior whereby Franklin will provide Excelsior with certain services. In consideration for the services provided, for a period of six months Franklin would receive $30,000 per month and be reimbursed for all direct expenses. Subsequently, Franklin's monthly fee will be determined by a majority of the non-Franklin directors; however, said management fee will be no less than $15,000 per month. Franklin will continue to be reimbursed for all direct expenses. Finally, Franklin's chief financial officer will serve in that capacity for Excelsior and his salary and benefits will be allocated between Excelsior and Franklin on an 80/20 basis. During the six months ended June 30, 2002, Franklin earned $210,000 in management fees and was reimbursed $60,468 for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses on Franklin.

On April 3, 2002, Dial Communications Global Media, Inc. ("DCGM"), a newly formed wholly-owned subsidiary of Excelsior, a majority-owned affiliate of Franklin, completed the acquisition of substantially all of the assets of Dial Communications Group, Inc. ("DCGI"), and Dial Communications Group, LLC ("DCGL" and together with DCGI, the "Dial Entities") used in connection with the Dial Entities' business of selling advertising relating to radio programming (the "Dial Acquisition"). The Dial Acquisition was completed pursuant to the Asset Purchase Agreement (the "Purchase Agreement"), dated as of April 1, 2002, by and among the Dial Entities, Franklin and Excelsior. Immediately prior to the closing of the transactions contemplated by the Purchase Agreement, Excelsior assigned all of its rights and obligations under the Purchase Agreement, as well as certain other assets and liabilities relating to the portion of Excelsior's business dedicated to the sale of advertising relating to radio programming, to DCGM.

The total purchase price for the Dial Acquisition will be an amount between $8,880,000 and $13,557,500. The initial consideration for the Dial Acquisition consisted of $6,500,000 in cash and a three year promissory note bearing interest at 4.5% issued by DCGM in favor of DCGL in the aggregate principal amount of $460,000. In addition, the Purchase Agreement provides for the minimum payment of $1,920,000 of additional consideration, which is subject to increase to a maximum amount of $6,597,500 based upon the attainment of certain revenue and earnings objectives in 2002 and 2003. The additional consideration will be comprised of both cash and two additional promissory notes issued by DCGM in favor of DCGL, each with an initial aggregate principal amount of $460,000 bearing interest at 4.5% that is subject to increase upon the

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

attainment of such revenue and earnings objectives. Each of the promissory notes issued in consideration of the Dial Acquisition is convertible into shares of Franklin's common stock at a premium of 115% to 120% of the average closing prices of Franklin's common stock during a specified pre and post closing measurement period. Excelsior has paid to Franklin an amount equal to $300,000 in consideration of Franklin's obligations in connection with any Franklin common stock that may be issued pursuant to the terms of the Purchase Agreement or the promissory notes issued in consideration of the Dial Acquisition. For each share of common stock Franklin is required to issue under the Purchase Agreement or the promissory notes, Franklin will receive 0.86 shares of common stock in Excelsior.

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

Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Pro forma information determined consistent with the fair value method required by FASB Statement No. 123, is as follows for the years ended:

                                              June 30, 2002        June 30, 2001
                                              -------------        -------------
Net increase (decrease) in net assets
   attributable to common stockholders:
As reported                                   $ 1,957,061           ($1,625,053)
Pro forma                                     $ 1,954,694           ($1,644,046)

Basic net increase (decrease) in net assets
   attributable to common stockholders per share:
As reported                                      $   1.83              ($  1.49)
Pro forma                                        $   1.83              ($  1.51)

Diluted net increase (decrease) in net assets
   attributable to common stockholders per share:
As reported                                      $   1.69              ($  1.49)
Pro forma                                        $   1.69              ($  1.51)

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

No options were granted during the six months ended June 30, 2002 and 2001.

The following is a summary of the status of the Stock Option Plans during the six months ended:

                                                                           June 30, 2002                       June 30, 2001
                                                                           -------------                       -------------
                                                                                        Weighted                           Weighted
                                                                                         Average                            Average
                                                                                        Exercise                           Exercise
                                                                     Shares               Price            Shares            Price
                                                                     ------             ---------          -------         ---------
Outstanding at beginning of
   period                                                            39,375             $   11.27          39,375          $   11.27
Granted                                                                --                    --              --                --
Exercised                                                              --                    --              --                --
Forfeited                                                            18,750             $   11.13            --                --
Expired                                                                --                    --              --                --
                                                                     ------                                ------
Outstanding at end of period                                         20,625             $   11.39          39,375          $   11.27
                                                                     ======                                ======
Exercisable at end of period                                         20,625             $   11.39          26,875          $   10.73
                                                                     ======                                ======

The options issued under the SIP have a remaining contractual life of 6.5 years. The options issued under the SOP have a remaining contractual life of 7.6 years.

8. NET INCREASE (DECREASE) IN NET ASSETS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted change in net assets attributable to common stockholders per share:

                                                                        Three Months ended                Six Months ended
                                                                               June 30,                          June 30,
                                                                    ----------------------------------------------------------------
                                                                         2002             2001             2002            2001
                                                                    ----------------------------------------------------------------
Numerator:
         Net increase (decrease) in net
            assets from operations                                   $ 2,254,751      ($  414,312)     $ 2,014,636      ($1,567,478)
         Preferred stock dividends                                       (28,787)         (28,788)         (57,575)         (57,575)
                                                                     -----------      -----------      -----------      -----------
         Numerator for basic and diluted earnings per
            share - net increase (decrease) in net assets
            attributable to common stockholders                      $ 2,225,964      ($  443,100)     $ 1,957,061      ($1,625,053)
                                                                     ===========      ===========      ===========      ===========

Denominator:
         Denominator for basic increase
           (decrease) in net assets from
           operations - weighted - average shares                      1,069,232        1,086,081        1,068,534        1,091,624

         Conversion of preferred stock                                   123,375             --            123,375             --
                                                                     -----------      -----------      -----------      -----------

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

         Denominator for diluted increase
           (decrease) in net assets from
           operations - weighted - average shares                      1,192,607        1,086,081        1,191,909        1,091,624

Basic net increase (decrease) in net
         assets from operations per share                                  $2.08           ($0.41)           $1.83           ($1.49)
                                                                     ===========      ===========      ===========      ===========

Diluted net increase (decrease) in net
         assets from operations per share                                  $1.89           ($0.41)           $1.69           ($1.49)
                                                                     ===========      ===========      ===========      ===========

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

Preferred stock convertible into 123,375 shares of common stock was antidilutive for the three and six months ended June 30, 2001. Stock options were antidilutive for the three and six months ended June 30, 2002.

For additional information on the above securities, see Note 7.

9. NET ASSET VALUE PER SHARE

The following table sets forth the computation of net asset value per common share attributable to common stockholders:

                                                                                                     June 30,          December 31,
                                                                                                   --------------------------------
                                                                                                       2002                2001
                                                                                                   --------------------------------
Numerator:
         Numerator for net asset value per
           common share, as if converted basis                                                      $5,143,560           $2,921,745
         Liquidation value of convertible preferred
           stock                                                                                    (1,645,000)          (1,645,000)
                                                                                                   -----------          -----------

         Numerator for net asset value per share
           attributable to common stockholders                                                      $3,498,560           $1,276,745
                                                                                                   ===========          ===========

Denominator:
         Number of common shares outstanding,
           denominator for net asset value per share
           attributable to common stockholders                                                       1,065,100            1,074,700
         Number of shares of common stock to be
           issued upon conversion of preferred stock                                                   123,375              123,375
                                                                                                   -----------          -----------
         Denominator for net asset value per common
           share as if converted basis                                                               1,188,975            1,198,075
                                                                                                   ===========          ===========

         Net asset value per share attributable to common stockholders                                   $3.28                $1.19
                                                                                                   ===========          ===========

         Net asset value per common share, as if converted basis                                         $4.33                $2.44
                                                                                                   ===========          ===========

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities excluding short-term investments, aggregated $22,985 and $78,715 respectively, for the six months ended June 30, 2002, and $561,544 and $2,947,141 respectively, for the six months ended June 30, 2001.

11. MERGER WITH CHANGE TECHNOLOGY PARTNERS, INC.

On July 1, 2002, Franklin executed its right to terminate the merger agreement that had been entered into on December 4, 2001, between Change Technology Partners, Inc. ("Change") and Franklin pursuant to which Change would have been merged with and into Franklin. Had the merger gone through Change shareholders would have owned approximately 80% of Franklin with the balance held by Franklin's current stockholders.

Concurrently with the execution of the merger agreement, the parties entered into a stock purchase agreement pursuant to which Change agreed to purchase 250,000 shares of common stock of Excelsior from Franklin for an aggregate purchase price of $250,000. Since the merger between Franklin and Change has terminated pursuant to the terms of the merger agreement, Franklin is required to repurchase all of such common stock from Change at a repurchase price equal to $250,000, plus interest thereon at an annual rate of 10% from December 4, 2001 to the date of repurchase. Franklin is obligated to repurchase the shares no later than August 29, 2002. As of June 30, 2002, the $250,000 for the repurchase as well as $200,000 in estimated expenses related to the merger have been accrued for by Franklin.

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

FINANCIAL CONDITION

         The Corporation's total assets and net assets were, respectively, $6,811,870 and $5,143,560 at June 30, 2002, versus $4,098,866 and $2,921,745 at
December 31, 2001. Net asset value per share attributable common stockholders and on an as if converted basis was $3.28 and $4.33, respectively at June 30, 2002, versus $1.19 and $2.44 at December 31, 2001.

         The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                             JUNE 30, 2000     DECEMBER 31, 2001
                                             --------------    -----------------
Investments, at cost                           $3,697,660         $3,911,105
Unrealized appreciation (depreciation)          2,854,015           (182,233)
                                              -----------        -----------
Investments, at fair value                     $6,551,675         $3,728,872
                                              ===========        ===========

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. For the six months ended June 30, 2002 and for the years ended December 31, 2001, and 2000, the Corporation has incurred a net investment loss from operations of approximately $0.7 million, $1.4 million, and $2.3 million, respectively, and has a working capital deficiency of approximately $1.4 million at June 30, 2002. (Working capital is defined as total liabilities less liquid assets.) These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. In order to alleviate the substantial doubt about the Corporation's ability to continue as a going concern, the Corporation is seeking a merger partner or an alternative financing source. There can be no assurance that the Corporation would be able to find a suitable merger partner or be able to obtain alternative financing.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

MERGER WITH CHANGE TECHNOLOGY PARTNERS, INC.

         On July 1, 2002, Franklin executed its right to terminate the merger agreement that had been entered into on December 4, 2001, between Change Technology Partners, Inc. ("Change") and Franklin pursuant to which Change would have been merged with and into Franklin. Had the merger gone through Change shareholders would have owned approximately 80% of Franklin with the balance held by Franklin's current stockholders.

         Concurrently with the execution of the merger agreement, the parties entered into a stock purchase agreement pursuant to which Change agreed to purchase 250,000 shares of common stock of Excelsior from Franklin for an aggregate purchase price of $250,000. Since the merger between Franklin and Change has terminated pursuant to the terms of the merger agreement, Franklin is required to repurchase all of such common stock from Change at a repurchase price equal to $250,000, plus interest thereon at an annual rate of 10% from December 4, 2001 to the date of repurchase. Franklin is obligated to repurchase the shares no later than August 29, 2002. As of June 30, 2002, the $250,000 for the repurchase as well as $200,000 in estimated expenses related to the merger have been accrued for by Franklin.

INVESTMENTS

         Franklin's primary investment is in Excelsior. A description of Franklin's other investments follows the description of Excelsior.

         EXCELSIOR

         At June 30, 2002, the Corporation had an investment in Excelsior, formerly known as eCom Capital, Inc., valued at $5,500,000, which represents 83.9% of the Corporation's total assets and 106.9% of its net assets. After its repurchase of the shares from Change, Franklin will own 56.4% on a fully diluted basis and have 64.7% of voting control.

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

         On April 3, 2002, Dial Communications Global Media, Inc. ("DCGM"), a newly formed wholly-owned subsidiary of Excelsior Radio Networks, Inc. ("Excelsior"), completed the acquisition of substantially all of the assets of Dial Communications Group, Inc. ("DCGI"), and Dial Communications Group, LLC ("DCGL" and together with DCGI, the "Dial Entities") used in connection with the Dial Entities' business of selling advertising relating to radio programming (the "Dial Acquisition"). The Dial Acquisition was completed pursuant to the Asset Purchase Agreement (the "Purchase Agreement"), dated as of April 1, 2002, by and among the Dial Entities, Franklin and Excelsior. Immediately prior to the closing of the transactions contemplated by the Purchase Agreement, Excelsior assigned all of its rights and obligations under the Purchase Agreement, as well as certain other assets and liabilities relating to the portion of Excelsior's business dedicated to the sale of advertising relating to radio programming, to DCGM.

         The total purchase price for the Dial Acquisition will be an amount between $8,880,000 and $13,557,500. The initial consideration for the Dial Acquisition consisted of $6,500,000 in cash and a three year promissory note bearing interest at 4.5% issued by DCGM in favor of DCGL in the aggregate principal amount of $460,000. In addition, the Purchase Agreement provides for the minimum payment of $1,920,000 of additional consideration, which is subject to increase to a maximum amount of $6,597,500 based upon the attainment of certain revenue and earnings objectives in 2002 and 2003. The additional consideration will be comprised of both cash and two additional promissory notes bearing interest at 4.5% issued by DCGM in favor of DCGL, each with an initial aggregate principal amount of $460,000 that is subject to increase upon the attainment of such revenue and earnings objectives. Each of the promissory notes issued in consideration of the Dial Acquisition is convertible into shares of Franklin's common stock at a premium of 115% to 120% of the average closing prices of Franklin's common stock during a specified pre and post closing measurement period. The promissory notes are not convertible for at least a one-year period. Excelsior has paid to Franklin an amount equal to $300,000 in consideration of Franklin's obligations in connection with any Franklin common stock that may be issued pursuant to the terms of the Purchase Agreement or the promissory notes issued in consideration of the Dial Acquisition.

         The assets purchased in the Dial Acquisition were combined with Excelsior's Global Media division to create a national radio sales representation company with 2001 advertising sales revenues of almost $50 million and a client roster of over fifty independent radio production companies.

         Excelsior creates, produces, distributes and is a sales representative for national radio programs and offers other miscellaneous services to the radio industry. Excelsior offers radio programs to the industry in exchange for commercial broadcast time, which Excelsior sells to national advertisers. Excelsior currently offers approximately 150 programs to over 2,000 radio stations across the country. The group of radio stations who contract with Excelsior to broadcast a particular program constitutes a radio network. Excelsior derives its revenue from selling the commercial broadcast time on its radio networks to advertisers desiring national coverage.

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

         On August 28, 2001, the Corporation purchased $2,500,000 worth of Excelsior Common Stock and issued a secured note for $150,000. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. On November 28, 2001, $75,000 of the secured note was paid back to Franklin. On February 28, 2002, the remaining $75,000 of the secured note was paid back to Franklin. As part of the merger agreement between Franklin and Change, Franklin sold to Change 250,000 shares of its common stock in Excelsior. Franklin is obligated to repurchase the 250,000 shares of Excelsior's common stock by August 29, 2002, for $250,000 plus interest at an annual rate of 10% from December 4, 2001 to the date of repurchase.

         ALACRA CORPORATION

         At  June  30,  2002,  the  Corporation  had  an  investment  in  Alacra
Corporation ("Alacra"), valued at $1,000,000, which represents 14.7% of the Corporation's total assets and 19.4% of its net assets. Alacra, headquartered in New York and London, is a leading provider of Internet-based online information services. Alacra provides a service called .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuite(TM), a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbook(TM), a tool for company peer analysis; and Portal B(TM), a fully integrated business information portal.

         On April 20, 2000, the Corporation purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. In connection with this investment, Franklin was granted observer rights for Alacra Board of Directors meetings.

         EXCOM VENTURES, LLC

         At June 30, 2002, the Corporation had an investment in Excom Ventures, LLC ("Excom") valued at $0. Excom was formed as a limited liability holding company for the purpose of investing in Expert Commerce, Inc. ("Expert Commerce"). Expert Commerce is a Business-to-Business purchase evaluation engine that simulates the way people make decisions. Based on intelligent and proven technology, the engine helps structure complex decisions and provides an audit trail to justify transactions, empowering buyers to make purchase decisions with confidence.

         On June 26, 2000, the Corporation purchased $140,000 worth of Excom Units. At December 31, 2001, the Board of Franklin had determined that this investment had no value and had marked these securities down to reflect that determination.

         PRIMAL SOLUTIONS, INC.

         The Corporation no longer has an investment in Primal Solutions, Inc. ("Primal"). On February 13, 2001, Primal was spun-off from Avery Communications, Inc. ("Avery"). As a result of this spin-off Franklin received 1,533,938 fully registered and marketable shares of common stock of Primal at an allocated cost basis of $245,430. During the six months ended June 30, 2002, Franklin sold its remaining position of 383,938 shares for total proceeds of $28,715, realizing a loss of $32,715.

         STRUCTURED WEB, INC.

         At June 30, 2002, the Corporation had an investment in Structured Web, Inc. ("Structured Web") valued at $0. Structured Web develops web building blocks to enable small businesses to create and manage their own digital nerve system easily and at an affordable price. Structured Web's object-based proprietary technology enables customers to choose from a growing selection of "WebBlocks" including content, communication, commerce and services.

         On August 8, 2000, the Corporation purchased $350,000 worth of Structured Web convertible preferred stock. On May 30, 2002, the Corporation sold its position in Structured Web for $50,000 realizing a loss of $300,000. As part of the sale price, the Corporation maintained the right to receive 50% of any proceeds received by the purchaser in excess of the $50,000 purchase price. The Corporation has valued this right at $0, as it cannot be determined at this time if the Corporation will receive any funds from this right.

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

         The Corporation had investment income of $212,109 and $57,359 for the six months ended June 30, 2002 and 2001, respectively. The increase in investment income for the six months ended June 30, 2002 when compared to June 30, 2001, was primarily the result of the receipt of a management fee from Excelsior. The Corporation had investment income of $120,560 and $14,802 for the three months ended June 30, 2002 and 2001, respectively. The increase in investment income for the three months ended June 30, 2002 when compared to June 30, 2001, was primarily the result of a management fee from Excelsior.

         Operating expenses were $901,005 and $818,747 for the six months ended and $555,015 and $386,093 for the three months ended June 30, 2002 and 2001, respectively. A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees.
Professional fees consist of general legal fees, audit and tax fees and investment related legal fees. The Corporation accrued $200,000 in expenses related to the terminated merger with Change. The Corporation was reimbursed approximately $60,000 for salary and benefit expense for its chief financial officer under the terms of the management agreement with Excelsior. This reimbursement has been recorded as a reduction in operating expenses.

         Net investment losses from operations were $688,896 and $761,388 for the six months ended and $434,455 and $371,291 for the three months ended June 30, 2002 and 2001, respectively. The decrease resulted primarily from the decrease in expenses noted above.

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

NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS:

         During the six months  ended June 30,  2002 and 2001,  the  Corporation
realized  net  (losses)   gains   before  taxes  of   ($332,716)   and  $724,955
respectively, from the disposition of various investments.

UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS:

         Unrealized appreciation of investments, increased by $3,036,248 during the six months ended June 30, 2002, primarily from unrealized gains on the value of Excelsior.

         Unrealized appreciation of investments, decreased by $1,532,721 during the six months ended June 30, 2001, primarily from unrealized losses due to the decrease in value of Franklin's investment in Go America as well as the sale of a significant portion of Franklin's holdings in Go America. This decrease was partially offset by the sale of Franklin's investment in Avery Communications.

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. For the six months ended June 30, 2002 and for the years ended December 31, 2001, and 2000, the Corporation has incurred a net investment loss from operations of approximately $0.5 million, $1.4 million, and $2.3 million, respectively, and has a working capital deficiency of approximately $1.4 million at June 30, 2002. (Working capital is defined as total liabilities less liquid assets.) These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. In order to alleviate the substantial doubt about the Corporation's ability to continue as a going concern, the Corporation is seeking a merger partner or an alternative financing source. There can be no assurance that the Corporation would be able to find a suitable merger partner or be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty. Franklin is obligated to repurchase the 250,000 shares of Excelsior's common stock by August 29, 2002 for $250,000 plus interest at an annual rate of 10% from December 4, 2001 to the date of repurchase. As of June 30, 2002, the $250,000 for the repurchase as well as $200,000 in estimated expenses related to the merger have been accrued for by Franklin.

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

         THERE IS SUBSTANTIAL DOUBT AS TO FRANKLIN'S ABILITY TO CONTINUE AS A GOING CONCERN. Franklin has determined that it may not have sufficient cash and cash equivalents to meet its working capital requirements over the next fiscal year. Franklin's independent auditors have issued an opinion in which the independent auditors have indicated that there is substantial doubt as to Franklin's ability to continue as a going concern as noted in their explanatory paragraph within their opinion, which is noted in Franklin's year-end financial statements. Franklin is seeking financing alternatives to continue operating through the current fiscal year. If funds were not raised, Franklin may not be able to continue its operations.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC ("Sunshine") and four other defendants affiliated with Winstar Communications, Inc. in the Superior Court of the State of California for the County of Los Angeles. The lawsuit, which has subsequently been removed to the United States District Court for the Central District of California, alleges that the Winstar defendents conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleges that Franklin and Sunshine joined the alleged conspiracy. The business was initially acquired by certain entities affiliated with Winstar Communications and, subsequently, the assets of such business were sold to Franklin and Sunshine (see Note 6). Concurrently with such purchase, Franklin transferred such assets to Excelsior. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. On January 7, 2002, Franklin filed a motion to dismiss the lawsuit or, in the alternative, to transfer venue to the United States District Court of the Southern District of New York. The plaintiffs filed a motion opposing Franklin's request on January 28, 2002. Franklin's motion for dismissal was granted on February 25, 2002, due to improper venue. On June 7, 2002, the plaintiffs filed their complaint to the United States District Court of the Southern District of New York. On July 12, 2002, Franklin filed a motion to dismiss the complaint. Franklin believes that plaintiffs' claims are without merit and intends to defend this lawsuit vigorously, though the outcome cannot be predicted at this time. An unfavorable outcome in this lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable

Item 3.  DEFAULTS UPON SENIOR SECURITIES HOLDERS

                  Not applicable

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

Item 5.  OTHER INFORMATION

                  Not applicable

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
                 Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted By Section 906 Of The Sarbanes-Oxley Act Of 2002

         (b) Reports on Form 8-K. The Corporation filed a report on Form 8-K on April 3, 2002 announcing the acquisition of the Dial Entities and filed a report on Form 8-K on July 1, 2002 announcing the termination of the merger with Change Technology Partners, Inc.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FRANKLIN CAPITAL CORPORATION

Date: August 14, 2002                By:   /s/
                                           ------------------------------------
                                           Stephen L. Brown
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                           /s/
                                           -------------------------------------
                                           Hiram M. Lazar
                                           CHIEF FINANCIAL OFFICER