Form 10-Q
period 2002-09-30
FRANKLIN CAPITAL CORP
filed 2002-11-14
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

     _X_ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the Quarterly period ended September 30, 2002
                                    ------------------

                                       or

     ___ Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the transition period from ________________ to ___________________.

Commission File No.  1-9727
                    --------

                          Franklin Capital Corporation
                          ----------------------------
               (Exact name of registrant specified in its charter)

         Delaware                                         13-3419202
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

450 Park Avenue, 10th Floor, New York, New York                    10022
-----------------------------------------------               ------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code  (212) 486-2323
                                                   ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

The number of shares of common stock outstanding as of November 8, 2002 was 1,056,500.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                 3
         Item 1. Financial Statements (Unaudited)                              3
                 Balance Sheets                                                4
                 Statements of Operations                                      5
                 Statements of Cash Flows                                      6
                 Statements of Changes in Net Assets                           7
                 Portfolio of Investments                                      8
                 Notes to Financial Statements                                 9
         Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations            18
                 Critical Accounting Policies                                 18
                 Statement of Operations                                      18
                 Financial Condition                                          18
                 Termination of Merger with Change Technology Partners, Inc.  19
                 Investments                                                  19
                 Results of Operations                                        22
                 Liquidity and Capital Resources                              23
                 Risk Factors                                                 23
         Item 3. Quantitative and Qualitative Disclosures about Market Risk   25
         Item 4. Controls and Procedures                                      26

PART II. OTHER INFORMATION                                                    26
         Item 1. Legal Proceedings                                            26
         Item 2. Changes in Securities and Use of Proceeds                    27
         Item 3. Defaults Upon Senior Securities                              27
         Item 4. Submission of Matters to a Vote of Security Holders          27
         Item 5. Other Information                                            27
         Item 6. Exhibits and Reports on Form 8-K                             27

SIGNATURE                                                                     27

CERTIFICATIONS                                                                28

EXHIBIT INDEX                                                                 xx

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

                          FRANKLIN CAPITAL CORPORATION
================================================================================

BALANCE SHEETS
--------------------------------------------------------------------------------
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                          2002          2001
                                                      (UNAUDITED)
--------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market value
  (cost: September 30, 2002 - $34,675;
  December 31, 2001 - $34,675)  (Note 2)                  $34,675       $34,675
Investments, at fair value
  (cost: September 30, 2002 - $3,390,000;
  December 31, 2001 - $3,876,430) (Note 2)
    Excelsior Radio Networks, Inc.                      4,365,000     2,325,000
    Other investments                                   1,000,000     1,369,197
                                                       ----------    ----------
                                                        5,365,000     3,694,197
                                                       ----------    ----------

Cash and cash equivalents (Notes 1 & 2)                     3,112       279,728
Other assets                                               88,967        90,266
                                                       ----------    ----------

TOTAL ASSETS                                           $5,491,754    $4,098,866
                                                       ==========    ==========

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Note payable                                             $952,070    $1,000,000
Accounts payable and accrued liabilities                  794,984       177,121
                                                       ----------    ----------

TOTAL LIABILITIES                                       1,747,054     1,177,121
                                                       ----------    ----------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value,
  cumulative 7% dividend:
  5,000,000 shares authorized; 16,450 shares
  issued and outstanding at September 30, 2002
  and December 31, 2001 (Liquidation preference
  $1,645,000) (Note 4)                                     16,450        16,450
Common stock, $1 par value: 5,000,000 shares
  authorized; 1,505,888 shares issued: 1,064,500
  shares outstanding at September 30, 2002 and
  1,074,700 at December 31,2001 (Note 6)                1,505,888     1,505,888
Additional paid-in capital                             10,571,610    10,271,610
Unrealized appreciation (depreciation) of
  investments (Notes 2 and 3)                           1,975,000      (182,233)
Accumulated deficit                                    (7,767,570)   (6,170,614)
                                                       ----------    ----------
                                                        6,301,378     5,441,101
Deduct common stock held in treasury, at cost,
  441,388 shares at September 30, 2002, and
  431,188 shares at December 31, 2001 (Note 4)         (2,556,678)   (2,519,356)
                                                       ----------    ----------

  Net assets (See Note 9 for per share information)     3,744,700     2,921,745
                                                       ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $5,491,754    $4,098,866
                                                       ==========    ==========

--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                                    FRANKLIN CAPITAL CORPORATION
==================================================================================================

 STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
                                              2002           2001          2002            2001
--------------------------------------------------------------------------------------------------
INVESTMENT INCOME
  Interest and dividend income                   $110       $11,735         $2,219          69,094
  Management fees                             120,000        30,000        330,000          30,000
                                          -----------     ---------     ----------     -----------

                                              120,110        41,735        332,219          99,094
                                          -----------     ---------     ----------     -----------
EXPENSES
  Salaries and employee benefits              195,957       215,216        589,848         692,487
  Professional fees                            35,325        41,325        106,575         123,975
  Rent                                         15,768        29,784         79,164          89,351
  Insurance                                    17,843        10,600         39,973          31,799
  Directors' fees                                 501           501          1,502          19,502
  Taxes other than income taxes                 7,525         7,901         35,615          37,160
  Newswire and promotion                        1,001         1,000          3,000           3,000
  Depreciation and amortization                 4,242         4,998         12,727          14,995
  Interest expense                              8,850            --         26,550              --
  Expenses related to cancelled merger        265,782            --        465,782              --
  General and administrative                   39,536        47,556        132,599         165,359
                                          -----------     ---------     ----------     -----------

                                              592,330       358,881      1,493,335       1,177,628
                                          -----------     ---------     ----------     -----------

Net investment loss from operations          (472,220)     (317,146)    (1,161,116)     (1,078,534)

Net realized (loss) gain on portfolio
of investments:
  Investment securities:
    Affiliated                                     --         1,000             --         138,757
    Unaffiliated                              (16,431)        4,902       (349,147)        592,100
                                          -----------     ---------     ----------     -----------

Net realized (loss) gain on portfolio
  of investments                              (16,431)        5,902       (349,147)        730,857

Provision (benefit) for current
  income taxes                                    331            --            331          (1,676)
                                          -----------     ---------     ----------     -----------

                                              (16,762)        5,902       (349,478)        732,533
                                          -----------     ---------     ----------     -----------

Net realized loss                            (488,982)     (311,244)    (1,510,594)       (346,001)
                                          -----------     ---------     ----------     -----------

(Decrease) increase in unrealized
appreciation of investments
  Investment securities:
    Affiliated                               (885,000)     (140,974)     2,115,000         278,725
    Unaffiliated                                5,985        86,001         42,233      (1,866,419)
                                          -----------     ---------     ----------     -----------

(Decrease) increase in unrealized
  appreciation of investments                (879,015)      (54,973)     2,157,233      (1,587,694)
                                          -----------     ---------     ----------     -----------

Net (decrease) increase in
  net assets from operations               (1,367,997)     (366,217)       646,639      (1,933,695)

Preferred dividends                            28,787        28,787         86,362          86,362
                                          -----------     ---------     ----------     -----------

Net (decrease) increase in net assets
  attributable to common stockholders     ($1,396,784)    ($395,004)      $560,277     ($2,020,057)
                                          ===========     =========     ==========     ===========

Basic and diluted net (decrease)
  increase per share in net assets
  attributable to common stockholders
  (Note 8)                                     ($1.31)       ($0.37)         $0.52          ($1.86)
                                          ===========     =========     ==========     ===========

--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

                                     FRANKLIN CAPITAL CORPORATION
======================================================================================================

STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                        2002            2001
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net increase (decrease) in net assets from operations                       $646,639     ($1,933,695)
  Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
      Depreciation and amortization                                             12,727          14,995
      (Increase) decrease in unrealized appreciation of investments         (2,157,233)      1,587,694
      Net realized loss (gain) on portfolio of investments,
        net of current income taxes                                            349,477        (732,533)

      Changes in operating assets and liabilities:
        (Increase) decrease in other assets                                    (11,428)          6,595
        Decrease (increase) in accounts payable and accrued liabilities,
        excluding change in current income taxes payable                       617,532         (53,727)
                                                                            ----------     -----------

          Total adjustments                                                 (1,188,925)        823,024
                                                                            ----------     -----------

          Net cash used in operating activities                               (542,286)     (1,110,671)
                                                                            ----------     -----------

Cash flows from investing activities:
  Proceeds from sale of affiliates                                                  --       1,519,421
  Proceeds from sale of other investments                                       78,715       1,044,782
  Proceeds from sale of marketable investment securities                         6,554         462,989
  Loan payments from majority-owned affiliate                                   75,000              --
  Purchase of investment in majority-owned affilitiate                              --      (1,650,000)
  Purchases of other investments                                                    --         (49,095)
  Purchases of marketable investment securities                                (22,985)       (542,146)
                                                                            ----------     -----------

          Net cash provided by investing activities                            137,284         785,951
                                                                            ----------     -----------

Cash flows from financing activities:
  Payment of preferred dividends                                               (86,362)        (86,362)
  Decrease in note payable                                                     (47,930)             --
  Proceeds for conversion right                                                300,000              --
  Purchases of treasury stock                                                  (37,322)       (123,873)
                                                                            ----------     -----------

          Net cash provided by (used in) financing activities                  128,386        (210,235)
                                                                            ----------     -----------

Net decrease in cash and cash equivalents                                     (276,616)       (534,955)

Cash and cash equivalents at beginning of period                               279,728         647,565
                                                                            ----------     -----------

Cash and cash equivalents at end of period                                      $3,112        $112,610
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

STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                       2002           2001            2002            2001
-----------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in net assets from operations:
   Net investment loss                                               ($472,220)     ($317,146)    ($1,161,116)    ($1,078,534)
   Net realized (loss) gain on portfolio of investments,
     net of current income taxes                                       (16,762)         5,902        (349,478)        732,533
   (Decrease) increase in unrealized appreciation of investments      (879,015)       (54,973)      2,157,233      (1,587,694)
                                                                    ----------     ----------     -----------     -----------

     Net (decrease) increase in net assets from operations          (1,367,997)      (366,217)        646,639      (1,933,695)

Capital stock transactions:
   Payment of dividends on preferred stock                             (28,787)       (28,787)        (86,362)        (86,362)
   Proceeds for conversion right                                            --             --         300,000              --
   Purchase of treasury stock                                           (2,076)        (8,514)        (37,322)       (123,873)
                                                                    ----------     ----------     -----------     -----------

       Total (decrease) increase in net assets                      (1,398,860)      (403,518)        822,955      (2,143,930)
                                                                    ----------     ----------     -----------     -----------

Net assets at beginning of period                                    5,143,560      3,838,668       2,921,745       5,579,080
                                                                    ----------     ----------     -----------     -----------

Net assets at end of period                                         $3,744,700     $3,435,150      $3,744,700      $3,435,150
                                                                    ==========     ==========     ===========     ===========

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

                                                    FRANKLIN CAPITAL CORPORATION
================================================================================

PORTFOLIO OF INVESTMENTS

--------------------------------------------------------------------------------

MARKETABLE INVESTMENT SECURITIES
--------------------------------------------------------------------------------

                                                                                            NUMBER OF
                                                                                            SHARES OR                     MARKET
                                                                                            PRINCIPAL                      VALUE
SEPTEMBER 30, 2002 (2)                                                                      AMOUNT ($)      COST(1)       (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------
Certificate of Deposit - 1.3%, due 10/04/2002                                                                  34,675         34,675
                                                                                                           ----------     ----------

  Total Marketable Investment Securities
    (0.6% of total investments and 0.9% of net assets)                                                        $34,675        $34,675
                                                                                                           ==========     =========

------------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            Number of
                                                                                            Shares or                     Directors'
                                                                                 Equity     Principal                     Valuation
September 30, 2002 (2)                                         Investment       Interest    Amount ($)      Cost(1)       (Note 2)
------------------------------------------------------------------------------------------------------------------------------------

MAJORITY OWNED AFFILIATE
                                                              Common stock
Excelsior Radio Networks, Inc.                                and warrants       90.00%     2,262,879      $2,250,000    $4,365,000
Total Excelsior Radio Networks, Inc.
  (80.8% of total investments and 116.6% of net assets)                          50.81%
    (Radio production and advertising sales)                                (fully diluted)

AFFILIATES

Excom Ventures, LLC (0.0% of total investments
  and 0.0% of net assets)                                       Units            18.64%       140,000         140,000            --
    (Purchase evaluation software)

OTHER INVESTMENTS

Alacra Corporation (18.5% of total investments                Convertible
  and 26.7% of net assets)                                  Preferred Stock       1.68%       321,543       1,000,000      1,000,000
                                                                                                           ----------     ----------
  (Internet-based information provider)

    Investments, at Fair Value                                                                              3,390,000      5,365,000
                                                                                                           ==========     =========

------------------------------------------------------------------------------------------------------------------------------------

(1)  Book cost equals tax cost for all investments

(2) Total investments refers to investments and marketable investment securities.

   The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

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

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. For the nine months ended September 30, 2002 and for the years ended December 31, 2001, and 2000, the Corporation has incurred a net investment loss from operations of approximately $1.2 million, $1.4 million, and $2.3 million, respectively, and has a working capital deficiency of approximately $1.7 million at September 30, 2002. (Working capital is defined as total liabilities less liquid assets.) These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. In order to alleviate the substantial doubt about the Corporation's ability to continue as a going concern, the Corporation will seek to sell assets or find an alternative financing source. There can be no assurance that the Corporation would be able to obtain financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

On October 3, 2002, Franklin sold to Sunshine Wireless, LLC ("Sunshine") 773,196 shares of the common stock of Excelsior at $1.94 per share for an aggregate purchase price of $1,500,000, realizing a gain of $726,804 (See Note 12). This asset sale reduced Franklin's working capital deficiency to approximately $200,000. Franklin continues to have a working capital deficiency primarily due to a note payable of $952,070 to Winstar Communications, Inc. ("Winstar") in connection with the acquisition of assets from Winstar (see Note 6). This note is taken into account in calculating the working capital deficit as it is assumed to be payable within the next year. Due to an action in which Franklin is a named party (see Note 5), the due date of this note has been extended indefinitely and it is uncertain as to when this note will come due. Franklin continues to seek adequate alternative financing rather than additional asset sales in order to alleviate the going concern issue.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

STATEMENTS OF CASH FLOWS

For purposes of the Statements of Cash Flows, Franklin considers only highly liquid investments such as money market funds and commercial paper with maturities of 90 days or less at the date of their acquisition to be cash equivalents.

The Corporation paid no interest or income taxes during the nine months ended September 30, 2002 and 2001.

At September 30, 2002 and 2001, the Corporation held cash and cash equivalents primarily in money market funds at two commercial banking institutions, and one broker/dealer.

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

NET (DECREASE) INCREASE IN NET ASSETS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Net (decrease) increase in net assets per share attributable to common stockholders is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

RECLASSIFICATION

Certain amounts in prior years have been reclassified to conform with the current year presentation.

3.   INCOME TAXES

For the nine months ended September 30, 2002 and 2001, Franklin's tax (provision) benefit was based on the following:

                                                          2002          2001
                                                      -----------   -----------
Net investment loss from operations ................  $(1,161,116)  $(1,078,534)
Net realized (loss) gain on portfolio
  of investments ...................................     (349,147)      730,857
Increase (decrease) in unrealized appreciation .....    2,157,233    (1,587,694)
                                                      -----------   -----------
  Pre-tax book income (loss) .......................  $   646,970   $(1,935,371)
                                                      ===========   ===========

                                                          2002          2001
                                                      -----------   -----------
Tax (provision) benefit at 34% on $646,970 and
  $(1,935,371), respectively .......................  $  (220,000)  $   658,000
State and local, net of Federal benefit ............           --        49,000
Other ..............................................     (155,000)       (8,000)
Change in valuation allowance ......................      375,000      (697,000)
                                                      -----------   -----------
                                                      $        --   $     2,000
                                                      ===========   ===========
The components of the tax provision are as follows:
                                                             2002          2001
                                                      -----------   -----------
Current state and local tax provision ..............  $        --   $     2,000
Deferred tax expense ...............................           --            --
                                                      -----------   -----------
Provision for income taxes .........................  $        --   $     2,000
                                                      ===========   ===========


Deferred income tax provision reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At September 30, 2002 and December 31, 2001, significant deferred tax assets and liabilities consist of:

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



                                                          Asset (Liability)
                                                     ---------------------------
                                                     September 30,  December 31,
                                                          2002          2001
                                                      -----------   -----------
Deferred Federal and state benefit from
  net operating loss carryforward ................... $ 2,438,000   $ 1,905,000
Deferred Federal and state provision on unrealized
  (appreciation) depreciation of investments ........    (842,000)       66,000
Valuation allowance .................................  (1,596,000)   (1,971,000)
                                                      -----------   -----------
Deferred taxes ...................................... $        --   $        --
                                                      ===========   ===========

At December 31, 2001, Franklin had net operating loss carryforwards for income tax purposes of approximately $5,291,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $1,905,000.

4.   STOCKHOLDERS' EQUITY

The accumulated deficit at September 30, 2002, consists of accumulated net realized gains of $4,612,000 and accumulated investment losses of $12,379,000.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 525,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. During the nine months ended September 30, 2002, Franklin purchased 10,200 shares of its common stock for an aggregate price of $37,322. As of September 30, 2002, the Corporation has repurchased 492,550 shares of its common stock of which 441,388 shares remain in treasury at September 30, 2002.

5.   COMMITMENTS AND CONTINGENCIES

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine and four other defendants affiliated with Winstar in the Superior Court of the State of California for the County of Los Angeles. The lawsuit, which has subsequently been removed to the United States District Court for the Central District of California, alleges that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleges that Franklin and Sunshine joined the alleged conspiracy. The business was initially acquired by certain entities affiliated with Winstar and, subsequently, the assets of such business were sold to Franklin and Sunshine (see Note 6). Concurrently with such purchase, Franklin transferred such assets to Excelsior. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. On January 7, 2002, Franklin filed a motion to dismiss the lawsuit or, in the alternative, to transfer venue to the United States District Court of the Southern District of New York. The plaintiffs filed a motion opposing Franklin's request on January 28, 2002. Franklin's motion for dismissal was granted on February 25, 2002, due to improper venue. On June 7, 2002, the plaintiffs filed their complaint to the United States District Court of the Southern District of New York. On July 12, 2002, Franklin filed a motion to dismiss the complaint. Franklin believes that plaintiffs' claims are without merit and intends to defend this lawsuit vigorously, though the outcome cannot be predicted at this time. An unfavorable outcome in this lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

6.   TRANSACTIONS WITH AFFILIATES

On February 1, 2001, Franklin sold to Avery Communications, Inc. ("Avery") 1,183,938 shares of common stock and 350,000 shares of preferred stock of Avery representing Franklin's entire holding in Avery, for $1,557,617 plus accrued dividends on the preferred stock for a realized gain net of expenses of $137,759. As part of the sale Franklin retained the right to receive 1,533,938 shares of Primal Solutions, Inc. ("Primal") a then wholly-owned subsidiary of Avery. On February 13, 2001, Primal announced that Avery had completed a spin-off of Primal and Franklin received 1,533,938 fully registered and marketable shares of Primal. During the year ended December 31, 2001, Franklin sold 1,150,000 shares of Primal for total proceeds of $53,861, realizing a loss of $130,139. During the nine months ended September 30, 2002, Franklin sold its remaining position of 383,938 shares for total proceeds of $28,715, realizing a loss of $32,715.

On August 28, 2001, Franklin along with Sunshine Wireless LLC ("Sunshine") purchased the assets of Winstar Radio Networks, Global Media and Winstar Radio Productions (collectively "WRN") for a total purchase price of $6.25 million. Change Technology Partners, Inc. ("Change"), a public company, provided $2.25 million of senior financing for the deal. The acquisition was consummated through eCom Capital Inc., subsequently renamed Excelsior Radio Networks, Inc. ("Excelsior"), a then wholly-owned subsidiary of Franklin. Franklin's total investment was $2.5 million consisting of $1.5 million in cash and a $1 million note payable to WRN. The note was due February 28, 2002 with interest at 3.54% and has a right of set-off against certain representations and warranties made by WRN. In October 2001, a legal proceeding was filed against WRN, which also named Franklin as a defendant, in which the representations and warranties made by WRN have been challenged. Until the time that this action is settled the due date of the note is extended indefinitely (see Note 5). Additionally, Franklin provided a $150,000 note receivable to Excelsior. The note bore interest at 10% per annum and was issued for a ninety-day rolling period. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. As of September 30, 2002, this note has been repaid. In contemplation of a proposed merger agreement between Franklin and Change (see Note 11), Franklin sold to Change 250,000 shares of common stock in Excelsior for $250,000.

At the closing, Franklin entered into a services agreement with Excelsior whereby Franklin will provide Excelsior with certain services. In consideration for the services provided, for a period of nine months Franklin would receive $30,000 per month and be reimbursed for all direct expenses. Subsequently, Franklin's monthly fee will be determined by a majority of the non-Franklin directors; however, said management fee will be no less than $15,000 per month. Franklin will continue to be reimbursed for all direct expenses. Finally, Franklin's chief financial officer will serve in that capacity for Excelsior and his salary and benefits will be allocated between Excelsior and Franklin on an 80/20 basis. During the nine months ended September 30, 2002, Franklin earned $330,000 in management fees and was reimbursed $90,702 for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses on Franklin.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The total purchase price for the Dial Acquisition will be an amount between $8,880,000 and $13,557,500. The initial consideration for the Dial Acquisition consisted of $6,500,000 in cash and a three year promissory note bearing interest at 4.5% issued by DCGM in favor of DCGL in the aggregate principal amount of $460,000. In addition, the Purchase Agreement provides for the minimum payment of $1,920,000 of additional consideration, which is subject to increase to a maximum amount of $6,597,500 based upon the attainment of certain revenue and earnings objectives in 2002 and 2003. The additional consideration will be comprised of both cash and two additional promissory notes issued by DCGM in favor of DCGL, each with an initial aggregate principal amount of $460,000 bearing interest at 4.5% that is subject to increase upon the attainment of such revenue and earnings objectives. Each of the promissory notes issued in consideration of the Dial Acquisition is convertible into shares of Franklin's common stock at a premium ranging from 115% to 120% of the average closing prices of Franklin's common stock during a specified pre and post closing measurement period. Excelsior has paid to Franklin an amount equal to $300,000 in consideration of Franklin's obligations in connection with any Franklin common stock that may be issued pursuant to the terms of the Purchase Agreement or the promissory notes issued in consideration of the Dial Acquisition. For each share of common stock Franklin is required to issue under the Purchase Agreement or the promissory notes, Franklin will receive 0.86 shares of common stock in Excelsior.

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

Franklin accounts for the options issued to employees under APB Opinion No. 25, under which no compensation cost has been recognized. Pro forma information determined consistent with the fair value method required by FASB Statement No. 123, is as follows for the years ended:

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                         September 30, 2002   September 30, 2001
                                         ------------------   ------------------
Net increase (decrease) in net assets
  attributable to common stockholders:
As reported                                   $560,277           ($2,020,057)
Pro forma                                     $553,965           ($2,048,546)

Basic net increase (decrease) in
  net assets per share attributable
  to common stockholders:
As reported                                   $0.52              ($1.86)
Pro forma                                     $0.52              ($1.89)


No options were granted during the nine months ended September 30, 2002 and 2001.

The following is a summary of the status of the Stock Option Plans during the nine months ended:

                                         September 30, 2002   September 30, 2001
                                         ------------------   ------------------
                                                   Weighted             Weighted
                                                    Average              Average
                                                   Exercise             Exercise
                                         Shares      Price    Shares      Price
                                         ------    --------   ------    --------
Outstanding at beginning of period       39,375      $11.27   39,375     $11.27
Granted                                      --          --       --         --
Exercised                                    --          --       --         --
Forfeited                                18,750      $11.13       --         --
Expired                                      --          --       --         --
                                         ------               ------
Outstanding at end of period             20,625      $11.39   39,375     $11.27
                                         ======               ======
Exercisable at end of period             20,625      $11.39   26,875     $10.73
                                         ======               ======

The options issued under the SIP have a remaining contractual life of 6.2 years. The options issued under the SOP have a remaining contractual life of 7.3 years.

8. NET (DECREASE) INCREASE IN NET ASSETS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted change in net assets attributable to common stockholders per share:

                                   Three Months ended       Nine months ended
                                      September 30,           September 30,
                                -----------------------------------------------
                                    2002         2001       2002        2001
                                -----------   ---------  ---------  -----------
Numerator:
  Net (decrease) increase in
    net assets from operations  ($1,367,997)  ($366,217)  $646,639  ($1,933,695)
  Preferred stock dividends         (28,787)    (28,787)   (86,362)     (86,362)
                                -----------   ---------  ---------  -----------
  Numerator for basic and
    diluted earnings per
    share - net (decrease)
    increase in net assets
    attributable to common
    stockholders                ($1,396,784)  ($395,004)  $560,277  ($2,020,057)
                                ===========   =========  =========  ===========

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Denominator:
  Denominator for basic
  and diluted (decrease)
  increase in net assets from
  operations - weighted -
  average shares                  1,064,593   1,076,012  1,068,155    1,083,408

Basic and diluted net
  (decrease) increase in
  net assets from
  operations per share               ($1.31)     ($0.37)     $0.52       ($1.86)
                                ===========   =========  =========  ===========

The following securities have been excluded from the dilutive per share computation as they are antidilutive:

Preferred stock convertible into 123,375 shares of common stock was antidilutive for the three and nine months ended September 30, 2002 and 2001. Stock options were antidilutive for the three and nine months ended September 30, 2002 and 2001.

For additional information on the above securities, see Note 7.

9.   NET ASSET VALUE PER SHARE

The following table sets forth the computation of net asset value per common share attributable to common stockholders:

                                                     September 30,  December 31,
                                                     ---------------------------
                                                         2002           2001
                                                     ---------------------------
Numerator:
  Numerator for net asset value per
    common share, as if converted basis               $3,744,700     $2,921,745
  Liquidation value of convertible
    preferred stock                                   (1,645,000)    (1,645,000)
                                                      ----------     ----------
  Numerator for net asset value per share
    attributable to common stockholders               $2,099,700     $1,276,745
                                                      ==========     ==========

Denominator:
  Number of common shares outstanding,
    denominator for net asset value per share
    attributable to common stockholders                1,064,500      1,074,700
  Number of shares of common stock to be
    issued upon conversion of preferred stock            123,375        123,375
                                                      ----------     ----------
  Denominator for net asset value per common
    share as if converted basis                        1,187,875      1,198,075
                                                      ==========     ==========

  Net asset value per share attributable
    to common stockholders                                 $1.97          $1.19
                                                      ==========     ==========

  Net asset value per common share,
    as if converted basis                                  $3.15          $2.44
                                                      ==========     ==========

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

10.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities excluding short-term investments, aggregated $22,985 and $85,269 respectively, for the nine months ended September 30, 2002, and $3,091,241 and $3,026,363 respectively, for the nine months ended September 30, 2001.

11.  MERGER WITH CHANGE TECHNOLOGY PARTNERS, INC.

On July 1, 2002, Franklin executed its right to terminate the merger agreement that had been entered into on December 4, 2001, between Change Technology Partners, Inc. ("Change") and Franklin pursuant to which Change would have been merged with and into Franklin. Had the merger gone through, Change shareholders would have owned approximately 80% of Franklin with the balance held by Franklin's current stockholders.

12.  SUBSEQUENT EVENT

On October 3, 2002, Franklin sold to Sunshine 773,196 shares of the common stock of Excelsior for an aggregate purchase price of $1,500,000, realizing a gain of $726,804, pursuant to a stock purchase agreement between Sunshine and Franklin. After giving effect to the purchase of the common stock, Sunshine owns approximately 30.9% and the Company owns 59.1% of the issued and outstanding common stock, and voting power, of Excelsior. On a fully diluted basis, after giving effect to the exercise of the outstanding warrants and the conversion of Sunshine's outstanding preferred stock of Excelsior into common stock, Sunshine and the Corporation own a total of approximately 57.0% and 29.3%, respectively, of the common stock of Excelsior. The remaining common stock of Excelsior is owned by Change. In addition, on or before the earlier of November 30, 2002 and the next annual meeting of Excelsior, the Corporation and Sunshine have agreed to vote their shares of common stock of Excelsior to cause the election to the board of directors of Excelsior of two designees of Franklin and five designees of Sunshine.

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

FINANCIAL CONDITION

         The  Corporation's  total  assets  and net assets  were,  respectively,
$5,491,754  and  $3,744,700  at  September  30,  2002,   versus  $4,098,866  and
$2,921,745 at December 31, 2001. Net asset value per share attributable common stockholders and on an as if converted basis was $1.97 and $3.15, respectively at September 30, 2002, versus $1.19 and $2.44 at December 31, 2001.

         The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                          SEPTEMBER 30, 2002   DECEMBER 31, 2001
                                          ------------------   -----------------
Investments, at cost                         $3,424,675           $3,911,105
Unrealized appreciation (depreciation)        1,975,000             (182,233)
                                             ----------           ----------
Investments, at fair value                   $5,399,675           $3,728,872
                                             ==========           ==========

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. For the nine months ended
September 30, 2002 and for the years ended December 31, 2001, and 2000, the Corporation has incurred a net investment loss from operations of approximately $1.2 million, $1.4 million, and $2.3 million, respectively, and has a working capital deficiency of approximately $1.7 million at September 30, 2002. (Working capital is defined as total liabilities less liquid assets.) These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. In order to alleviate the substantial doubt about the Corporation's ability to continue as a going concern, the Corporation is seeking a financing source. (See Note 12 to the financial statements). There can be no assurance that the Corporation would be able to obtain financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

         On October 3, 2002, Franklin sold to Sunshine Wireless, LLC ("Sunshine") 773,196 shares of the common stock of Excelsior at $1.94 per share for an aggregate purchase price of $1,500,000, realizing a gain of $726,804 (See
Note 12 to the financial statements). This asset sale reduced Franklin's working capital deficiency to approximately $200,000. Franklin continues to have a working capital deficiency primarily due to a note payable of $952,070 to Winstar Communications, Inc. ("Winstar") in connection with the acquisition of assets from Winstar (see Note 6 to the financial statements). This note is taken into account in calculating the working capital deficit as it is assumed to be payable within the next year. Due to an action in which Franklin is a named party (see Note 5 to the financial statements), the due date of this note has been extended indefinitely and it is uncertain as to when this note will come due. Franklin continues to seek adequate alternative financing rather than additional asset sales in order to alleviate the going concern issue. See further discussion in Liquidity and Capital Resources section.

TERMINATION OF MERGER WITH CHANGE TECHNOLOGY PARTNERS, INC.

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

         EXCELSIOR

         At September 30, 2002, the Corporation had an investment in Excelsior, formerly known as eCom Capital, Inc., valued at $4,365,000, which represents 79.5% of the Corporation's total assets and 116.6% of its net assets.

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

         The total purchase price for the Dial Acquisition will be an amount between $8,880,000 and $13,557,500. The initial consideration for the Dial Acquisition consisted of $6,500,000 in cash and a three year promissory note bearing interest at 4.5% issued by DCGM in favor of DCGL in the aggregate principal amount of $460,000. In addition, the Purchase Agreement provides for the minimum payment of

$1,920,000 of additional consideration, which is subject to increase to a maximum amount of $6,597,500 based upon the attainment of certain revenue and earnings objectives in 2002 and 2003. The additional consideration will be comprised of both cash and two additional promissory notes bearing interest at 4.5% issued by DCGM in favor of DCGL, each with an initial aggregate principal amount of $460,000 that is subject to increase upon the attainment of such revenue and earnings objectives. Each of the promissory notes issued in consideration of the Dial Acquisition is convertible into shares of Franklin's common stock at a premium of ranging from 115% to 120% of the average closing prices of Franklin's common stock during a specified pre and post closing measurement period. The promissory notes are not convertible for at least a one-year period. Excelsior has paid to Franklin an amount equal to $300,000 in consideration of Franklin's obligations in connection with any Franklin common stock that may be issued pursuant to the terms of the Purchase Agreement or the promissory notes issued in consideration of the Dial Acquisition.

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

         On October 1, 2002, Excelsior refinanced $2.25 million of indebtedness owing to Change pursuant to a note entered into by Excelsior in favor of Change. The refinancing was funded by Sunshine, another shareholder of Excelsior, pursuant to a Credit Agreement dated as of September 30, 2002 between Excelsior and Sunshine. The obligations under the Credit Agreement are guaranteed by DCGM and secured by all of the accounts receivable and proceeds of accounts receivable of Excelsior and DCGM. In connection with the refinancing, Excelsior issued to Sunshine a warrant for the purchase of 816,551 shares of Excelsior common stock, $.01 par value, at a strike price of $1.20 per share. The warrant expires September 30, 2012. In addition, Excelsior issued to the Corporation a warrant for the purchase of 74,232 shares of Excelsior common stock, having the same strike price and expiration date as the warrant referred to above. In connection with the refinancing, Phoenix Enterprises LLC ("Phoenix") and Sunshine also agreed to extend until October 31, 2002 the maturity of $750,000 in aggregate principal amount of indebtedness of Excelsior owing to Phoenix and Sunshine.

         In a related transaction, on October 3, 2002, Sunshine purchased from the Corporation 773,196 shares of the common stock of Excelsior for an aggregate purchase price of $1,500,000, pursuant to a stock purchase agreement between Sunshine and the Corporation. After giving effect to the purchase of the common stock, Sunshine owns approximately 30.9% and the Corporation owns 59.1% of the issued and outstanding common stock, and voting power, of Excelsior. On a fully diluted basis, after giving effect to the exercise of all of the outstanding warrants, including the warrants referred to above, and the conversion of Sunshine's outstanding preferred stock of Excelsior into common stock, Sunshine and the Corporation own a total of approximately 57.0% and 29.3%, respectively, of the common stock of Excelsior. The remaining common stock of Excelsior is owned by Change. In addition, on or before the earlier of November 30, 2002 and the next annual meeting of Excelsior, the Corporation and Sunshine have agreed, based on the current fully diluted stock ownership, to vote their shares of common stock of Excelsior to cause the election to the board of directors of Excelsior of two designees of the Corporation and five designees of Sunshine.

         ALACRA CORPORATION

         At September 30, 2002, the Corporation had an investment in Alacra Corporation ("Alacra"), valued at $1,000,000, which represents 18.2% of the Corporation's total assets and 26.7% of its net assets. Alacra, headquartered in New York and London, is a leading provider of Internet-based online information services. Alacra provides a service called .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuiteTM, a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbookTM, a tool for company peer analysis; and Portal BTM, a fully integrated business information portal.

         On April 20, 2000, the Corporation purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. In connection with this investment, Franklin was granted observer rights for Alacra Board of Directors meetings.

         EXCOM VENTURES, LLC

         At September 30, 2002, the Corporation had an investment in Excom Ventures, LLC ("Excom") valued at $0. Excom was formed as a limited liability holding company for the purpose of investing in Expert Commerce, Inc. ("Expert Commerce"). Expert Commerce was a Business-to-Business purchase evaluation engine that simulated the way people make decisions.

         On June 26, 2000, the Corporation purchased $140,000 worth of Excom Units. At December 31, 2001, the Board of Franklin had determined that this investment had no value and had marked these securities down to reflect that determination.

         PRIMAL SOLUTIONS, INC.

         The Corporation no longer has an investment in Primal Solutions, Inc. ("Primal"). On February 13, 2001, Primal was spun-off from Avery Communications, Inc. ("Avery"). As a result of this spin-off Franklin received 1,533,938 fully registered and marketable shares of common stock of Primal at an allocated cost basis of $245,430. During the nine months ended September 30, 2002, Franklin sold its remaining position of 383,938 shares for total proceeds of $28,715, realizing a loss of $32,715.

         STRUCTURED WEB, INC.

         At September 30, 2002, the Corporation had an investment in Structured Web, Inc. ("Structured Web") valued at $0. Structured Web develops web building blocks to enable small businesses to create and manage their own digital nerve system easily and at an affordable price. Structured Web's object-based proprietary technology enables customers to choose from a growing selection of "WebBlocks" including content, communication, commerce and services.

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

         The Corporation had investment income of $332,219 and $99,094 for the nine months ended September 30, 2002 and 2001, respectively. The increase in investment income for the nine months ended September 30, 2002 when compared to September 30, 2001, was primarily the result of the receipt of a management fee from Excelsior. The Corporation had investment income of $120,110 and $41,735 for the three months ended September 30, 2002 and 2001, respectively. The increase in investment income for the three months ended September 30, 2002 when compared to September 30, 2001, was primarily the result of a management fee from Excelsior.

         Operating expenses were $1,493,335 and $1,177,628 for the nine months ended and $592,330 and $358,881 for the three months ended September 30, 2002 and 2001, respectively. A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Professional fees consist of general legal fees, audit and tax fees and investment related legal fees. The Corporation incurred $465,782 in expenses related to the terminated merger with Change. The Corporation was reimbursed $90,702 for salary and benefit expense for its chief financial officer under the terms of the management agreement with Excelsior. This reimbursement has been recorded as a reduction in operating expenses.

         Net investment losses from operations were $1,161,116 and $1,078,534 for the nine months ended and $472,220 and $317,146 for the three months ended September 30, 2002 and 2001, respectively. The increase resulted primarily from the merger related expenses noted above.

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

NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS:

         During the nine months ended September 30, 2002 and 2001, the Corporation realized net (losses) gains before taxes of ($349,147) and $730,857 respectively, from the disposition of various investments.

UNREALIZED APPRECIATION (DEPRECIATION) OF INVESTMENTS:

         Unrealized appreciation of investments, increased by $2,157,233 during the nine months ended September 30, 2002, primarily from unrealized gains on the value of Excelsior.

         Unrealized appreciation of investments, decreased by $1,587,694 during the nine months ended September 30, 2001, primarily from unrealized losses due to the decrease in value of Franklin's investment in Go America as well as the sale of a significant portion of Franklin's holdings in Go America. This decrease was partially offset by the sale of Franklin's investment in Avery Communications.

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. For the nine months ended
September 30, 2002 and for the years ended December 31, 2001, and 2000, the Corporation has incurred a net investment loss from operations of approximately $1.2 million, $1.4 million, and $2.3 million, respectively, and has a working capital deficiency of approximately $1.7 million at September 30, 2002. (Working capital is defined as total liabilities less liquid assets.) These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. In order to alleviate the substantial doubt about the Corporation's ability to continue as a going concern, the Corporation is seeking a financing source. (See Note 12 to the financial statements). There can be no assurance that the Corporation would be able to obtain financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

         On October 3, 2002, Franklin sold to Sunshine Wireless, LLC ("Sunshine") 773,196 shares of the common stock of Excelsior at $1.94 per share for an aggregate purchase price of $1,500,000, realizing a gain of $726,804 (See
Note 12 to the financial statements). This asset sale reduced Franklin's working capital deficiency to approximately $200,000. Franklin continues to have a working capital deficiency primarily due to a note payable of $952,070 to Winstar Communications, Inc. ("Winstar") in connection with the acquisition of assets from Winstar (see Note 6 to the financial statements). This note is taken into account in calculating the working capital deficit as it is assumed to be payable within the next year. Due to an action in which Franklin is a named party (see Note 5 to the financial statements), the due date of this note has been extended indefinitely and it is uncertain as to when this note will come due.

         The sale of the Excelsior stock has provided Franklin with $1,500,000. Management believes that this amount will allow Franklin to cover its obligations for approximately the next twelve months assuming the note to Winstar discussed above does not come due. Franklin continues to seek adequate alternative financing rather than additional asset sales in order to alleviate the going concern issue. Because of the uncertainty and other factors relating to the repayment of the note it may cause the Company's results to differ materially from what Management believes.

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

         THERE IS SUBSTANTIAL DOUBT AS TO FRANKLIN'S ABILITY TO CONTINUE AS A GOING CONCERN. Franklin has determined that it may not have sufficient cash and cash equivalents to meet its working capital requirements over the next fiscal year. Franklin's independent auditors have issued an opinion in which the independent auditors have indicated that there is substantial doubt as to Franklin's ability to continue as a going concern as noted in their explanatory paragraph within their opinion, which is noted in Franklin's year-end financial statements. Franklin is seeking financing alternatives to continue operating through the current fiscal year. If funds were not raised, Franklin may not be able to continue its operations. (See Note 12 to the financial statements).

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

ITEM 4.  CONTROLS AND PROCEDURES

         (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

         Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

         (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

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

                  Not applicable

ITEM 5.  OTHER INFORMATION

                  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
                 Exhibit 99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted By Section 906 Of The Sarbanes-Oxley Act Of 2002
                 Exhibit 99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted By Section 906 Of The Sarbanes-Oxley Act Of 2002

(b) Reports on Form 8-K. The Corporation filed a report on Form 8-K on July 1, 2002 announcing the termination of the merger with Change Technology Partners, Inc. and filed a report on Form 8-K on October 8, 2002 announcing the sale of a portion of the Corporation's holdings in Excelsior.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FRANKLIN CAPITAL CORPORATION

Date: November 14, 2002                By: /s/ Stephen L. Brown
                                           ------------------------------------
                                           Stephen L. Brown
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                           /s/ Hiram M. Lazar
                                           ------------------------------------
                                           Hiram M. Lazar
                                           CHIEF FINANCIAL OFFICER

                                 CERTIFICATIONS


I, Stephen L. Brown, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Franklin Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date November 14, 2002


     By: /s/ Stephen L. Brown
         -----------------------------------
         Name: Stephen L. Brown
         Title:   Chairman and Chief Executive Officer

                                 CERTIFICATIONS


I, Hiram M. Lazar, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Franklin Capital Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   Presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date November 14, 2002


By: /s/ Hiram M. Lazar
    --------------------------------
    Name: Hiram M. Lazar
    Title:   Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit   Description
-------   ----------------------------------------------------------------------
99.1      Certification Pursuant To 18 U.S.C. Section 1350, As Adopted By
          Section 906 Of The Sarbanes-Oxley Act Of 2002

99.2      Certification Pursuant To 18 U.S.C. Section 1350, As Adopted By
          Section 906 Of The Sarbanes-Oxley Act Of 2002