Form 10-K
period 2002-12-31
FRANKLIN CAPITAL CORP
filed 2003-03-31
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                           Commission File No.  1-9727
                                                                         ------
December 31, 2002

                          Franklin Capital Corporation
                          ----------------------------
               (Exact name of registrant specified in its charter)

         Delaware                                        13-3419202            .
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

450 Park Avenue, 20th Floor, New York, New York                      10022     .
-----------------------------------------------               ------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code          (212) 486-2323     .
                                                     ---------------------------

     Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
          -------------------          -----------------------------------------
     Common Stock, $1.00 par value     The American Stock  Exchange

     Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No _X_

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 10, 2003 was $1,117,458 based on the last sale price as quoted by The American Stock Exchange on such date (officers, directors and 5% stockholders are considered affiliates for the purposes of this calculation).

The number of shares of common stock outstanding as of March 10, 2003 was 1,042,900.

                                TABLE OF CONTENTS

PART I
         Item 1.  Business
         Item 2.  Properties
         Item 3.  Legal Proceedings
         Item 4.  Submission of Matters to a Vote of Security Holders

PART II
         Item 5.  Market for Registrant's Common Equity and Related
                     Stockholder Matters
         Item 6.  Selected Financial Data
         Item 7.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
         Item7a.  Quantitative and Qualitative Disclosures
                     about Market Risk
         Item 8.  Financial Statements and Supplementary Data
         Item 9.  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure

PART III
         Item 10. Directors and Executive Officers of the Registrant
         Item 11. Executive Compensation
         Item 12. Security Ownership of Certain Beneficial Owners
                     and Management and Related Stockholder Matters
         Item 13. Certain Relationships and Related Transactions
         Item 14. Controls and Procedures

PART IV
         Item 15. Exhibits, Financial Statements, Schedules
                     and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

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

                                     PART I

ITEM 1.   BUSINESS

          Franklin Capital Corporation (the "Registrant", "Franklin," or the "Corporation") was incorporated on March 31, 1987, under the laws of the state of Delaware and operates as a business development company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). The Corporation's common stock, par value $1.00 per share, has been listed on The American Stock Exchange since October 1, 1987.

          As  a  BDC,  the   Corporation's   objective  is  to  achieve  capital
appreciation through long-term investments in businesses believed to have favorable growth potential. In the past the Corporation participated in start-up and early stage financing, expansion or growth financing, leveraged buy-out financing and restructurings in a variety of industries. At December 31, 2002, Franklin had $4,632,338 in assets.

EXCELSIOR RADIO NETWORKS, INC.

          On August 28, 2001, Franklin along with Sunshine Wireless LLC ("Sunshine") purchased the assets of Winstar Radio Networks, Global Media and Winstar Radio Productions (collectively "WRN") for a total purchase price of $6.25 million. The acquisition was consummated through eCom Capital Inc., subsequently renamed Excelsior Radio Networks, Inc. ("Excelsior"), a then wholly-owned subsidiary of Franklin. Franklin's total investment was $2.5 million consisting of $1.5 million in cash and a $1 million note payable to WRN. The note was due February 28, 2002 with interest at 3.54% and has a right of set-off against certain representations and warranties made by WRN. In October 2001, a legal proceeding was filed against WRN, which also named Franklin as a defendant, in which the representations and warranties made by WRN have been challenged. Until the time that this action is settled the due date of the note is extended indefinitely. (See Item 3 Legal Proceedings) Additionally, Franklin provided a $150,000 note receivable to Excelsior. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. The note bears interest at 10% per annum and is issued for a ninety-day rolling period. As of December 31, 2002, this note has been repaid. On October 1, 2002, Franklin received 74,232 warrants to acquire shares of Excelsior common stock at an exercise price of $1.20 per share for arranging a financing for Excelsior.

          At the closing, Franklin entered into a services agreement with Excelsior whereby Franklin provides Excelsior with certain management services. In consideration for the services provided, for a period of six months from the closing of the transaction, Franklin received $30,000 per month and was reimbursed for all direct expenses. Since then, Franklin's monthly fee is determined by a majority of the non-Franklin directors on Excelsior's board; however, the management fee will be no less than $15,000 per month and Franklin will continue to be reimbursed for all direct expenses through December 31, 2003. Finally, Franklin's chief financial officer serves as Excelsior's chief financial officer, and his salary and benefits are allocated between Excelsior and Franklin 80% and 20%, respectively. During the year ended December 31, 2002, Franklin earned $450,000 in management fees and was reimbursed $120,936 for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses of Franklin.

          On April 3, 2002, Dial Communications Global Media, Inc. ("Newco"), a newly formed wholly-owned subsidiary of Excelsior, completed the acquisition of substantially all of the assets of Dial Communications Group, Inc. ("DCGI"), and Dial Communications Group, LLC ("DCGL" and together with DCGI, the "Dial Entities") used in connection with the Dial Entities' business of selling advertising relating to radio programming (the "Dial Acquisition"). The Dial Acquisition was completed pursuant to the Asset Purchase Agreement (the "Purchase Agreement"), dated as of April 1, 2002, by and among the Dial Entities, Franklin and Excelsior. Immediately prior to the closing of the transactions contemplated by the Purchase Agreement, Excelsior assigned all of its rights and obligations under the Purchase Agreement, as well as certain other assets and liabilities relating to the portion of Excelsior's business dedicated to the sale of advertising relating to radio programming, to Newco.

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

          Sunshine along with Change Technology Partners, Inc. ("Change") both existing stockholders of Excelsior, loaned Excelsior an aggregate amount of $7,000,000 to finance the initial consideration of the Dial Acquisition. The obligations under the loans are secured by certain of Excelsior's assets.

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

CURRENT PORTFOLIO OF INVESTMENTS

          The Corporation invests primarily in equity securities, for example common stock, preferred stock, convertible preferred stock or other equity derivatives such as options, warrants or rights to acquire stock. As of December 31, 2002, the Corporation's portfolio of investments is a composite of illiquid investments in developing companies.

          The Corporation has invested a substantial portion of its assets in private companies. The current portfolio, other than Excelsior is invested in securities issued by a company involved in Internet software and information services.

EXCELSIOR

          Franklin's most significant investment is in Excelsior. As of December 31, 2002, Franklin owned 59.1% of Excelsior (29.3% on a fully diluted basis).

          Excelsior is a subsidiary of Franklin and was incorporated in 1999 under the laws of the State of Delaware. Excelsior had no operations until August 2001 when a group led by Franklin invested in Excelsior for the purpose of acquiring certain assets from Winstar Radio Networks, LLC, Winstar Global Media, Inc. and Winstar Radio Productions, LLC.

          On April 3, 2002, Excelsior purchased Dial Communications, whose assets were combined with Excelsior's Global Media division to create a national radio sales representation company with 2001 advertising sales revenues of almost $50 million and a client roster of over forty independent radio production companies.

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

          Excelsior currently produces over 20 network programs targeting the most popular radio formats, including adult contemporary, rock, urban oldies, album oriented rock, comedy and country. Excelsior produces both short form and long form programs. Short form features are two to three minute daily vignettes and include such programs as "African Americans Making History." Long form programs, such as "Walt `Baby' Love's The Countdown" and "Gospel Traxx," "Keeping The Seventies Alive," "Behind the Hits" and "All Star Mix Party" are programs that range from one to four hours in length. Excelsior offers these programs to radio stations free of charge. The radio stations airing these programs become networks for Excelsior to sell advertising time. Excelsior sells the commercial broadcast time inside of these networks to advertisers desiring national coverage.

          Franklin's goal is to work with management in order to enhance the value of Excelsior's current network. In order to do this, Excelsior will increase its marketing efforts to radio stations across the United States. The marketing efforts will focus primarily on the top 50 media markets. By increasing its network presence in the top 50 media markets, Excelsior will be able to charge a higher spot rate for its advertising time. The spot rate is the price a national advertiser pays per commercial aired on Excelsior's network. Excelsior currently has a network of over 2,000 radio affiliates, and with over 10,000 radio stations in the United States, Excelsior anticipates significantly expanding its network. However, there can be no assurance that Excelsior will be able to expand its operations.

          Excelsior intends to focus its programming growth with both short-form and long-form programs. For example during 2002, Excelsior announced the launching of two new shows: "Daily Dose" and the "Ross Brittain Morning Prep Show." Daily Dose is a morning prep show that is a joint venture between Excelsior and The Source Magazine, "Ross Brittain Morning Prep Show" is a morning prep show written by Mr. Brittain, a nationally recognized morning disc jockey. Excelsior believes that it has developed a niche in short-form programming specifically in the prep services that it provides to radio stations. Moreover, Excelsior believes that it has a strong presence in urban programming. Developing more programming that complements its existing programs will provide Excelsior with more broadcast commercial inventory to sell on its network. A typical short form program will have 2 to 4 commercials available for sale while a typical long form program has 8 to 48 commercials available for sale. Excelsior intends to offer additional programming in the future through internal development, joint ventures, and the acquisition of businesses or assets that complement Excelsior's operations.

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

          Radio stations attempt to develop formats, such as news/talk, music or other types of entertainment programming, in order to appeal to a target listening audience that will attract local, regional, and national advertisers to their station. Most radio stations do not have the creative and financial resources to produce nationally accepted programming. As a result, radio stations look to syndicators, such as Excelsior, to enhance their existing local programming. As a national network, Excelsior licenses radio stations to air its programs in exchange for commercial broadcast time on the station. Excelsior then resells the advertising time to advertisers requiring national coverage. The commercial broadcast time may vary from market to market within a specified time period depending on the requirements of the particular radio station. The advertising rates are based upon audience ratings for the specific demographic the advertiser is trying to reach. These ratings are determined by Arbitron Research Company, which periodically measures the percentage of the radio audience in a market area listening to a specific radio station during a specific time period.

          COMPETITION

          Competition for radio advertising is very intense. The industry is made up of a variety of competitive forces, including: (1) ownership groups, which own blocks of radio stations across the industry; (2) syndicators, like Excelsior, that offer programming and marketing services to radio stations; and
(3) independent producers and distributors that offer programs or services to radio stations. Several of Excelsior's syndicating competitors also are associated with major radio station group owners. In addition, many of these competitors have recognized brand names and will pay compensation to radio stations to broadcast their network commercials.

          Excelsior's largest competitors that are associated with an ownership group are Westwood One, Premier Radio Networks, and ABC Radio Networks. Excelsior estimates that these competitors account for about 80% of the network advertising revenues. Excelsior is a leader of the syndication companies not associated with an ownership group. The principal competitive factors in the radio industry are the quality and creativity of programming and the ability to provide advertisers with a cost-effective method of reaching the target demographic. In this respect, Excelsior has positioned itself by adding top producers like Walt "Baby" Love, Mike Harvey, John Tesh, Talk Radio Network featuring Michael Savage, WOR Radio featuring Joan Rivers and Jim Cramer. Excelsior's principal operating strategy is to continue to provide high quality programming in the most popular formats. Excelsior has developed and expanded its network through internal operations and will look to continue this in the future as well as acquire assets and businesses that compliment Excelsior's operations.

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

          EMPLOYEES

          As of February 1, 2003, Excelsior had 64 full time employees. In addition, Excelsior maintains continuing relationships with over 40 independent hosts, writers, and producers. Excelsior is not party to any collective bargaining agreements. Excelsior believes its relationship with its employees and independent contractors is good.

OTHER INVESTMENTS

          See "Management's Discussion and Analysis of Financial Condition."

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

EMPLOYEES

          At December 31, 2002, the Corporation had four employees.

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

          The Corporation is permitted to adopt either a profit-sharing plan pursuant to which management (including disinterested directors) could receive up to 20% of the net after-tax profits of the Corporation or an option plan covering up to 20% of the stock of the Corporation. Presently the Corporation has incentive plans in effect covering 46,875 shares (4.3% on a diluted basis). See "Item 11 Executive Compensation - Compensation Plans - Stock Option Plans."

RISK FACTORS

          There are significant risks inherent in the Corporation's venture capital business. The Corporation has invested a substantial portion of its assets in small private companies. Because of the speculative nature of these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation expects that from time to time its venture capital investments may result in a complete loss of the Corporation's invested capital or may be unprofitable. Other investments may appear likely to become successful, but may never realize their potential. Neither the Corporation's investments nor an investment in the Corporation is intended to constitute a balanced investment program. The Corporation has in the past relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.

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

          THERE IS SUBSTANTIAL DOUBT AS TO FRANKLIN'S ABILITY TO CONTINUE AS A GOING CONCERN. Franklin has determined that it may not have sufficient cash and cash equivalents to meet its working capital requirements over the next fiscal year. Franklin's independent auditors have issued an opinion in which the independent auditors have indicated that there is substantial doubt as to Franklin's ability to continue as a going concern as noted in their explanatory paragraph within their opinion, which is noted in Franklin's financial statements. Franklin is seeking alternative sources of financing to continue operating through the current fiscal year. If funds are not raised, Franklin may not be able to continue its operations.

ITEM 2.        PROPERTIES

          Franklin maintains its offices at 450 Park Avenue, New York, New York 10022, where it leases approximately 3,600 square feet of office space pursuant to a lease agreement expiring December 31, 2003. As of December 31, 2002, Franklin had a sublet arrangement with one subtenant for a portion of Franklin's office space.

ITEM 3.        LEGAL PROCEEDINGS

          On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC ("Sunshine") and four other defendants affiliated with Winstar Communications, Inc. in the Superior Court of the State of California for the County of Los Angeles. The lawsuit, which has subsequently been removed to the United States District Court for the Central District of California, alleges that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleges that Franklin and Sunshine joined the alleged conspiracy. The business was initially acquired by certain entities affiliated with Winstar Communications and, subsequently, the assets of such business were sold to Franklin and Sunshine. Concurrently with such purchase, Franklin transferred such assets to Excelsior. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. On January 7, 2002, Franklin filed a motion to dismiss the lawsuit or, in the alternative, to transfer venue to the United States District Court of the Southern District of New York. The plaintiffs filed a motion opposing Franklin's request on January 28, 2002. Franklin's motion for dismissal was granted on February 25, 2002, due to improper venue. On June 7, 2002, the plaintiffs filed their complaint to the United States District of the Southern District of New York. On July 12, 2002, Franklin filed a motion to dismiss the complaint. On February 25, 2003, the case against Franklin and Sunshine was dismissed, however the plaintiffs may file an appeal. An unfavorable outcome in this lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On November 12, 2002, the Corporation held an annual meeting of its common and preferred stockholders. Stephen L. Brown, Irving Levine, Michael P. Rolnick, Laurence I. Foster and David T. Lender were elected to serve as directors of the Corporation for a term of one year or until their successors are duly elected and qualified. The number of common and preferred shares, voting together as a single class, voted for and against each director is as follows:

---------------------------- ------------------------- -------------------------
                             FOR                       WITHHELD
---------------------------- ------------------------- -------------------------
Stephen L. Brown             982,581                   10,989
---------------------------- ------------------------- -------------------------
David Lender                 990,418                    3,152
---------------------------- ------------------------- -------------------------
Laurence I. Foster           990,418                    3,152
---------------------------- ------------------------- -------------------------
Michael P. Rolnick           990,418                    3,152
---------------------------- ------------------------- -------------------------
Irving Levine*                11,350                      0
---------------------------- ------------------------- -------------------------
Peter D. Gottlieb*            11,350                      0
---------------------------- ------------------------- -------------------------

* - Only preferred stockholders voted for these directors.

          In addition, stockholders were asked to ratify the selection of Ernst & Young LLP as the Corporation's independent auditors for the fiscal year ended December 31, 2002. 991,396 shares voted for, 1,570 shares voted against and 604 shares abstained from ratifying Ernst & Young LLP as the Corporation's independent auditors.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

          2002 QUARTER ENDING           LOW               HIGH

          March 31                      $ 3.76           $ 4.24
          June 30                       $ 3.46           $ 4.02
          September 30                  $ 2.90           $ 3.72
          December 31                   $ 1.45           $ 2.97

          2001 QUARTER ENDING           LOW               HIGH

          March 31                      $ 5.875          $ 8.125
          June 30                       $ 4.875          $ 5.75
          September 30                  $ 4.65           $ 5.05
          December 31                   $ 4.09           $ 4.87

DIVIDENDS

          The Corporation paid $115,152, $115,150 and $98,633 in dividends to preferred stockholders during 2002, 2001 and 2000, respectively, and has not paid any dividends to common stockholders during the past two years.

STOCKHOLDERS

          As of March 10, 2003, there were 568 registered shareholders of record of the Corporation's common stock. The Corporation has 5,000,000 shares of common stock authorized, of which 1,505,888 are issued and 1,042,900 shares are outstanding at March 10, 2003. The Corporation has 5,000,000 shares of convertible preferred stock authorized, of which 16,450 were issued on February 22, 2000 and 10,950 shares are outstanding at March 10, 2003. (See Item 7 Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources.)

ITEM 6.       SELECTED FINANCIAL DATA

          The following tables should be read in conjunction with the Financial Statements included in Item 8 of this Form 10-K.

BALANCE SHEET DATA
FINANCIAL POSITION AS OF DECEMBER 31:

                                                       2002           2001            2000           1999           1998
                                                   -----------    -----------     -----------    -----------    -----------
Total assets                                        $4,632,338     $4,098,866      $5,766,712     $8,995,965     $6,548,696

Liabilities                                         $1,364,798     $1,177,121        $187,632       $555,583       $233,143


Net asset value                                     $3,267,540     $2,921,745      $5,579,080     $8,440,382     $6,315,553

Net asset value per share attributable
  to common stockholders                                 $2.07          $1.19           $3.58          $7.70          $5.61

Net asset value per share, as if converted basis         $2.89          $2.44           $4.57          $7.70          $5.61

Shares outstanding                                   1,049,600      1,074,700       1,098,200      1,095,882      1,126,029

OPERATING DATA FOR THE YEAR ENDED DECEMBER 31:

                                                          2002           2001            2000*          1999           1998
                                                   -----------    -----------     -----------    -----------    -----------

Investment income                                     $455,081       $192,697        $115,015        $72,382       $263,323

Expenses                                            $1,985,450     $1,579,382      $2,372,797     $1,621,780     $1,620,408

Net investment loss from operations                $(1,530,369)   $(1,386,685)    $(2,257,782)   $(1,549,398)   $(1,357,085)

Net realized gain on portfolio of
  investments, net of current income taxes            $237,326       $522,131      $1,195,875       $688,259     $1,628,004

Net increase (decrease) in
  unrealized appreciation of investments,
  net of deferred income taxes                      $1,663,304    $(1,553,756)    $(3,365,513)    $3,086,958    $(1,015,091)

Net increase (decrease) in net Assets
  attributable to common stockholders                 $255,110    $(2,533,460)    $(4,526,053)    $2,225,819      $(744,172)

Basic and diluted net increase (decrease)
  in net assets from operations per weighted
  average number of shares outstanding                   $0.24         $(2.34)         $(4.14)         $1.98         $(0.63)

* Expenses in the year ended December 31, 2000 include non-cash compensation of $349,644 due to the exercise of employee incentive stock options.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE INFORMATION CONTAINED IN THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S 2002 FINANCIAL STATEMENTS AND NOTES THERETO IN ITEM 8.

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

STATEMENT OF OPERATIONS

          The Corporation accounts for its operations under accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of its financial performance is captioned "Net increase (decrease) in net assets from operations," which is composed of the following:

     o "Net investment loss from operations," which is the difference between the Corporation's income from interest, dividends and fees and its operating expenses;

     o    "Net  realized  gain  on  portfolio  of  investments,"  which  is  the
          difference   between  the  proceeds   received  from  dispositions  of
          portfolio securities and their stated cost;

     o    any applicable income tax provisions (benefits); and

     o "Net increase (decrease) in unrealized appreciation of investments," which is the net change in the fair value of the Corporation's investment portfolio, net of any increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

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

FINANCIAL CONDITION

          The Corporation's total assets and net assets were, respectively, $4,632,338 and $3,267,540 at December 31, 2002 versus $4,098,866 and $2,921,745 at December 31, 2001. Net asset value per share attributable to common stockholders and on an as if converted basis was $2.07 and $2.89 at December 31, 2002, respectively, versus $1.19 and $2.44, respectively, at December 31, 2001. The change in total assets and net assets is primarily attributable to a increase in the fair market value of the Corporation's investments.

          The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                         DECEMBER 31, 2002   DECEMBER 31, 2001
                                         -----------------   -----------------

Investments, at cost                         $2,511,479          $3,911,105
Unrealized appreciation (depreciation),
  net of deferred taxes                       1,471,071            (182,233)
                                             ----------          ----------
Investments, at fair value                   $3,992,550          $3,728,872
                                             ==========          ==========

INVESTMENTS

          The Corporation's financial condition is dependent on the success of its investments. The Corporation has invested a substantial portion of its assets in thinly capitalized companies including one development stage company that may lack management depth.

          ALACRA CORPORATION

          At December 31, 2002, the Corporation had an investment in Alacra Corporation ("Alacra"), valued at $1,000,000, which represents 21.6% of the Corporation's total assets and 30.6% of its net assets. Alacra, headquartered in New York and London, is a leading provider of Internet-based online information services. Alacra provides a service called .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuite(TM), a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbook(TM), a tool for company peer analysis; and Portal BTM, a fully integrated business information portal.

          On April 20, 2000, the Corporation purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. In connection with this investment, Franklin was granted observer rights on Alacra board of directors meetings.

          EXCELSIOR RADIO NETWORKS

          At December 31, 2002, the Corporation had an investment in Excelsior Radio Networks, Inc. ("Excelsior"), formerly known as eCom Capital, Inc., valued at $2,957,875, which represents 63.9% of the Corporation's total assets and 90.5% of its net assets. Excelsior produces and syndicates programs and services heard on more than 2,000 radio stations nationwide across most major formats. Through its Dial Communications Global Media sales subsidiary, Excelsior sells the advertising inventory radio stations provide in exchange for the Excelsior content. The programming and content includes prep services as well as long form and short form programming. Additionally, Dial Communications Global Media has a number of independent producer clients, which range from talk and music programs to news and traffic services. See Item 1 Business - Current Portfolio Investments - Excelsior.

          On August 28, 2001, the Corporation purchased $2,500,000 worth of Excelsior Common Stock and issued a secured note for $150,000. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. As of December 31, 2002, the secured note was paid back to Franklin. Franklin sold 250,000 common shares for $1.00 per share on December 4, 2001 for no gain or loss in connection with the proposed merger with Change. On October 1, 2002, Franklin received 74,232 warrants to acquire shares of Excelsior common stock at an exercise price of $1.20 per share for arranging a financing of Excelsior. On October 3, 2002, Franklin sold 773,196 common shares for $1.94 per share for total proceeds of $1,500,000 realizing a gain of $726,804.

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

          The Corporation had interest and dividend income of $5,081 in 2002, $72,697 in 2001, and $93,015 in 2000. The decrease in 2002 from 2001 was the result of the sale of the Avery preferred stock on February 1, 2001. The Corporation earned management fees of $450,000 in 2002, and $120,000 in 2001 in from its majority-owned affiliate, Excelsior. The Corporation had $22,000 in other income during 2000 representing a patent infringement settlement.

          Operating  expenses were  $1,985,450 in 2002,  $1,579,382 in 2001, and
$2,372,797 in 2000. A majority of the Corporation's operating expenses consist of employee compensation (which for 2000 included a non-cash charge of $349,644 due to the cashless exercise of incentive options), office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Professional fees consist of general legal fees, audit and tax fees, consulting fees and investment related legal fees. During 2002, the Corporation incurred professional fees related to the terminated merger with Change of $490,782.

          Net investment losses from operations were $1,530,369 in 2002, $1,386,685 in 2001, and $2,257,782 in 2000.

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

          NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS

          During the three years ended  December 31, 2002,  2001,  and 2000, the
Corporation  realized  net  gains  before  taxes  of  $237,658,   $520,455,  and
$1,215,875, respectively, from the disposition of various investments.

          During 2002, Franklin realized a gain of $726,804 from the sale of 773,196 shares of Excelsior Radio Networks, Inc. common stock. This gain was offset by a loss of $300,000 from the sale of 188,425 shares of Structured Web common stock, a previous portfolio holding of the Corporation, a loss of $140,000 from the write down of Excom Ventures, a previous portfolio holding of the Corporation which was determined to be a worthless security, a loss of $32,715 from the sale of 363,938 shares of Primal common stock as well as a realized net loss of $16,430 from sale of marketable securities.

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

          UNREALIZED APPRECIATION OF INVESTMENTS

          Unrealized  appreciation  of  investments,   net  of  deferred  taxes,
increased by $1,663,304 during the year ended December 31, 2002, due primarily to the increased valuation of Excelsior.

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

          LIQUIDITY AND CAPITAL RESOURCES

          The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $800,000 at December 31, 2002. This condition raises substantial doubt about the Corporation's ability to continue as a going concern. The Corporation is currently seeking financing. There can be no assurance that the Corporation would be able to obtain financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

          Cash and cash equivalents increased by $282,463 to $562,191 for the year ended December 31, 2003, compared to an decrease of $367,837 for the year ended December 31, 2001.

          Operating activities used $1,282,171 of cash for the year ended December 31, 2002, compared to providing $1,365,563 for the year ended December 31, 2001.

          Operating activities for the year ended December 31, 2002, exclusive of changes in operating assets and liabilities, used $1,513,400 of cash, as the Corporation's net increase in net assets from operations of $370,262 included non-cash charges for depreciation and amortization of $16,969, realized gains of $237,327 and unrealized gains of $1,663,304. For the year ended December 31, 2001, operating activities, exclusive of changes in operating assets and liabilities, used $1,366,691 of cash, as the Corporation's net loss of $2,418,310 included non-cash charges of depreciation and amortization of $19,994, realized gains of $522,131 and unrealized losses of $1,553,756.

          Changes in operating assets and liabilities increased cash $231,229 for the year ended December 31, 2002, principally due an increase in the level of accounts payable and accrued expenses. For the year ended December 31, 2001, changes in operating assets and liabilities produced $1,128 of cash.

          The principal factor in the $1,637,284 of cash provided by investing activities in the year ended December 31, 2002 was the sale of a portion of the Corporation's holding in Excelsior for $1,500,000. In the year ended December 31, 2001, the principal factor in the $1,236,750 cash provided by investing activities was proceeds from the sale of Avery Communications of $1,564,282 and Go America of $1,044,782, partially offset by an investment in Excelsior of $1,500,000.

          Cash used in financing activities for the year ended December 31, 2002 of $72,650 resulted from payment of preferred dividends of $115,152, the redemption of preferred stock of $137,500 and the purchase of treasury stock of $71,815 offset by the issuance of certain rights to convert promissory notes issued from Excelsior to Dial into Franklin stock of $300,000. Financing activities used $239,024 in the prior year's comparable period for the payment of preferred dividends of $115,150 and the purchase of treasury stock of $123,874.

          Franklin is obligated under an operating lease, which provides for annual minimum rental payments through December 31, 2003 of $149,600.

          On February 22, 2000, the Corporation issued $1,645,000 of convertible preferred stock. The stock was issued at a price of $100 per share and has a 7% quarterly dividend. The stock is convertible into Franklin common stock at a conversion price of $13.33 per common share. On December 31, 2002 the Corporation redeemed from certain preferred stockholders 5,500 shares of convertible preferred stock for $25.00 per share.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FRANKLIN CAPITAL CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            Page

     Report of Ernst & Young LLP .........................................    22

     Balance Sheets as of
           December 31, 2002 and 2001 ....................................    23

     Statements of Operations for the years
           ended December 31, 2002, 2001 and 2000 ........................    24

     Statements of Cash Flows for the years
           ended December 31, 2002, 2001 and 2000 ........................    25

     Statements of Changes in Net Assets for the years
           ended December 31, 2002, 2001 and 2000 ........................    26

     Financial Highlights for the years ended December 31,
           2002, 2001, 2000, 1999 and 1998 ...............................    27

     Portfolio of Investments as of
           December 31, 2002 .............................................    28

     Notes to Financial Statements ....................................... 29-37

The schedules for which  provision is made in the  applicable  regulation of the
Securities   and  Exchange   Commission  are  not  required  under  the  related
instruction or are inapplicable and, therefore, have been omitted

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Franklin Capital Corporation

     We have audited the accompanying balance sheets of Franklin Capital Corporation as of December 31, 2002 and 2001, including the portfolio of investments as of December 31, 2002, and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2002, and the financial highlights for each of the five years in the period ended December 31, 2002. These financial statements and financial highlights are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. Our procedures included the confirmation of securities owned as of December 31, 2002 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Franklin Capital Corporation at December 31, 2002 and 2001, the results of its operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2002, and the financial highlights for each of the five years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming that Franklin Capital Corporation will continue as a going concern. The Corporation has incurred recurring operating losses and as more fully described in Note 1, has a working capital deficiency. These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.


                                                   ERNST & YOUNG LLP

New York, New York
March 7, 2003

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Balance Sheets
--------------------------------------------------------------------------------

December 31,                                              2002           2001
--------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market
  value (cost: December 31, 2002 and 2001 -
  $34,675) (Note 2)                                      $34,675        $34,675
Investments, at fair value
  (cost: December 31, 2002 - $2,476,804;
  December 31, 2001 - $3,876,430) (Note 2)
    Excelsior Radio Networks, Inc.                     2,957,875      2,325,000
    Other investments                                  1,000,000      1,369,197
                                                      ----------     ----------
                                                       3,957,875      3,694,197
                                                      ----------     ----------

Cash and cash equivalents (Note 2)                       562,191        279,728
Other assets                                              77,597         90,266
                                                      ----------     ----------

TOTAL ASSETS                                          $4,632,338     $4,098,866
                                                      ==========     ==========

--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable (Note 6)                                  $951,817     $1,000,000
Accounts payable and accrued liabilities                 412,981        177,121
                                                      ----------     ----------

TOTAL LIABILITIES                                      1,364,798      1,177,121
                                                      ----------     ----------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value,
  cumulative 7% dividend: 5,000,000 shares
  authorized; 10,950 and 16,450 issued and
  outstanding at December 31, 2002 and 2001,
  respectively
  (Liquidation preference $1,095,000 and
   $1,645,000) (Note 4)                                   10,950         16,450
Common stock, $1 par value: 5,000,000 shares
  authorized; 1,505,888 shares issued: 1,049,600 and
  1,074,700 shares outstanding at December 31, 2002
  and 2001, respectively (Note 7)                      1,505,888      1,505,888
Paid-in capital                                       10,439,610     10,271,610
Unrealized appreciation (depreciation) of
  investments, net of deferred income taxes
  (Notes 2 and 3)                                      1,481,071       (182,233)
Accumulated deficit                                   (7,578,808)    (6,170,614)
                                                      ----------     ----------

                                                       5,858,711      5,441,101
Deduct: 456,288 and 431,188 shares of common stock
  held in treasury, at cost, at December 31, 2002
  and 2001, respectively (Note 4)                     (2,591,171)    (2,519,356)
                                                      ----------     ----------

Net assets (Note 9 for per share information)          3,267,540      2,921,745
                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $4,632,338     $4,098,866
                                                      ==========     ==========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                         FRANKLIN CAPITAL CORPORATION
=============================================================================================================

 Statements of Operations
-------------------------------------------------------------------------------------------------------------

For the Year Ended December 31,                                       2002            2001            2000
-------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME
  Interest on short term investments and money market accounts         $5,081         $45,953         $51,015
  Dividend income                                                          --          26,744          42,000
  Income from majority-owned affiliates  (Note 6)                     450,000         120,000              --
  Other income                                                             --              --          22,000
                                                                  -----------     -----------     -----------

                                                                      455,081         192,697         115,015
                                                                  -----------     -----------     -----------
EXPENSES
  Salaries and employee benefits  (Note 7)                            862,970         933,081       1,419,941
  Professional fees                                                   191,900         168,618         367,629
  Rent  (Note 5)                                                       98,982         126,134         104,332
  Insurance                                                            58,036          41,955          42,314
  Directors' fees                                                       2,003          18,802          67,981
  Taxes other than income taxes                                        39,709          40,394          45,306
  Newswire and promotion                                                1,181           5,707           6,823
  Depreciation and amortization                                        16,969          19,994          21,468
  Interest expense                                                     35,401          11,988              --
  Expenses related to terminated merger                               490,782              --              --
  General and administrative                                          187,517         212,709         297,003
                                                                  -----------     -----------     -----------

                                                                    1,985,450       1,579,382       2,372,797
                                                                  -----------     -----------     -----------

Net investment loss from operations                                (1,530,369)     (1,386,685)     (2,257,782)

Net realized gain on portfolio of investments:
  Investment securities:
    Affiliated                                                        254,088           7,613        (278,526)
    Unaffiliated                                                      (16,430)        512,842       1,490,582
                                                                  -----------     -----------     -----------
  Total investment securities                                         237,658         520,455       1,212,056

  Other than investment securities                                         --              --           3,819
                                                                  -----------     -----------     -----------

Net realized gain on portfolio of investments                         237,658         520,455       1,215,875

Provision (benefit) for current income taxes                              331          (1,676)         20,000
                                                                  -----------     -----------     -----------

Net realized loss                                                  (1,293,042)       (864,554)     (1,061,907)

Increase (decrease) in unrealized appreciation of investments, net of deferred income taxes:
    Investment securities:
      Affiliated                                                    1,663,304         279,699      (1,771,744)
      Unaffiliated                                                         --      (1,833,455)       (992,907)
                                                                  -----------     -----------     -----------
    Total investment securities                                     1,663,304      (1,553,756)     (2,764,651)

    Other than investment securities                                       --              --        (951,862)

    Deferred income tax benefit                                            --              --         351,000
                                                                  -----------     -----------     -----------

Increase (decrease) in unrealized appreciation of investments,
  net of deferred income taxes                                      1,663,304      (1,553,756)     (3,365,513)
                                                                  -----------     -----------     -----------

Net increase (decrease) in net assets from operations                 370,262      (2,418,310)     (4,427,420)

Preferred dividends                                                   115,152         115,150          98,633
                                                                  -----------     -----------     -----------

Net increase (decrease) in net assets attributable
  to common stockholders                                             $255,110     ($2,533,460)    ($4,526,053)
                                                                  ===========     ===========     ===========

Basic and diluted net increase (decrease) in net assets
  per share attributable to common stockholders (Note 8)                $0.24          ($2.34)         ($4.14)
                                                                  ===========     ===========     ===========
-------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                                   FRANKLIN CAPITAL CORPORATION
====================================================================================================================================

Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------

For the Year Ended December 31,                                                            2002            2001            2000
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net increase (decrease) in net assets from operations                                   $370,262     ($2,418,310)    ($4,427,420)
  Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
      Depreciation and amortization                                                         16,969          19,994          21,468
      Non-cash compensation expense from cashless exercise of officer options                   --              --         349,644
      (Increase) decrease in unrealized appreciation of investments,
        net of deferred taxes                                                           (1,663,304)      1,553,756       3,365,513
      Net realized gain on portfolio of investments, net of current income taxes          (237,327)       (522,131)     (1,195,875)
      Changes in operating assets and liabilities:
        Decrease in receivable from disposal of investments                                     --              --         231,308
        (Increase) decrease in other assets                                                 (4,300)          9,963          (7,763)
        Increase (decrease) in accounts payable and accrued liabilities                    235,529          (8,835)        (36,951)
                                                                                       -----------     -----------     -----------

          Total adjustments                                                             (1,652,433)      1,052,747       2,727,344
                                                                                       -----------     -----------     -----------

          Net cash used in operating activities                                         (1,282,171)     (1,365,563)     (1,700,076)
                                                                                       -----------     -----------     -----------

Cash flows from investing activities:
  Proceeds from sale of majority-owned affiliate                                         1,500,000         250,000              --
  Proceeds from sale of affiliate                                                           78,715       1,564,282         379,527
  Proceeds from sale of other investments                                                       --       1,044,782         950,151
  Proceeds from sale of marketable investment securities                                     6,554         543,927       1,259,323
  Loan payments received from majority-owned affiliate                                      75,000          75,000              --
  Loan to majority owned affiliate                                                              --        (150,000)             --
  Purchases of investment in majority-owned affiliate                                           --      (1,500,000)        (56,311)
  Purchase of investment in affiliate                                                           --              --        (140,000)
  Purchases of other investments                                                                --         (49,095)     (1,575,625)
  Purchases of marketable investment securities                                            (22,985)       (542,146)       (257,239)
                                                                                       -----------     -----------     -----------

          Net cash provided by investing activities                                      1,637,284       1,236,750         559,826
                                                                                       -----------     -----------     -----------

Cash flows from financing activities:
  Proceeds from issuance of preferred stock                                                     --              --       1,645,000
  Payments of preferred dividends                                                         (115,152)       (115,150)        (98,633)
  Cash paid to common stockholders in lieu of fractional shares due to
    stock split of common shares                                                                --              --          (1,448)
  Decrease in note payable                                                                 (48,183)             --              --
  Proceeds from conversion right                                                           300,000              --              --
  Redemption of preferred stock                                                           (137,500)             --              --
  Purchases of treasury stock                                                              (71,815)       (123,874)       (328,445)
                                                                                       -----------     -----------     -----------

          Net cash (used in) provided by financing activities                              (72,650)       (239,024)      1,216,474
                                                                                       -----------     -----------     -----------

Net increase (decrease) in cash and cash equivalents                                       282,463        (367,837)         76,224

Cash and cash equivalents at beginning of year                                             279,728         647,565         571,341
                                                                                       -----------     -----------     -----------

Cash and cash equivalents at end of year                                                  $562,191        $279,728        $647,565
                                                                                       ===========     ===========     ===========

------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
  Non-cash liability issued in connection with purchase of majority owned affiliate             --      $1,000,000              --

------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                        FRANKLIN CAPITAL CORPORATION
================================================================================================================

STATEMENTS OF CHANGES IN NET ASSETS
----------------------------------------------------------------------------------------------------------------

For the Year Ended December 31,                                          2002            2001            2000
----------------------------------------------------------------------------------------------------------------
Increase (decrease) in net assets from operations:
  Net investment loss                                                ($1,530,369)    ($1,386,685)    ($2,257,782)
  Net realized gain on portfolio of investments,
    net of current income taxes                                          237,327         522,131       1,195,875
  Increase (decrease) in unrealized appreciation of investments,
    net of deferred income taxes                                       1,663,304      (1,553,756)     (3,365,513)
                                                                     -----------     -----------     -----------

    Net increase (decrease) in net assets from operations                370,262      (2,418,310)     (4,427,420)

Capital stock transactions:
  Issuance of preferred stock                                                 --              --       1,645,000
  Payment of dividends on preferred stock                               (115,152)       (115,150)        (98,633)
  Issuance of stock from treasury for exercise of officer options             --              --         349,644
  Cash paid to common shareholders in lieu of fractional shares               --              --          (1,448)
  Proceeds for conversion right                                          300,000              --              --
  Redemption of preferred stock                                         (137,500)             --              --
  Purchase of treasury stock                                             (71,815)       (123,874)       (328,445)
                                                                     -----------     -----------     -----------

    Total increase (decrease) in net assets                              345,795      (2,657,335)     (2,861,302)
                                                                     -----------     -----------     -----------


Net assets at beginning of year                                        2,921,745       5,579,080       8,440,382
                                                                     -----------     -----------     -----------


Net assets at end of year                                             $3,267,540      $2,921,745      $5,579,080
                                                                     ===========     ===========     ===========
----------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                         FRANKLIN CAPITAL CORPORATION
===========================================================================================================

FINANCIAL HIGHLIGHTS

-----------------------------------------------------------------------------------------------------------

For the Year Ended December 31,                         2002(1)    2001(1)    2000(1)     1999       1998
-----------------------------------------------------------------------------------------------------------
PER SHARE OPERATING PERFORMANCE (2):
Net asset value attributable to common stockholders,
  beginning of year                                      $1.19      $3.58      $7.70      $5.61      $6.11
                                                        ------     ------     ------     ------     ------

    Net investment loss                                  (1.44)     (1.28)     (2.07)     (1.38)     (1.14)
    Net gain (loss) on portfolio of investments
      (realized and unrealized) after taxes               1.78      (0.95)     (1.98)      3.35       0.51
                                                        ------     ------     ------     ------     ------

Total from investment operations                          0.34      (2.23)     (4.05)      1.97      (0.63)
                                                        ------     ------     ------     ------     ------

Less dividends and distributions:
    Distributions from accumulated
      deficit and earnings                                0.00       0.00       0.00       0.00       0.00
                                                        ------     ------     ------     ------     ------

Total dividends and distributions                         0.00       0.00       0.00       0.00       0.00
                                                        ------     ------     ------     ------     ------

Capital stock transactions                                0.54      (0.16)     (0.07)      0.12       0.12
                                                        ------     ------     ------     ------     ------

Net asset value attributable to common stockholders,
    end of year                                          $2.07      $1.19      $3.58      $7.70      $5.61
                                                        ======     ======     ======     ======     ======

Market value per share, end of year                      $1.62      $4.18      $8.00      $6.83      $3.50
                                                        ======     ======     ======     ======     ======

TOTAL INVESTMENT RETURN:
Based on market value per share (%)                     (58.85)    (47.75)     17.13      95.24     (19.23)

RATIOS TO AVERAGE NET ASSETS:
Expenses (%)                                             56.61      37.67      25.99      24.97      23.73
Net investment loss from operations (%)                 (43.64)    (33.08)    (24.73)    (23.86)    (19.88)

RATIOS/SUPPLEMENTAL DATA:
Net assets at end of period (000 omitted)               $3,268     $2,922     $5,579     $8,440     $6,316
Portfolio turnover rate (%)                                 37         89         24         36         39

-----------------------------------------------------------------------------------------------------------

(1) - Includes liquidation preference of preferred stockholders.
(2) - Calculated based on weighted average number of shares outstanding during the period.

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

PORTFOLIO OF INVESTMENTS

------------------------------------------------------------------------------------------------------------------------------------

MARKETABLE INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------------------

                                                                                           NUMBER OF
                                                                                           SHARES OR                       MARKET
                                                                                           PRINCIPAL                        VALUE
DECEMBER 31, 2002 (2)                                                                      AMOUNT ($)       COST(1)        (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------
Certificate of Deposit - 1.15%, due 01/04/2003                                                               $34,675         $34,675
                                                                                                          ----------      ----------

     Total Marketable Investment Securities (0.9% of total investments and 1.1% of net assets)               $34,675         $34,675
                                                                                                          ----------      ----------

------------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                           NUMBER OF
                                                                                           SHARES OR                     DIRECTORS'
                                                                             EQUITY        PRINCIPAL                     VALUATION
DECEMBER 31, 2002 (2)                                     INVESTMENT        INTEREST       AMOUNT ($)      COST(1)        (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------
MAJORITY OWNED AFFILIATE

Excelsior Radio Networks, Inc.                           Common stock         59.07%       1,476,804      $1,476,804      $2,865,000
Excelsior Radio Networks, Inc.                             Warrants              --           87,111              --          92,875
                                                                                                          ----------      ----------
Total Excelsior Radio Networks, Inc.
  (74.1% of total investments and 90.5% of net assets)                        29.26%                       1,476,804       2,957,875
  (Radio production and advertising sales)                               (fully diluted)

OTHER INVESTMENT

Alacra Corporation (25.0% of total investments and       Convertible
  30.6% of net assets)                                 Preferred Stock         1.68%         321,543       1,000,000       1,000,000
                                                                                                          ----------      ----------
    (Internet-based information provider)

    Investments, at Fair Value                                                                             2,476,804       3,957,875

------------------------------------------------------------------------------------------------------------------------------------

     (1)  Book cost equals tax cost for all investments

     (2) Total investments refers to investments and marketable investment securities.

   The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2002

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

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $800,000 at December 31, 2002. (Working capital is defined as total liabilities less liquid assets.) This condition raises substantial doubt about the Corporation's ability to continue as a going concern. The Corporation is currently seeking financing. There can be no assurance that the Corporation would be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

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

The Corporation paid no interest or income taxes during the years ended December 31, 2002, 2001 and 2000.

At December 31, 2002 and 2001, the Corporation held cash and cash equivalents primarily in money market funds at two commercial banking institutions, and two broker/dealers.

VALUATION OF INVESTMENTS

Security investments which are publicly traded on a national exchange or Nasdaq Stock Market are stated at the last reported sales price on the day of valuation or, if no sale was reported on that date, then the securities are stated at the last quoted bid price. The Board of Directors of Franklin (the "Board of Directors") may determine, if appropriate, to discount the value where there is an impediment to the marketability of the securities held.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

STOCK-BASED COMPENSATION

The Corporation has elected to follow APB Opinion 25, "Accounting for Stock Issued to Employees," to account for its Non-Qualified Stock Option Plan under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant. Had compensation cost for these plans been determined at the grant dates for awards under the alternative accounting method provided for in SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123," net income and earnings per share, on a pro forma basis, would have been:

                                       December 31,  December 31,   December 31,
                                           2002         2001           2000
                                       ------------  ------------   ------------
Net increase (decrease) in net assets
  attributable to common stockholders:
As reported                              $255,110    $(2,533,460)   $(4,526,053)

Add:
Stock-based employee compensation
  expense included in reported net
  increase (decrease) in net assets
  attributable to common stockholders          --             --        223,772

Deduct:
Total stock-based employee compensation
  expense determined under fair value
  based method for all awards, net of
  related tax effect                        4,734         37,985        140,585
                                         --------    -----------    -----------
Pro forma                                $250,376    $(2,571,445)   $(4,442,866)

Basic and diluted net increase
  (decrease) in net assets attributable
  to common stockholders:
As reported                                 $0.24         $(2.34)        $(4.14)
Pro forma                                   $0.23         $(2.37)        $(4.06)

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


DEPRECIATION AND AMORTIZATION

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method at rates based upon estimated useful lives for the respective assets. Leasehold Improvements are included in other assets and are amortized over their useful lives or the remaining life of the lease, whichever is shorter.

NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

Net increase (decrease) in net assets attributable to common stockholders per common share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

RECLASSIFICATION

Certain amounts in prior years have been reclassified to conform with the current year presentation.

3.   INCOME TAXES

For the years ended December 31, 2002, 2001 and 2000, Franklin's tax (provision) benefit was based on the following:

                                                          2002           2001           2000
                                                      -----------    -----------    -----------
Net investment loss from operations                   $(1,530,369)   $(1,386,685)   $(2,257,782)
Net realized gain on portfolio of investments             237,657        520,455      1,215,875
Increase (decrease) in unrealized appreciation          1,663,304     (1,553,756)    (3,716,513)
                                                      -----------    -----------    -----------
     Pre-tax book income (loss)                       $   370,592    $(2,419,986)   $(4,758,420)
                                                      ===========    ===========    ===========

                                                          2002           2001           2000
                                                      -----------    -----------    -----------
Federal tax (provision) benefit at 34% on $370,592,
  $(2,419,986), and $(4,758,420), respectively        $  (126,000)   $   823,000    $ 1,618,000
State and local, net of Federal benefit                        --          1,000        (13,000)
Other                                                     (22,000)         5,000       (130,000)
Change in valuation allowance                             148,000       (827,000)    (1,144,000)
                                                      -----------    -----------    -----------
                                                      $        --    $     2,000    $   331,000
                                                      ===========    ===========    ===========

The components of the tax benefit are as follows:
                                                          2002           2001           2000
                                                      -----------    -----------    -----------
Current state and local tax benefit (expense)         $        --    $     2,000    $   (20,000)
Deferred tax benefit                                           --             --        351,000
                                                      -----------    -----------    -----------
Benefit for income taxes                              $        --    $     2,000    $   331,000
                                                      ===========    ===========    ===========

Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At December 31, 2002 and 2001, significant deferred tax assets and liabilities consist of:

                                                        Asset (Liability)
                                                   ----------------------------
                                                   December 31,     December 31,
                                                       2002             2001
                                                   -----------      -----------
Deferred Federal and state benefit from
  net operating loss carryforward                  $ 2,356,000      $ 1,905,000
Deferred Federal and state (provision)
  benefit on unrealized (appreciation)
  depreciation of investments                         (533,000)          66,000
Valuation allowance                                 (1,823,000)      (1,971,000)
                                                   -----------      -----------
  Deferred taxes                                   $        --      $        --
                                                   ===========      ===========

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


At December 31, 2002, Franklin had net operating loss carryforwards for income tax purposes of approximately $6,544,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $2,356,000.

4.   STOCKHOLDERS' EQUITY

The accumulated deficit at December 31, 2002, consists of accumulated net realized gains of $5,170,000 and accumulated investment losses of $12,749,000.

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

On  December  31,  2002,  the  Corporation   redeemed  from  certain   preferred
stockholders 5,500 shares of convertible preferred stock for $25.00 per share.

On April 26, 2000, the Corporation declared a three-for-two stock split of the Corporation's Common Stock in the form of a stock dividend to shareholders of record on May 15, 2000, and payable June 7, 2000. The stock split has been reflected in the accompanying financial statements and all applicable references as to the number of common shares and per share information have been restated.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 525,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of December 31, 2001, the Corporation had purchased 482,350 shares of its common stock of which 431,188 remained in treasury. During the year ended December 31, 2002, the Corporation purchased 25,100 shares of its common stock at a total cost of $71,815. To date, Franklin has repurchased 507,450 shares of its common stock of which 456,288 shares remain in treasury at December 31, 2002.

5.   COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease, which provides for annual minimum rental payments through December 31, 2003 of $149,600.

Rent expense for the years ended December 31, 2002, 2001 and 2000, was approximately $99,000, $126,000, and $104,000, respectively. For the years ended December 31, 2002, 2001 and 2000, the Corporation collected rents of $59,000, $24,000, and $40,000, respectively, from subtenants under month-to-month leases, for a portion of its existing office space that is reflected as a reduction in rent expense for that period. Of the amount collected from subtenants during the year ended December 31, 2000, $30,000, was received from a corporation included in Franklin's investment portfolio.

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC ("Sunshine") and four other defendants affiliated with Winstar Communications, Inc. in the Superior Court of the State of California for the County of Los Angeles. The lawsuit, which has subsequently been removed to the United States District Court for the Central District of California, alleges that the Winstar defendents

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleges that Franklin and Sunshine joined the alleged conspiracy. The business was initially acquired by certain entities affiliated with Winstar Communications and, subsequently, the assets of such business were sold to Franklin and Sunshine (see Note 6). Concurrently with such purchase, Franklin transferred such assets to Excelsior. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. On January 7, 2002, Franklin filed a motion to dismiss the lawsuit or, in the alternative, to transfer venue to the United States District Court of the Southern District of New York. The plaintiffs filed a motion opposing Franklin's request on January 28, 2002. Franklin's motion for dismissal was granted on February 25, 2002, due to improper venue. On June 7, 2002, the plaintiffs filed their complaint to the United States District of the Southern District of New York. On July 12, 2002, Franklin filed a motion to dismiss the complaint. On February 25, 2003, the case against Franklin and Sunshine was dismissed; however, the plaintiffs may file an appeal. An unfavorable outcome in this lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations

6.   TRANSACTIONS WITH AFFILIATES

On February 1, 2001, Franklin sold to Avery Communications, Inc. ("Avery") 1,183,938 shares of common stock and 350,000 shares of preferred stock of Avery representing Franklin's entire holding in Avery, for $1,557,617 plus accrued dividends on the preferred stock for a realized gain net of expenses of $137,759. As part of the sale, Franklin retained the right to receive 1,533,938 shares of Primal Solutions, Inc. ("Primal") a wholly-owned subsidiary of Avery. On February 13, 2001, Primal announced that Avery had completed a spin-off of Primal and Franklin received 1,533,938 fully registered and marketable shares of Primal. During the year ended December 31, 2001, Franklin sold 1,150,000 shares of Primal for total proceeds of $53,861, realizing a loss of $130,139. During the year ended December 31, 2002, Franklin sold its remaining position in Primal for total proceeds of $28,715 realizing a loss of $32,715.

On August 28, 2001, Franklin along with Sunshine Wireless LLC ("Sunshine") purchased the assets of Winstar Radio Networks, Global Media and Winstar Radio Productions (collectively "WRN") for a total purchase price of $6.25 million. Change Technology Partners, Inc. ("Change"), a public company, provided $2.25 million of senior financing for the deal. The acquisition was consummated through eCom Capital Inc., subsequently renamed Excelsior Radio Networks, Inc. ("Excelsior"), a then wholly-owned subsidiary of Franklin. Franklin's total investment was $2.5 million consisting of $1.5 million in cash and a $1 million note payable to WRN. The note is due February 28, 2002 with interest at 3.54% and has a right of set-off against certain representations and warranties made by WRN. In October 2001, a legal proceeding was filed against WRN, which also named Franklin as a defendant, in which the representations and warranties made by WRN have been challenged. Until the time that this action is settled the due date of the note is extended indefinitely (see Note 5). Additionally, Franklin provided a $150,000 note receivable to Excelsior. The note bears interest at 10% per annum and is issued for a ninety-day rolling period. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. As of December 31, 2002, this note has been repaid. In contemplation of the proposed merger agreement between Franklin and Change (see Note 11), Franklin sold to Change 250,000 shares of common stock in Excelsior for $250,000. On October 3, 2002, Franklin sold 773,196 shares of common stock in Excelsior for $1.94 per share for total proceeds of $1,500,000 realizing a gain of $726,804.

At the closing, Franklin entered into a services agreement with Excelsior whereby Franklin provides Excelsior with certain services. In consideration for the services provided, for a period of six months Franklin received $30,000 per month and was reimbursed for all direct expenses. Since then, Franklin's monthly fee is determined by a majority of the non-Franklin directors; however, said management fee will be no less than $15,000 per month and Franklin will continue to be reimbursed for all direct expenses through December 31, 2003. Finally, Franklin's chief financial officer serves in that capacity for Excelsior and his salary and benefits are allocated between Excelsior and Franklin on an 80/20 basis. During the years ended December 31, 2002, and 2001, Franklin earned $450,000 and $120,000,

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


respectively, in management fees and was reimbursed $120,936 and $40,156, respectively, for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses on Franklin.

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

The total purchase price for the Dial Acquisition will be an amount between $8,880,000 and $13,557,500. The initial consideration for the Dial Acquisition consisted of $6,500,000 in cash and a three-year promissory note bearing interest at 4.5% issued by DCGM in favor of DCGL in the aggregate principal amount of $460,000. In addition, the Purchase Agreement provides for the minimum payment of $1,920,000 of additional consideration, which is subject to increase to a maximum amount of $6,597,500 based upon the attainment of certain revenue and earnings objectives in 2002 and 2003. The additional consideration will be comprised of both cash and two additional promissory notes issued by DCGM in favor of DCGL, each with an initial aggregate principal amount of $460,000 bearing interest at 4.5% that is subject to increase upon the attainment of such revenue and earnings objectives. Each of the promissory notes issued in consideration of the Dial Acquisition is convertible into shares of Franklin's common stock at a premium ranging from 115% to 120% of the average closing prices of Franklin's common stock during a specified pre and post closing measurement period. Excelsior has paid to Franklin an amount equal to $300,000 in consideration of Franklin's obligations in connection with any Franklin common stock that may be issued pursuant to the terms of the Purchase Agreement or the promissory notes issued in consideration of the Dial Acquisition. For each share of common stock Franklin is required to issue under the Purchase Agreement or the promissory notes, Franklin will receive 0.86 shares of common stock in Excelsior.

Change and Sunshine, both existing stockholders of Excelsior, loaned Excelsior an aggregate amount of $7,000,000 to finance the initial consideration of the Dial Acquisition. The obligations under the loans are secured by certain of Excelsior's assets.

During the year ended December 31, 2000, the Corporation invested $140,000 in Excom Ventures, LLC. ("Excom"). Excom was formed as a holding company for the purpose of investing in Expert Commerce, Inc., a Business-to-Business purchase evaluation engine that simulates the way people make decisions. At December 31, 2001, the Board of Franklin determined that this investment had not value and recorded an unrealized loss. At December 31, 2002, Excom was dissolved and Franklin realized a loss of $140,000.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Commission, the issuance of options under the SOP was conditioned upon the granting of such order. The order was granted by the Commission on January 18, 2000.

Forfeited options of 1,875 were issued on March 1, 2000, to one eligible officer of the Corporation at a strike price of $14.00 per share, which represented the closing price of Franklin's Common Stock as reported by the American Stock Exchange on that date. These options will expire as originally issued on January 28, 2008. One-half of the reissued options vested immediately, and one-half vested on March 1, 2001.

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

The following is a summary of the status of the Stock Option Plans during the years ended:

                                    December 31, 2002       December 31, 2001      December 31, 2000
                                  --------------------    --------------------    --------------------
                                              Weighted               Weighted                Weighted
                                               Average                Average                 Average
                                              Exercise               Exercise                Exercise
                                   Shares      Price       Shares      Price       Shares      Price
                                   ------      ------      ------      ------      ------      ------
Outstanding at beginning of year   39,375      $11.27      39,375      $11.27      65,625      $ 4.59
Granted                                --          --          --          --      39,375      $11.27
Exercised                              --          --          --          --      65,625      $ 4.42
Forfeited                          18,750      $11.13          --          --          --          --
Expired                                --          --          --          --          --          --
                                                                       ------      ------      ------
Outstanding at end of year         20,625      $11.39      39,375      $11.27      39,375      $11.27
                                   ======                  ======                  ======
Exercisable at end of year         20,625      $11.39      26,875      $11.33      13,438      $11.33
                                   ======                  ======                  ======
Weighted average fair value
  of options granted                   --                      --                  $ 2.40

The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

                                             December 31, 2000
          Stock volatility                        41.3%
          Risk-free interest rate                  5.5%
          Option term in years                      4
          Stock dividend yield                      --

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The options issued under the SIP have a remaining contractual life of 5.1 years. The options issued under the SOP have a remaining contractual life of 7.1 years.

8.   NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                                December 31,
                                                -------------------------------------------
                                                    2002            2001            2000
                                                -------------------------------------------
Numerator:
    Net increase (decrease) in net
       assets from operations                   $   370,262     ($2,418,310)    ($4,427,420)
    Preferred stock dividends                      (115,152)       (115,150)        (98,633)
                                                -----------     -----------     -----------
    Numerator for basic and diluted
       earnings per share - net increase
       (decrease) in net assets attributable
       to common stockholders                   $   255,110     ($2,533,460)    ( $4,526,053)
                                                ===========     ===========     ===========

Denominator:
    Denominator for basic and diluted
       increase (decrease) in net assets
       from operations - weighted -
       average shares                             1,066,195       1,083,408       1,094,373
                                                ===========     ===========     ===========

Basic and diluted net increase (decrease) in
    net assets from operations per share        $      0.24     $     (2.34)    $     (4.14)
                                                ===========     ===========     ===========

Common shares which would be issued upon conversion of the Corporation's preferred stock or exercise of options have been excluded from the dilutive per share computation as they are antidilutive (see Notes 4 and 7):

                                                     Period ended December 31,
                                                   -----------------------------
                                                     2002       2001       2000
                                                   -----------------------------
Preferred stock convertible into common stock      123,375    123,375    123,375
Stock options                                       20,625     39,375     25,625

9.   NET ASSET VALUE PER SHARE

The following table sets forth the computation of net asset value per common share attributable to common stockholders:

                                                    December 31,    December 31,
                                                        2002            2001
                                                     ----------     ----------
Numerator:
     Numerator for net asset value per
       common share, as if converted basis           $3,267,540     $2,921,745
     Liquidation value of convertible preferred
       stock                                         (1,095,000)    (1,645,000)
                                                     ----------     ----------
     Numerator for net asset value per share
       attributable to common stockholders           $2,172,540     $1,276,745
                                                     ==========     ==========

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Denominator:
     Number of common shares outstanding,
       denominator for net asset value per share
       attributable to common stockholders            1,049,600      1,074,700
     Number of shares of common stock to be
       issued upon conversion of preferred stock         82,125        123,375
                                                     ----------     ----------
     Denominator for net asset value per common
       share as if converted basis                    1,131,725      1,198,075
                                                     ==========     ==========

     Net asset value per share attributable
       to common stockholders                        $     2.07     $     1.19
                                                     ==========     ==========

     Net asset value per common share, as if
       converted basis                               $     2.89     $     2.44
                                                     ==========     ==========

10.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The  cost of  purchases  and  proceeds  from  sales  of  investment  securities, excluding short-term investments, aggregated $22,985 and $1,660,269, respectively, for the year ended December 31, 2002; $3,241,241 and $3,477,991, respectively, for the year ended December 31, 2001; and $1,944,500 and $2,543,819, respectively, for the year ended December 31, 2000.

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

12.  SELECTED QUARTERLY DATA (UNAUDITED)

                                                                         2002
                                              ---------------------------------------------------------
                                               Quarter 1       Quarter 2       Quarter 3      Quarter 4
                                              -----------     -----------     -----------     ---------
Total investment income                       $    91,549     $   120,560     $   120,110     $ 122,862
Net investment loss from operations              (254,441)       (434,455)       (472,220)     (369,253)
Net (decrease) increase in net assets
  attributable to common stockholders            (268,903)      2,225,964      (1,396,784)     (305,167)
Basic and diluted earnings per common share         (0.25)           2.08           (1.31)        (0.29)

                                                                         2001
                                              ---------------------------------------------------------
                                               Quarter 1       Quarter 2       Quarter 3      Quarter 4
                                              -----------     -----------     -----------     ---------

Total investment income                       $    42,557     $    14,802     $    41,735     $  93,603
Net investment loss from operations              (390,097)       (371,291)       (317,146)     (308,151)
Net decrease in net assets
  attributable to common stockholders          (1,181,953)       (443,100)       (395,004)     (398,253)
Basic and diluted earnings per common share         (1.08)          (0.41)          (0.37)        (0.48)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          All of the Corporation's directors are independent with the exception of Stephen L. Brown.

COMMON STOCK DIRECTORS

          STEPHEN L. BROWN,(1) age 64, was elected to the Corporation's Board of Directors and appointed Chairman of its Board of Directors in October 1986. He has been Chairman and Chief Executive Officer since October 1986. Prior to joining Franklin, Mr. Brown was Chairman of S.L. Brown & Company, Inc. ("SLB & Co., Inc."), a private investment firm. Mr. Brown is a director of Copley Financial Services Corporation, advisor to Copley Fund, Inc., a mutual fund. Mr. Brown is an "interested person" of the Corporation as defined in the 1940 Act because he serves as both an officer and director of the Corporation. He is the father of Spencer L. Brown, Senior Vice President and Secretary of the Corporation.

          DAVID T. LENDER,(3) age 50, joined the Board as a director in 2000. Mr. Lender is a Managing Director at Banc of America Securities, LLC where he specializes in mergers and acquisitions. Prior to joining Banc of America Securities, LLC, Mr. Lender was a Managing Director in the Mergers and Acquisitions Group of Rothschild, Inc.

          MICHAEL P. ROLNICK,(2) age 37, joined the Board as a director in 1998. Mr. Rolnick is a General Partner at ComVentures, a venture capital firm that invests in early stage Internet and communications companies. Mr. Rolnick is responsible for private equity investments and managing portfolio companies. Prior to joining ComVentures in 1999, Mr. Rolnick had been Vice President for New Ventures at E* Trade Group Inc. since 1997.

PREFERRED STOCK DIRECTORS

          IRVING LEVINE, (1),(2),(3) age 81, joined the Board as a director in 1990. He has been Chairman of the Board and President of Copley Fund, Inc., a mutual fund, since 1978, and Chairman and Treasurer of Stuffco International, Inc., a ladies handbag processor and chain-store operator, since 1978. Mr. Levine is President and a director of Copley Financial Services Corporation (advisor to Copley Fund, Inc.) as well as a director of U.S. Energy Systems, Inc. an independent producer of clean efficient energy for growing energy markets.

          LAURENCE I. FOSTER,(2),(3) age 61, joined the Board as a director in 2002. He was a partner at KPMG until his retirement in May 2000 when he joined Richard E. Eisner & Company LLP's New York City office as a partner in the personal financial planning practice. In June 2002 Mr. Foster became an independent consultant. Mr. Foster holds the American Institute of Certified Public Accountants "Personal Financial Specialist" (PFS) designation. Mr. Foster is a member of the American Institute of Certified Public Accountants where he is the Chairman on the PFS Credential Committee. Mr. Foster is also a member of the New York State Society of Certified Public Accountants and the former chairman of their Estate Planning Committee.

1 - Member of Executive Committee, 2 - Member of Compensation Committee, 3 - Member of Audit Committee

EXECUTIVE OFFICERS

          STEPHEN L. BROWN, Chairman and Chief Executive Officer. For additional information about Mr. Brown, please see the Directors' biographical information section above.

          SPENCER L. BROWN, age 37, had been Senior Vice President of the Corporation since November 1995, Secretary of the Corporation since October 1994 and was Vice President from August 1994 to November 1995. Mr. Brown is the son of Stephen L. Brown, the Chairman and Chief Executive of the Corporation. Mr. Brown resigned his positions with Franklin on January 1, 2003 in order to become the Chief Executive Officer of Excelsior Radio Networks, Inc., Franklin's largest investment.

          HIRAM M. LAZAR, age 38, joined the Corporation as Chief Financial Officer in January 1999. From June 1992 to January 1999, Mr. Lazar was the Vice-President of Finance and Corporate Controller for Lebenthal & Co., Inc., a regional full-service broker/dealer.

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

          Based solely on a review of the forms furnished to the Corporation, or written representations from certain reporting persons, the Corporation believes that all persons who were subject to Section 16(a) in 2002 complied with the filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

          The following table sets forth a summary for each of the last three years of the cash and non-cash compensation awarded to, earned by, or paid to the Chief Executive Officer of the Corporation and the other executive officers of the Corporation, whose individual remuneration exceeded $100,000 for the year ended December 31, 2002.

                                                                                           SECURITIES
                                                                          OTHER            UNDERLYING
        NAME &                                                            ANNUAL             OPTIONS          OTHER
  PRINCIPAL POSITION        YEAR      SALARY ($)       BONUS ($)    COMPENSATION($)(1)     AWARDED (#)   COMPENSATION($)
----------------------      ----      -----------      ---------    ------------------    ------------   ----------------
Stephen L. Brown (2)        2002       $420,000         $30,000             --                  --              --
CHAIRMAN &                  2001        420,000            --               --                  --              --
PRESIDENT                   2000        350,000         125,000             --                  --              --

Spencer L. Brown(3)         2002        225,000          41,667             --                  --              --
SENIOR VICE PRESIDENT       2001        225,000            --               --                  --              --
   & SECRETARY              2000        200,000          40,000             --                  --              --

Hiram M. Lazar              2002        130,000           3,750             --                  --              --
CHIEF FINANCIAL             2001        130,000            --               --                  --              --
OFFICER                     2000        120,000          15,000             --                 1,875            --

(1) There were no perquisites paid by the Corporation in excess of the lesser of $50,000 or 10% of the compensated person's total salary and bonus for the year.

(2) Mr. Brown is an "interested person" of the Corporation, as defined under the 1940 Act, because he serves as both a director and executive officer of the Corporation.

(3) Mr. Brown resigned January 1, 2003 to become the Chief Executive Officer of Excelsior, Franklin's largest investment.

COMPENSATION OF DIRECTORS

          Each director of the Corporation, other than Mr. Stephen L. Brown, is eligible to receive a fee of $500 plus reimbursement of expenses incurred in attending each board meeting.

                                    PENSION OR
                                    RETIREMENT         ESTIMATED
                                    BENEFITS           ANNUAL       TOTAL
                                    ACCRUED AS PART    BENEFITS     COMPENSATION
                     AGGREGATE      OF CORPORATION'S   UPON         PAID TO
NAME OF DIRECTOR     COMPENSATION   EXPENSES           RETIREMENT   DIRECTORS
----------------     ------------   ----------------   ----------   ------------

Stephen L. Brown     $ --           --                 --           --

David T. Lender      $500           --                 --           $500

Michael P. Rolnick   $500           --                 --           $500

Lawrence J. Foster   $500           --                 --           $500

Irving Levine        $500           --                 --           $500

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          Irving Levine, Laurence Foster, and Michael Rolnick served on the Compensation Committee during 2002. There were no Compensation Committee interlocks or insider (employee) participation during 2002.

OPTION GRANTS

          No options were granted during the year ended December 31, 2002, to the Chief Executive Officer of the Corporation or the other executive officers of the Corporation.

OPTION EXERCISES

          No options were exercised during the year ended December 31, 2002, by the Chief Executive Officer of the Corporation or the other executive officers of the Corporation.

EMPLOYMENT AGREEMENTS

          On July 26, 2002, the Board authorized an amendment to Stephen L. Brown's Employment Agreement with the Corporation (as amended, the "Stephen Brown Employment Agreement"). The Stephen Brown Employment Agreement will now expire on December 31, 2004 ("the Term"). The Term will automatically renew from year to year thereafter, unless the Corporation notifies Mr. Brown not less than 120 days prior to the end of any Term in writing that the Corporation will not be renewing the Stephen Brown Employment Agreement.

          The Stephen Brown Employment Agreement provides that Mr. Stephen L. Brown will serve as the Chairman and Chief Executive Officer of the Corporation and be responsible for the general management of the affairs of the Corporation, reporting directly to the Board. It also provides that he will serve as a member of the Board for the period of which he is and shall from time to time be elected or reelected.

          Mr. Stephen L. Brown receives compensation under the Stephen Brown Employment Agreement in the form of base salary of $420,000. In addition, the Board may increase such salary at its discretion from time to time. Mr. Brown is also entitled to be paid bonuses as the Board determines in its sole discretion. Under the Stephen Brown Employment Agreement, the Corporation furnishes Mr. Brown with an automobile and reimburses him for certain expenses related to such automobile. In addition, Mr. Brown is reimbursed for expenses related to membership in a club to be used primarily for business purposes. Mr. Brown is entitled under the Stephen Brown Employment Agreement to participate in any employee benefit plans or programs and to receive all benefits, perquisites and emoluments for which salaried employees are eligible. Mr. Brown is also entitled to severance pay in the event of termination without cause or by constructive discharge equal to the remaining base salary payable under the Stephen Brown Employment Agreement and provides for death benefits payable to his surviving spouse equal to Mr. Brown's base salary for a period of one year.

          In addition, on July 26, 2002 the Board authorized an amendment to Stephen L. Brown's Severance Agreement (as amended, the "Stephen Brown Severance Agreement"). Under the terms of the Stephen Brown Severance Agreement, Mr. Brown is entitled to receive severance if following a change in control (as defined in the Stephen Brown Severance Agreement) his employment is terminated by the Corporation without cause or by the executive within one year of such change in control. The amendment has increased the amount of the severance payment Mr. Brown is entitled to receive upon the occurrence of such event from 1.5 to 2.5 times his average compensation over the past five years.

          Mr. Spencer L. Brown was covered under an employment agreement that was terminated effective January 1, 2003, upon Mr. Brown's resignation from the Corporation to become the Chief Executive Officer of Excelsior Radio Networks, Inc.

          On January 1, 2003, Mr. Hiram Lazar entered into an employment agreement with the Corporation, the "Hiram Lazar Employment Agreement". The Hiram Lazar Employment Agreement will expire on December 31, 2003 ("the Term"). The Term will automatically renew from year to year thereafter, unless the Corporation notifies Mr. Lazar not less than 90 days prior to the end of any Term in writing that the Corporation will not be renewing the Hiram Lazar Employment Agreement.

          The Hiram Lazar Employment Agreement provides that Mr. Lazar will serve as the Chief Financial Officer of the Corporation and be responsible for the financial affairs of the Corporation, reporting directly to the Chief Executive Officer.

          Mr. Lazar receives compensation under the Hiram Lazar Employment Agreement in the form of base salary of $160,000. In addition, the Board may increase such salary at its discretion from time to time. Mr. Lazar is also entitled to be paid bonuses up to 20% of base salary as the Board determines in its sole discretion. Mr. Lazar is entitled under the Hiram Lazar Employment Agreement to participate in any employee benefit plans or programs and to receive all benefits, perquisites and emoluments for which salaried employees are eligible. Mr. Lazar is also entitled to severance pay in the event of termination without cause or by constructive discharge equal to the remaining base salary payable under the Hiram Lazar Employment Agreement and provides for death benefits payable to his surviving spouse equal to Mr. Lazar's base salary for a period of six months. Excelsior reimburses the Corporation for 80% of Mr. Lazar's total compensation.

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

          On December 31, 2002, there were 20,625 options to purchase common stock outstanding and 26,250 remain available for future issuance.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The following tables set forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the Commission) of the Corporation's common stock as of March 10, 2003, by 1) each person who is known by the Corporation to be the beneficial owner of more than five percent of the outstanding common stock, 2) each director of the Corporation, 3) each current executive officer listed in the Summary
Compensation Table and 4) all directors and executive officers of the Corporation as a group. Except as otherwise indicated, to the Corporation's knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The address for all beneficial owners, unless stated otherwise below, is c/o Franklin Capital Corporation 450 Park Avenue, Suite 1000, New York, NY 10022.

COMMON STOCK

     NAME AND ADDRESS OF            AMOUNT AND NATURE OF            PERCENT
      BENEFICIAL OWNER              BENEFICIAL OWNERSHIP           OF CLASS
----------------------------        --------------------           --------
The Prudential Insurance
   Company of America                      187,438                    18.0%
   751 Broad Street
   Newark, NJ 07102

     NAME AND ADDRESS OF            AMOUNT AND NATURE OF            PERCENT
      BENEFICIAL OWNER              BENEFICIAL OWNERSHIP           OF CLASS
----------------------------        --------------------           --------
Stephen L. Brown                           144,791           (1)      13.9%
Irving Levine                               46,375           (2)       4.3%
Hiram M. Lazar                               9,085           (3)        *
Michael P. Rolnick                           7,250           (4)        *
David T. Lender                                300                      *
Laurence I. Foster                              --                      *
All officers and directors
   as a group (5 persons)                  207,801                    19.0%

-----------------------
 * Less than 1.0%

(1) Does not include 40,779 shares owned by Mr. Brown's children. Mr. Brown disclaims beneficial ownership of such shares.

(2) Includes options for 2,500 shares exercisable on February 14, 2000, options for 625 shares exercisable on June 7, 2000, options for 2,500 shares exercisable on February 14, 2001 and options for 625 shares exercisable on June 7, 2001. Also includes preferred stock which is convertible into 35,625 shares of common stock owned by Copley Fund, Inc. ("Copley"). Mr. Levine may be deemed to be a controlling person of Copley due to his position as Chairman and Chief Executive Officer. Therefore, Mr. Levine may be deemed to be a beneficial owner of all shares owned by Copley.

(3) Includes options for 937 shares exercisable on March 1, 2000, and options for 938 shares exercisable on March 1, 2001. Also includes preferred stock held which is convertible into 750 shares of common stock.

(4) Includes options for 2,500 shares exercisable on February 14, 2000, options for 625 shares exercisable on June 7, 2000, options for 2,500 shares exercisable on February 14, 2001 and options for 625 shares exercisable on June 7, 2001.

PREFERRED STOCK

     NAME AND ADDRESS OF            AMOUNT AND NATURE OF            PERCENT
      BENEFICIAL OWNER              BENEFICIAL OWNERSHIP           OF CLASS
----------------------------        --------------------           --------
Irving Levine                              4,750             (1)     43.4%

Mark Rattner                               2,000                     18.3%
  37 Radio Circle Drive
  Mount Kisco, NY 10549
Gerry M. Ritterman                         1,500                     13.7%
  47 Lawrence Farms Crossways
  Chappaqua, NY 10514
Hiram M. Lazar                               100                       *
Stephen L. Brown                              --                       *
David T. Lender                               --                       *
Michael P. Rolnick                            --                       *
Laurence I. Foster                            --                       *

All officers and directors
  As a group (6 persons)                   4,850                      44.3%

----------
   * Less than 1.0%

(1) Preferred stock owned by Copley Fund, Inc. ("Copley"). Mr. Levine may be deemed to be a controlling person of Copley due to his position as Chairman and Chief Executive Officer. Therefore, Mr. Levine may be deemed to be a beneficial owner of all shares owned by Copley.

Set forth below is the dollar range of equity securities beneficially owned by each nominee and continuing director as of March 10, 2003:

                                          DOLLAR RANGE OF EQUITY
          NAME OF                         SECURITIES BENEFICIALLY
          DIRECTOR                        OWNED(1)(2)(4)
          --------                        -----------------------

          Stephen L. Brown(3)             over $100,000
          David T. Lender                 $1-$10,000
          Michael P. Rolnick              $1-$10,000
          Lawrence J. Foster              None
          Irving Levine                   over $100,000

----------
(1)  Beneficial   ownership  has  been   determined  in  accordance   with  Rule
     16a-1(a)(2) of the Securities Exchange Act of 1934.

(2)  The dollar ranges are: None, $1-$10,000, $10,001-$50,000,  $50,001-100,000,
     or over $100,000.

(3) Denotes an individual who is an "interested person" as defined in the Investment Company Act of 1940.

(4) Franklin Capital has not provided information with respect to the "Aggregate Dollar Range of Equity Securities in All Funds Overseen or to be Overseen by Director or Nominee in Family of Investment Companies" because it is not part of a family of investment companies.

EQUITY COMPENSATION PLAN INFORMATION

          The following table summarizes information about the options, warrants and rights and other equity compensation under the Corporation's equity plans as of December 31, 2002.

                                                                                NUMBER OF SECURITIES REMAINING
                                                                                AVAILABLE FOR FUTURE ISSUANCE
                           NUMBER OF SECURITIES TO     WEIGHTED-AVERAGE         UNDER EQUITY COMPENSATION PLANS
                           BE ISSUED UPON EXERCISE     EXERCISE PRICE OF        (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY              OF OUTSTANDING OPTIONS      OUTSTANDING OPTIONS      IN COLUMN (A))
Equity compensation plans
approved by security holders(1)    20,625                    $11.39                    26,250

(1)  Includes  options to purchase shares of Corporation  common stock under the
     following   stockholder  approved  plans:  Stock  Incentive  Plan  and  the
     Non-Statutory Stock Option Plan both approved on September 9, 1997.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See Items 10 through 12 and Footnote 6 to the Financial Statements.

ITEM 14.       CONTROLS AND PROCEDURES

          The Corporation's chief executive officer and chief financial officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report. Based on such evaluation, they have concluded that, as of the Evaluation Date, the information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

          There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls during the period covered by this annual report.

                                     PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

The following financial statements are set forth under Item 8.

     (a)  (1)  Financial Statements

                  Report of Ernst & Young LLP
                  Balance Sheets as of December 31, 2002 and 2001
                  Statements of Operations for the years ended
                    December 31, 2002, 2001 and 2000
                  Statements of Cash Flows for the years ended
                    December 31, 2002, 2001 and 2000
                  Statements of Changes in Net Assets for the years ended
                    December 31, 2002, 2001 and 2000
                  Financial Highlights for the years ended
                    December 31, 2002, 2001, 2000, 1999 and 1998
                  Portfolio of Investments as of December 31, 2002
                  Notes to Financial Statements

The following exhibits are filed herewith or incorporated as set forth below:

          (2)  Exhibits

                  (2)(i)      Agreement  and  Plan of  Merger  between  Franklin
                              Capital    Corporation   and   Change   Technology
                              Partners, Inc. dated as of December 4, 2001(1)
                  (3)(i)      Articles of Incorporation(2)
                  (3)(ii)     By-Laws(2)
                  (3)(iii)    Amendment to Articles of Incorporation(3)
                  (4)(i)      Certificate of Designation(4)
                  (4)(ii)     Registration Rights Agreement(5)
                  (4)(iii)    Preferred Stock Purchase Agreement(6)
                  (10)(i)     Employment Agreement - Stephen L. Brown(7)
                  (10)(ii)    Employment Agreement - Spencer L. Brown(8)
                  (10)(iii)   Severance Agreement - Stephen L. Brown(9)
                  (10)(iv)    Severance Agreement - Spencer L. Brown(10)
                  (10)(v)     Stock  Incentive  Plan(12)
                  (10)(vi)    Stock Option Plan(13)
                  (10)(vii)   Management    Agreement   with   Excelsior   Radio
                              Networks(14)
                  (10)(viii) Asset Purchase Agreement, dated as of April 1, 2002, by and among the Dial Entities, Franklin and Excelsior (11)
                  (10)(ix)    Convertible  Promissory Note, dated April 3, 2002,
                              issued by Newco in favor of DCGL (11)
                  (10)(x)     Convertible  Promissory Note, dated April 3, 2002,
                              issued by Newco in favor of DCGL (11)
                  (10)(xi)    Convertible  Promissory Note, dated April 3, 2002,
                              issued by Newco in
                              favor of DCGL (11)
                  (10)(xii) Promissory Note, dated April 3, 2002, issued by Excelsior in favor of Change (11)
                  (10)(xiii) Promissory Note, dated April 3, 2002, issued by Excelsior in favor of Sunshine (11)
                  (10)(xiv) Security Agreement, dates as of April 3, 2002, by and among Excelsior, Sunshine and Change (11)
                  (10)(xv) Amendment No. 1 to Agreement and Plan of Merger, dated as of April 3, 2002, by and between Change and Franklin (11)
                  (21)        List of Subsidiaries(15)
                  (23)        Consent of Ernst & Young LLP
                  (99.1) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted By Section 906 Of The Sarbanes-Oxley Act Of 2002
                  (99.2) Certification Pursuant To 18 U.S.C. Section 1350, As Adopted By Section 906 Of The Sarbanes-Oxley Act Of 2002

----------
(1) Incorporated by reference to the Current Report on Form 8-K filed December 5, 2001.

(2) Incorporated by reference to the Corporation's Form N-2, as amended, filed July 31, 1992.

(3) Incorporated by reference to Exhibit 3 (iii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(4) Incorporated by reference to Exhibit 4 (i) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(5) Incorporated by reference to Exhibit 4 (ii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(6) Incorporated by reference to Exhibit 4 (iii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(7) Incorporated by reference to Exhibit 10 (i) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(8) Incorporated by reference to Exhibit 10 (ii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(9) Incorporated by reference to Exhibit 10 (iii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(10) Incorporated by reference to Exhibit 10 (iv) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(11) Incorporated by reference to Current Report on form 8-K filed on April 3, 2002

(12) Incorporated by reference to Exhibit 10 (v) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001

(13) Incorporated by reference to Exhibit 10 (vi) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001

(14) Incorporated by reference to Exhibit 10 (vii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001

(15) Incorporated by reference to Exhibit 21 filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001

     (b)  Reports on Form 8-K.

               None

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FRANKLIN CAPITAL CORPORATION

Date: March 31, 2003                   By: /s/ Stephen L. Brown
                                           -------------------------------------
                                           Stephen L. Brown
                                           CHAIRMAN & CHIEF EXECUTIVE OFFICER

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

         SIGNATURES                                  TITLE


/s/ Stephen L. Brown                             Chairman &
-----------------------                          Chief Executive Officer
Stephen L. Brown


/s/ Hiram M. Lazar                               Chief Financial Officer
----------------------
Hiram M. Lazar


/s/ Laurence I. Foster                           Director
----------------------
Laurence I. Foster


/s/ David T. Lender                              Director
----------------------
David T. Lender


/s/ Irving Levine                                Director
----------------------
Irving Levine


/s/ Michael P. Rolnick                           Director
----------------------
Michael P. Rolnick

                                 CERTIFICATIONS

I, Stephen L. Brown, certify that:

1. I have reviewed this annual report on Form 10-K of Franklin Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date March 31, 2003


     By: /s/ Stephen L. Brown
         -------------------------------
         Name:  Stephen L. Brown
         Title: Chairman and Chief Executive Officer

                                 CERTIFICATIONS

I, Hiram M. Lazar, certify that:

1. I have reviewed this annual report on Form 10-K of Franklin Capital Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date March 31, 2003


By: /s/ Hiram M. Lazar
    -----------------------------------
     Name:  Hiram M. Lazar
     Title: Chief Financial Officer