Form 10-Q
period 2003-03-31
FRANKLIN CAPITAL CORP
filed 2003-05-15
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
    X        Quarterly Report Pursuant to Section 13 or  15(d) of the Securities
    -        and Exchange Act of 1934

    For the Quarterly period ended MARCH 31, 2003

                                       or

    _ Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

    For the transition period from  ________________ to ___________________.

Commission File No. 1-9727
                    ------
                          FRANKLIN CAPITAL CORPORATION
                          ----------------------------
               (Exact name of registrant specified in its charter)

           DELAWARE                                      13-3419202
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

450 PARK AVENUE, 20TH FLOOR, NEW YORK, NEW YORK                       10022
-----------------------------------------------                   --------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code       (212) 486-2323
                                                     ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---
                                 NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes        No   X
                                       ------    ------
The number of shares of common stock outstanding as of May 13, 2003 was 1,040,100.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
      Item 1.  Financial Statements (Unaudited)
               Balance Sheets
               Statements of Operations
               Statements of Cash Flows
               Statements of Changes in Net Assets
               Portfolio of Investments
               Notes to Financial Statements
      Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations
               Critical Accounting Policies
               Statement of Operations
               Financial Condition
               Investments
               Results of Operations
               Taxes
               Liquidity and Capital Resources
               Risk Factors
      Item 3.  Quantitative and Qualitative Disclosures about Market Risk
      Item 4.  Controls and Procedures

PART II. OTHER INFORMATION
      Item 1.  Legal Proceedings
      Item 2.  Changes in Securities and Use of Proceeds
      Item 3.  Defaults Upon Senior Securities
      Item 4.  Submission of Matters to a Vote of Security Holders
      Item 5.  Other Information
      Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

CERTIFICATIONS

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

                          FRANKLIN CAPITAL CORPORATION
================================================================================


BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------
                                                                                (UNAUDITED)      (AUDITED)
                                                                                  MARCH 31,     DECEMBER 31,
                                                                                    2003            2002
-----------------------------------------------------------------------------------------------------------
ASSETS

Marketable investment securities, at market value (cost: March 31,
    2003 and December 31, 2002 - $34,675)  (Note 2)                                 $34,675         $34,675
Investments, at fair value (cost: March 31, 2003 - $2,564,248;
    December 31, 2002 - $2,476,804)  (Note 2)
         Excelsior Radio Networks, Inc.                                           3,092,863       2,957,875
         Other investments                                                        1,000,000       1,000,000
                                                                                 ----------      ----------
                                                                                  4,092,863       3,957,875
                                                                                 ----------      ----------

Cash and cash equivalents (Note 2)                                                   95,398         562,191
Other assets                                                                        106,385          77,597
                                                                                 ----------      ----------

TOTAL ASSETS                                                                     $4,329,321      $4,632,338
                                                                                 ==========      ==========


-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable (Note 6)                                                             $948,111        $951,817
Accounts payable and accrued liabilities                                            369,022         412,981
                                                                                 ----------      ----------

TOTAL LIABILITIES                                                                 1,317,133       1,364,798
                                                                                 ----------      ----------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Convertible  preferred  stock, $1 par value,  cumulative 7% dividend:
    5,000,000 shares authorized;  10,950 issued and outstanding at March 31, 2003 and December 31, 2002, respectively
    (Liquidation preference $1,095,000) (Note 4)                                     10,950          10,950
Common stock, $1 par value: 5,000,000 shares authorized;
    1,505,888 shares issued: 1,042,900 and 1,049,600 shares outstanding
    at March 31, 2003 and December 31, 2002, respectively (Note 7)                1,505,888       1,505,888
Paid-in capital                                                                  10,439,610      10,439,610
Unrealized appreciation of investments,
    net of deferred income taxes  (Notes 2 and 3)                                 1,528,615       1,481,071
Accumulated deficit                                                              (7,871,699)     (7,578,808)
                                                                                 ----------      ----------

                                                                                  5,653,364       5,858,711
Deduct: 462,988 and 456,288 shares of common stock held in treasury,
    at cost, at March 31, 2003 and December 31, 2002, respectively  (Note 4)     (2,601,176)     (2,591,171)
                                                                                 ----------      ----------

Net assets (Note 9 for per share information)                                     3,012,188       3,267,540
                                                                                 ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $4,329,321      $4,632,338
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

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF OPERATIONS
(UNAUDITED)

-----------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31,                                        2003        2002
-----------------------------------------------------------------------------------------------
INVESTMENT INCOME
    Interest income                                                           $678       $1,549
    Management fees                                                         45,000       90,000
                                                                         ---------    ---------

                                                                            45,678       91,549
                                                                         ---------    ---------

EXPENSES
    Salaries and employee benefits (Note 7)                                175,565      181,776
    Professional fees                                                       30,000       35,925
    Rent  (Note 5)                                                           9,172       35,154
    Insurance                                                               17,413       11,148
    Directors' fees                                                          2,001          500
    Taxes other than income taxes                                           15,969       18,896
    Newswire and promotion                                                      --        1,000
    Depreciation and amortization                                            4,244        4,243
    Interest expense                                                         8,850        8,850
    General and administrative                                              56,191       48,498
                                                                         ---------    ---------

                                                                           319,405      345,990
                                                                         ---------    ---------

Net investment loss from operations                                       (273,727)    (254,441)

Net realized loss on portfolio of investments:
     Investment securities:
          Affiliated                                                            --           --
          Unaffiliated                                                          --      (23,507)
                                                                         ---------    ---------
     Total investment securities                                                --      (23,507)

Net realized loss on portfolio of investments                                   --      (23,507)
                                                                         ---------    ---------

Provision for current income taxes                                              --           --
                                                                         ---------    ---------

Net realized loss                                                         (273,727)    (277,948)

Increase in unrealized appreciation of investments:
     Investment securities:
          Affiliated                                                        47,544           --
          Unaffiliated                                                          --       37,833
                                                                         ---------    ---------
     Total investment securities                                            47,544       37,833
                                                                         ---------    ---------

Increase in unrealized appreciation of investments                          47,544       37,833
                                                                         ---------    ---------

Net decrease in net assets from operations                                (226,183)    (240,115)
                                                                         ---------    ---------

Preferred dividends                                                         19,164       28,788
                                                                         ---------    ---------

Net decrease in net assets attributable to
   common stockholders                                                   ($245,347)   ($268,903)
                                                                         =========    =========

Basic and diluted net decrease in net assets per common share (Note 8)       $0.23       ($0.25)
                                                                         =========    =========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Statements of Cash Flows
(unaudited)

------------------------------------------------------------------------------------------------

For the Three Months Ended March 31,                                         2003        2002
------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net decrease in net assets from operations                              ($226,183)   ($240,115)
  Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
      Depreciation and amortization                                           4,244        4,243
      Increase in unrealized appreciation of investments                    (47,544)     (37,833)
      Net realized loss on portfolio of investments,
           net of current income taxes                                           --       23,507

      Changes in operating assets and liabilities:
        Increase in other assets                                            (33,032)     (13,914)
        (Decrease) increase in accounts payable and accrued liabilities     (43,959)      57,801
                                                                          ---------    ---------

          Total adjustments                                                (120,291)      33,804
                                                                          ---------    ---------

          Net cash used in operating activities                            (346,474)    (206,311)
                                                                          ---------    ---------

Cash flows from investing activities:
  Proceeds from sale of other investments                                        --       20,093
  Loan payments from majority-owned affiliate                                    --       75,000
  Purchases of majority-owned affiliate                                     (87,444)          --
  Purchases of marketable investment securities                                  --      (22,985)
                                                                          ---------    ---------

          Net cash provided by investing activities                         (87,444)      72,108
                                                                          ---------    ---------

Cash flows from financing activities:
  Payment of preferred dividends                                            (19,164)     (28,788)
  Decrease in note payable                                                   (3,706)          --
  Purchases of treasury stock                                               (10,005)          --
                                                                          ---------    ---------

          Net cash used in by financing activities                          (32,875)     (28,788)
                                                                          ---------    ---------

Net decrease in cash and cash equivalents                                  (466,793)    (162,991)

Cash and cash equivalents at beginning of period                            562,191      279,728
                                                                          ---------    ---------

Cash and cash equivalents at end of period                                  $95,398     $116,737
                                                                          =========    =========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================


STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

-----------------------------------------------------------------------------------------------


For the Three Months Ended March 31,                                    2003           2002
-----------------------------------------------------------------------------------------------
Decrease in net assets from operations:
   Net investment loss                                                ($273,727)     ($254,441)
   Net realized loss on portfolio of investments,
       net of current income taxes                                           --        (23,507)
   Increase (decrease) in unrealized appreciation of investments,        47,544         37,833
                                                                    -----------    -----------

       Net decrease in net assets from operations                      (226,183)      (240,115)

Capital stock transactions:
   Payment of dividends on preferred stock                              (19,164)       (28,788)
   Purchase of treasury stock                                           (10,005)            --
                                                                    -----------    -----------

       Total decrease in net assets                                    (255,352)      (268,903)

Net assets at beginning of period                                     3,267,540      2,921,745
                                                                    -----------    -----------

Net assets at end of period                                          $3,012,188     $2,652,842
                                                                    ===========    ===========

----------------------------------------------------------------------------------------------

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

PORTFOLIO OF INVESTMENTS

--------------------------------------------------------------------------------

MARKETABLE INVESTMENT SECURITIES

--------------------------------------------------------------------------------

                                                                      NUMBER OF
                                                                      SHARES OR                         MARKET
                                                                      PRINCIPAL                          VALUE
MARCH 31, 2003 (2)                                                    AMOUNT ($)       COST(1)         (NOTE 2)
----------------------------------------------------------------------------------------------------------------
Certificate of Deposit - 1.15%, due 04/04/2003                                          34,675          34,675
     Total Marketable Investment Securities (0.8% of total
        investments and 1.1% of net assets)                                            $34,675         $34,675
                                                                                       =======         =======

--------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
--------------------------------------------------------------------------------

                                                                                              NUMBER OF
                                                                                              SHARES OR               DIRECTORS'
                                                                                   EQUITY     PRINCIPAL               VALUATION
MARCH 31, 2003 (2)                                               INVESTMENT       INTEREST    AMOUNT ($)    COST(1)    (NOTE 2)
--------------------------------------------------------------------------------------------------------------------------------
MAJORITY OWNED AFFILIATE

Excelsior Radio Networks, Inc.                                  Common stock        60.42%     1,510,554  $1,531,648  $2,930,475
Excelsior Radio Networks, Inc.                                    Warrants             --        152,310      32,600     162,388
                                                                                                          ----------  ----------
Total Excelsior Radio Networks, Inc. (74.9% of total
     investments and 101.3% of net assets)                                          31.11%                 1,564,248   3,092,863
        (Radio production and advertising sales)                                (fully diluted)

OTHER INVESTMENTS

Alacra Corporation (24.2% of total investments               Convertible Preferred   1.68%       321,543   1,000,000   1,000,000
     and 32.8% of net assets) (Internet-based                        Stock
       information provider)

Total Other Investments                                                                                    1,000,000   1,000,000
                                                                                                          ----------   ---------

     Investments, at Fair Value                                                                            2,564,248   4,092,863
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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2003
1. DESCRIPTION OF BUSINESS

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

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $1,100,000 at March 31, 2003. (Working capital is defined as total liabilities less liquid assets.) This condition raises substantial doubt about the Corporation's ability to continue as a going concern. The Corporation is currently seeking financing. There can be no assurance that the Corporation would be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

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

The Corporation paid no interest or income taxes during the three months ended March 31, 2003 and 2002.

At March 31, 2003 and 2002, the Corporation held cash and cash equivalents primarily in money market funds at one commercial banking institution.

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

                                                           MARCH 31, 2003      MARCH 31, 2002
                                                           --------------      --------------
Net decrease in net assets
   attributable to common stockholders:
As reported                                                   $(245,347)          $(268,903)

Deduct:
Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effect                   --                1,184
                                                              ---------            ---------
Pro forma                                                     $(245,347)           $(270,087)
                                                              =========            =========

Basic and diluted net decrease in net assets
  attributable to common stockholders:
As reported                                                      ($0.23)              $(0.25)
Pro forma                                                        ($0.23)              $(0.25)

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

3.  INCOME TAXES

For the three months ended March 31, 2003, and 2002, Franklin's tax (provision) benefit was based on the following:



                                                    2003            2002
                                                  ---------      ---------
Net investment loss from operations               $(273,727)     $(254,441)
Net realized gain on portfolio of investments            --        (23,507)
Increase in unrealized appreciation                  47,544         37,833
                                                  ---------      ---------
     Pre-tax book loss                            $(226,183)     $(240,115)
                                                  =========      =========



                                                     2003           2002
                                                  ---------      ---------
Federal tax benefit at 34% on $(226,183) and
  $(240,115), respectively ....................    $ 77,000      $  82,000
Other .........................................       7,000         (3,000)
Change in valuation allowance .................     (84,000)       (79,000)
                                                  ---------      ---------
                                                  $      --      $      --
                                                  =========      =========

Deferred income tax benefit reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At March 31, 2003 and 2002, significant deferred tax assets and liabilities consist of:

                                                                    Asset (Liability)
                                                               --------------------------
                                                                 March 31,    December 31,
                                                                   2003           2002
                                                               -----------    -----------
Deferred Federal and state benefit from net operating
  loss carryforward .........................................  $ 2,457,000    $ 2,356,000
Deferred Federal and state (provision) benefit on unrealized
  (appreciation) depreciation of investments ................     (550,000)      (533,000)
Valuation allowance .........................................   (1,907,000)    (1,823,000)
                                                               -----------    -----------
  Deferred taxes ............................................  $        --    $        --
                                                               ===========    ===========

At December 31, 2002, Franklin had net operating loss carryforwards for income tax purposes of approximately $6,544,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $2,356,000.

4.  STOCKHOLDERS' EQUITY

The accumulated deficit at March 31, 2003, consists of accumulated net realized gains of $5,150,000 and accumulated investment losses of $13,022,000.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 525,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of December 31, 2002, the Corporation had purchased 507,450 shares of its common stock of which 456,288 remained in treasury. During the three months ended March 31, 2003, the Corporation purchased 6,700 shares of its common stock at a total cost of $10,005. To date, Franklin has repurchased 514,150 shares of its common stock of which 462,988 shares remain in treasury at March 31, 2003.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


PREFERRED STOCK -

The preferred stock has a cumulative 7% quarterly dividend and is convertible into the number of shares of common stock by dividing the purchase price for the convertible preferred stock by conversion price in effect (which is currently $13.33). The convertible preferred stock has antidilution provisions, which can change the conversion price in certain circumstances if the Corporation issues additional shares of common stock. The holder has the right to convert the shares of convertible preferred stock at any time until February 22, 2010 into common stock. Upon liquidation, dissolution or winding up of the Corporation, the stockholders of the convertible preferred stock are entitled to receive $100 per share plus any accrued and unpaid dividends before distributions to any holder of the Corporation's common stock. On December 31, 2002, the Corporation redeemed from certain preferred stockholders 5,500 shares of convertible preferred stock for $25.00 per share.

5.  COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease, which provides for annual minimum rental payments through December 31, 2004 of $149,600.

Rent expense for the three months ended March 31, 2003 and 2002, was approximately $9,000 and $35,000, respectively. For the three months ended March 31, 2003, and 2002, the Corporation collected rents of $9,000 and $8,000, respectively, from subtenants under month-to-month leases, for a portion of its existing office space that is reflected as a reduction in rent expense for that period.

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC ("Sunshine") and four other defendants affiliated with Winstar Communications, Inc. in the Superior Court of the State of California for the County of Los Angeles. The lawsuit, which has subsequently been removed to the United States District Court for the Central District of California, alleges that the Winstar defendents conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleges that Franklin and Sunshine joined the alleged conspiracy. The business was initially acquired by certain entities affiliated with Winstar Communications and, subsequently, the assets of such business were sold to Franklin and Sunshine. Concurrently with such purchase, Franklin transferred such assets to Excelsior Radio Networks, Inc. ("Excelsior"). The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. On January 7, 2002, Franklin filed a motion to dismiss the lawsuit or, in the alternative, to transfer venue to the United States District Court of the Southern District of New York. The plaintiffs filed a motion opposing Franklin's request on January 28, 2002. Franklin's motion for dismissal was granted on February 25, 2002, due to improper venue. On June 7, 2002, the plaintiffs filed their complaint to the United States District of the Southern District of New York. On July 12, 2002, Franklin filed a motion to dismiss the complaint. On February 25, 2003, the case against Franklin and Sunshine was dismissed; however, the plaintiffs may file an appeal. An unfavorable outcome in this lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations.

6. TRANSACTIONS WITH AFFILIATES

Franklin issued a $1,000,000 note as part of the purchase price of Excelsior. This note was due February 28, 2002 with interest at 3.54% but has a right of set-off against certain representations and warranties made by WRN. (See Note 5)

On October 1, 2002, Franklin received 74,232 warrants to acquire shares of Excelsior common stock at an exercise price of $1.20 per share for arranging a refinancing of Excelsior debt. On October 3, 2002, Franklin sold 773,196 shares of common stock in Excelsior for $1.94 per share for total proceeds of $1,500,000 realizing a gain of $726,804.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Franklin entered into a services agreement with Excelsior whereby Franklin provides Excelsior with certain services. Franklin receives a management fee of not less than $15,000 per month as determined by Excelsior's board. Additionally, Franklin's chief financial officer serves in that capacity for Excelsior and his salary and benefits are allocated between Excelsior and Franklin on an 80/20 basis. During the three months ended March 31, 2003, and 2002, Franklin earned $45,000 and $90,000, respectively, in management fees and was reimbursed $36,000 and $30,234, respectively, for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses on Franklin.

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

The following is a summary of the status of the Stock Option Plans during the three months ended:

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                                  March 31, 2003           March 31, 2002
                                                  --------------           ---------------
                                                     Weighted                 Weighted
                                                      Average                  Average
                                                     Exercise                 Exercise
                                         Shares       Price        Shares       Price
                                         ------       -----        ------       ------
Outstanding at beginning of year         20,625       $11.39       39,375      $11.27
Granted                                     -            -           -            -
Exercised                                   -            -           -            -
Forfeited                                   -            -           -            -
Expired                                     -            -           -            -
                                         ----------               ----------
Outstanding at end of year               20,625       $11.39       39,375      $11.27
                                         ======                    ======
Exercisable at end of year               20,625       $11.39       36,875      $11.27
                                         ======                    ======
Weighted average fair value of
options granted                                    -                        -

The options issued under the SIP have a remaining contractual life of 5.1 years. The options issued under the SOP have a remaining contractual life of 7.1 years.

8.  NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                                  March 31,
                                                         --------------------------
                                                            2003           2002
                                                         -----------    -----------
Numerator:
         Net decrease in net
            assets from operations                         ($226,183)     ($240,115)
         Preferred stock dividends                           (19,164)       (28,788)
                                                         -----------    -----------
         Numerator for basic and diluted
            earnings per share - net increase in net
            assets attributable to common stockholders     ($245,347)     ($268,903)
                                                         ===========    ===========

Denominator:
         Denominator for basic and diluted
            decrease in net assets from operations -
            weighted - average shares                      1,045,187      1,074,700
                                                         ===========    ===========

Basic and diluted net increase in net assets
         from operations per share                            $(0.23)        $(0.25)
                                                         ===========    ===========

Common shares which would be issued upon conversion of the Corporation's preferred stock or exercise of options have been excluded from the dilutive per share computation as they are antidilutive (see Notes 4 and 7):

                                                       PERIOD ENDED MARCH 31,
                                                       ----------------------
                                                         2003           2002
                                                       ----------------------
Preferred stock convertible into common stock            82,125       123,375
Stock options                                            20,625        39,375

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


9. NET ASSET VALUE PER SHARE

The following table sets forth the computation of net asset value per common share attributable to common stockholders:

                                                                           MARCH 31,    DECEMBER 31,
                                                                         --------------------------
                                                                            2003            2002
                                                                         --------------------------
Numerator:
         Numerator for net asset value per
           common share, as if converted basis                            $3,012,188     $3,267,540
         Liquidation value of convertible preferred stock                 (1,095,000)    (1,095,000)
                                                                         -----------     ----------
         Numerator for net asset value per share
           attributable to common stockholders                            $1,917,188     $2,172,540
                                                                          ==========     ==========


Denominator:
         Number of common shares outstanding,
           denominator for net asset value per share
           attributable to common stockholders                             1,042,900      1,049,600
         Number of shares of common stock to be
           issued upon conversion of preferred stock                          82,125         82,125
                                                                          ----------     ----------
         Denominator for net asset value per common
           share as if converted basis                                     1,125,025      1,131,725
                                                                          ==========     ==========

         Net asset value per share attributable to common stockholders         $1.84          $2.07
                                                                          ==========     ==========

         Net asset value per common share, as if converted basis               $2.68          $2.89
                                                                          ==========     ==========

10.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, excluding short-term investments, aggregated $87,446 and $0, respectively, for the three months ended March 31, 2003; $22,985 and $95,093, respectively, for the three months ended March 31, 2002.

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

FINANCIAL CONDITION

         The Corporation's total assets and net assets were, respectively, $4,329,321 and $3,012,188 at March 31, 2003, versus $4,632,338 and $3,267,540 at
December 31, 2002. Net asset value per share attributable to common shareholders and on an as if converted basis was $1.84 and $2.68, respectively at March 31, 2003, versus $2.07 and $2.89 at December 31, 2002.

         The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                        MARCH 31, 2003       DECEMBER 31, 2002
                                        --------------       -----------------
Investments, at cost                        $2,564,248              $2,511,479
Unrealized appreciation                      1,528,615               1,481,071
                                            ----------              ----------
Investments, at fair value                  $4,092,863              $3,992,550
                                            ==========              ==========

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $1,100,000 at March 31, 2003. This condition raises substantial doubt about the Corporation's ability to continue as a going concern. There can be no assurance that the Corporation would be able to find a suitable merger partner or be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

INVESTMENTS

         Franklin's primary investment is in Excelsior. A description of Franklin's other investment follows the description of Excelsior.

         EXCELSIOR

         At March 31, 2003, the Corporation has an investment in Excelsior, formerly known as eCom Capital, Inc., valued at $3,092,863, which represents 70.8% of the Corporation's total assets and 101.3% of its net assets.

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

         The assets purchased in the Dial Acquisition were combined with Excelsior's Global Media division to create a national radio sales representation company with 2002 advertising sales revenues of almost $50 million and a client roster of over 40 independent radio production companies.

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

         On August 28,  2001,  the  Corporation  purchased  $2,500,000  worth of
Excelsior Common Stock and issued a secured note for $150,000, which has subsequently been repaid. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. The note has been repaid to Franklin. Franklin sold 250,000 common shares for $1.00 per share on December 4, 2001 for no gain or loss in connection with a proposed merger with Change Technology Partners, Inc. On October 1, 2002, Franklin received 74,232 warrants to acquire shares of Excelsior common stock at an exercise price of $1.20 per share for arranging a financing of Excelsior. On October 3, 2002, Franklin sold 773,196 common shares for $1.94 per share for total proceeds of $1,500,000 realizing a gain of $726,804. On January 31, 2003, Franklin purchased 33,750 common shares for $1.625 per share and 65,199 warrants to acquire shares of Excelsior common stock at an exercise price of $1.125 per share for $0.50 per warrant.

         ALACRA CORPORATION

         At March 31, 2003, the Corporation has an investment in Alacra Corporation ("Alacra"), valued at $1,000,000, which represents 25.7% of the Corporation's total assets and 37.7% of its net assets. Alacra, headquartered in New York and London, is a leading provider of Internet-based online information services. Alacra provides a service called .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuiteTM, a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbookTM, a tool for company peer analysis; and Portal BTM, a fully integrated business information portal.

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

         The Corporation had investment income of $45,678 and $91,549 for the three months ended March 31, 2003 and 2002, respectively. The decrease in investment income for the three months ended March 31, 2003 when compared to March 31, 2002, was primarily the result of the reduction of the management fee from Excelsior.

         Operating expenses were $319,405 and $345,990 for the three months ended March 31, 2003 and 2002, respectively. A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Included in compensation is a $40,000 bonus paid to an officer of the Corporation during 2003. Professional fees consist of general legal fees, audit and tax fees and investment related legal fees. The Corporation was reimbursed approximately $36,000 and $30,000 for salary and benefit expense for its chief financial officer under the terms of the management agreement with Excelsior for the three months ended March 31, 2003 and 2002, respectively. This reimbursement has been recorded as a reduction in operating expenses.

         Net investment losses from operations were $273,727 and $254,441 for the three months ended March 31, 2003 and 2002, respectively.

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

NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS:

         During the three months ended March 31, 2003 and 2002, the Corporation realized net losses before taxes of $0 and $23,507 respectively, from the disposition of various investments.

UNREALIZED APPRECIATION OF INVESTMENTS:

         Unrealized appreciation of investments, increased by $47,544 during the three months ended March 31, 2003, primarily from unrealized gains in Excelsior.

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

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $1,100,000 at March 31, 2003. This condition raises substantial doubt about the Corporation's ability to continue as a going concern. The Corporation is seeking alternative financing. There can be no assurance that the Corporation would be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

         Cash and cash equivalents decreased by $466,793 to $95,398 for the three months ended March 31, 2003, compared to a decrease of $162,991 for the three months ended March 31, 2002.

         Operating activities used $346,474 of cash for the three months ended March 31, 2003, compared to using $206,311 for the three months ended March 31, 2002.

         Operating activities for the three months ended March 31, 2003, exclusive of changes in operating assets and liabilities, used $269,483 of cash, as the Corporation's net decrease in net assets from operations of $226,183 included non-cash charges for depreciation and amortization of $4,244 and unrealized gains of $47,544. For the three months ended March 31, 2002, operating activities, exclusive of changes in operating assets and liabilities, used $250,198 of cash, as the Corporation's net decrease in net assets from operations of $240,115 included non-cash charges of depreciation and amortization of $4,243, realized losses of $23,507 and unrealized gains of $37,833.

         Changes in operating assets and liabilities decreased cash $116,991 for the three months ended March 31, 2003, principally due to a decrease in the level of accounts payable and accrued expenses and an increase in other assets. For the three months ended March 31, 2002, changes in operating assets and liabilities produced $43,887 of cash.

           The factor in the $87,444 of cash used in investing activities for the three months ended March 31, 2003 was the purchase of additional common shares and warrants of Excelsior. For the three months ended March 31, 2002, the principal factor in the $72,108 cash provided by investing activities was payment of a loan from Excelsior offset by the net purchase and sale of marketable investment securities.

         Cash used in financing activities for the three months ended March 31, 2003 of $32,875 resulted from payment of preferred dividends of $19,164 and the purchase of treasury stock of

$10,005. Financing activities used $28,788 in the prior year's comparable period for the payment of preferred dividends.

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

         THERE IS SUBSTANTIAL DOUBT AS TO FRANKLIN'S ABILITY TO CONTINUE AS A GOING CONCERN. Franklin has determined that it may not have sufficient cash and cash equivalents to meet its working capital requirements over the next fiscal year. Franklin's independent auditors have issued an opinion in which the independent auditors have indicated that there is substantial doubt as to Franklin's ability to continue as a going concern as noted in their explanatory paragraph within their opinion, which is noted in Franklin's annual financial statements. Franklin is currently seeking alternative sources of financing to continue operating through the current fiscal year. If funds were not raised, Franklin may not be able to continue its operations.

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

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FRANKLIN CAPITAL CORPORATION



Date: May 14, 2003                 By:    /s/ STEPHEN L. BROWN
                                          --------------------
                                          Stephen L. Brown
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER



                                          /s/ HIRAM M. LAZAR
                                          --------------------------------
                                          Hiram M. Lazar
                                          CHIEF FINANCIAL OFFICER

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

Dated: May 14, 2003

     By: /s/ STEPHEN L. BROWN
         --------------------
         Name: Stephen L. Brown
         Title: Chairman and Chief Executive Officer

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

Dated: May 14, 2003

By: /s/ HIRAM M. LAZAR
    ------------------
     Name: Hiram M. Lazar
     Title:   Chief Financial Officer