Form 10-Q
period 2003-06-30
FRANKLIN CAPITAL CORP
filed 2003-08-14
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
     X           Quarterly Report Pursuant to Section 13 or 15(d) of the
     -           Securities and Exchange Act of 1934

     For the Quarterly period ended JUNE 30, 2003

                                            or

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
                                                     ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

                                 NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes ______    No __X__
                   -

The number of shares of common stock outstanding as of August 8, 2003 was 1,040,100.

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

                                                     FRANKLIN CAPITAL CORPORATION
====================================================================================================================================

BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                JUNE 30,                (AUDITED)
                                                                                                  2003                 DECEMBER 31,
                                                                                               (UNAUDITED)                2002
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Marketable investment securities, at market value (cost: June 30, 2003 -
    $26,249, December 31, 2002 - $34,675)  (Note 2)                                               $26,249                 $34,675
Investments, at fair value (cost: June 30, 2003 - $2,476,804;
    December 31, 2002 - $2,476,804)  (Note 2)
         Excelsior Radio Networks, Inc.                                                         2,480,820               2,957,875
         Other investments                                                                      1,000,000               1,000,000
                                                                                               ----------              ----------
                                                                                                3,480,820               3,957,875
                                                                                               ----------              ----------

Cash and cash equivalents (Note 2)                                                                111,521                 562,191
Other assets                                                                                       59,017                  77,597
                                                                                               ----------              ----------

                                                                                               $3,677,607              $4,632,338
                                                                                               ==========              ==========
TOTAL ASSETS


------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Note payable                                                                                     $944,707                $951,817
Accounts payable and accrued liabilities                                                          545,956                 412,981
                                                                                               ----------              ----------

TOTAL LIABILITIES                                                                               1,490,663               1,364,798
                                                                                               ----------              ----------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend: 5,000,000 shares authorized; 10,950 issued and outstanding at June 30, 2003 and
    December 31, 2002, respectively (Liquidation preference $1,095,000) (Note 4)
Common stock, $1 par value: 5,000,000 shares authorized;                                           10,950                  10,950
    1,505,888 shares issued: 1,040,100 and 1,049,600 shares outstanding at June 30, 2003 and December 31, 2002, respectively  (Note 7)
Paid-in capital                                                                                 1,505,888               1,505,888
Unrealized appreciation of investments,                                                        10,439,610              10,439,610
    net of deferred income taxes  (Notes 2 and 3)                                               1,004,016               1,481,071
Accumulated deficit                                                                            (8,168,788)             (7,578,808)
                                                                                               ----------              ----------

                                                                                                4,791,676               5,858,711
Deduct: 465,788 and 456,288 shares of common stock held in treasury,
    at cost, at June 30, 2003 and December 31, 2002, respectively  (Note 4)                    (2,604,732)             (2,591,171)
                                                                                               ----------              ----------

    Net assets (See Note 9 for per share information)                                           2,186,944               3,267,540
                                                                                               ----------              ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $3,677,607              $4,632,338
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

STATEMENTS OF OPERATIONS
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                       2003              2002             2003              2002
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME
    Interest and dividend income                                          $80              $560              $758            $2,109
    Management fees                                                    45,000           120,000            90,000           210,000
                                                                    ---------        ----------       -----------        ----------
                                                                       45,080           120,560            90,758           212,109
                                                                    ---------        ----------       -----------        ----------
EXPENSES
    Salaries and employee benefits                                    135,629           212,115           311,194           393,891
    Professional fees                                                  72,605            35,325           102,605            71,250
    Rent                                                               26,079            28,242            35,251            63,396
    Insurance                                                          17,910            10,982            35,323            22,130
    Directors' fees                                                     2,001               501             4,002             1,001
    Taxes other than income taxes                                       9,358             9,194            25,327            28,090
    Newswire and promotion                                                  -               999                 -             1,999
    Depreciation and amortization                                       4,243             4,242             8,487             8,485
    Interest expense                                                    8,850             8,850            17,700            17,700
    Expenses related to proposed merger                                     -           200,000                 -           200,000
    General and administrative                                         46,331            44,565           102,522            93,063
                                                                    ---------        ----------       -----------        ----------
                                                                      323,006           555,015           642,411           901,005
                                                                    ---------        ----------       -----------        ----------
Net investment loss from operations                                  (277,926)         (434,455)         (551,653)         (688,896)

Net realized loss on portfolio of investments:
     Investment securities:
          Affiliated                                                        -                 -                 -                 -
          Unaffiliated                                                      -          (309,209)                -          (332,716)
                                                                    ---------        ----------       -----------        ----------
Net realized loss on portfolio of investments                               -          (309,209)                -          (332,716)
                                                                    ---------        ----------       -----------        ----------
Net realized loss                                                    (277,926)         (743,664)         (551,653)       (1,021,612)

(Decrease) increase in unrealized appreciation of investments
     Investment securities:
          Affiliated                                                 (524,599)        3,000,000          (477,055)        3,000,000
          Unaffiliated                                                      -            (1,585)                -            36,248
                                                                    ---------        ----------       -----------        ----------
(Decrease) increase in unrealized appreciation of investments        (524,599)        2,998,415          (477,055)        3,036,248
                                                                    ---------        ----------       -----------        ----------
Net (decrease) increase in net assets from operations                (802,525)        2,254,751        (1,028,708)        2,014,636

Preferred dividends                                                    19,163            28,787            38,327            57,575
                                                                    ---------        ----------       -----------        ----------
Net (decrease) increase in net assets attributable to
   common stockholders                                              ($821,688)       $2,225,964       ($1,067,035)       $1,957,061
                                                                    =========        ==========       ===========        ==========
Basic and diluted net (decrease) increase in net
assets per common share (Note 8)                                       ($0.79)            $2.08            ($1.02)            $1.83
                                                                       ======             =====            ======             =====
------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                                     FRANKLIN CAPITAL CORPORATION
====================================================================================================================================

STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

FOR THE SIX MONTHS ENDED JUNE 30,                                                         2003                    2002
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (decrease) increase in net assets from operations                               ($1,028,708)             $2,014,636
  Adjustments to reconcile net (decrease) increase in net assets from operations to net cash used in operating activities:
      Depreciation and amortization                                                         8,487                   8,485
      Decrease (increase) in unrealized appreciation of investments                       477,055              (3,036,248)
      Net realized loss on portfolio of investments                                             -                 332,715

      Changes in operating assets and liabilities:
        Decrease in other assets                                                           10,093                   2,801
        Increase in accounts payable and accrued liabilities                              132,975                 241,189
                                                                                      -----------              ----------

          Total adjustments                                                               628,610              (2,451,058)
                                                                                      -----------              ----------

          Net cash used in operating activities                                          (400,098)               (436,422)
                                                                                      -----------              ----------

Cash flows from investing activities:
  Proceeds from sale of other investments                                                       -                  78,715
  Loan payments from majority-owned affiliate                                                   -                  75,000
  Proceeds from sale of marketable investment securities                                    8,426                       -
  Purchase of majority-owned affiliates                                                   (87,444)                      -
  Proceeds from sale of majority-owned affiliate                                           87,444                       -
  Purchases of marketable investment securities                                                 -                 (22,985)
                                                                                      -----------              ----------

          Net cash provided by investing activities                                         8,426                 130,730
                                                                                      -----------              ----------

Cash flows from financing activities:
  Payment of preferred dividends                                                          (38,327)                (57,575)
  Decrease in note payable                                                                 (7,110)                      -
  Proceeds for conversion right                                                                 -                 300,000
  Purchases of treasury stock                                                             (13,561)                (35,246)
                                                                                      -----------              ----------

          Net cash (used in) provided by financing activities                             (58,998)                207,179
                                                                                      -----------              ----------

Net decrease in cash and cash equivalents                                                (450,670)                (98,513)

Cash and cash equivalents at beginning of period                                          562,191                 279,728
                                                                                      -----------              ----------

Cash and cash equivalents at end of period                                            $   111,521              $  181,215
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

STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                          2003            2002             2003             2002
------------------------------------------------------------------------------------------------------------------------------------
Decrease in net assets from operations:
   Net investment loss                                                 ($277,926)       ($434,455)       ($551,653)       ($688,896)
   Net realized loss on portfolio of investments,                              -         (309,209)               -         (332,716)
   (Decrease) increase in unrealized appreciation of investments        (524,599)       2,998,415         (477,055)       3,036,248
                                                                      ----------       ----------       ----------       ----------

       Net (decrease) increase in net assets from operations            (802,525)       2,254,751       (1,028,708)       2,014,636

Capital stock transactions:
   Payment of dividends on preferred stock                               (19,163)         (28,787)         (38,327)         (57,575)
   Proceeds for conversion right                                               -          300,000                -          300,000
   Purchase of treasury stock                                             (3,556)         (35,246)         (13,561)         (35,246)
                                                                      ----------       ----------       ----------       ----------

       Total (decrease) increase in net assets                          (825,244)       2,490,718       (1,080,596)       2,221,815
                                                                      ----------       ----------       ----------       ----------

Net assets at beginning of period                                      3,012,188        2,652,842        3,267,540        2,921,745
                                                                      ----------       ----------       ----------       ----------

Net assets at end of period                                           $2,186,944       $5,143,560       $2,186,944       $5,143,560
                                                                      ==========       ==========       ==========       ==========
------------------------------------------------------------------------------------------------------------------------------------

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

PORTFOLIO OF INVESTMENTS
------------------------------------------------------------------------------------------------------------------------------------

MARKETABLE INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  NUMBER OF
                                                                                                  SHARES OR                  MARKET
                                                                                                  PRINCIPAL                  VALUE
JUNE 30, 2003 (2)                                                                                 AMOUNT ($)     COST(1)    (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------
Certificate of Deposit - 1.05%, due 08/04/2003                                                                   $26,249    $26,249
                                                                                                                 -------    -------

     Total Marketable Investment Securities (0.7% of total investments and 1.2% of net assets)                   $26,249    $26,249
                                                                                                                 =======    =======


------------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                   NUMBER OF
                                                                                                   SHARES OR              DIRECTORS'
                                                                                      EQUITY       PRINCIPAL              VALUATION
JUNE 30, 2003(2)                                                  INVESTMENT          INTEREST     AMOUNT ($)    COST(1)   (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------
MAJORITY OWNED AFFILIATE

Excelsior Radio Networks, Inc.                            Common stock and warrants    59.07%    1,563,915   $1,476,804   $2,480,820
Total Excelsior Radio Networks, Inc.
  (70.7% of total investments and 113.4% of net assets)                                29.26%
     (Radio production and advertising sales)                                          (fully diluted)

OTHER INVESTMENTS

Alacra Corporation (28.5% of total investments
   and 45.7% of net assets)                               Convertible Preferred Stock   1.68%      321,543    1,000,000    1,000,000
                                                                                                             ----------   ----------
    (Internet-based information provider)

     Investments, at Fair Value                                                                              $2,476,804   $3,480,820
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

JUNE 30, 2003

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

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $1,400,000 at June 30, 2003. (Working capital is defined as total liabilities less liquid assets.) This condition raises substantial doubt about the Corporation's ability to continue as a going concern. The Corporation is currently seeking financing. There can be no assurance that the Corporation would be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

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

The Corporation paid no interest or income taxes during the six months ended June 30, 2003 and 2002.

At June 30, 2003 and 2002, the Corporation held cash and cash equivalents primarily in money market funds at one commercial banking institution.

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

                                             JUNE 30, 2003      JUNE 30, 2002
                                             -------------      -------------
Net (decrease) increase in net assets
  attributable to common stockholders:
As reported                                  $(1,067,035)        $1,957,061

Deduct:
Total stock-based employee compensation
  expense determined under
  fair value based method for all awards,
  net of related tax effect                            -              2,367
                                             -----------         ----------
Pro forma                                    $(1,067,035)        $1,954,694
                                             -----------         ----------

Basic and diluted net (decrease) increase
  in net assets attributable to
  common stockholders:
As reported                                       $(1.02)             $1.83
Pro forma                                         $(1.02)             $1.83

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

3.  INCOME TAXES

For the six months ended June 30, 2003, and 2002, Franklin's tax (provision) benefit was based on the following:

                                                       2003             2002
                                                   -----------      ----------
Net investment loss from operations                $  (551,653)     $ (688,896)
Net realized gain on portfolio of investments                -        (332,716)
(Decrease) increase in unrealized appreciation        (477,055)      3,036,248
                                                   -----------      ----------
     Pre-tax book loss                             $(1,028,708)     $2,014,636
                                                   ===========      ==========

                                                       2003             2002
                                                   -----------      ----------
Federal tax benefit (provision) at 34% on
  $(1,028,708) and $2,014,636, respectively        $   350,000      $ (685,000)
Other                                                   17,000         (44,000)
Change in valuation allowance                         (367,000)        729,000
                                                   -----------      ----------
                                                   $         -      $        -
                                                   ===========      ==========

Deferred income tax benefit reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At June 30, 2003 and 2002, significant deferred tax assets and liabilities consist of:

                                                         ASSET (LIABILITY)
                                                   ---------------------------
                                                     June 30,      December 31,
                                                       2003             2002
                                                   -----------      ----------
Deferred Federal and state benefit from
  net operating loss carryforward                  $ 2,551,000      $2,356,000
Deferred Federal and state provision on
  unrealized appreciation of investments              (361,000)       (533,000)
Valuation allowance                                 (2,190,000)     (1,823,000)
                                                   -----------      ----------
  Deferred taxes                                   $         -      $        -
                                                   ===========      ==========

At December 31, 2002, Franklin had net operating loss carryforwards for income tax purposes of approximately $6,544,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $2,356,000.

4.  STOCKHOLDERS' EQUITY

The accumulated deficit at June 30, 2003, consists of accumulated net realized gains of $5,131,000 and accumulated investment losses of $13,300,000.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 525,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of December 31, 2002, the Corporation had purchased 507,450 shares of its common stock of which 456,288 remained in treasury. During the six months ended June 30, 2003, the Corporation purchased 9,500 shares of its common stock at a total cost of $13,561. To date, Franklin has repurchased 516,950 shares of its common stock of which 465,788 shares remain in treasury at June 30, 2003.

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

6. TRANSACTIONS WITH AFFILIATES

Franklin issued a $1,000,000 note as part of the purchase price of Excelsior. This note was due February 28, 2002 with interest at 3.54% but has a right of set-off against certain representations and warranties made by Winstar Radio Networks, Inc. (See Note 5)

On October 1, 2002, Franklin received 74,232 warrants to acquire shares of Excelsior common stock at an exercise price of $1.20 per share for arranging a refinancing of Excelsior debt. On October 3, 2002, Franklin sold 773,196 shares of common stock in Excelsior for $1.94 per share for total proceeds of $1,500,000 realizing a gain of $726,804.

Franklin entered into a services agreement with Excelsior whereby Franklin provides Excelsior with certain services. Franklin receives a management fee of not less than $15,000 per month as determined by Excelsior's board. Additionally, Franklin's chief financial officer serves in that capacity for Excelsior and his salary and benefits are allocated between Excelsior and Franklin on an 80/20 basis. During the six months ended June 30, 2003, and 2002, Franklin earned $90,000 and $210,000, respectively, in management fees and was reimbursed $72,000 and $60,468, respectively, for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses on Franklin.

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

The following is a summary of the status of the Stock Option Plans during the six months ended:

                                        JUNE 30, 2003         JUNE 30, 2002
                                     -------------------   -------------------
                                                Weighted              Weighted
                                                Average               Average
                                                Exercise              Exercise
                                      Shares     Price      Shares     Price
                                     --------   --------   --------   --------
Outstanding at beginning of year      20,625     $11.39     39,375     $11.27
Granted                                    -          -          -          -
Exercised                                  -          -          -          -
Forfeited                                  -          -     18,750     $11.13
Expired                                    -          -          -          -
                                      ------     ------     ------     ------
Outstanding at end of year            20,625     $11.39     20,625     $11.39
                                      ======     ======     ======     ======
Exercisable at end of year            20,625     $11.39     20,625     $11.39
                                      ======     ======     ======     ======
Weighted average fair value of
  options granted                          -                     -

The options issued under the SIP have a remaining contractual life of 4.5 years. The options issued under the SOP have a remaining contractual life of 6.6 years.

8. NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        JUNE 30,                             JUNE 30,
                                                              ----------------------------------------------------------------
                                                                  2003             2002              2003              2002
                                                              ----------------------------------------------------------------
Numerator:
         Net (decrease) increase in net
            assets from operations                            $(802,525)        $2,254,751       $(1,028,708)       $2,014,636
Preferred stock dividends                                       (19,163)           (28,787)          (38,327)          (57,575)
                                                              ---------         ----------       -----------        ----------
         Numerator for basic and diluted earnings
           per share - net (decrease)
           increase in net assets attributable to
           common stockholders                                $(821,688)        $2,225,964       $(1,067,035)       $1,957,061
                                                              =========         ==========       ===========        ==========
Denominator:
         Denominator for basic (decrease)
           increase in net assets from
           operations - weighted - average shares             1,040,931           1,069,232        1,043,360         1,068,534

Basic and diluted net (decrease) increase in net
         assets from operations per share                        $(0.79)              $2.08           $(1.02)            $1.83
                                                                 ======               =====           ======             =====

Common shares which would be issued upon conversion of the Corporation's preferred stock or exercise of options have been excluded from the dilutive per share computation as they are antidilutive (see Notes 4 and 7):

                                                      PERIOD ENDED JUNE 30,
                                                      2003            2002
                                                     ----------------------
Preferred stock convertible into common stock        82,125         123,375
Stock options                                        20,625          20,625

9. NET ASSET VALUE PER SHARE

The following table sets forth the computation of net asset value per common share attributable to common stockholders:

                                                                                 JUNE 30,                  DECEMBER 31,
                                                                                ---------------------------------------
                                                                                   2003                        2002
                                                                                ---------------------------------------
Numerator:
         Numerator for net asset value per
           common share, as if converted basis                                  $2,186,944                 $3,267,540
         Liquidation value of convertible preferred stock                       (1,095,000)                (1,095,000)
                                                                                ----------                 ----------
         Numerator for net asset value per share
           attributable to common stockholders                                  $1,091,944                 $2,172,540
                                                                                ----------                 ----------
Denominator:
         Number of common shares outstanding,
           denominator for net asset value per share
           attributable to common stockholders                                   1,040,100                  1,049,600
         Number of shares of common stock to be
           issued upon conversion of preferred stock                                82,125                     82,125
                                                                                ----------                 ----------
         Denominator for net asset value per common
           share as if converted basis                                           1,122,225                  1,131,725
                                                                                ==========                 ==========
         Net asset value per share attributable to common stockholders               $1.05                      $2.07
                                                                                     =====                      =====
         Net asset value per common share, as if converted basis                     $1.95                      $2.89
                                                                                     =====                      =====


10.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, excluding short-term investments, aggregated $87,444 and $87,444, respectively, for the six months ended June 30, 2003; $22,985 and $78,715, respectively, for the six months ended June 30, 2002.

11.  SUBSEQUENT EVENT

On August 12, 2003, Franklin sold 193,000 common shares of Excelsior to Sunshine for approximately $251,000. Franklin may receive additional proceeds based on certain contingencies.

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

FINANCIAL CONDITION

         The Corporation's total assets and net assets were, respectively, $3,677,607 and $2,186,944 at June 30, 2003, versus $4,632,338 and $3,267,540 at
December 31, 2002. Net asset value per share attributable to common shareholders and on an as if converted basis was $1.05 and $1.95, respectively at June 30, 2003, versus $2.07 and $2.89 at December 31, 2002.

         The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                          JUNE 30, 2003     DECEMBER 31, 2002
                                          -------------     -----------------

Investments, at cost                        $2,503,053         $2,511,479
Unrealized appreciation                      1,004,016          1,481,071
                                            ----------         ----------
Investments, at fair value                  $3,507,069         $3,992,550
                                            ==========         ==========

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $1,400,000 at June 30, 2003. This condition raises substantial doubt about the Corporation's ability to continue as a going concern. There can be no assurance that the Corporation would be able to find a suitable merger partner or be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

INVESTMENTS

         Franklin's primary investment is in Excelsior. A description of Franklin's other investment follows the description of Excelsior.

         EXCELSIOR

         At June 30, 2003, the Corporation has an investment in Excelsior, formerly known as eCom Capital, Inc., valued at $2,480,820, which represents 67.5% of the Corporation's total assets and 113.4% of its net assets.

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

         On July 14, 2003, Excelsior purchased the assets of MJI Interactive from Premiere Radio Networks.

         On August 28,  2001,  the  Corporation  purchased  $2,500,000  worth of
Excelsior Common Stock and issued a secured note for $150,000, which has subsequently been repaid. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. The note has been repaid to Franklin. Franklin sold 250,000 common shares for $1.00 per share on December 4, 2001 for no gain or loss in connection with a proposed merger with Change Technology Partners, Inc. On October 1, 2002, Franklin received 74,232 warrants to acquire shares of Excelsior common stock at an exercise price of $1.20 per share for arranging a financing of Excelsior. On October 3, 2002, Franklin sold 773,196 common shares for $1.94 per share for total proceeds of $1,500,000 realizing a gain of $726,804. On January 31, 2003, Franklin purchased and subsequently on May 29, 2003, Franklin sold, 33,750 common shares for $1.625 per share and 65,199 warrants to acquire shares of Excelsior common stock at an exercise price of $1.125 per share for $0.50 per warrant.

         ALACRA CORPORATION

         At  June  30,  2003,  the  Corporation  has  an  investment  in  Alacra
Corporation ("Alacra"), valued at $1,000,000, which represents 27.2% of the Corporation's total assets and 45.7% of its net assets. Alacra, headquartered in New York and London, is a leading provider of Internet-based online information services. Alacra provides a service called .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuiteTM, a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbookTM, a tool for company peer analysis; and Portal BTM, a fully integrated business information portal.

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

         The Corporation had investment income of $90,758 and $212,109 for the six months ended June 30, 2003 and 2002, respectively. The decrease in investment income for the six months ended June 30, 2003 when compared to June 30, 2002, was primarily the result of the decrease in the management fee from Excelsior. The Corporation had investment income of

$45,080 and $120,560 for the three months ended June 30, 2003 and 2002, respectively. The decrease in investment income for the three months ended June 30, 2003 when compared to June 30, 2002, was primarily the result of a decrease in the management fee from Excelsior.

         Operating expenses were $642,411 and $901,005 for the six months ended and $323,006 and $555,015 for the three months ended June 30, 2003 and 2002, respectively. A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees.
Professional fees consist of general legal fees, audit and tax fees and investment related legal fees. In 2002, the Corporation accrued $200,000 in expenses related to a terminated merger. The Corporation was reimbursed approximately $72,000 for salary and benefit expense for its chief financial officer under the terms of the management agreement with Excelsior. This reimbursement has been recorded as a reduction in operating expenses.

         Net investment losses from operations were $551,653 and $688,896 for the six months ended and $277,926 and $434,455 for the three months ended June 30, 2003 and 2002, respectively. The decrease resulted primarily from the decrease in expenses noted above.

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

NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS:

         During the six months ended June 30, 2003 and 2002, the Corporation realized net losses before taxes of $0 and $332,716 respectively, from the disposition of various investments.

UNREALIZED APPRECIATION OF INVESTMENTS:

         Unrealized appreciation of investments, decreased by $477,055 during the six months ended June 30, 2003, primarily from unrealized losses in Excelsior.

         Unrealized appreciation of investments, increased by $3,036,248 during the six months ended June 30, 2002, primarily from unrealized gains in Excelsior.

TAXES

         Franklin does not qualify for pass through tax treatment as a Regulated Investment Company under Subchapter M of the Internal Revenue Code for income tax purposes. The Corporation is taxed under Regulation C of the Code and, therefore, it is subject to federal income tax on the portion of its taxable income and net capital as well as such distribution to its stockholders.

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $1,400,000 at June 30, 2003. This condition raises substantial doubt about the Corporation's ability to continue as a going concern. The Corporation is seeking alternative financing. There can be no assurance that the Corporation would be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

         Cash and cash equivalents decreased by $450,670 to $111,521 for the six months ended June 30, 2003, compared to a decrease of $98,513 for the six months ended June 30, 2002.

         Operating activities used $400,098 of cash for the six months ended June 30, 2003, compared to using $436,422 for the six months ended June 30, 2002.

         Operating activities for the six months ended June 30, 2003, exclusive of changes in operating assets and liabilities, used $543,166 of cash, as the Corporation's net decrease in net assets from operations of $628,610 included non-cash charges for depreciation and amortization of $8,487 and unrealized losses of $477,055. For the six months ended June 30, 2002, operating activities, exclusive of changes in operating assets and liabilities, used
$680,412 of cash, as the Corporation's net decrease in net assets from operations of $2,451,058 included non-cash charges of depreciation and amortization of $8,485, realized losses of $332,715 and unrealized gains of $3,036,248.

         Changes in operating assets and liabilities increased cash $143,068 for the six months ended June 30, 2003, principally due to an increase in the level of accounts payable and accrued expenses. For the six months ended June 30, 2002, changes in operating assets and liabilities produced $243,990 of cash.

           The sale of marketable securities of $8,426 of cash provided in investing activities for the six months ended June 30, 2003. For the six months ended June 30, 2002, the principal factor in the $130,730 cash provided by investing activities was payment of a loan from Excelsior and the sale of other investments offset by the net purchase and sale of marketable investment securities.

         Cash used in financing activities for the six months ended June 30, 2003 of $58,998 resulted primarily from payment of preferred dividends of $38,327 and the purchase of treasury stock of $13,561. Financing activities provided by $207,179 in the prior year's comparable period from the proceeds for conversion rights offset by the payment of preferred dividends of $57,575 and the purchase of treasury stock of $35,246.

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

                  Not applicable

ITEM 5.  OTHER INFORMATION

                  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

                   Exhibit 31.1 Certification of Chairman and Chief Executive Officer

                   Exhibit 31.2     Certification of Chief Financial Officer

                   Exhibit 32.1     Certification Pursuant To 18 U.S.C.
                                    Section 1350, As Adopted By Section 906 Of
                                    The Sarbanes-Oxley Act Of 2002

                   Exhibit 32.2     Certification Pursuant To 18 U.S.C.
                                    Section 1350, As Adopted By Section 906 Of
                                    The Sarbanes-Oxley Act Of 2002

         (B)  REPORTS ON FORM 8-K.

                  None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FRANKLIN CAPITAL CORPORATION

Date: August 12, 2003            By:      /s/ Stephen L. Brown
                                          --------------------
                                          Stephen L. Brown
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                          /s/ Hiram M. Lazar
                                          --------------------------------
                                          Hiram M. Lazar
                                          CHIEF FINANCIAL OFFICER