Form 10-Q
period 2003-09-30
FRANKLIN CAPITAL CORP
filed 2003-11-14
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
    __X__ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

      For the Quarterly period ended September 30, 2003

                                            or

    _____ Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

      For the transition period from  ________________ to ___________________.

Commission File No.  1-9727
                    --------

                          Franklin Capital Corporation
               ---------------------------------------------------
               (Exact name of registrant specified in its charter)

         Delaware                                        13-3419202
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

450 Park Avenue, 20th Floor, New York, New York                    10022
-----------------------------------------------              -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code         (212) 486-2323
                                                     ---------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---     ---

                                 NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes _____   No __X___

The number of shares of common stock outstanding as of November 3, 2003 was 1,020,100.

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

                          FRANKLIN CAPITAL CORPORATION
================================================================================


BALANCE SHEETS

-------------------------------------------------------------------------------
                                                     SEPTEMBER 30,
                                                          2003     DECEMBER 31,
                                                      (UNAUDITED)      2002
-------------------------------------------------------------------------------

ASSETS

Marketable investment securities, at market value
  (cost: September 30, 2003 - $40,899;
  December 31, 2002 - $34,675)  (Note 2)              $   37,424     $   34,675
Investments, at fair value (cost: September 30,
  2003 - $2,283,804; December 31, 2002 - $3,876,430)
  (Note 2)
    Excelsior Radio Networks, Inc.                     2,671,270      2,957,875
    Other investments                                  1,000,000      1,000,000
                                                      ----------     ----------
                                                       3,671,270      3,957,875
                                                      ----------     ----------

Cash and cash equivalents (Notes 1 & 2)                   25,987        562,191
Other assets                                              85,573         77,597
                                                      ----------     ----------

TOTAL ASSETS                                          $3,820,254     $4,632,338
                                                      ==========     ==========


--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Note payable                                          $  940,609     $  951,817
Accounts payable and accrued liabilities                 547,688        412,981
                                                      ----------     ----------

TOTAL LIABILITIES                                      1,488,297      1,364,798
                                                      ----------     ----------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value,
  cumulative 7% dividend: 5,000,000 shares
  authorized; 10,950 shares issued and outstanding
  at September 30, 2003 and December 31, 2002
  (Liquidation preference $1,095,000) (Note 4)            10,950         10,950
Common stock, $1 par value: 5,000,000 shares
  authorized; 1,505,888 shares issued:
  1,040,100 shares outstanding at September 30, 2003
  and 1,049,600 at December 31,2002 (Note 6)           1,505,888      1,505,888
Additional paid-in capital                            10,439,610     10,439,610
Unrealized appreciation of investments
  (Notes 2 and 3)                                      1,383,991      1,481,071
Accumulated deficit                                   (8,403,750)    (7,578,808)
                                                      ----------     ----------

                                                       4,936,689      5,858,711
Deduct common stock held in treasury, at cost,
  465,788 shares at September 30, 2003, and
  456,288 shares at December 31, 2002 (Note 4)        (2,604,732)    (2,591,171)
                                                      ----------     ----------

  Net assets (See Note 9 for per share information)    2,331,957      3,267,540
                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $3,820,254     $4,632,338
                                                      ==========     ==========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                          FRANKLIN CAPITAL CORPORATION
==============================================================================================================
STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------
                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                               2003          2002          2003         2002
--------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME
    Interest and dividend income                             $     90     $      110     $    848     $  2,219
    Management fees                                            45,000        120,000      135,000      330,000
                                                             --------     ----------     --------     --------

                                                               45,090        120,110      135,848      332,219
                                                             --------     ----------     --------     --------

EXPENSES
    Salaries and employee benefits                            111,660        195,957      422,854      589,848
    Professional fees                                          30,000         35,325      132,605      106,575
    Rent                                                       18,404         15,768       53,655       79,164
    Insurance                                                  16,714         17,843       52,037       39,973
    Directors' fees                                             2,001            501        6,003        1,502
    Taxes other than income taxes                               6,196          7,525       31,523       35,615
    Newswire and promotion                                         --          1,001           --        3,000
    Depreciation and amortization                               4,242          4,242       12,729       12,727
    Interest expense                                           12,600          8,850       30,300       26,550
    Expenses related to cancelled merger                       73,500        265,782       73,500      465,782
    General and administrative                                 41,456         39,536      143,978      132,599
                                                             --------     ----------     --------     --------

                                                              316,773        592,330      959,184    1,493,335
                                                             --------     ----------     --------     --------

Net investment loss from operations                          (271,683)      (472,220)    (823,336)  (1,161,116)

Net realized gain (loss) on portfolio of investments:
  Investment securities:
          Affiliated                                           57,900             --       57,900           --
          Unaffiliated                                         (2,017)       (16,431)      (2,017)    (349,147)
                                                             --------     ----------     --------     --------

Net realized gain (loss) on portfolio of investments           55,883        (16,431)      55,883     (349,147)

Provision for current income taxes                                 --            331           --          331
                                                             --------     ----------     --------     --------

                                                               55,883        (16,762)      55,883     (349,478)
                                                             --------     ----------     --------     --------

Net realized loss                                            (215,800)      (488,982)    (767,453)  (1,510,594)

Increase (decrease) in unrealized appreciation
  of investments
  Investment securities:
          Affiliated                                          383,450       (885,000)     (93,605)   2,115,000
          Unaffiliated                                         (3,475)         5,985       (3,475)      42,233
                                                             --------     ----------     --------     --------

Increase (decrease) in unrealized appreciation
  of investments                                              379,975       (879,015)     (97,080)   2,157,233
                                                             --------     ----------     --------     --------

Net increase (decrease) in net assets from operations         164,175     (1,367,997)    (864,533)     646,639

Preferred dividends                                            19,162         28,787       57,489       86,362
                                                             --------     ----------     --------     --------

Net increase (decrease) in net assets attributable to
   common stockholders                                       $145,013    ($1,396,784)   ($922,022)    $560,277
                                                             ========     ==========     ========     ========

Basic and diluted net increase (decrease) per share in
  net assets attributable to common stockholders (Note 8)       $0.14         ($1.31)      ($0.88)       $0.52
                                                                =====         ======       ======        =====
---------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                           FRANKLIN CAPITAL CORPORATION
=============================================================================================

STATEMENTS OF CASH FLOWS
(UNAUDITED)
---------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                  2003          2002
---------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (decrease) increase in net assets from operations               ($864,533)    $ 646,639
  Adjustments to reconcile net (decrease) increase in net assets from operations to net cash used in operating activities:
      Depreciation and amortization                                      12,729        12,727
      Decrease (increase) in unrealized appreciation of investments      97,080    (2,157,233)
      Net realized (gain) loss on portfolio of investments, net of
        current income taxes                                            (55,882)      349,477

      Changes in operating assets and liabilities:
        Increase in other assets                                        (20,705)      (11,428)
        Decrease in accounts payable and accrued liabilities,
        excluding change in current income taxes payable                134,707       617,532
                                                                       --------     ---------

          Total adjustments                                             167,929    (1,188,925)
                                                                       --------     ---------

          Net cash used in operating activities                        (696,604)     (542,286)
                                                                       --------     ---------

Cash flows from investing activities:
  Proceeds from sale of securities in majority-owned affiliate          250,900            --
  Proceeds from sale of other investments                                    --        78,715
  Proceeds from sale of marketable investment securities                 28,924         6,554
  Loan payments from majority-owned affiliate                                --        75,000
  Purchases of marketable investment securities                         (37,166)      (22,985)
                                                                       --------     ---------

          Net cash provided by investing activities                     242,658       137,284
                                                                       --------     ---------

Cash flows from financing activities:
  Payment of preferred dividends                                        (57,489)      (86,362)
  Decrease in note payable                                              (11,208)      (47,930)
  Proceeds for conversion right                                              --       300,000
  Purchases of treasury stock                                           (13,561)      (37,322)
                                                                       --------     ---------

          Net cash (used in) provided by financing activities           (82,258)      128,386
                                                                       --------     ---------

Net decrease in cash and cash equivalents                              (536,204)     (276,616)

Cash and cash equivalents at beginning of period                        562,191       279,728
                                                                       --------     ---------

Cash and cash equivalents at end of period                             $ 25,987     $   3,112
                                                                       ========     =========
---------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                                              FRANKLIN CAPITAL CORPORATION
==========================================================================================================================


STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                      2003           2002           2003           2002
--------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net assets from operations:
  Net investment loss                                               ($271,683)     ($472,220)     ($823,336)   ($1,161,116)
  Net realized gain (loss) on portfolio of investments,
    net of current income taxes                                        55,883        (16,762)        55,883       (349,478)
  Increase (decrease) in unrealized appreciation of investments       379,975       (879,015)       (97,080)     2,157,233
                                                                   ----------     ----------     ----------     ----------

    Net increase (decrease) in net assets from operations             164,175     (1,367,997)      (864,533)       646,639

Capital stock transactions:
  Payment of dividends on preferred stock                             (19,162)       (28,787)       (57,489)       (86,362)
  Proceeds for conversion right                                            --             --             --        300,000
  Purchase of treasury stock                                               --         (2,076)       (13,561)       (37,322)
                                                                   ----------     ----------     ----------     ----------

    Total increase (decrease) in net assets                           145,013     (1,398,860)      (935,583)       822,955
                                                                   ----------     ----------     ----------     ----------

Net assets at beginning of period                                   2,186,944      5,143,560      3,267,540      2,921,745
                                                                   ----------     ----------     ----------     ----------

Net assets at end of period                                        $2,331,957     $3,744,700     $2,331,957     $3,744,700
                                                                   ==========     ==========     ==========     ==========
--------------------------------------------------------------------------------------------------------------------------

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

PORTFOLIO OF INVESTMENTS

------------------------------------------------------------------------------------------------------------------------------------

MARKETABLE INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------------------

                                                                                         NUMBER OF
                                                                                         SHARES OR                       MARKET
                                                                                         PRINCIPAL                       VALUE
SEPTEMBER 30, 2003 (2)                                                                   AMOUNT ($)      COST(1)        (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------
Certificate of Deposit - 0.65%, due 11/03/2003                                                            26,249          26,249
Xplor Technology                                                                             7,500        14,650          11,175
                                                                                                          ------          ------

     Total Marketable Investment Securities
     (1.0% of total investments and 1.6% of net assets)                                                  $40,899         $37,424
                                                                                                         =======         =======
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         NUMBER OF
                                                                                         SHARES OR                     DIRECTORS'
                                                                             EQUITY      PRINCIPAL                     VALUATION
SEPTEMBER 30, 2003 (2)                                     INVESTMENT       INTEREST     AMOUNT ($)      COST(1)        (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------

MAJORITY OWNED AFFILIATE

Excelsior Radio Networks, Inc.                           Common stock
                                                         and warrants        51.35%      1,370,915     $1,283,804     $2,671,270
Total Excelsior Radio Networks, Inc.
(72.0% of total investments and 114.6% of net assets)                        22.09%
  (Radio production and advertising sales)                              (fully diluted)

OTHER INVESTMENTS

Alacra Corporation (27.0% of total investments            Convertible
and 42.9% of net assets)                                Preferred Stock      1.68%         321,543      1,000,000      1,000,000
                                                                                                       ----------      ---------
  (Internet-based information provider)

     Investments, at Fair Value                                                                         2,283,804      3,671,270
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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2003

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

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $1,400,000 at September 30, 2003. (Working capital is defined as total liabilities less liquid assets.) These conditions raise substantial doubt about the Corporation's ability to continue as a going concern. In order to alleviate the substantial doubt about the Corporation's ability to continue as a going concern, the Corporation will seek to sell assets or find an alternative financing source. There can be no assurance that the Corporation would be able to obtain financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

On October 8, 2003, Franklin sold to Sunshine Wireless, LLC ("Sunshine") 375,000 shares of the common stock of Excelsior at $2.00 per share for an aggregate of $750,000, realizing a gain of $375,000 (See Note 11). This asset sale reduced Franklin's working capital deficiency to approximately $700,000. Franklin continues to have a working capital deficiency primarily due to a note payable of $940,609 to Winstar Communications, Inc. ("Winstar") in connection with the acquisition of assets from Winstar (see Note 6). This note is taken into account in calculating the working capital deficit as it is assumed to be payable within the next year. Due to an action in which Franklin is a named party (see Note 5), the due date of this note has been extended indefinitely and it is uncertain as to when this note will come due. Franklin continues to seek adequate alternative financing rather than additional asset sales in order to alleviate the going concern issue.

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

The Corporation paid no interest or income taxes during the nine months ended September 30, 2003 and 2002.

At September 30, 2003 and 2002, the Corporation held cash and cash equivalents primarily in money market funds at two commercial banking institutions, and one broker/dealer.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                                   September 30,   September 30,
                                                       2003            2002
                                                    ----------       --------
Net (decrease) increase in net assets
  attributable to common stockholders:
As reported                                         $ (922,022)      $560,277

Deduct:
Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effect          --          6,312
                                                    ----------       --------
Pro forma                                           $ (922,022)      $553,965
                                                    ==========       ========

Basic and diluted net (decrease) increase in
  net assets attributable to common stockholders:
As reported                                             $(0.88)         $0.52
Pro forma                                               $(0.88)         $0.52

RECLASSIFICATION

Certain amounts in prior years have been reclassified to conform with the current year presentation.

3.    INCOME TAXES

For the nine months ended September 30, 2003 and 2002, Franklin's tax (provision) benefit was based on the following:

                                                         2003          2002
                                                      ---------     -----------
Net investment loss from operations ...............   $(823,336)    $(1,161,116)
Net realized gain (loss) on portfolio
  of investments ..................................      55,883        (349,147)
(Decrease) increase in unrealized appreciation ....     (97,080)      2,157,233
                                                      ---------     -----------
   Pre-tax book (loss) income .....................   $(864,533)    $   646,970
                                                      =========     ===========

                                                         2003          2002
                                                      ---------     -----------
Tax benefit (provision) at 34% on $(864,533) and
  $646,970, respectively ..........................   $ 294,000     $  (220,000)
State and local, net of Federal benefit ...........          --              --
Other .............................................      45,000        (155,000)
Change in valuation allowance .....................    (339,000)        375,000
                                                      ---------     -----------
                                                      $      --     $        --
                                                      =========     ===========

Deferred income tax provision reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At September 30, 2003 and December 31, 2002, significant deferred tax assets and liabilities consist of:

                                                         Asset (Liability)
                                                   ----------------------------
                                                   September 30,   September 30,
                                                       2003            2002
                                                   -----------      -----------
Deferred Federal and state benefit from
  net operating loss carryforward ..............   $ 2,660,000      $ 2,356,000
Deferred Federal and state provision on
  unrealized (appreciation) depreciation
  of investments ...............................      (498,000)        (533,000)
Valuation allowance ............................    (2,162,000)      (1,823,000)
                                                   -----------      -----------
Deferred taxes .................................   $        --      $        --
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

4.    STOCKHOLDERS' EQUITY

The accumulated deficit at September 30, 2003, consists of accumulated net realized gains of $5,168,000 and accumulated investment losses of $13,572,000.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 525,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of December 31, 2002, the Corporation had purchased 507,450 shares of its common stock of which 456,288 remained in treasury. During the nine months ended September 30, 2003, the Corporation purchased 9,500 shares of its common stock at a total cost of $13,561. To date, Franklin has repurchased 516,950 shares of its common stock of which 465,788 shares remain in treasury at September 30, 2003.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.    EXCELSIOR RADIO NETWORKS, INC.

Franklin valued its position in Excelsior at $2.00 per common share based on the sale of 375,000 common shares to Sunshine on October 8, 2003 (See Note 11) and the receipt of an unsolicited non-binding expression of interest by Excelsior from a third party at a price greater than $2.00 per common share.

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

Franklin entered into a services agreement with Excelsior whereby Franklin provides Excelsior with certain services. Franklin receives a management fee of not less than $15,000 per month as determined by Excelsior's board. Additionally, Franklin's chief financial officer serves in that capacity for Excelsior and his salary and benefits are allocated between Excelsior and Franklin on an 80/20 basis. During the nine months ended September 30, 2003, and 2002, Franklin earned $135,000 and $330,000, respectively, in management fees and was reimbursed $108,000 and $90,702, respectively, for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses on Franklin.

Excelsior issued notes, each with an initial aggregate principal amount of $460,000 in connection with the acquisition of substantially all of the assets of Dial Communications Group, Inc., and Dial Communications Group, LLC in April 2002. Each of the promissory notes is convertible into shares of Franklin's common stock at a premium ranging from 115% to 120% of the average closing prices of Franklin's common stock during a specified pre and post closing measurement period. Excelsior has paid to Franklin an amount equal to $300,000 in consideration of Franklin's obligations in connection with any Franklin common stock that may be issued pursuant to the terms of the promissory notes. For each share of common stock Franklin is required to issue under the promissory notes, Franklin will receive 0.86 shares of common stock in Excelsior. The note holders have entered into advanced discussions with Excelsior to amend the conversion feature so that the notes would become convertible into stock appreciation rights on Excelsior's common stock rather than convertible into Franklin's common stock. It is expected that this agreement will be signed after the filing of this 10Q but prior to year-end. If the agreement is not signed, then the note holders will continue to hold the right to convert the notes into shares of Franklin's common stock.

Franklin along with Sunshine initially purchased Excelsior on August 28, 2001. On October 3, 2002, Franklin sold 773,196 common shares for $1.94 per share for $1,500,000 realizing a gain of $726,804. On August 12, 2003, Franklin sold 193,000 common shares for $1.30 per share for $250,900 realizing a gain of $57,900. Franklin has stock appreciation rights on these commons shares as follows, a) in the event that Excelsior is sold on or before August 8, 2004 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.94 per share, and b) in the event that Excelsior is sold on or before August 8, 2005 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.625 per share. On October 8, 2003, Franklin sold additional shares to Sunshine (Note 11). There can be no guarantee that Franklin will be able to continue to sell shares of Excelsior to Sunshine.

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

The following is a summary of the status of the Stock Option Plans during the nine months ended:

                                      September 30, 2003      September 30, 2002
                                      ------------------      ------------------
                                                Weighted                Weighted
                                                 Average                 Average
                                                Exercise                Exercise
                                      Shares      Price       Shares      Price
                                      ------      ------      ------      ------
Outstanding at beginning
  of period                           20,625      $11.39      39,375      $11.27
Granted                                   --          --          --          --
Exercised                                 --          --          --          --
Forfeited                                 --          --      18,750      $11.13
Expired                                   --          --          --          --
                                      ------                  ------
Outstanding at end of period          20,625      $11.39      20,625      $11.39
                                      ======                  ======
Exercisable at end of period          20,625      $11.39      20,625      $11.39
                                      ======                  ======

The options issued under the SIP have a remaining contractual life of 4.2 years. The options issued under the SOP have a remaining contractual life of 6.3 years.

8. NET INCREASE (DECREASE) IN NET ASSETS ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE

The following table sets forth the computation of basic and diluted change in net assets attributable to common stockholders per share:

                                                      Three Months ended              Nine months ended
                                                         September 30,                 September   30,
                                                   -------------------------------------------------------
                                                     2003             2002           2003           2002
                                                   -------------------------------------------------------
Numerator:
    Net increase (decrease) in net assets
      from operations                              $ 164,175      ($1,367,997)     ($864,533)     $ 646,639
    Preferred stock dividends                        (19,162)         (28,787)       (57,489)       (86,362)
                                                   ---------      -----------      ---------      ---------
    Numerator for basic and diluted earnings
      per share - net increase (decrease) in net
      assets attributable to common stockholders   $ 145,013      ($1,396,784)     ($922,022)     $ 560,277
                                                   =========      ===========      =========      =========

Denominator:
    Denominator for basic and diluted increase
      (decrease) in net assets from operations
      - weighted - average shares                  1,040,100        1,064,593      1,042,262      1,068,155

Basic and diluted net increase (decrease) in
      net assets from operations per share             $0.14           ($1.31)        ($0.88)         $0.52
                                                       =====           ======         ======          =====

Common shares which would be issued upon conversion of the Corporation's preferred stock or exercise of options have been excluded from the dilutive per share computation as they are antidilutive (see Notes 4 and 7):

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                                                      Period ended September 30,
                                                      -------------------------
                                                       2003               2002
                                                      -------------------------
Preferred stock convertible into common stock         82,125            123,375
Stock options                                         20,625             20,625

9.    NET ASSET VALUE PER SHARE

The following table sets forth the computation of net asset value per common share attributable to common stockholders:

                                                   September 30,   December 31,
                                                       2003            2002
                                                    ----------      ----------
Numerator:
    Numerator for net asset value per
      common share, as if converted basis           $2,331,957      $3,267,540
    Liquidation value of convertible
      preferred stock                               (1,095,000)     (1,095,000)
                                                    ----------      ----------
    Numerator for net asset value per share
      attributable to common stockholders           $1,236,957      $2,172,540
                                                    ==========      ==========

Denominator:
    Number of common shares outstanding,
      denominator for net asset value per share
      attributable to common stockholders            1,040,100       1,049,600
    Number of shares of common stock to be
      issued upon conversion of preferred stock         82,125          82,125
                                                    ----------      ----------
    Denominator for net asset value per common
      share as if converted basis                    1,122,225       1,131,725
                                                    ==========      ==========

         Net asset value per share attributable
           to common stockholders                        $1.19           $2.07
                                                         =====           =====

         Net asset value per common share,
           as if converted basis                         $2.08           $2.89
                                                         =====           =====

10.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities excluding short-term investments, aggregated $37,166 and $271,398 respectively, for the nine months ended September 30, 2003, and $22,985 and $85,269 respectively, for the nine months ended September 30, 2002.

11.   SUBSEQUENT EVENT

On October 8, 2003, Franklin sold to Sunshine 375,000 shares of the common stock of Excelsior for an aggregate purchase price of $750,000, realizing a gain of $375,000, pursuant to a stock purchase agreement between Sunshine and Franklin. Franklin has stock appreciation rights on these common shares such that if Excelsior is sold and the purchaser of the common shares from Franklin receives more than $3.50 per share, Franklin is entitled to receive 80% of the value greater than $3.50 per share. After giving effect to the purchase of the common stock, Sunshine owns approximately 63.6% and the Company owns 36.4% of the issued and outstanding common stock, and voting power, of Excelsior. On a fully diluted basis, after giving effect to the exercise of the outstanding warrants and the conversion of Sunshine's outstanding preferred stock of Excelsior into common stock, the Corporation owns approximately 13.8% of Excelsior.

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

FINANCIAL CONDITION

      The Corporation's total assets and net assets were, respectively, $3,820,254 and $2,331,957 at September 30, 2003, versus $4,632,338 and
$3,267,540 at December 31, 2002. Net asset value per share attributable to common shareholders and on an as if converted basis was $1.19 and $2.08, respectively at September 30, 2003, versus $2.07 and $2.89 at December 31, 2002.

      The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                          SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                          ------------------   -----------------
Investments, at cost                          $2,324,703          $2,511,479
Unrealized appreciation                        1,383,991           1,481,071
                                              ----------          ----------
Investments, at fair value                    $3,708,694          $3,992,550
                                              ==========          ==========

      The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $1,400,000 at September 30, 2003. This condition raises substantial doubt about the Corporation's ability to continue as a going concern. There can be no assurance that the Corporation would be able to find a suitable merger partner or be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

      On October 8, 2003, Franklin sold to Sunshine Wireless, LLC ("Sunshine") 375,000 shares of the common stock of Excelsior at $2.00 per share for an aggregate of $750,000, realizing a gain of $375,000 (See Note 11 to the financial statements). This asset sale reduced Franklin's working capital deficiency to approximately $700,000. Franklin continues to have a working capital deficiency primarily due to a note payable of $940,609 to Winstar Communications, Inc. ("Winstar") in connection with the acquisition of assets from Winstar (see Note 6 to the financial statements). This note is taken into account in calculating the working capital deficit as it is assumed to be payable within the next year. Due to an action in which Franklin is a named party (see Note 5 to the financial statements), the due date of this note has been extended indefinitely and it is uncertain as to when this note will come due. Franklin continues to seek adequate alternative financing rather than additional asset sales in order to alleviate the going concern issue.

INVESTMENTS

      Franklin's primary investment is in Excelsior. A description of Franklin's other investment follows the description of Excelsior.

      EXCELSIOR

      At September 30, 2003, the Corporation has an investment in Excelsior, valued at $2,671,270, which represents 69.9% of the Corporation's total assets and 114.6% of its net assets.

      Franklin valued its position in Excelsior at $2.00 per common share based on the sale of 375,000 common shares to Sunshine on October 8, 2003 (See Note
11) and the receipt of an unsolicited non-binding expression of interest by Excelsior from a third party at a price greater than $2.00 per common share.

      Excelsior was incorporated in 1999 under the laws of the State of Delaware. Excelsior had no operations until August 2001 when a group led by Franklin invested in Excelsior for the purpose of acquiring certain assets from Winstar Radio Networks, LLC, Winstar Global Media, Inc. and Winstar Radio Productions, LLC.

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

      Excelsior issued notes, each with an initial aggregate principal amount of $460,000 in connection with the acquisition of substantially all of the assets of Dial Communications Group, Inc., and Dial Communications Group, LLC in April 2002. Each of the promissory notes is convertible into shares of Franklin's common stock at a premium ranging from 115% to 120% of the average closing prices of Franklin's common stock during a specified pre and post closing measurement period. Excelsior has paid to Franklin an amount equal to $300,000 in consideration of Franklin's obligations in connection with any Franklin common stock that may be issued pursuant to the terms of the promissory notes. For each share of common stock Franklin is required to issue under the promissory notes, Franklin will receive 0.86 shares of common stock in Excelsior. The note holders have entered into advanced discussions with Excelsior to amend the conversion feature so that the notes would become convertible into shares of Excelsior's common stock rather than Franklin's common stock. It is expected that this agreement will be signed after the filing of this 10Q but prior to year-end. If the agreement is not signed, then the note holders will continue the hold right to convert the notes into shares of Franklin's common stock.

      On August 28, 2001, the Corporation purchased $2,500,000 worth of Excelsior Common Stock and issued a secured note for $150,000, which has subsequently been repaid. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. Franklin sold 250,000 common shares for $1.00 per share on December 4, 2001 for no gain or loss in connection with a proposed merger with Change Technology Partners, Inc. On October 1, 2002, Franklin received 74,232 warrants to acquire shares of Excelsior common stock at an exercise price of $1.20 per share for arranging a financing of Excelsior. On October 3, 2002, Franklin sold 773,196 common shares for $1.94 per share for total proceeds of $1,500,000 realizing a gain of $726,804. On January 31, 2003, Franklin purchased and subsequently on May 29, 2003, Franklin sold, 33,750 common shares for $1.625 per share and 65,199 warrants to acquire shares of Excelsior common stock at an exercise price of $1.125 per share for $0.50 per warrant. On August 12, 2003, Franklin sold 193,000 common shares for $1.30 per share for total proceeds of $250,900 realizing a gain of $57,900. Franklin has stock appreciation rights on these common shares as follows, a) in the event that Excelsior is sold on or before August 8, 2004 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.94 per share, and b) in the event that the Excelsior is sold on or before August 8, 2005 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.625 per share.

      On October 8, 2003, Franklin sold to Sunshine 375,000 shares of the common stock of Excelsior for an aggregate purchase price of $750,000, realizing a gain of $375,000, pursuant to a stock purchase agreement between Sunshine and Franklin. Franklin has stock appreciation rights on these common shares such that if Excelsior is sold and the purchaser of the common shares from Franklin receives more than $3.50 per share, Franklin is entitled to receive 80% of the value greater than $3.50 per share. After giving effect to the purchase of the common stock, Sunshine owns approximately 63.6% and the Company owns 36.4% of the issued and outstanding common stock, and voting power, of Excelsior. On a fully diluted basis, after giving effect to the exercise of the outstanding warrants and the conversion of Sunshine's outstanding preferred stock of Excelsior into common stock, the Corporation owns approximately 13.8% of Excelsior. Franklin continues to maintain a seat on the board of directors of Excelsior.

      ALACRA CORPORATION

      At September 30, 2003, the Corporation has an investment in Alacra Corporation ("Alacra"), valued at $1,000,000, which represents 26.2% of the Corporation's total assets and 42.9% of its net assets. Alacra, headquartered in New York and London, is a leading provider of Internet-based online information services. Alacra provides a service called .xls, which aggregates and cross-indexes over 70 premier business databases, delivering information directly to Microsoft Excel, HTML, Microsoft Word or PDF formats at the desktop. Other products include privatesuite(TM), a fast, easy, cost-effective way to identify and retrieve profiles of privately held companies around the world; compbook(TM), a tool for company peer analysis; and Portal B(TM), a fully integrated business information portal.

      On April 20, 2000, the Corporation purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Franklin has the right to have the preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2005. In connection with this investment, Franklin was granted observer rights for Alacra Board of Directors meetings.

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

      The Corporation had investment income of $135,848 and $332,219 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in investment income for the nine months ended September 30, 2003 when compared to September 30, 2002, was primarily the result of the decrease in the management fee from Excelsior. The Corporation had investment income of $45,090 and $120,110 for the three months ended September 30, 2003 and 2002, respectively. The decrease in investment income for the three months ended September 30, 2003 when compared to September 30, 2002, was primarily the result of a decrease in the management fee from Excelsior.

      Operating expenses were $959,184 and $1,493,335 for the nine months ended and $316,773 and $592,330 for the three months ended September 30, 2003 and 2002, respectively. A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees.
Professional fees consist of general legal fees, audit and tax fees and investment related legal fees. In 2002, the Corporation incurred $465,782 in expenses related to a terminated merger. In 2003, the Corporation settled with two vendors related to the terminated merger for an additional $73,500. The Corporation was reimbursed approximately $108,000 and $90,702 for the nine months ended September 30, 2003 and 2002 respectively, for salary and benefit expense for its chief financial officer under the terms of the management agreement with Excelsior. This reimbursement has been recorded as a reduction in operating expenses.

      Net investment losses from operations were $823,336 and $1,161,116 for the nine months ended and $271,683 and $472,220 for the three months ended September 30, 2003 and 2002, respectively. The decrease resulted primarily from the decrease in expenses related to the cancelled merger.

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

NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS:

      During the nine months ended September 30, 2003 and 2002, the Corporation realized net losses before taxes of $55,883 and $349,147 respectively, from the disposition of various investments.

UNREALIZED APPRECIATION OF INVESTMENTS:

      Unrealized appreciation of investments, decreased by $97,080 during the nine months ended September 30, 2003, primarily from the sale of a portion of Excelsior.

      Unrealized appreciation of investments, increased by $2,157,233 during the nine months ended September 30, 2002, primarily from unrealized gains in Excelsior.

TAXES

      Franklin does not qualify for pass through tax treatment as a Regulated Investment Company under Subchapter M of the Internal Revenue Code for income tax purposes. The Corporation is taxed under Regulation C of the Code and, therefore, it is subject to federal income tax on the portion of its taxable income and net capital as well as such distribution to its stockholders.

LIQUIDITY AND CAPITAL RESOURCES

      The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $1,400,000 at September 30, 2003. This condition raises substantial doubt about the Corporation's ability to continue as a going concern. The Corporation is seeking alternative financing. There can be no assurance that the Corporation would be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

      On October 8, 2003, Franklin sold to Sunshine Wireless, LLC ("Sunshine") 375,000 shares of the common stock of Excelsior at $2.00 per share for an aggregate purchase price of $750,000, realizing a gain of $375,000 (See Note 11 to the financial statements). This asset sale reduced Franklin's working capital deficiency to approximately $700,000. Franklin continues to have a working capital deficiency primarily due to a note payable of $940,609 to Winstar Communications, Inc. ("Winstar") in connection with the acquisition of assets from Winstar (see Note 6 to the financial statements). This note is taken into account in calculating the working capital deficit as it is assumed to be payable within the next year. Due to an action in which Franklin is a named party (see Note 5 to the financial statements), the due date of this note has been extended indefinitely and it is uncertain as to when this note will come due. Franklin continues to seek adequate alternative financing rather than additional asset sales in order to alleviate the going concern issue.

      Cash and cash equivalents decreased by $536,204 to $25,987 for the nine months ended September 30, 2003, compared to a decrease of $279,728 for the nine months ended September 30, 2002.

      Operating  activities  used  $696,604  of cash for the nine  months  ended
September 30, 2003, compared to using $542,286 for the nine months ended September 30, 2002.

      Operating activities for the nine months ended September 30, 2003, exclusive of changes in operating assets and liabilities, used $810,606 of cash, as the Corporation's net decrease in net assets from operations of $864,533 included non-cash charges for depreciation and amortization of $12,729, unrealized losses of $97,080 and realized gains of $55,882. For the nine months ended September 30, 2002, operating activities, exclusive of changes in operating assets and liabilities, used $1,148,390 of cash, as the Corporation's net increase in net assets from operations of $646,639 included non-cash charges of depreciation and amortization of $12,727, unrealized gains of $2,157,233 and realized losses of $349,477.

      Changes in operating assets and liabilities increased cash $114,002 for the nine months ended September 30, 2003, principally due to an increase in the level of accounts payable and accrued expenses. For the nine months ended September 30, 2002, changes in operating assets and liabilities produced $606,104 of cash.

      The sale of a portion of Excelsior provided $250,900 of cash offset by the net purchase of marketable securities of $8,242 of cash provided in investing activities for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the principal factor in the $137,284 cash provided by investing activities was repayment of a loan to Excelsior and the sale of other investments offset by the net purchase and sale of marketable investment securities.

      Cash used in financing activities for the nine months ended September 30, 2003 of $82,258 resulted primarily from payment of preferred dividends of $57,489 and the purchase of treasury stock of $13,561. Financing activities provided by $128,386 in the prior year's comparable period from the proceeds for conversion rights offset by the payment of preferred dividends of $86,362 and the purchase of treasury stock of $37,322.

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

                                         FRANKLIN CAPITAL CORPORATION



Date: November 14, 2003                  By: /s/ Stephen L. Brown
                                            ------------------------------------
                                            Stephen L. Brown
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                            /s/ Hiram M. Lazar
                                            ------------------------------------
                                            Hiram M. Lazar
                                            CHIEF FINANCIAL OFFICER