Form 10-K
period 2003-12-31
FRANKLIN CAPITAL CORP
filed 2004-03-30
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                      Annual Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended                            Commission File No. 1-9727
December 31, 2003                                                        -------

                          FRANKLIN CAPITAL CORPORATION
               (Exact name of registrant specified in its charter)

         DELAWARE                                        13-3419202
---------------------------                 -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)

450 PARK AVENUE, 20TH FLOOR, NEW YORK, NEW YORK                    10022
-----------------------------------------------               ----------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code            (212) 486-2323
                                                            ------------------

         Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which  registered

     Common Stock,  $1.00 par value  The American Stock  Exchange

Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --  --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.___

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ______ No X

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $699,411.

As of March 9, 2004, there were 1,020,100 shares of common stock ($1 par value) outstanding.

                                TABLE OF CONTENTS
PART I

     Item 1.   Business
     Item 2.   Properties
     Item 3.   Legal Proceedings
     Item 4.   Submission of Matters to a Vote of Security Holders

PART II

     Item 5.   Market for Registrant's Common Equity and Related Stockholder
               Matters
     Item 6.   Selected Financial Data
     Item 7.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations
     Item7a.   Quantitative and Qualitative Disclosures about Market Risk
     Item 8.   Financial Statements and Supplementary Data
     Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure
     Item 9a.  Controls and Procedures

PART III

     Item 10.  Directors and Executive Officers of the Registrant
     Item 11.  Executive Compensation
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Item 13.  Certain Relationships and Related Transactions
     Item 14.  Principal Accountant Fees and Services

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

         As  a  BDC,  the   Corporation's   objective  is  to  achieve   capital
appreciation through long-term investments in businesses believed to have favorable growth potential. In the past the Corporation participated in start-up and early stage financing, expansion or growth financing, leveraged buy-out financing and restructurings in a variety of industries. At December 31, 2003, Franklin had $2,024,138 in net assets.

EXCELSIOR RADIO NETWORKS, INC.

         On August 28, 2001, Franklin along with Sunshine Wireless LLC ("Sunshine") purchased the assets of Winstar Radio Networks, Global Media and Winstar Radio Productions (collectively "WRN") for a total purchase price of $6.25 million. The acquisition was consummated through eCom Capital Inc., subsequently renamed Excelsior Radio Networks, Inc. ("Excelsior"), a then wholly-owned subsidiary of Franklin. Franklin's total investment was $2.5 million consisting of $1.5 million in cash and a $1 million note payable to WRN. The note was due February 28, 2002 with interest at 3.54% and has a right of set-off against certain representations and warranties made by WRN. In October 2001, a legal proceeding was filed against WRN, which also named Franklin as a defendant, in which the representations and warranties made by WRN have been challenged. Until the time that this action is settled the due date of the note is extended indefinitely. (See Item 3 Legal Proceedings) Additionally, Franklin provided a $150,000 note receivable to Excelsior. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. The note bears interest at 10% per annum and is issued for a ninety-day rolling period. As of December 31, 2003, this note has been repaid. On October 1, 2002, Franklin received 74,232 warrants to acquire shares of Excelsior common stock at an exercise price of $1.20 per share for arranging a financing for Excelsior.

         At the closing, Franklin entered into a services agreement with Excelsior whereby Franklin provided Excelsior with certain management services. In consideration for the services provided, for a period of six months from the closing of the transaction, Franklin received $30,000 per month and was reimbursed for all direct expenses. Since then, Franklin's monthly fee was $15,000 per month and Franklin was reimbursed for all direct expenses. The agreement expired on December 31, 2003. Finally, Franklin's chief financial officer served as Excelsior's chief financial officer, and his salary and benefits were allocated between Excelsior and Franklin 80% and 20%, respectively. During the year ended December 31, 2003, Franklin earned $180,000 in management fees and was reimbursed $144,000 for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses of Franklin.

PROPOSED MERGER WITH CHANGE TECHNOLOGY PARTNERS, INC.

         On July 1, 2002, Franklin executed its right to terminate the merger agreement that had been entered into on December 4, 2001, between Change Technology Partners, Inc. ("Change") and Franklin pursuant to which Change would have been merged with and into Franklin.

CURRENT PORTFOLIO OF INVESTMENTS

         The Corporation invests primarily in equity securities, for example common stock, preferred stock, convertible preferred stock or other equity derivatives such as options, warrants or rights to acquire stock. As of December 31, 2003, the Corporation had invested a substantial portion of its assets in private companies. The current portfolio, other than Excelsior is invested in securities issued by a company involved in Internet software and information services.

EXCELSIOR

         Franklin's most significant investment is in Excelsior. As of December 31, 2003, Franklin owned 36.4% of Excelsior (13.8% on a fully diluted basis).

         Excelsior is a subsidiary of Franklin and was incorporated in 1999 under the laws of the State of Delaware. Excelsior had no operations until August 2001 when a group led by Franklin invested in Excelsior for the purpose of acquiring certain assets from Winstar Radio Networks, LLC, Winstar Global Media, Inc. and Winstar Radio Productions, LLC.

         On April 3, 2002, Excelsior purchased Dial Communications, whose assets were combined with Excelsior's Global Media division to create a national radio sales representation company with 2003 advertising sales revenues of over $50 million and a client roster of over forty independent radio production companies.

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

         Excelsior currently produces over 20 network programs targeting the most popular radio formats, including adult contemporary, rock, urban oldies, album oriented rock, comedy and country. Excelsior produces both short form and long form programs. Excelsior offers these programs to radio stations in exchange for advertising time. The radio stations airing these programs become networks for Excelsior to sell advertising time. Excelsior sells the commercial broadcast time inside of these networks to advertisers desiring national coverage.

         Excelsior intends to focus its programming growth with both short-form and long-form programs. For example during 2003, Excelsior announced the launching of two new shows: "Daily Dose" and the "Ross Brittain Morning Prep Show." Daily Dose is a morning prep show that is a joint venture between Excelsior and The Source Magazine, "Ross Brittain Morning Prep Show" is a morning prep show written by Mr. Brittain, a nationally recognized morning disc jockey. Excelsior believes that it has developed a niche in short-form programming specifically in the prep services that it provides to radio stations. Moreover, Excelsior believes that it has a strong presence in urban programming. Developing more programming that complements its existing programs will provide Excelsior with more broadcast commercial inventory to sell on its network. A typical short form program will have 2 to 4 commercials available for sale while a typical long form program has 8 to 48 commercials available for sale. Excelsior intends to offer additional programming in the future through internal development, joint ventures, and the acquisition of businesses or assets that complement Excelsior's operations.

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

         Excelsior's largest competitors that are associated with an ownership group are Westwood One, Premier Radio Networks, and ABC Radio Networks. Excelsior estimates that these competitors account for about 80% of the network advertising revenues. Excelsior is a leader of the syndication companies not associated with an ownership group. The principal competitive factors in the radio industry are the quality and creativity of programming and the ability to provide advertisers with a cost-effective method of reaching the target demographic. In this respect, Excelsior has positioned itself by adding top producers like Walt "Baby" Love, Mike Harvey, John Tesh, Talk Radio Network featuring Michael Savage and Laura Ingraham, and WOR Radio featuring Joan Rivers and Jim Cramer. Excelsior's principal operating strategy is to continue to provide high quality programming in the most popular formats. Excelsior has developed and expanded its network through internal operations and will look to continue this in the future as well as acquire assets and businesses that compliment Excelsior's operations.

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

         EMPLOYEES

         As of February 1, 2004, Excelsior had 90 full time employees. In addition, Excelsior maintains continuing relationships with over 40 independent hosts, writers, and producers. Excelsior is not party to any collective bargaining agreements. Excelsior believes its relationship with its employees and independent contractors is good.

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

EMPLOYEES

         At December 31, 2003, the Corporation had three employees.

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

         The Corporation is permitted to adopt either a profit-sharing plan pursuant to which management (including disinterested directors) could receive up to 20% of the net after-tax profits of the Corporation or an option plan covering up to 20% of the stock of the Corporation. Presently the Corporation has incentive plans in effect covering 46,875 shares (4.6% on a diluted basis). See "Item 11 Executive Compensation - Compensation Plans - Stock Option Plans."

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

ITEM 2. PROPERTIES

         Franklin maintains its offices at 450 Park Avenue, New York, New York 10022, where it leases approximately 2,000 square feet of office space pursuant to a lease agreement expiring December 31, 2004. As of December 31, 2003, Franklin had a sublet arrangement with one subtenant for a portion of Franklin's office space.

ITEM 3. LEGAL PROCEEDINGS

         On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. On February 25, 2003, the case against Franklin and Sunshine was dismissed, however the plaintiffs have a right to appeal. The lawsuit alleges that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiff's radio production and distribution business. The complaint further alleges that Franklin and Sunshine joined the alleged conspiracy. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. An unfavorable outcome in an appeal, should it be brought, together with an unfavorable outcome in the lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 17, 2003, the Corporation held an annual meeting of its common and preferred stockholders. Stephen L. Brown, Irving Levine, Laurence I. Foster and David T. Lender were elected to serve as directors of the Corporation for a term of one year or until their successors are duly elected and qualified. The number of common and preferred shares, voting together as a single class, voted for and against each director is as follows:

----------------------------  ---------------------  ---------------------------
                                FOR                    WITHHELD
----------------------------  ---------------------  ---------------------------
----------------------------  ---------------------  ---------------------------
Stephen L. Brown                787,779                84,803
----------------------------  ---------------------  ---------------------------
----------------------------  ---------------------  ---------------------------
David Lender                    793,580                79,002
----------------------------  ---------------------  ---------------------------
----------------------------  ---------------------  ---------------------------
Laurence I. Foster *              9,000                     0
----------------------------  ---------------------  ---------------------------
----------------------------  ---------------------  ---------------------------
Irving Levine*                    9,000                     0
----------------------------  ---------------------  ---------------------------

* - Only preferred stockholders voted for these directors.

         In addition, stockholders were asked to ratify the selection of Ernst & Young LLP as the Corporation's independent auditors for the fiscal year ended December 31, 2003. 796,918 shares voted for, 56,037 shares voted against and 19,627 shares abstained from ratifying Ernst & Young LLP as the Corporation's independent auditors.

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

         2003 QUARTER ENDING                         LOW               HIGH
         -------------------                         ---               ----

         March 31                                    $  1.10           $   1.62
         June 30                                     $  0.77           $   1.26
         September 30                                $  0.75           $   1.05
         December 31                                 $  0.50           $   1.55

         2002 QUARTER ENDING                         LOW               HIGH
         -------------------                         ---               ----

         March 31                                    $  3.76           $   4.24
         June 30                                     $  3.46           $   4.02
         September 30                                $  2.90           $   3.72
         December 31                                 $  1.45           $   2.97

DIVIDENDS

         The Corporation paid $76,652, and $115,152 and $115,150 in dividends to preferred stockholders during 2003, 2002 and 2001, respectively, and has not paid any dividends to common stockholders during the past three years.

STOCKHOLDERS

         As of March 9, 2004, there were 562 registered shareholders of record of the Corporation's common stock. The Corporation has 5,000,000 shares of common stock authorized, of which 1,505,888 are issued and 1,020,100 shares are outstanding at March 9, 2004. The Corporation has 5,000,000 shares of convertible preferred stock authorized, of which 16,450 were issued on February 22, 2000 and 10,950 shares are outstanding at March 9, 2004. (See Item 7 Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources.)

ITEM 6.           SELECTED FINANCIAL DATA

         The following tables should be read in conjunction with the Financial Statements included in Item 8 of this Form 10-K.

BALANCE SHEET DATA

FINANCIAL POSITION AS OF DECEMBER 31:

                                                                    2003          2002      2001        2000          1999
                                                                    ----          ----      ----        ----          ----

Total assets                                                   $3,258,032   $4,632,338   $4,098,866   $5,766,712   $8,995,965

Liabilities                                                    $1,233,894   $1,364,798   $1,177,121   $  187,632   $  555,583


Net asset value                                                $2,024,138   $3,267,540   $2,921,745   $5,579,080   $8,440,382

Net asset value per share attributable to common
   stockholders                                                $     0.91   $     2.07   $     1.19   $     3.58   $     7.70

Net asset value per share, as if converted basis               $     1.84   $     2.89   $     2.44   $     4.57   $     7.70

Shares outstanding                                              1,020,100    1,049,600    1,074,700    1,098,200    1,095,882

OPERATING DATA FOR THE YEAR ENDED DECEMBER 31:


                                                                2003           2002          2001            2000*          1999
                                                                ----           ----          ----            ----           ----

Investment income                                              $183,159       $455,081       $192,697       $115,015        $72,382

Expenses                                                     $1,279,526     $1,985,450     $1,579,382     $2,372,797     $1,621,780

Net investment loss from operations                         $(1,096,367)   $(1,530,369)   $(1,386,685)   $(2,257,782)   $(1,549,398)

Net realized  gain on portfolio of  investments,
   net of current  income taxes                                $430,883       $237,327       $522,131     $1,195,875       $688,259

Net (decrease) increase in
   unrealized appreciation of investments, net
   of deferred income taxes                                   $(475,605)    $1,663,304    $(1,553,756)   $(3,365,513)    $3,086,958

Net (decrease) increase in net
assets attributable to common stockholders                  $(1,217,741)      $255,110    $(2,533,460)   $(4,526,053)    $2,225,819

Basic and diluted net (decrease) increase in net
   assets from operations per weighted
   average number of shares outstanding                          $(1.17)         $0.24         $(2.34)        $(4.14)         $1.98

            *  Expenses in the year ended  December  31, 2000  include  non-cash
               compensation   of  $349,644  due  to  the  exercise  of  employee
               incentive stock options.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE INFORMATION CONTAINED IN THIS SECTION SHOULD BE READ IN CONJUNCTION WITH THE CORPORATION'S 2003 FINANCIAL STATEMENTS AND NOTES THERETO IN ITEM 8.

         The following "Overview" section is a brief summary of the significant issues addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). Investors should read the relevant sections of the MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with Item 6. Selected Financial Data and Item
8. Financial Statements and Supplementary Data appearing elsewhere in this Form 10K.

OVERVIEW

         During 2003, the Corporation realized approximately $433,000 in gains on its sale of Excelsior common stock. The Corporation continues to rely on the increase in the value of its investments and the ability to sell them in order to fund its ongoing operations. Operating expenses were reduced by approximately $706,000 due to the salary of one senior officer of the Corporation moving to Excelsior whereby that officer became the CEO of Excelsior, Franklin's most significant investment as well as the one-time expenses related to the failed Change merger in 2002.

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

FINANCIAL CONDITION

         The Corporation's total assets and net assets were, respectively, $3,258,032 and $2,024,138 at December 31, 2003 versus $4,632,338 and $3,267,540 at December 31, 2002. Net asset value per share attributable to common stockholders and on an as if converted basis was $0.91 and $1.84 at December 31, 2003, respectively, versus $2.07 and $2.89, respectively, at December 31, 2002. The change in total assets and net assets is primarily attributable to the Corporation's operating losses.

         The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                        DECEMBER 31, 2003     DECEMBER 31, 2002
                                        -----------------     -----------------

Investments, at cost ..........             $1,949,703          $2,511,479
Unrealized appreciation, net of
         deferred taxes .......              1,005,466           1,471,071
                                            ----------          ----------
Investments, at fair value ....             $2,955,169          $3,992,550
                                            ==========          ==========

INVESTMENTS

         The Corporation's financial condition is dependent on the success of its investments. The Corporation has invested a substantial portion of its assets in thinly capitalized companies including one development stage company that may lack management depth.

         ALACRA CORPORATION

         At December 31, 2003, the Corporation had an investment in Alacra Corporation ("Alacra"), valued at $1,000,000, which represents 30.7% of the Corporation's total assets and 49.4% of its net assets. Alacra, based in New York, is a leading global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra's customers include more than 750 leading financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

         On April 20, 2000, the Corporation purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Franklin has the right to have the preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2005. In connection with this investment, Franklin was granted observer rights on Alacra board of directors meetings.

         EXCELSIOR RADIO NETWORKS

         At December 31, 2003, the Corporation had an investment in Excelsior Radio Networks, Inc. ("Excelsior"), formerly known as eCom Capital, Inc., valued at $1,921,270, which represents 59.0% of the Corporation's total assets and 94.9% of its net assets. This valuation represents the same value as the last sales price realized by the Corporation for a sale of 375,000 shares of Excelsior's common stock on October 8, 2003. Excelsior produces and syndicates programs and services heard on more than 2,000 radio stations nationwide across most major formats. Through its Dial Communications Global Media sales subsidiary, Excelsior sells the advertising inventory radio stations provide in exchange for the Excelsior content. The programming and content includes prep services as well as long form and short form programming. Additionally, Dial Communications Global Media has a number of independent producer clients, which range from talk and music programs to news and traffic services. See Item 1 Business - Current Portfolio Investments - Excelsior.

         On August 28, 2001, the Corporation purchased $2,500,000 worth of Excelsior Common Stock and issued a secured note for $150,000. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. As of December 31, 2003, the secured note was paid back to Franklin. Franklin sold 250,000 common shares for $1.00 per share on December 4, 2001 for no gain or loss in connection with the proposed merger with Change. On October 1, 2002, Franklin received 74,232 warrants to acquire shares of Excelsior common stock at an exercise price of $1.20 per share for arranging a financing of Excelsior. On October 3, 2002, Franklin sold 773,196 common shares for $1.94 per share for total proceeds of $1,500,000 realizing a gain of $726,804. On January 31, 2003, Franklin purchased and subsequently on May 29, 2003, Franklin cancelled the purchase, 33,750 common shares for $1.625 per share and 65,199 warrants to acquire shares of Excelsior common stock at an exercise price of $1.125 per share for $0.50 per warrant. On August 12, 2003, Franklin sold 193,000 common shares for $1.30 per share for total proceeds of $250,900 realizing a gain of $57,900. Franklin has stock appreciation rights on these common shares as follows, a) in the event that Excelsior is sold on or before August 8, 2004 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.94 per share, and b) in the event that the Excelsior is sold on or before August 8, 2005 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.625 per share. On October 8, 2003, Franklin sold to Sunshine 375,000 shares of the common stock of Excelsior for an aggregate purchase price of $750,000, realizing a gain of $375,000, pursuant to a stock purchase agreement between Sunshine and Franklin. Franklin has stock appreciation rights on these common shares such that if Excelsior is sold and the purchaser of the common shares from Franklin receives more than $3.50 per share, Franklin is entitled to receive 80% of the value greater than $3.50 per share. After giving effect to the purchase of the common stock, Sunshine owns approximately 63.6% and the Company owns 36.4% of the issued and outstanding common stock, and voting power, of Excelsior. On a fully diluted basis, after giving effect to the exercise of the outstanding warrants and the conversion of Sunshine's outstanding preferred stock of Excelsior into common stock, the Corporation owns approximately 13.8% of Excelsior. Franklin continues to maintain a seat on the board of directors of Excelsior.

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

         The Corporation had interest and dividend income of $3,159 in 2003, $5,081 in 2002, and $72,697 in 2001. The Corporation earned management fees of $180,000 in 2003, $450,000 in 2002, and $120,000 in 2001 from its majority-owned affiliate, Excelsior.

         Operating  expenses were  $1,279,526 in 2003,  $1,985,450 in 2002,  and
$1,579,382 in 2001. A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Operating expense decreased from 2002 to 2003 due to the merger fees discussed below and the resignation of one senior officer of the Corporation who was employed in 2003 by Excelsior. Professional fees consist of general legal fees, audit and tax fees, consulting fees and investment related legal fees. During 2003 and 2002, the Corporation incurred professional fees related to the terminated merger with Change of $73,500 and $490,782, respectively.

         Net  investment   losses  from  operations  were  $1,096,367  in  2003,
$1,530,369 in 2002, and $1,386,685 in 2001.

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

         NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS

         During the three years ended December 31, 2003, 2002, and 2001, the Corporation realized net gains before taxes of $430,883, $237,658, and $520,455, respectively, from the disposition of various investments.

         During 2003, Franklin realized a gain of $432,900 from the sale of 568,000 shares of Excelsior Radio Networks, Inc. common stock. This gain was offset by a loss of $2,017 from sale of marketable securities.

         During 2002, Franklin realized a gain of $726,804 from the sale of 773,196 shares of Excelsior Radio Networks, Inc. common stock. This gain was offset by a loss of $300,000 from the sale of 188,425 shares of Structured Web common stock, a previous portfolio holding of the Corporation, a loss of $140,000 from the write down of Excom Ventures, a previous portfolio holding of the Corporation which was determined to be a worthless security, a loss of $32,715 from the sale of 363,938 shares of Primal common stock a previous portfolio holding of the Corporation as well as a realized net loss of $16,430 from sale of marketable securities.

         During 2001, Franklin realized a gain of $598,617 from the sale of 434,024 shares of Go America, Inc. common stock a previous portfolio holding of the Corporation, a gain of $87,013 from the sale of 1,183,938 shares of Avery common stock a previous portfolio holding of the Corporation, and a gain of $50,750 from the sale of 350,000 shares of Avery preferred stock. These gains were offset by a loss of $130,139 from the sale of 1,150,000 shares of Primal common stock as well as a realized net loss of $85,786 from the sale of various marketable securities.

         UNREALIZED APPRECIATION OF INVESTMENTS

         Unrealized appreciation of investments, net of deferred taxes, decreased by $475,605 during the year ended December 31, 2003, due primarily to the sale of a portion of the Corporation's holdings of Excelsior offset by the increased valuation of Excelsior.

         Unrealized   appreciation  of  investments,   net  of  deferred  taxes,
increased by $1,663,304 during the year ended December 31, 2002, due primarily to the increased valuation of Excelsior.

         Unrealized appreciation of investments, net of deferred taxes, decreased by $1,553,756 during the year ended December 31, 2001, primarily from the sale of Franklin's position in Go America common stock and the sale of Franklin's position in Avery Communications. The changes in the value of these investments occurred during a period of extreme volatility of publicly traded, small capitalization, high technology stocks.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $900,000 at December 31, 2003. This condition raises substantial doubt about the Corporation's ability to continue as a going concern. The Corporation is currently seeking financing. There can be no assurance that the Corporation would be able to obtain financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

         Cash and cash equivalents decreased by $337,966 to $224,225 for the year ended December 31, 2003, compared to an increase of $282,463 for the year ended December 31, 2002.

         Operating activities used $1,192,248 of cash for the year ended December 31, 2003, compared to using $1,282,171 for the year ended December 31, 2002.

         Operating activities for the year ended December 31, 2003, exclusive of changes in operating assets and liabilities, used $1,079,395 of cash, as the Corporation's net decrease in net assets from operations of $1,141,089 included non-cash charges for depreciation and amortization of $16,972, realized gains of $430,883 and unrealized losses of $475,605. For the year ended December 31, 2002, operating activities, exclusive of changes in operating assets and liabilities, used $1,513,400 of cash, as the Corporation's net increase in net assets from operations of $370,262 included non-cash charges of depreciation and amortization of $16,969, realized gains of $237,327 and unrealized gains of $1,663,304.

         Changes in operating assets and liabilities decreased cash $112,853 for the year ended December 31, 2003, principally due a decrease in the level of accounts payable and accrued expenses. For the year ended December 31, 2002, changes in operating assets and liabilities produced $231,229 of cash.

           The principal factor in the $992,658 of cash provided by investing activities in the year ended December 31, 2003 was the sale of a portion of the Corporation's holding in Excelsior for $1,000,900. The principal factor in the $1,637,284 of cash provided by investing activities in the year ended December 31, 2002 was the sale of a portion of the Corporation's holding in Excelsior for $1,500,000.

         Cash used in financing activities for the year ended December 31, 2003 of $138,376 resulted primarily from the payment of preferred dividends of $76,652 and the purchase of treasury stock of $25,661. Additionally, the note payable was offset by certain payments made allowed for in the note payable. Cash used in financing activities for the year ended December 31, 2002 of $72,650 primarily resulted from payment of preferred dividends of $115,152, the redemption of preferred stock of $137,500 and the purchase of treasury stock of $71,815 offset by the issuance of certain rights to convert promissory notes issued from Excelsior to Dial into Franklin stock of $300,000.

         Franklin is obligated under an operating lease, which provides for annual minimum rental payments through December 31, 2004 of $105,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FRANKLIN CAPITAL CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                         PAGE
                                                                         ----

         Report of Ernst & Young LLP..................................     21

         Balance Sheets as of
                  December 31, 2003 and 2002..........................     22

         Statements of Operations for the years
                  ended December 31, 2003, 2002 and 2001..............     23

         Statements of Cash Flows for the years
                  ended December 31, 2003, 2002 and 2001..............     24

         Statements of Changes in Net Assets for the years
                  ended December 31, 2003, 2002 and 2001..............     25

         Financial Highlights for the years ended December 31,
                  2003, 2002, 2001, 2000 and 1999.....................     26

         Portfolio of Investments as of
                  December 31, 2003...................................     27

         Notes to Financial Statements................................  28-35

The schedules for which  provision is made in the  applicable  regulation of the
Securities   and  Exchange   Commission  are  not  required  under  the  related
instruction or are inapplicable and, therefore, have been omitted

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Franklin Capital Corporation

         We have audited the accompanying balance sheets of Franklin Capital Corporation as of December 31, 2003 and 2002, including the portfolio of investments as of December 31, 2003, and the related statements of operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2003, and the financial highlights for each of the five years in the period ended December 31, 2003. These financial statements and financial highlights are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. Our procedures included the confirmation of securities owned as of December 31, 2003 by correspondence with the custodian. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Franklin Capital Corporation at December 31, 2003 and 2002, the results of its operations, cash flows and changes in net assets for each of the three years in the period ended December 31, 2003, and the financial highlights for each of the five years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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


                                                              ERNST & YOUNG LLP

New York, New York
March 5, 2004, except for Note 13, as to which the date is March 19, 2004

                          FRANKLIN CAPITAL CORPORATION
===============================================================================

BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
DECEMBER 31,                                                                                            2003               2002
------------------------------------------------------------------------------------------------------------------------------------

ASSETS
Marketable investment securities, at market value (cost: December 31,
    2003 - $40,899; December 31, 2002 - $34,675)  (Note 2)                                              $33,899             $34,675
Investments, at fair value (cost: December 31, 2003 - $1,908,804;
    December 31, 2002 - $2,476,804)  (Note 2)
         Excelsior Radio Networks, Inc.                                                               1,921,270           2,957,875
         Other investments                                                                            1,000,000           1,000,000
                                                                                                     ----------          ----------
                                                                                                      2,921,270           3,957,875
                                                                                                     ----------          ----------

Cash and cash equivalents (Note 2)                                                                      224,225             562,191
Other assets                                                                                             78,638              77,597
                                                                                                     ----------          ----------

TOTAL ASSETS                                                                                         $3,258,032          $4,632,338
                                                                                                     ==========          ==========
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable (Note 6)                                                                                 $915,754            $951,817
Accounts payable and accrued liabilities                                                                318,140             412,981
                                                                                                     ----------          ----------

TOTAL LIABILITIES                                                                                     1,233,894           1,364,798
                                                                                                     ----------          ----------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
    5,000,000 shares authorized; 10,950 issued and outstanding at December 31, 2003 and 2002
    (Liquidation preference $1,095,000) (Note 4)                                                         10,950              10,950
Common stock, $1 par value: 5,000,000 shares authorized;
    1,505,888 shares issued: 1,020,100 and 1,049,600 shares outstanding
    at December 31, 2003 and 2002, respectively  (Note 7)                                             1,505,888           1,505,888
Paid-in capital                                                                                      10,439,610          10,439,610
Unrealized appreciation of investments,
    net of deferred income taxes  (Notes 2 and 3)                                                     1,005,466           1,481,071
Accumulated deficit                                                                                  (8,320,944)         (7,578,808)
                                                                                                     ----------          ----------

                                                                                                      4,640,970           5,858,711
Deduct: 485,788 and 456,288 shares of common stock held in treasury,
    at cost, at December 31, 2003 and 2002, respectively  (Note 4)                                   (2,616,832)         (2,591,171)
                                                                                                     ----------          ----------

Net assets (Note 9 for per share information)                                                         2,024,138           3,267,540
                                                                                                     ----------          ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $3,258,032          $4,632,338
                                                                                                     ==========          ==========

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================
 STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


FOR THE YEAR ENDED DECEMBER 31,                                                       2003               2002               2001
-----------------------------------------------------------------------------------------------------------------------------------

INVESTMENT INCOME
    Interest on short term investments and money market accounts                           $3,159         $5,081        $45,953
    Dividend income                                                                          --             --           26,744
    Income from affiliates (Note 6)                                                       180,000        450,000        120,000
                                                                                     ------------   ------------   ------------

                                                                                          183,159        455,081        192,697
                                                                                     ------------   ------------   ------------

EXPENSES
    Salaries and employee benefits, net of reimbursements  (Note 7)                       548,269        862,970        933,081
    Professional fees                                                                     231,164        191,900        168,618
    Rent  (Note 5)                                                                         71,942         98,982        126,134
    Insurance                                                                              67,728         58,036         41,955
    Directors' fees                                                                         9,158          2,003         18,802
    Taxes other than income taxes                                                          29,708         39,709         40,394
    Newswire and promotion                                                                     --          1,181          5,707
    Depreciation and amortization                                                          16,972         16,969         19,994
    Interest expense                                                                       42,903         35,401         11,988
    Expenses related to terminated merger                                                  73,500        490,782           --
    General and administrative                                                            188,182        187,517        212,709
                                                                                     ------------   ------------   ------------
                                                                                        1,279,526      1,985,450      1,579,382
                                                                                     ------------   ------------   ------------

    Net investment loss from operations                                                (1,096,367)    (1,530,369)    (1,386,685)

    Net  realized gain (loss) on portfolio of investments: Investment securities:
              Affiliated                                                                  432,900        254,088          7,613
              Unaffiliated                                                                 (2,017)       (16,430)       512,842
                                                                                     ------------   ------------   ------------
    Net realized gain on portfolio of investments                                         430,883        237,658        520,455

    Provision (benefit) for current income taxes
                                                                                             --              331         (1,676)
                                                                                     ------------   ------------   ------------

    Net realized loss                                                                    (665,484)    (1,293,042)      (864,554)

    (Decrease) increase in unrealized appreciation of investments, net of deferred income taxes:
         Investment securities:
              Affiliated                                                                 (479,392)     1,663,304        279,699
              Unaffiliated                                                                  3,787           --       (1,833,455)
                                                                                     ------------   ------------   ------------
    (Decrease) increase in unrealized appreciation of investments,
     net of deferred income taxes                                                        (475,605)     1,663,304     (1,553,756)
                                                                                     ------------   ------------   ------------

    Net (decrease) increase in net assets from operations                              (1,141,089)       370,262     (2,418,310)

    Preferred dividends                                                                    76,652        115,152        115,150
                                                                                     ------------   ------------   ------------

    Net (decrease) increase in net assets attributable
       to common stockholders                                                         ($1,217,741)      $255,110    ($2,533,460)
                                                                                     ============   ============   ============

    Basic and diluted net (decrease) increase in net assets per share
      attributable to common stockholders (Note 8)                                         ($1.17)         $0.24         ($2.34)
                                                                                     ============   ============   ============

--------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

                            STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31,                                                               2003            2002           2001
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (decrease) increase in net assets from operations                                   ($1,141,089)      $370,262    ($2,418,310)
  Adjustments to reconcile net (decrease) increase in net assets from operations to net cash used in operating activities:
      Depreciation and amortization                                                            16,972         16,969         19,994
      Decrease (increase) in unrealized appreciation of investments,
           net of deferred taxes                                                              475,605     (1,663,304)     1,553,756
      Net realized gain on portfolio of investments, net of current income taxes             (430,883)      (237,327)      (522,131)
      Changes in operating assets and liabilities:
        (Increase) decrease in other assets                                                   (18,013)        (4,300)         9,963
        (Decrease) increase in accounts payable and accrued liabilities                       (94,840)       235,529         (8,835)
                                                                                          -----------    -----------    -----------

          Total adjustments                                                                   (51,159)    (1,652,433)     1,052,747
                                                                                          -----------    -----------    -----------

          Net cash used in operating activities                                            (1,192,248)    (1,282,171)    (1,365,563)
                                                                                          -----------    -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of majority-owned affiliate                                                 --        1,500,000        250,000
  Proceeds from sale of affiliate                                                           1,000,900         78,715      1,564,282
  Proceeds from sale of other investments                                                        --             --        1,044,782
  Proceeds from sale of marketable investment securities                                       28,924          6,554        543,927
  Loan payments received from majority-owned affiliate                                           --           75,000         75,000
  Loan to majority owned affiliate                                                               --             --         (150,000)
  Purchases of investment in majority-owned affiliate                                            --             --       (1,500,000)
  Purchases of other investments                                                                 --             --          (49,095)
  Purchases of marketable investment securities                                               (37,166)       (22,985)      (542,146)
                                                                                          -----------    -----------    -----------

          Net cash provided by investing activities                                           992,658      1,637,284      1,236,750
                                                                                          -----------    -----------    -----------

Cash flows from financing activities:
  Payments of preferred dividends                                                             (76,652)      (115,152)      (115,150)
  Decrease in note payable                                                                    (36,063)       (48,183)          --
  Proceeds from conversion right                                                                 --          300,000           --
  Redemption of preferred stock                                                                  --         (137,500)          --
  Purchases of treasury stock                                                                 (25,661)       (71,815)      (123,874)
                                                                                          -----------    -----------    -----------

          Net cash used in financing activities                                              (138,376)       (72,650)      (239,024)
                                                                                          -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents                                         (337,966)       282,463       (367,837)

Cash and cash equivalents at beginning of year                                                562,191        279,728        647,565
                                                                                          -----------    -----------    -----------

Cash and cash equivalents at end of year                                                     $224,225       $562,191       $279,728
                                                                                          ===========    ===========    ===========

------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash flow information:
  Non-cash liability issued in connection with purchase of majority owned affiliate             --             --        $1,000,000
------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF CHANGES IN NET ASSETS
--------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31,                                                          2003            2002             2001
-----------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in net assets from operations:
   Net investment loss                                                              ($1,096,367)      ($1,530,369)      ($1,386,685)
   Net realized gain on portfolio of investments,
       net of current income taxes                                                      430,883           237,327           522,131
   (Decrease) increase in unrealized appreciation of investments,
       net of deferred income taxes                                                    (475,605)        1,663,304        (1,553,756)
                                                                                    -----------       -----------       -----------
       Net (decrease) increase in net assets from operations                         (1,141,089)          370,262        (2,418,310)

Capital stock transactions:
   Payment of dividends on preferred stock                                              (76,652)         (115,152)         (115,150)
   Proceeds for conversion right                                                           --             300,000              --
   Redemption of preferred stock                                                           --            (137,500)             --
   Purchase of treasury stock                                                           (25,661)          (71,815)         (123,874)
                                                                                    -----------       -----------       -----------

       Total (decrease) increase in net assets                                       (1,243,402)          345,795        (2,657,335)
                                                                                    -----------       -----------       -----------

Net assets at beginning of year                                                       3,267,540         2,921,745         5,579,080
                                                                                    -----------       -----------       -----------

Net assets at end of year                                                            $2,024,138        $3,267,540        $2,921,745
                                                                                    ===========       ===========       ===========

------------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================
FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------

FOR THE YEAR ENDED DECEMBER 31,                                             2003(1)         2002(1)     2001(1)   2000(1)   1999
---------------------------------------------------------------------------------------------------------------------------------

PER SHARE OPERATING PERFORMANCE (2):
Net asset value attributable to common stockholders,
   beginning of year                                                         $2.07          $1.19        $3.58     $7.70     $5.61
                                                                             -----          -----        -----     -----     -----
       Net investment loss                                                   (1.06)         (1.44)       (1.28)    (2.07)    (1.38)
       Net (loss) gain on portfolio of
         investments (realized and unrealized) after taxes                   (0.04)          1.78        (0.95)    (1.98)     3.35
                                                                             -----          -----        -----     -----     -----
Total from investment operations                                             (1.10)          0.34        (2.23)    (4.05)     1.97
                                                                             -----          -----        -----     -----     -----
Less dividends and distributions:
       Distributions from accumulated
          deficit and earnings                                                0.00           0.00         0.00      0.00      0.00
                                                                             -----          -----        -----     -----     -----
Total dividends and distributions                                             0.00           0.00         0.00      0.00      0.00
                                                                             -----          -----        -----     -----     -----
Capital stock transactions                                                   (0.06)          0.54        (0.16)    (0.07)     0.12
                                                                             -----          -----        -----     -----     -----
Net asset value attributable to common stockholders,
     end of year                                                             $0.91          $2.07        $1.19     $3.58     $7.70
                                                                             =====          =====        =====     =====     =====

Market value per share, end of year                                          $1.06          $1.62        $4.18     $8.00     $6.83
                                                                             =====          =====        =====     =====     =====

TOTAL INVESTMENT RETURN:
Based on market value per share (%)                                         (38.37)        (58.85)      (47.75)    17.13     95.24

RATIOS TO AVERAGE NET ASSETS:
Expenses (%)                                                                 48.36          56.61        37.67     25.99     24.97
Net investment loss from operations (%)                                     (41.44)        (43.64)      (33.08)   (24.73)   (23.86)

RATIOS/SUPPLEMENTAL DATA:
Net assets at end of period (000 omitted)                                   $2,024         $3,268       $2,922    $5,579    $8,440
Portfolio turnover rate (%)                                                     26             37           89        24        36

--------------------------------------------------------------------------------

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

                          FRANKLIN CAPITAL CORPORATION
================================================================================
PORTFOLIO OF INVESTMENTS
--------------------------------------------------------------------------------
MARKETABLE INVESTMENT SECURITIES
--------------------------------------------------------------------------------

                                                                                             NUMBER OF
                                                                                             SHARES OR                  MARKET
                                                                                             PRINCIPAL                  VALUE
DECEMBER 31, 2003 (2)                                                                        AMOUNT ($)   COST(1)       NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------
Explore Technologies                                                                           7,500      $14,650       $7,650
Certificate of Deposit - 0.7%, due 02/02/2004                                                              26,249       26,249
                                                                                                          -------       ------

 Total Marketable Investment Securities
  (1.1% of total investments and 1.7%
   of net assets)                                                                                         $40,899      $33,899
                                                                                                         ========      =======

--------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
--------------------------------------------------------------------------------

                                                                                             NUMBER OF
                                                                                             SHARES OR                 DIRECTORS'
                                                                               EQUITY        PRINCIPAL                 VALUATION
DECEMBER 31, 2003 (2)                                          INVESTMENT     INTEREST       AMOUNT ($)   COST(1)      (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------
AFFILIATE
Excelsior Radio Networks, Inc.                                Common stock     36.35%         908,804    $908,804   $1,817,608
Excelsior Radio Networks, Inc.                                  Warrants         -             87,111        -         103,662
                                                                                                         --------   ----------
Total Excelsior Radio Networks, Inc.
   (65.0% of total investments and 94.9% of net assets)                        13.82%                     908,804    1,921,270
   (Radio production and advertising sales)                                (fully diluted)
OTHER INVESTMENT
Alacra Corporation (33.8% of total investments
   and 49.4% of net assets)                            Convertible Preferred    1.68%         321,543   1,000,000    1,000,000
                                                                 Stock                                 ----------   ----------
    (Internet-based information provider)
Investments, at Fair Value                                                                              1,908,804    2,921,270
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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $900,000 at December 31, 2003. (Working capital is defined as total liabilities less liquid assets.) This condition raises substantial doubt about the Corporation's ability to continue as a going concern. The Corporation is currently seeking financing. There can be no assurance that the Corporation would be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

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

The Corporation paid no interest or income taxes during the years ended December 31, 2003, 2002 and 2001.

At December 31, 2003 and 2002, the Corporation held cash and cash equivalents primarily in money market funds at two commercial banking institutions, and two broker/dealers.

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

                                                     DECEMBER 31, 2003    DECEMBER 31, 2002    DECEMBER 31, 2001
                                                     -----------------    -----------------    -----------------
Net (decrease) increase in net assets
   attributable to common
   stockholders:
As reported                                            $(1,217,741)           $255,110            $(2,533,460)
Deduct:
Total stock-based  employee  compensation  expense
   determined  under fair value
   based method for all awards, net of related
    tax effect                                               --                  4,734                 37,985
                                                      ------------             --------            -----------
Pro forma                                              $(1,217,741)            $250,376           $(2,571,445)

Basic and diluted net (decrease)  increase
   in net assets  attributable to common
   stockholders:
As reported                                            $(1.17)                 $0.24              $(2.34)
Pro forma                                              $(1.17)                 $0.23              $(2.37)

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

3. INCOME TAXES

For the years ended December 31, 2003, 2002 and 2001, Franklin's tax (provision) benefit was based on the following:

                                                                     2003                  2002                      2001
                                                                -------------         ---------------           ---------------
Net investment loss from operations                             $(1,096,367)             $(1,530,369)             $(1,386,685)
Net realized gain on portfolio of investments                       430,883                  237,657                  520,455
(Decrease) increase in unrealized appreciation                     (475,605)               1,663,304               (1,553,756)
                                                                -----------              -----------              -----------
     Pre-tax book (loss) income                                 $(1,141,089)             $   370,592              $(2,419,986)
                                                                ===========              ===========              ===========

                                                                     2003                  2002                      2001
                                                                -------------         ---------------           ---------------
Federal tax benefit (provision) at 34% on $(1,141,089),
     $370,592, and $(2,419,986), respectively                   $   388,000                 (126,000)             $   823,000
State and local, net of Federal benefit                              22,500                     --                      1,000
Other                                                                (5,500)                 (22,000)                   5,000
Change in valuation allowance                                      (405,000)                 148,000                 (827,000)
                                                                -----------              -----------              -----------
                                                                $        -              $        -                $     2,000
                                                                ============            ============              ============

The components of the tax benefit are as follows:

                                                                     2003                  2002                      2001
                                                                -------------         ---------------           ---------------
Current state and local tax benefit                            $        -               $          -                $  2,000
                                                                ============            ============              ============

Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At December 31, 2003 and 2002, significant deferred tax assets and liabilities consist of:

                                ASSET (LIABILITY)

                                                                              December 31,        December 31,
                                                                                  2003                2002
                                                                            ----------------     ---------------

Deferred Federal and state benefit from net operating
loss carryforward.................................................          $  2,605,000         $  2,356,000
Deferred Federal and state (provision) benefit on unrealized
  (appreciation) depreciation of investments.............................       (377,000)            (533,000)
Valuation allowance......................................................     (2,228,000)          (1,823,000)
                                                                              -----------          -----------
  Deferred taxes.........................................................   $          -         $          -
                                                                            =============        =============


At December 31, 2002, Franklin had net operating loss carryforwards for income tax purposes of approximately $7,236,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $2,605,000.

4. STOCKHOLDERS' EQUITY

The accumulated deficit at December 31, 2003, consists of accumulated net realized gains of $5,524,000 and accumulated investment losses of $13,845,000.

The convertible preferred stock has a cumulative 7% quarterly dividend and is convertible into the number of shares of common stock by dividing the purchase price for the convertible preferred stock by conversion price in effect,

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

currently $13.33. The convertible preferred stock has antidilution provisions, which can change the conversion price in certain circumstances if the Corporation issues additional shares of common stock. The holder has the right to convert the shares of convertible preferred stock at any time until February 22, 2010 into common stock. Upon liquidation, dissolution or winding up of the Corporation, the stockholders of the convertible preferred stock are entitled to receive $100 per share plus any accrued and unpaid dividends before distributions to any holder of the Corporation's common stock.

On  December  31,  2002,  the  Corporation   redeemed  from  certain   preferred
stockholders 5,500 shares of convertible preferred stock for $25.00 per share.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 575,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of December 31, 2002, the Corporation had purchased 507,450 shares of its common stock of which 456,288 remained in treasury. During the year ended December 31, 2003, the Corporation purchased 29,500 shares of its common stock at a total cost of $25,661. To date, Franklin has repurchased 536,950 shares of its common stock of which 485,788 shares remain in treasury at December 31, 2003.

5. COMMITMENTS AND CONTINGENCIES

Franklin is obligated under an operating lease, which provides for annual minimum rental payments through December 31, 2004 of $105,000.

Rent expense for the years ended December 31, 2003, 2002 and 2001, was approximately $72,000, $99,000, and $126,000, respectively. For the years ended December 31, 2003, 2002 and 2001, the Corporation collected rents of $37,500, $59,000, and $24,000, respectively, from subtenants under month-to-month leases, for a portion of its existing office space that is reflected as a reduction in rent expense for that period.

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. On February 25, 2003, the case against Franklin and Sunshine was dismissed, however the plaintiffs have a right to appeal. The lawsuit alleges that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiff's radio production and distribution business. The complaint further alleges that Franklin and Sunshine joined the alleged conspiracy. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. An unfavorable outcome in an appeal, should it be brought, together with an unfavorable outcome in the lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations.

6. EXCELSIOR RADIO NETWORKS, INC.

Franklin valued its position in Excelsior at $2.00 per common share based on the sale of 375,000 common shares to Sunshine on October 8, 2003 (See Note 11) and the receipt of an unsolicited non-binding expression of interest by Excelsior from a third party at a price greater than $2.00 per common share.

Franklin issued a $1,000,000 note as part of the purchase price of Excelsior. This note was due February 28, 2002 with interest at 3.54% but has a right of set-off against certain representations and warranties made by Winstar Radio Networks, Inc. The due date of the note has been extended indefinitely until the action described in Note 5 is settled.

On October 1, 2002, Franklin received 74,232 warrants to acquire shares of Excelsior common stock at an exercise price of $1.20 per share for arranging a refinancing of Excelsior debt.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Franklin entered into a services agreement with Excelsior whereby Franklin provides Excelsior with certain services. Franklin receives a management fee of not less than $15,000 per month as determined by Excelsior's board. Additionally, Franklin's chief financial officer serves in that capacity for Excelsior and his salary and benefits are allocated between Excelsior and Franklin on an 80/20 basis. During the years ended December 31, 2003, 2002 and 2001, Franklin earned $180,000, $450,000 and $120,000, respectively, in management fees and was reimbursed $144,000, $120,936 and $40,156, respectively, for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses on Franklin.

Excelsior issued notes, each with an initial aggregate principal amount of $460,000 in connection with the acquisition of substantially all of the assets of Dial Communications Group, Inc., and Dial Communications Group, LLC in April 2002. At the time of issuance each of the promissory notes was convertible into shares of Franklin's common stock at a premium ranging from 115% to 120% of the average closing prices of Franklin's common stock during a specified pre and post closing measurement period. Excelsior paid to Franklin an amount equal to $300,000 in consideration of Franklin's obligations in connection with any Franklin common stock that may be issued pursuant to the terms of the promissory notes. Excelsior and the note holders agreed to revise the notes on December 15, 2003, such that the notes are no longer convertible into Franklin common stock.

Franklin along with Sunshine initially purchased Excelsior on August 28, 2001. On October 3, 2002, Franklin sold 773,196 common shares for $1.94 per share for $1,500,000 realizing a gain of $726,804. On January 31, 2003, Franklin purchased and subsequently on May 29, 2003, Franklin cancelled the purchase, 33,750 common shares for $1.625 per share and 65,199 warrants to acquire shares of Excelsior common stock at an exercise price of $1.125 per share for $0.50 per warrant. On August 12, 2003, Franklin sold 193,000 common shares for $1.30 per share for $250,900 realizing a gain of $57,900. Franklin has stock appreciation rights on these common shares as follows, a) in the event that Excelsior is sold on or before August 8, 2004 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed total proceeds to Franklin of $1.94 per share, and
b) in the event that Excelsior is sold on or before August 8, 2005 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.625 per share. On October 8, 2003, Franklin sold to Sunshine 375,000 shares of the common stock of Excelsior for an aggregate purchase price of $750,000, realizing a gain of $375,000, pursuant to a stock purchase agreement between Sunshine and Franklin. Franklin has stock appreciation rights on these common shares such that if Excelsior is sold and the purchaser of the common shares from Franklin receives more than $3.50 per share, Franklin is entitled to receive 80% of the value greater than $3.50 per share. There can be no guarantee that Franklin will be able to continue to sell shares of Excelsior to Sunshine.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of the status of the Stock Option Plans during the years ended:

                                                 December 31, 2003        December 31, 2002        December 31, 2001
                                               ---------------------    ---------------------    ---------------------
                                                            Weighted                 Weighted                 Weighted
                                                            Average                  Average                  Average
                                                            Exercise                 Exercise                 Exercise
                                                 Shares      Price      Shares        Price      Shares        Price
                                               ----------   --------    ------       --------    ------       --------
Outstanding at beginning of year                  20,625     $11.39     39,375       $11.27      39,375       $11.27
Granted                                             -           -          -            -          -             -
Exercised                                           -           -          -            -          -             -
Forfeited                                           -           -       18,750       $11.13        -             -
Expired                                             -           -          -            -          -             -
                                               ----------             ----------               ----------
Outstanding at end of year                        20,625     $11.39     20,625       $11.39      39,375       $11.27
                                                  ======                ======                   ======
Exercisable at end of year                        20,625     $11.39     20,625       $11.39      26,875       $11.33
                                                  ======                ======                   ======

The options issued under the SIP have a remaining contractual life of 4.1 years. The options issued under the SOP have a remaining contractual life of 6.1 years.

8. NET (DECREASE) INCREASE IN NET ASSETS PER COMMON SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                                                     December 31,
                                                                 ----------------------------------------------------
                                                                      2003               2002                2001
                                                                 ----------------------------------------------------
Numerator:
         Net (decrease) increase in net
            assets from operations                               $(1,141,089)          $370,262          ($2,418,310)
         Preferred stock dividends                                   (76,652)          (115,152)            (115,150)
                                                                 -----------          ---------           ----------
         Numerator for basic and diluted
            earnings per share - net (decrease)
            increase in net assets attributable
            to common stockholders                               $(1,217,741)          $255,110          ($2,533,460)
                                                                 ===========          =========           ==========

Denominator:
         Denominator for basic and diluted
            (decrease) increase in net assets
            from operations - weighted -
            average shares                                         1,037,443          1,066,195            1,083,408
                                                                 ===========          =========           ==========

Basic and diluted net (decrease) increase in
         net assets from operations per share                         $(1.17)             $0.24               $(2.34)
                                                                 ===========          =========           ==========

Common shares which would be issued upon conversion of the Corporation's preferred stock or exercise of options have been excluded from the dilutive per share computation as they are antidilutive (see Notes 4 and 7):

                                                                       Period Ended December 31,
                                                              ---------------------------------------------
                                                                  2003             2002             2001
                                                              ---------------------------------------------
Preferred stock convertible into common stock                    82,125          123,375          123,375
Stock options                                                    20,625           20,625           39,375

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9. NET ASSET VALUE PER SHARE

The following table sets forth the computation of net asset value per common share attributable to common stockholders:

                                                                                December 31,              December 31,
                                                                                --------------------------------------
                                                                                    2003                     2002
                                                                                --------------------------------------
Numerator:
         Numerator for net asset value per
           common share, as if converted basis                                   $2,024,138                $3,267,540
         Liquidation value of convertible preferred
           stock                                                                 (1,095,000)               (1,095,000)
                                                                                 ----------                ----------
         Numerator for net asset value per share
           attributable to common stockholders                                   $  929,138                $2,172,540
                                                                                 ==========                ==========

Denominator:
         Number of common shares outstanding,
           denominator for net asset value per share
           attributable to common stockholders                                    1,020,100                 1,049,600
         Number of shares of common stock to be
           issued upon conversion of preferred stock                                 82,125                    82,125
                                                                                 ----------                ----------
         Denominator for net asset value per common
           share as if converted basis                                            1,102,225                 1,131,725
                                                                                 ==========                ==========

         Net asset value per share attributable to common stockholders                $0.91                     $2.07
                                                                                 ==========                ==========

         Net asset value per common share, as if converted basis                      $1.84                     $2.89
                                                                                 ==========                ==========

10. PURCHASES AND SALES OF INVESTMENT SECURITIES

The  cost of  purchases  and  proceeds  from  sales  of  investment  securities, excluding short-term investments, aggregated $37,166 and $1,021,398, respectively, for the year ended December 31, 2003; $22,985 and $1,660,269, respectively, for the year ended December 31, 2002; and $3,241,241 and $3,477,991, respectively, for the year ended December 31, 2001.

11. MERGER WITH CHANGE TECHNOLOGY PARTNERS, INC.

On July 1, 2002, Franklin executed its right to terminate the merger agreement that had been entered into on December 4, 2001, between Change Technology Partners, Inc. ("Change") and Franklin pursuant to which Change would have been merged with and into Franklin.

12. SELECTED QUARTERLY DATA (UNAUDITED)

                                                                                          2003
                                                                                          ----
                                                              Quarter 1         Quarter 2        Quarter 3         Quarter 4
                                                              --------------------------------------------------------------
Total investment income                                        $45,678          $  45,080        $  45,090         $  47,311
Net investment loss from operations                           (273,727)          (277,926)        (271,683)         (273,031)
Net (decrease) increase in net assets
  attributable to common stockholders                         (245,347)          (821,688)         145,013          (295,719)
Basic and diluted earnings per common share                      (0.23)             (0.79)            0.14             (0.29)

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                                                             2002
                                                                             ----
                                                 Quarter 1         Quarter 2        Quarter 3         Quarter 4
                                                 --------------------------------------------------------------
Total investment income                           $91,549          $120,560         $120,110          $122,862
Net investment loss from operations              (254,441)         (434,455)        (472,220)         (369,253)
Net (decrease) increase in net assets
  attributable to common stockholders            (268,903)        2,225,964       (1,396,784)         (305,167)
Basic and diluted earnings per common share         (0.25)             2.08            (1.31)            (0.29)

13. SUBSEQUENT EVENT

On March 19, 2004, Franklin sold to Sunshine 58,804 shares of the common stock of Excelsior for an aggregate purchase price of $117,608, $2.00 per common share, pursuant to a stock purchase agreement between Sunshine and Franklin. Franklin has stock appreciation rights on these common shares such that if Excelsior is sold and the purchaser of the common shares from Franklin receives more than $3.50 per share, Franklin is entitled to receive 80% of the value greater than $3.50 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

COMMON STOCK DIRECTORS

         STEPHEN L. BROWN, (1) age 65, was elected to the Corporation's Board of Directors and appointed Chairman of its Board of Directors in October 1986. He has been Chairman and Chief Executive Officer since October 1986. Prior to joining Franklin, Mr. Brown was Chairman of S.L. Brown & Company, Inc. ("SLB & Co., Inc."), a private investment firm. Mr. Brown is a director of Copley Financial Services Corporation, advisor to Copley Fund, Inc., a mutual fund as well as a director of U.S. Energy Systems, Inc. an independent producer of clean efficient energy for growing energy markets. Mr. Brown is an "interested person" of the Corporation as defined in the 1940 Act because he serves as both an officer and director of the Corporation.

         DAVID T. LENDER, (3) age 51, joined the Board as a director in 2000. Mr. Lender is a Managing Director at Banc of America Securities, LLC where he specializes in mergers and acquisitions. Prior to joining Banc of America Securities, LLC, Mr. Lender was a Managing Director in the Mergers and Acquisitions Group of Rothschild, Inc.

PREFERRED STOCK DIRECTORS

         IRVING LEVINE, (1), (2), (3) age 82, joined the Board as a director in 1990. He has been Chairman of the Board and President of Copley Fund, Inc., a mutual fund, since 1978, and Chairman and Treasurer of Stuffco International, Inc., a ladies handbag processor and chain-store operator, since 1978. Mr. Levine is President and a director of Copley Financial Services Corporation (advisor to Copley Fund, Inc.) as well as a director of U.S. Energy Systems, Inc. an independent producer of clean efficient energy for growing energy markets.

         LAURENCE I. FOSTER, (2), (3) age 62, joined the Board as a director in 2002. He was a partner at KPMG until his retirement in May 2000 when he joined Richard E. Eisner & Company LLP's New York City office as a partner in the personal financial planning practice. In June 2002 Mr. Foster became an independent consultant. Mr. Foster holds the American Institute of Certified Public Accountants "Personal Financial Specialist" (PFS) designation. Mr. Foster is a member of the American Institute of Certified Public Accountants where he is the Chairman on the PFS Credential Committee. Mr. Foster is also a member of the New York State Society of Certified Public Accountants and the former chairman of their Estate Planning Committee.

(1) - Member of Executive Committee, (2) - Member of Compensation Committee,
(3) - Member of Audit Committee

EXECUTIVE OFFICERS

         STEPHEN L. BROWN, Chairman and Chief Executive Officer. For additional information about Mr. Brown, please see the Directors' biographical information section above.

         HIRAM M. LAZAR, age 39, joined the Corporation as Chief Financial Officer in January 1999. From June 1992 to January 1999, Mr. Lazar was the Vice-President of Finance and Corporate Controller for Lebenthal & Co., Inc., a regional full-service broker/dealer.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth a summary for each of the last three years of the cash and non-cash compensation awarded to, earned by, or paid to the Chief Executive Officer of the Corporation and the other executive officers of the Corporation, whose individual remuneration exceeded $100,000 for the year ended December 31, 2003.

                                                                                                 SECURITIES
                                                                              OTHER              UNDERLYING
            NAME &                                                           ANNUAL               OPTIONS          OTHER
      PRINCIPAL POSITION        YEAR      SALARY ($)       BONUS ($)    COMPENSATION($) (1)      AWARDED (#)   COMPENSATION ($)
      ------------------        ----      -----------      ---------    --------------------     -----------   ----------------
  Stephen L. Brown (2)          2003       $387,500         $40,000               -                   -                 -
  CHAIRMAN &                    2002        420,000          30,000               -                   -                 -
  PRESIDENT                     2001        420,000            -                  -                   -                 -

  Hiram M. Lazar                2003        160,000           3,750               -                   -                 -
  CHIEF FINANCIAL               2002        130,000           3,750               -                   -                 -
  OFFICER                       2001        130,000            -                  -                   -                 -

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

                                                   PENSION OR
                                                   RETIREMENT BENEFITS
                                                   ACCRUED AS PART OF     ESTIMATED ANNUAL
                              AGGREGATE            CORPORATION'S          BENEFITS UPON         TOTAL COMPENSATION
NAME OF DIRECTOR              COMPENSATION         EXPENSES               RETIREMENT            PAID TO DIRECTORS

Stephen L. Brown              $ -                  -                      -                     -

David T. Lender               $3,000               -                      -                     $3,000

Michael P. Rolnick            $1,000               -                      -                     $1,000

Lawrence J. Foster            $3,000               -                      -                     $3,000

Irving Levine                 $3,000               -                      -                     $3,000

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Irving Levine, Laurence Foster, and David Lender served on the Compensation Committee during 2003. There were no Compensation Committee interlocks or insider (employee) participation during 2003.

OPTION GRANTS

         No options were granted during the year ended December 31, 2003, to the Chief Executive Officer of the Corporation or the other executive officers of the Corporation.

OPTION EXERCISES

         No options were exercised during the year ended December 31, 2003, by the Chief Executive Officer of the Corporation or the other executive officers of the Corporation.

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

         On December 31, 2003, there were 20,625 options to purchase common stock outstanding and 26,250 remain available for future issuance.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following tables set forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the Commission) of the Corporation's common stock as of March 9, 2004, by 1) each person who is known by the Corporation to be the beneficial owner of more than five percent of the outstanding common stock, 2) each director of the Corporation, 3) each current executive officer listed in the Summary
Compensation Table and 4) all directors and executive officers of the Corporation as a group. Except as otherwise indicated, to the Corporation's knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The address for all beneficial owners, unless stated otherwise below, is c/o Franklin Capital Corporation 450 Park Avenue, Suite 2002, New York, NY 10022.

COMMON STOCK

                  NAME AND ADDRESS OF                  AMOUNT AND NATURE OF                           PERCENT
                    BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP                           OF CLASS
                  -------------------                  --------------------                           --------
       The Prudential Insurance Company
          of America                                         161,854                                     15.9%
          751 Broad Street, Newark, NJ 07102
       Stephen L. Brown                                      142,590                   (1)               14.0%
       Irving Levine                                          46,375                   (2)                4.5%
       Hiram M. Lazar                                          9,085                   (3)                   *
       David T. Lender                                           300                                         *
       Laurence I. Foster                                        -                                           *
       All officers and directors
            as a group (5 persons)                           198,350                                     19.4%
       -----------------------
        * Less than 1.0%

(1) Does not include 5,023D Does not include 45,829 shares owned by Mr. Brown's children. Mr. Brown disclaims beneficial ownership of such shares.

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

PREFERRED STOCK

                  NAME AND ADDRESS OF                  AMOUNT AND NATURE OF                           PERCENT
                    BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP                           OF CLASS
                  -------------------                  --------------------                           --------
       Irving Levine                                           4,750                (1)                 43.4%
       Mark Rattner                                            2,000                                    18.3%
         37 Radio Circle Drive
         Mount Kisco, NY 10549
       Gerry M. Ritterman                                      1,500                                    13.7%
         47 Lawrence Farms Crossways
         Chappaqua, NY 10514
       Hiram M. Lazar                                            100                                        *
       Stephen L. Brown                                           -                                         *
       David T. Lender                                            -                                         *
       Laurence I. Foster                                         -                                         *
       All officers and directors
            As a group (6 persons)                             4,850                                    44.3%
       -----------------------
        * Less than 1.0%

(1) Preferred stock owned by Copley Fund, Inc. ("Copley"). Mr. Levine may be deemed to be a controlling person of Copley due to his position as Chairman and Chief Executive Officer. Therefore, Mr. Levine may be deemed to be a beneficial owner of all shares owned by Copley.

Set forth below is the dollar range of equity securities beneficially owned by each nominee and continuing director as of March 10, 2004:

                                                     DOLLAR RANGE OF EQUITY
                       NAME OF                       SECURITIES BENEFICIALLY
                       DIRECTOR                      OWNED(1)(2)(4)
                       ------------------            -----------------------
                       Stephen L. Brown(3)           over $100,000
                       David T. Lender               $1-$10,000
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

EQUITY COMPENSATION PLAN INFORMATION

         The following table summarizes information about the options, warrants and rights and other equity compensation under the Corporation's equity plans as of December 31, 2003.

                                                                                NUMBER OF SECURITIES REMAINING
                                                                                AVAILABLE FOR FUTURE ISSUANCE
                           NUMBER OF SECURITIES TO   WEIGHTED-AVERAGE           UNDER EQUITY COMPENSATION PLANS
                           BE ISSUED UPON EXERCISE   EXERCISE PRICE OF          (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY              OF OUTSTANDING OPTIONS    OUTSTANDING OPTIONS        IN COLUMN (A))
Equity compensation plans
approved by security holders (1)    20,625                    $11.39                    26,250

(1) Includes options to purchase shares of Corporation common stock under the following stockholder approved plans: Stock Incentive Plan and the Non-Statutory Stock Option Plan both approved on September 9, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Items 10 through 12 and Footnote 6 to the Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         AUDIT FEES. The aggregate fees billed for professional services rendered by Ernst & Young LLP for 2003 for the audit of the Corporation's annual financial statements for 2003 and for the review of the financial statements included in the Corporation's Forms 10-Q for 2003 were $89,500.

         ALL OTHER FEES. Ernst & Young LLP billed fees of $7,500 during for 2003 for services that were not related to the audit and review of the Corporation's financial statements.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

The following financial statements are set forth under Item 8.

(a)      (1) Financial Statements
                 Report of Ernst & Young LLP
                 Balance Sheets as of December 31, 2003 and 2002
                 Statements of Operations for the years ended December 31, 2003,
                   2002 and 2001
                 Statements of Cash Flows for the years ended December 31, 2003,
                   2002 and 2001
                 Statements of Changes in Net Assets for the years ended
                   December 31, 2003, 2002 and 2001
                 Financial Highlights for the years ended December 31, 2003,
                   2002, 2001, 2000 and 1999

                 Portfolio of Investments as of December 31, 2003
                 Notes to Financial Statements

The following exhibits are filed herewith or incorporated as set forth below:

                  (2) Exhibits
                           (2)(i) Agreement and Plan of Merger between Franklin Capital Corporation and Change Technology Partners, Inc. dated as of December 4, 2001(1)
                           (3)(i)      Articles of Incorporation(2) (3) (ii)
                                       By-Laws(2)
                           (3)(iii)    Amendment to Articles of Incorporation(3)
                           (4)(i)      Certificate of Designation(4)
                           (4)(ii)     Registration Rights Agreement(5)
                           (4)(iii)    Preferred Stock Purchase Agreement(6)
                           (10)(i)     Employment Agreement - Stephen L.
                                       Brown(7)
                           (10)(ii)    Employment Agreement - Spencer L.
                                       Brown(8)
                           (10)(iii)   Severance Agreement - Stephen L. Brown(9)
                           (10)(iv)    Severance Agreement - Spencer L.
                                       Brown(10)
                           (10)(v)     Stock Incentive Plan(12)
                           (10)(vi)    Stock Option Plan(13)
                           (10)(vii) Management Agreement with Excelsior Radio Networks(14)
                           (10)(viii) Asset Purchase Agreement, dated as of April 1, 2002, by and among the Dial Entities, Franklin and Excelsior (11)
                           (10)(ix) Convertible Promissory Note, dated April 3, 2002, issued by Newco in favor of DCGL
                                       (11)
                           (10)(x) Convertible Promissory Note, dated April 3, 2002, issued by Newco in favor of DCGL
                                       (11)
                           (10)(xi) Convertible Promissory Note, dated April 3, 2002, issued by Newco in favor of DCGL
                                       (11)
                           (10)(xii) Promissory Note, dated April 3, 2002, issued by Excelsior in favor of Change
                                       (11)
                           (10)(xiii) Promissory Note, dated April 3, 2002, issued by Excelsior in favor of Sunshine
                                       (11)
                           (10)(xiv) Security Agreement, dates as of April 3, 2002, by and among Excelsior, Sunshine and Change (11)
                           (10)(xv) Amendment No. 1 to Agreement and Plan of Merger, dated as of April 3, 2002, by and between Change and Franklin (11)
                           (21)        List of Subsidiaries(15)
                           (23)        Consent of Ernst & Young LLP
                           (99.1)      Certification Pursuant To 18 U.S.C.
                                       Section 1350, As Adopted By Section 906
                                       Of The Sarbanes-Oxley Act Of 2002
                           (99.2)      Certification Pursuant To 18 U.S.C.
                                       Section 1350, As Adopted By Section 906
                                       Of The Sarbanes-Oxley Act Of 2002
--------------------------------------------------------------------------------
(1) Incorporated by reference to the Current Report on Form 8-K filed December 5, 2001.
(2) Incorporated by reference to the Corporation's Form N-2, as amended, filed July 31, 1992.
(3) Incorporated by reference to Exhibit 3(iii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000
(4) Incorporated by reference to Exhibit 4(i) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000
(5) Incorporated by reference to Exhibit 4(ii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(6) Incorporated by reference to Exhibit 4(iii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000
(7) Incorporated by reference to Exhibit 10(i) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000
(8) Incorporated by reference to Exhibit 10(ii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000
(9) Incorporated by reference to Exhibit 10(iii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000
(10) Incorporated by reference to Exhibit 10(iv) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000
(11) Incorporated by reference to Current Report on form 8-K filed on April 3, 2002
(12) Incorporated by reference to Exhibit 10(v) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001
(13) Incorporated by reference to Exhibit 10(vi) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001
(14) Incorporated by reference to Exhibit 10(vii) filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001
(15) Incorporated by reference to Exhibit 21 filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001

             (b)   Reports on Form 8-K.
                        None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FRANKLIN CAPITAL CORPORATION

Date: March 30, 2004                  By:   /s/ Stephen L. Brown
                                            ----------------------------
                                            Stephen L. Brown
                                            CHAIRMAN & CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Corporation in the capacities and on the dates indicated.

    SIGNATURES                                        TITLE
    ----------                                        -----

/s/ Stephen L. Brown                            Chairman &
--------------------                            Chief Executive Officer
Stephen L. Brown


/s/ Hiram M. Lazar
------------------
Hiram M. Lazar                                  Chief Financial Officer


/s/ Laurence I. Foster
----------------------
Laurence I. Foster                              Director


/s/ David T. Lender
-------------------
David T. Lender                                 Director


/s/ Irving Levine
-----------------
Irving Levine                                   Director