Form 10-Q
period 2004-03-31
FRANKLIN CAPITAL CORP
filed 2004-05-17
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)
      X           Quarterly Report Pursuant to Section 13 or 15(d) of the
      -           Securities and Exchange Act of 1934

      For the Quarterly period ended March 31, 2004
                                     --------------

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

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes      No  X
    ---     ---

The number of shares of common stock outstanding as of May 14, 2004 was 1,020,100.

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

                          FRANKLIN CAPITAL CORPORATION
================================================================================

BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (UNAUDITED)
                                                                                                   MARCH 31,           DECEMBER 31,
                                                                                                     2004                  2003
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Marketable investment securities, at market value (cost: March 31,
    2004 - $26,249 and December 31, 2003 - $40,899)  (Notes 2 and 6)                             $    180,812          $     33,899
Investments, at fair value (cost: March 31, 2004 - $1,850,000;
    December 31, 2003 - $1,908,804)  (Notes 2 and 6)
         Excelsior Radio Networks, Inc.                                                             1,803,662             1,921,270
         Other investments                                                                          1,000,000             1,000,000
                                                                                                 ------------          ------------
                                                                                                    2,803,662             2,921,270
                                                                                                 ------------          ------------

Cash and cash equivalents (Note 2)                                                                     98,896               224,225
Other assets                                                                                           73,095                78,638
                                                                                                 ------------          ------------

TOTAL ASSETS                                                                                     $  3,156,465          $  3,258,032
                                                                                                 ============          ============


------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable (Note 6)                                                                           $    915,754          $    915,754
Accounts payable and accrued liabilities                                                              376,183               318,140
                                                                                                 ------------          ------------

TOTAL LIABILITIES                                                                                   1,291,937             1,233,894
                                                                                                 ------------          ------------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend: 5,000,000 shares authorized; 10,950 issued and outstanding at March 31, 2004 and
    December 31, 2003, respectively
    (Liquidation preference $1,095,000) (Note 4)                                                       10,950                10,950
Common stock, $1 par value: 5,000,000 shares authorized;
    1,505,888 shares issued: 1,020,100 shares outstanding
    at March 31, 2004 and December 31, 2003 (Note 7)                                                1,505,888             1,505,888
Paid-in capital                                                                                    10,439,610            10,439,610
Unrealized appreciation of investments                                                              1,108,225             1,005,466
Accumulated deficit                                                                                (8,583,313)           (8,320,944)
                                                                                                 ------------          ------------

                                                                                                    4,481,360             4,640,970
Deduct: 485,788 shares of common stock held in treasury,
    at cost, at March 31, 2004 and December 31, 2003 (Note 4)                                      (2,616,832)           (2,616,832)
                                                                                                 ------------          ------------

Net assets (Note 9 for per share information)                                                       1,864,528             2,024,138
                                                                                                 ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $  3,156,465          $  3,258,032
                                                                                                 ============          ============
------------------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                             financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================
STATEMENTS OF OPERATIONS
(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31,                                                                    2004                 2003
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME
    Interest income                                                                                   $     165           $     678
    Management fees                                                                                          --              45,000
                                                                                                      ---------           ---------

                                                                                                            165              45,678
                                                                                                      ---------           ---------

EXPENSES
    Salaries and employee benefits                                                                      128,901             175,565
    Professional fees                                                                                    57,000              30,000
    Rent                                                                                                 18,075               9,172
    Insurance                                                                                            17,038              17,413
    Directors' fees                                                                                       2,000               2,001
    Taxes other than income taxes                                                                        12,764              15,969
    Depreciation and amortization                                                                            --               4,244
    Interest expense                                                                                      8,926               8,850
    General and administrative                                                                           48,144              56,191
                                                                                                      ---------           ---------

                                                                                                        292,848             319,405
                                                                                                      ---------           ---------

Net investment loss from operations                                                                    (292,683)           (273,727)

Net realized gain (loss) on portfolio of investments: Investment securities:
          Affiliated                                                                                     58,804                  --
          Unaffiliated                                                                                   (9,326)                 --
                                                                                                      ---------           ---------
     Total investment securities                                                                         49,478                  --
                                                                                                      ---------           ---------

Net realized loss on portfolio of investments                                                          (243,205)           (273,727)

(Decrease) increase in unrealized appreciation of investments: Investment securities:
          Affiliated                                                                                    (58,804)             47,544
          Unaffiliated                                                                                    7,000                  --
          Other increase in unrealized appreciation (Note 6)                                            154,563                  --
                                                                                                      ---------           ---------
     Total investment securities                                                                        102,759              47,544
                                                                                                      ---------           ---------

Net decrease in net assets from operations                                                             (140,446)           (226,183)

Preferred dividends                                                                                      19,164              19,164
                                                                                                      ---------           ---------

Net decrease in net assets attributable to
   common stockholders                                                                                ($159,610)          ($245,347)
                                                                                                      =========           =========

Basic and diluted net decrease in net assets per common share (Note 8)                                ($   0.16)          ($   0.23)
                                                                                                      =========           =========
------------------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                             financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF CASH FLOWS
(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31,                                                                    2004                2003
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net decrease in net assets from operations                                                         ($140,446)           ($226,183)
  Adjustments to reconcile net decrease in net assets to net cash used in operating activities:
      Depreciation and amortization                                                                         --                4,244
      Increase in unrealized appreciation of investments                                              (102,759)             (47,544)
      Net realized gain on portfolio of investments                                                    (49,478)                  --

      Changes in operating assets and liabilities:
        Decrease (increase) in other assets                                                              5,543              (33,032)
        Increase (decrease) in accounts payable and accrued liabilities                                 58,043              (43,959)
                                                                                                     ---------            ---------

          Total adjustments                                                                            (88,651)            (120,291)
                                                                                                     ---------            ---------

          Net cash used in operating activities                                                       (229,097)            (346,474)
                                                                                                     ---------            ---------

Cash flows from investing activities:
  Proceeds from sale of marketable investment securities                                                20,572                   --
  Proceeds from sale of securities in affiliate                                                        117,608                   --
  Purchases of securities in affiliate                                                                      --              (87,444)
  Purchases of marketable investment securities                                                        (15,248)                  --
                                                                                                     ---------            ---------

          Net cash provided by (used in) investing activities                                          122,932              (87,444)
                                                                                                     ---------            ---------

Cash flows from financing activities:
  Payment of preferred dividends                                                                       (19,164)             (19,164)
  Decrease in note payable                                                                                  --               (3,706)
  Purchases of treasury stock                                                                               --              (10,005)
                                                                                                     ---------            ---------

          Net cash used in financing activities                                                        (19,164)             (32,875)
                                                                                                     ---------            ---------

Net decrease in cash and cash equivalents                                                             (125,329)            (466,793)

Cash and cash equivalents at beginning of period                                                       224,225              562,191
                                                                                                     ---------            ---------

Cash and cash equivalents at end of period                                                           $  98,896            $  95,398
                                                                                                     =========            =========
------------------------------------------------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                             financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

FOR THE THREE MONTHS ENDED MARCH 31,                                                            2004                       2003
------------------------------------------------------------------------------------------------------------------------------------
Decrease in net assets from operations:
   Net investment loss                                                                       ($  292,683)               ($  273,727)
   Net realized gain on portfolio of investments                                                  49,478                         --
   Increase in unrealized appreciation of investments                                            102,759                     47,544
                                                                                             -----------                -----------

       Net decrease in net assets from operations                                               (140,446)                  (226,183)

Capital stock transactions:
   Payment of dividends on preferred stock                                                       (19,164)                   (19,164)
   Purchase of treasury stock                                                                         --                    (10,005)
                                                                                             -----------                -----------

       Total decrease in net assets                                                             (159,610)                  (255,352)

Net assets at beginning of period                                                              2,024,138                  3,267,540
                                                                                             -----------                -----------

Net assets at end of period                                                                  $ 1,864,528                $ 3,012,188
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

                          FRANKLIN CAPITAL CORPORATION
================================================================================

PORTFOLIO OF INVESTMENTS
(UNAUDITED)

------------------------------------------------------------------------------------------------------------------------------------

MARKETABLE INVESTMENT SECURITIES
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    MARKET
                                                                                      NUMBER OF                     VALUE
MARCH 31, 2004 (2)                                                                     SHARES       COST(1)        (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------

Principal Financial Group common stock (Note 6)                                         4,338            --      $  154,563
Certificate of Deposit - 0.7%, due 05/03/2004                                                    $   26,249          26,249
                                                                                                 ----------      ----------

     Total Marketable Investment Securities (6.1% of total investments and 9.7% of net assets)   $   26,249      $  180,812
                                                                                                 ==========      ==========

------------------------------------------------------------------------------------------------------------------------------------
Investments, at Fair Value
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  DIRECTORS'
                                                                            EQUITY    NUMBER OF                   VALUATION
MARCH 31, 2004 (2)                                       INVESTMENT        INTEREST    SHARES       COST(1)        (NOTE 2)
------------------------------------------------------------------------------------------------------------------------------------
MAJORITY OWNED AFFILIATE

Excelsior Radio Networks, Inc.                          Common stock        34.00%    850,000    $  850,000      $1,700,000
Excelsior Radio Networks, Inc.                            Warrants            -        87,111            --         103,662
                                                                                                 ----------      ----------
Total Excelsior Radio Networks, Inc. (60.4% of total
   investments and 96.7% of assets)                                         13.01%                  850,000       1,803,662
   (Radio production and advertising sales)                            (fully diluted)

OTHER INVESTMENTS

Alacra Corporation (33.5% of total investments      Convertible Preferred    1.68%    321,543     1,000,000       1,000,000
   and 56% of net assets)                                   Stock
    (Internet-based information provider)

Total Other Investments                                                                           1,000,000       1,000,000
                                                                                                 ----------      ----------

     Investments, at Fair Value                                                                  $1,850,000      $2,803,662
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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2004
1. DESCRIPTION OF BUSINESS

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

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $1,000,000 at March 31, 2004. (Working capital is defined as total liabilities less liquid assets.) This condition raises substantial doubt about the Corporation's ability to continue as a going concern. The Corporation is currently seeking financing. There can be no assurance that the Corporation would be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

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

The Corporation paid no interest or income taxes during the three months ended March 31, 2004 and 2003.

At March 31, 2004 and 2003, the Corporation held cash and cash equivalents primarily in money market funds at one commercial banking institution.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (C0NTINUED)

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

3.  INCOME TAXES

For the three months ended March 31, 2004, and 2003, Franklin's tax (provision) benefit was based on the following:

                                                       2004             2003
                                                    ----------       ----------
Net investment loss from operations                 $ (292,683)      $ (273,727)
Net realized gain on portfolio of investments           49,478               --
Increase in unrealized appreciation                    102,759           47,544
                                                    ----------       ----------
     Pre-tax book loss                              $ (140,446)      $ (226,183)
                                                    ==========       ==========

                                                       2004             2003
                                                    ----------       ----------
Federal tax benefit at 34% on $(140,446) and
  $(226,183), respectively .....................    $   48,000       $   77,000
Other ..........................................         1,000            7,000
Change in valuation allowance ..................       (49,000)         (84,000)
                                                    ----------       ----------
                                                    $       --       $       --
                                                    ==========       ==========

Deferred income tax benefit reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At March 31, 2004 and 2003, significant deferred tax assets and liabilities consist of:

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (C0NTINUED)

                                                          Asset (Liability)
                                                    ----------------------------
                                                     March 31,      December 31,
                                                       2004            2003
                                                    ----------      -----------
Deferred Federal and state benefitfrom net
  operating loss carryforward...................    $2,691,000      $ 2,605,000
Deferred  Federal  and state  (provision)
  benefit on unrealized (appreciation)
  depreciation of investments...................      (414,000)        (377,000)
Valuation allowance.............................    (2,277,000)      (2,228,000)
                                                    ----------      -----------
 Deferred taxes.................................    $       --      $        --
                                                    ==========      ===========

At December 31, 2003, Franklin had net operating loss carryforwards for income tax purposes of approximately $7,236,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $2,605,000.

4.  STOCKHOLDERS' EQUITY

The accumulated deficit at March 31, 2004, consists of accumulated net realized gains of $5,555,000 and accumulated investment losses of $14,138,000.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 575,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of March 31, 2004 and December 31, 2003, the Corporation has purchased 536,950 shares of its common stock of which 485,788 shares remain in treasury.

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

Rent expense for the three months ended March 31, 2004 and 2003, was approximately $18,000 and $9,000, respectively. For the three months ended March 31, 2004, and 2003, the Corporation collected rents of $9,000 from one subtenant under a month-to-month lease, for a portion of its existing office space that is reflected as a reduction in rent expense for that period.

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

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (C0NTINUED)

excess of $10,000,000, costs and attorneys' fees. An unfavorable outcome in an appeal, should it be brought, together with an unfavorable outcome in the lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations.

6. MARKETABLE INVESTMENT SECURITIES AND INVESTMENTS AT FAIR VALUE

Franklin valued its position in Excelsior at $2.00 per common share based on the sale of 58,804 common shares to Sunshine on March 19, 2004 and the receipt of an unsolicited non-binding expression of interest by Excelsior from a third-party at a price greater than $2.00 per common share.

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

During the three months ended March 31, 2003, Franklin earned $45,000 in management fees and was reimbursed $36,000 for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses on Franklin under a management services agreement between Franklin and Excelsior. The agreement expired on December 31, 2003.

Franklin along with Sunshine initially purchased Excelsior on August 28, 2001. On October 3, 2002, Franklin sold 773,196 common shares for $1.94 per share for $1,500,000 realizing a gain of $726,804. On January 31, 2003, Franklin purchased and subsequently on May 29, 2003, Franklin cancelled the purchase, 33,750 common shares for $1.625 per share and 65,199 warrants to acquire shares of Excelsior common stock at an exercise price of $1.125 per share for $0.50 per warrant. On August 12, 2003, Franklin sold 193,000 common shares for $1.30 per share for $250,900 realizing a gain of $57,900. Franklin has stock appreciation rights on these common shares as follows, a) in the event that Excelsior is sold on or before August 8, 2004 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed total proceeds to Franklin of $1.94 per share, and
b) in the event that Excelsior is sold on or before August 8, 2005 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.625 per share. On October 8, 2003, Franklin sold to Sunshine 375,000 shares of the common stock of Excelsior for an aggregate purchase price of $750,000, realizing a gain of $375,000, pursuant to a stock purchase agreement between Sunshine and Franklin. On March 19, 2004, Franklin sold to Sunshine 58,804 shares of the common stock of Excelsior for an aggregate purchase price of $117,608, realizing a gain of $58,804, pursuant to a stock purchase agreement between Sunshine and Franklin. Franklin has stock appreciation rights on the common shares sold on both October 8, 2003 and March 19, 2004, such that if Excelsior is sold and the purchaser of the common shares from Franklin receives more than $3.50 per share, Franklin is entitled to receive 80% of the value greater than $3.50 per share. There can be no guarantee that Franklin will be able to continue to sell shares of Excelsior to Sunshine.

After giving effect to the purchase of the common stock, Sunshine owns 66% and the Corporation owns 34% of the issued and outstanding common stock, and voting power, of Excelsior. On a fully diluted basis, after giving effect to the exercise of the outstanding warrants and the conversion of Sunshine's outstanding preferred stock of Excelsior into common stock, the Corporation owns approximately 13% of Excelsior.

In 2001,  Franklin  maintained  group life and dental  insurance  with Principal
Financial Group ("PFG"). Upon the demutualization of PFG in October 2001, Franklin received 4,338 common shares of PFG. However, Franklin did not receive any notification for the receipt of such shares. In 2004 Franklin became aware of its ownership of PFG common shares, and recorded the fair value of such shares ($154,563 at March 31, 2004) within marketable

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (C0NTINUED)

investments on the accompanying balance sheet and as other increase in unrealized appreciation in the accompanying statement of operations.

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

The following is a summary of the status of the Stock Option Plans during the three months ended:

                                   March 31, 2004           March 31, 2003
                                --------------------     --------------------
                                            Weighted                 Weighted
                                            Average                  Average
                                            Exercise                 Exercise
                                Shares       Price       Shares       Price
                                ------      --------     ------      --------
Outstanding at beginning
of year                         20,625       $11.39      20,625        $11.39
Granted                             --           --          --            --
Exercised                           --           --          --            --
Forfeited                           --           --          --            --
Expired                             --           --          --            --
                                ------      --------     ------      --------
Outstanding at end of year      20,625       $11.39      20,625        $11.39
                                ======                   ======
Exercisable at end of year      20,625       $11.39      20,625        $11.39
                                ======                   ======
Weighted average fair
value of options granted            --                       --

The options issued under the SIP have a remaining contractual life of 4.8 years. The options issued under the SOP have a remaining contractual life of 6.8 years.

8.    NET DECREASE IN NET ASSETS PER COMMON SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                               March 31,
                                                     ---------------------------
                                                         2004           2003
                                                     ---------------------------
Numerator:
      Net decrease in net
         assets from operations                       ($140,446)      ($226,183)
      Preferred stock dividends                       (  19,164)      (  19,164)
                                                     ----------     -----------

      Numerator for basic and diluted
         earnings per share - net increase in net
         assets attributable to common stockholders   ($159,610)      ($245,347)
                                                     ==========     ===========

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (C0NTINUED)

Denominator:
      Denominator for basic and diluted
         decrease in net assets from operations -
         weighted - average shares                    1,020,100       1,045,187
                                                     ==========     ===========
Basic and diluted net decrease in net assets
      from operations per share                      $(    0.16)    $     (0.23)
                                                     ==========     ===========

Common shares which would be issued upon conversion of the Corporation's preferred stock or exercise of options have been excluded from the dilutive per share computation as they are antidilutive (see Notes 4 and 7):

                                                        Period Ended March 31,
                                                    ----------------------------
                                                         2004           2003
                                                    ----------------------------
Preferred stock convertible into common stock           82,125         82,125
Stock options                                           20,625         20,625

9. NET ASSET VALUE PER SHARE

The following table sets forth the computation of net asset value per common share attributable to common stockholders:

                                                                 ------------------------------
                                                                   March 31,       December 31,
                                                                     2004              2003
                                                                 ------------------------------
Numerator:
      Numerator for net asset value per
        common share, as if converted basis                       $ 1,864,528      $ 2,024,138
      Liquidation value of convertible preferred stock             (1,095,000)      (1,095,000)
                                                                  -----------      -----------
      Numerator for net asset value per share
        attributable to common stockholders                       $   769,528      $   929,138
                                                                  ===========      ===========
Denominator:
      Number of common shares outstanding,
        denominator for net asset value per share
        attributable to common stockholders                         1,020,100        1,020,100
      Number of shares of common stock to be
        issued upon conversion of preferred stock                      82,125           82,125
                                                                  -----------      -----------
      Denominator for net asset value per common
        share as if converted basis                                 1,102,225        1,102,225

      Net asset value per share attributable to common
        stockholders                                              $      0.75      $      0.91
                                                                  ===========      ===========

      Net asset value per common share, as if converted basis
                                                                  $      1.69      $      1.84
                                                                  ===========      ===========

10.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, excluding short-term investments, aggregated $15,248 and $138,180, respectively, for the three months ended March 31, 2004; $87,446 and $0, respectively, for the three months ended March 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following "Overview" section is a brief summary of the significant issues addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). Investors should read the relevant sections of the MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with Item 1. Financial Statements appearing elsewhere in this Form 10Q.

OVERVIEW

         During the three months ended March 31, 2004, the Corporation realized approximately $50,000 in gains on its sale of Excelsior common stock. The Corporation continues to rely on the increase in the value of its investments and the ability to sell them in order to fund its ongoing operations. In 2001, Franklin maintained group life and dental insurance with PFG. Upon the demutualization of PFG in October 2001, Franklin received 4,338 common shares of PFG. However, Franklin did not receive any notification for the receipt of such shares. In 2004 Franklin became aware of its ownership of PFG common shares, and recorded the fair value of such shares ($154,563 at March 31, 2004) within marketable investments on the accompanying balance sheet and as other increase in unrealized appreciation in the accompanying statement of operations.

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

FINANCIAL CONDITION

         The Corporation's total assets and net assets were, respectively, $3,156,465 and $1,864,528 at March 31, 2004, versus $3,258,032 and $2,024,138 at
December 31, 2003. Net asset value per share attributable to common shareholders and on an as if converted basis was $0.75 and $1.69, respectively at March 31, 2004, versus $0.91 and $1.84 at December 31, 2003.

         The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                      MARCH 31, 2004   DECEMBER 31, 2003
                                      --------------   -----------------
Investments, at cost                      $1,876,249          $1,949,703
Unrealized appreciation                    1,108,225           1,005,466
                                          ----------          ----------
Investments, at fair value                $2,984,474          $2,955,169
                                          ==========          ==========

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $1,000,000 at March 31, 2004. This condition raises substantial doubt about the Corporation's ability to continue as a going concern. There can be no assurance that the Corporation would be able to find a suitable merger partner or be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

INVESTMENTS

         The Corporation's financial condition is dependent on the success of its investments. The Corporation has invested a substantial portion of its assets in thinly capitalized companies including one development stage company that may lack management depth.

         ALACRA CORPORATION

         At March 31, 2004, the Corporation had an investment in Alacra Corporation ("Alacra"), valued at $1,000,000, which represents 31.7% of the Corporation's total assets and 53.6% of its net assets. Alacra, based in New York, is a leading global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra's customers include more than 750 leading financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

         On April 20, 2000, the Corporation purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Franklin has the right to have the preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2005. In connection with this investment, Franklin was granted observer rights on Alacra board of directors meetings.

         EXCELSIOR RADIO NETWORKS

         At March 31, 2004, the Corporation had an investment in Excelsior Radio Networks, Inc. ("Excelsior"), formerly known as eCom Capital, Inc., valued at $1,803,662, which represents 57.1% of the Corporation's total assets and 96.7% of its net assets. This valuation represents the same value as the last sales price realized by the Corporation for sales of 58,804 and 375,000 shares of Excelsior's common stock on March 19, 2004 and October 8, 2003, respectively. Excelsior produces and syndicates programs and services heard on more than 2,000 radio stations nationwide across most major formats. Through its Dial Communications Global Media sales subsidiary, Excelsior sells the advertising inventory radio stations provide in exchange for the Excelsior content. The programming and content includes prep services as well as long form and short form programming. Additionally, Dial Communications Global Media has a number of independent producer clients, which range from talk and music programs to news and traffic services.

         On August 28, 2001, the Corporation purchased $2,500,000 worth of Excelsior Common Stock and issued a secured note for $150,000. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. As of December 31, 2003, the secured note was paid back to Franklin. Franklin sold 250,000 common shares for $1.00 per share on December 4, 2001 for no gain or loss. On October 1, 2002, Franklin received 74,232 warrants to acquire shares of Excelsior common stock at an exercise price of $1.20 per share for arranging a financing of Excelsior. On October 3, 2002, Franklin sold 773,196 common shares for $1.94 per share for total proceeds of $1,500,000 realizing a gain of $726,804. On January 31, 2003, Franklin purchased and subsequently on May 29, 2003, Franklin cancelled the purchase, 33,750 common shares for $1.625 per share and 65,199 warrants to acquire shares of Excelsior common stock at an exercise price of $1.125 per share for $0.50 per warrant. On August 12, 2003, Franklin sold 193,000 common shares for $1.30 per share for total proceeds of $250,900 realizing a gain of $57,900. Franklin has stock appreciation rights on these common shares as follows, a) in the event that Excelsior is sold on or before August 8, 2004 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.94 per share, and b) in the event that the Excelsior is sold on or before August 8, 2005 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.625 per share. On October 8, 2003, Franklin sold to Sunshine 375,000 shares of the common stock of Excelsior for an aggregate purchase price of $750,000, realizing a gain of $375,000, pursuant to a stock purchase agreement between Sunshine and Franklin. On March 19, 2004, Franklin sold to Sunshine 58,804 shares of common stock of Excelsior for an aggregate purchase price of $117,608, realizing a gain of $58,804, pursuant to a stock purchase agreement between Sunshine and Franklin. Franklin has stock appreciation rights on the common shares sold on both October 8, 2003 and March 19, 2004, such that if Excelsior is sold and the purchaser of the common shares from Franklin receives more than $3.50 per share, Franklin is entitled to receive 80% of the value greater than $3.50 per share. After giving effect to the purchase of the common stock, Sunshine owns 66% and the Company owns 34% of the issued and outstanding common stock, and voting power, of Excelsior. On a fully diluted basis, after giving effect to the exercise of the outstanding warrants and the conversion of Sunshine's outstanding preferred stock of Excelsior into common stock, the Corporation owns approximately 13% of Excelsior. Franklin continues to maintain a seat on the board of directors of Excelsior.

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

         The Corporation had investment income of $165 and $45,678 for the three months ended March 31, 2004 and 2003, respectively. The decrease in investment income for the three months ended March 31, 2004 when compared to March 31, 2003, was primarily the result of the management agreement with Excelsior that expired on December 31, 2003.

         Operating expenses were $292,848 and $319,405 for the three months ended March 31, 2004 and 2003, respectively. A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Included in compensation is a $40,000 bonus paid to an officer of the Corporation during 2003. Professional fees consist of general legal fees, audit and tax fees and investment related legal fees. The Corporation was reimbursed approximately $36,000 for salary and benefit expense for its chief financial officer under the terms of the management agreement with Excelsior for the three months ended March 31, 2003. This reimbursement has been recorded as a reduction in operating expenses.

         Net investment losses from operations were $292,683 and $273,727 for the three months ended March 31, 2004 and 2003, respectively.

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

NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS:

         During the three months ended March 31, 2004 and 2003, the Corporation realized net losses before taxes of $49,478 and $0 respectively, primarily from the disposition of a portion of the Corporation's Excelsior holdings.

UNREALIZED APPRECIATION OF INVESTMENTS:

         Unrealized appreciation of investments, increased by $102,759 during the three months ended March 31, 2004, primarily due to the receipt of shares in Principal Financial Group ("PFG"), offset by an unrealized loss due to the sale of a portion of the Corporation's Excelsior holdings. In 2001, Franklin maintained group life and dental insurance with PFG. Upon the demutualization of PFG in October 2001, Franklin received 4,338 common shares of PFG. However, Franklin did not receive any notification for the receipt of such shares. In 2004 Franklin became aware of its ownership of PFG common shares, and recorded the fair value of such shares ($154,563 at March 31, 2004) within marketable investments on the accompanying balance sheet and as other increase in unrealized appreciation in the accompanying statement of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $1,000,000 at March 31, 2004. This condition raises substantial doubt about the Corporation's ability to continue as a going concern. The Corporation is seeking alternative financing. There can be no assurance that the Corporation would be able to obtain alternative financing. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

         Cash and cash equivalents decreased by $125,329 to $98,896 for the three months ended March 31, 2004, compared to a decrease of $466,793 for the three months ended March 31, 2003.

         Operating activities used $229,097 of cash for the three months ended March 31, 2004, compared to using $346,474 for the three months ended March 31, 2003.

         Operating activities for the three months ended March 31, 2004, exclusive of changes in operating assets and liabilities, used $292,683 of cash, as the Corporation's net decrease in net assets from operations of $140,446 included non-cash charges for unrealized gains of $102,759 and net realized gains of $49,478. For the three months ended March 31, 2003, operating activities, exclusive of changes in operating assets and liabilities, used
$269,483 of cash, as the Corporation's net decrease in net assets from operations of $226,183 included non-cash charges for depreciation and amortization of $4,244 and unrealized gains of $47,544.

         Changes in operating assets and liabilities increased cash $63,586 for the three months ended March 31, 2004, principally due to an increase in the level of accounts payable and accrued expenses and a decrease in other assets. For the three months ended March 31, 2003, changes in operating assets and liabilities resulted in the use of $76,991 of cash.

           The principal factor in the $122,932 cash provided by investing activities for the three months ended March 31, 2004 was the sale of common shares of Excelsior. For the three months ended March 31, 2003, the $87,444 cash used in investing activities was the purchase of additional common shares and warrants of Excelsior.

         Cash used in financing activities for the three months ended March 31, 2004 of $19,164 was for preferred dividends. Financing activities for the three months ended March 31, 2003 used $32,875 primarily from the payment of preferred dividends of $19,164 and the purchase of treasury stock of $10,005.

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

         There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report.

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

                  Not applicable

ITEM 5.  OTHER INFORMATION

                  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

                           Exhibit 31.1 Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

                           Exhibit 31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

                           Exhibit 32.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C.
                                            Section 1350, as adopted pursuant to
                                            Section  906 of  the  Sarbanes-Oxley
                                            Act of 2002

                           Exhibit 32.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C.
                                            Section 1350, as adopted pursuant to
                                            Section  906 of  the  Sarbanes-Oxley
                                            Act of 2002

         (b) REPORTS ON FORM 8-K.           The  Corporation  filed a report  on
                                            Form 8-K on April 1, 2004 announcing
                                            its   Board   of    Directors    had
                                            authorized   the   retention   of  a
                                            financial advisor to advise Franklin
                                            on various strategic,  financial and
                                            business  alternatives  available to
                                            it to  maximize  shareholder  value.
                                            These may include a  reorganization,
                                            re-capitalization,     acquisitions,
                                            dispositions  of  assets,  a sale or
                                            merger.  There is no assurance  that
                                            any  of the  foregoing  alternatives
                                            will occur.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FRANKLIN CAPITAL CORPORATION



Date: May 14, 2004                  By:   /s/ Stephen L. Brown
                                          --------------------
                                          Stephen L. Brown
                                          CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                          /s/ Hiram M. Lazar
                                          ------------------
                                          Hiram M. Lazar
                                          CHIEF FINANCIAL OFFICER