Form 10-Q
period 2004-06-30
FRANKLIN CAPITAL CORP
filed 2004-08-16
CIK 812301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

     X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     -     and Exchange Act of 1934


           For the Quarterly period ended June 30, 2004

                                       or

     _ Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

           For the transition period from  ____________ to ____________.

Commission File No. 1-9727
                    ------

                          Franklin Capital Corporation
               ---------------------------------------------------
               (Exact name of registrant specified in its charter)


           Delaware                                       13-3419202
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


450 Park Avenue, 20th Floor, New York, New York                   10022
-----------------------------------------------                 ----------
  (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code       (212) 486-2323
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

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes [ ]   No [X]

The number of shares of common stock outstanding as of August 11, 2004 was 1,046,350.

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

PART II. OTHER INFORMATION

           Item 1.   Legal Proceedings
           Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases
                       of Equity Securities
           Item 3.   Defaults Upon Senior Securities
           Item 4.   Submission of Matters to a Vote of Security Holders
           Item 5.   Other Information
           Item 6.   Exhibits and Reports on Form 8-K

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

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Balance Sheets

--------------------------------------------------------------------------------------------------------------------------
                                                                                     (Unaudited)
                                                                                       June 30,               December 31,
                                                                                         2004                     2003
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Marketable investment securities, at market value (cost: June 30, 2004 -
    $26,249, December 31, 2003 - $40,899)  (Note 2)                                       $26,249                 $33,899
Investments, at fair value (cost: June 30, 2004 - $1,650,000;
    December 31, 2003 - $1,908,804)  (Note 2)
         Excelsior Radio Networks, Inc.                                                 1,739,210               1,921,270
         Other investments                                                              1,000,000               1,000,000
                                                                                      -----------             -----------
                                                                                        2,739,210               2,921,270
                                                                                      -----------             -----------

Cash and cash equivalents (Note 2)                                                        274,498                 224,225
Other assets                                                                               52,712                  78,638
                                                                                      -----------             -----------

                                                                                       $3,092,669              $3,258,032
                                                                                      ===========             ===========
TOTAL ASSETS

--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Note payable                                                                             $904,714                $915,754
Accounts payable and accrued liabilities                                                  266,005                 318,140
                                                                                      -----------             -----------

TOTAL LIABILITIES                                                                       1,170,719               1,233,894
                                                                                      -----------             -----------

Commitments and contingencies  (Note 5)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
    5,000,000 shares authorized; 10,950 issued and outstanding at June 30, 2004 and December 31, 2003
    (Liquidation preference $1,095,000) (Note 4)                                           10,950                  10,950
Common stock, $1 par value: 5,000,000 shares authorized;
    1,505,888 shares issued: 1,046,350 and 1,020,100 shares outstanding
    at June 30, 2004 and December 31, 2003, respectively  (Note 7)                      1,505,888               1,505,888
Paid-in capital                                                                        10,442,080              10,439,610
Unrealized appreciation of investments                                                  1,089,210               1,005,466
Accumulated deficit                                                                    (8,548,721)             (8,320,944)
                                                                                      -----------             -----------

                                                                                        4,499,407               4,640,970
Deduct: 459,538 and 485,788 shares of common stock held in treasury,
    at cost, at June 30, 2004 and December 31, 2003, respectively  (Note 4)            (2,577,457)             (2,616,832)
                                                                                      -----------             -----------

    Net assets (See Note 9 for per share information)                                   1,921,950               2,024,138
                                                                                      -----------             -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $3,092,669              $3,258,032
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

                          FRANKLIN CAPITAL CORPORATION
================================================================================

 Statements of Operations
(unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                     Six Months Ended
                                                                           June 30,                              June 30,
                                                                     2004            2003                 2004             2003
----------------------------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME
    Interest and dividend income                                        $50             $80                 $215             $758
    Management fees                                                       0          45,000                    0           90,000
                                                                  ---------       ---------            ---------        ---------

                                                                         50          45,080                  215           90,758
                                                                  ---------       ---------            ---------        ---------

EXPENSES
    Salaries and employee benefits                                  127,936         135,629              256,837          311,194
    Professional fees                                               184,122          72,605              241,122          102,605
    Rent                                                             18,879          26,079               36,954           35,251
    Insurance                                                        17,037          17,910               34,075           35,323
    Directors' fees                                                   2,000           2,001                4,000            4,002
    Taxes other than income taxes                                     6,037           9,358               18,801           25,327
    Depreciation and amortization                                         -           4,243                    0            8,487
    Interest expense                                                  9,002           8,850               17,928           17,700
    General and administrative                                       32,684          46,331               80,828          102,522
                                                                  ---------       ---------            ---------        ---------

                                                                    397,697         323,006              690,545          642,411
                                                                  ---------       ---------            ---------        ---------

Net investment loss from operations                                (397,647)       (277,926)            (690,330)        (551,653)

Net realized gain on portfolio of investments:
     Investment securities:
          Affiliated                                                300,000               -              358,804                -
          Unaffiliated                                                    -               -               (9,326)               -
          Other realized gain (Note 6)                              151,400               -              151,400                -
                                                                  ---------       ---------            ---------        ---------

Net realized gain on portfolio of investments                       451,400               -              500,878                -
                                                                  ---------       ---------            ---------        ---------

Net realized gain (loss)                                             53,753        (277,926)            (189,452)        (551,653)

(Decrease) increase in unrealized appreciation of investments
     Investment securities:
          Affiliated                                                135,548        (524,599)              76,744         (477,055)
          Unaffiliated                                                    -               -                7,000                -
          Other decrease in unrealized appreciation (Note 6)       (154,563)              -                    -                -
                                                                  ---------       ---------            ---------        ---------

(Decrease) increase in unrealized appreciation of investments       (19,015)       (524,599)              83,744         (477,055)
                                                                  ---------       ---------            ---------        ---------

Net increase (decrease) in net assets from operations                34,738        (802,525)            (105,708)      (1,028,708)

Preferred dividends                                                  19,161          19,163               38,325           38,327
                                                                  ---------       ---------            ---------        ---------

Net increase (decrease) in net assets attributable to
   common stockholders                                              $15,577       ($821,688)           ($144,033)     ($1,067,035)
                                                                  =========       =========            =========      ===========
Basic and diluted net increase (decrease) in net
assets per common share (Note 8)                                      $0.02          ($0.79)              ($0.14)          ($1.02)
                                                                      =====          =======              =======          =======

----------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Statements of Cash Flows
(unaudited)

-------------------------------------------------------------------------------------------------------------------------

For the Six Months Ended June 30,                                                     2004                       2003
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net decrease in net assets from operations                                        ($105,708)               ($1,028,708)
  Adjustments to reconcile net (decrease) in net assets from operations to net cash used in operating activities:
      Depreciation and amortization                                                         -                      8,487
      (Increase) decrease in unrealized appreciation of investments                   (83,744)                   477,055
      Net realized gain on portfolio of investments                                  (500,878)                         -
      Changes in operating assets and liabilities:
        Decrease in other assets                                                       25,926                     10,093
        (Decrease) increase in accounts payable and accrued liabilities               (52,135)                   132,975
                                                                                   ----------                 ----------

          Total adjustments                                                          (610,831)                   628,610
                                                                                   ----------                 ----------

          Net cash used in operating activities                                      (716,539)                  (400,098)
                                                                                   ----------                 ----------

Cash flows from investing activities:
  Proceeds from sale of marketable investment securities                              171,972                      8,426
  Purchase of majority-owned affiliates                                                     -                    (87,444)
  Proceeds from sale of majority-owned affiliate                                      617,608                     87,444
  Purchases of marketable investment securities                                       (15,248)                         -
                                                                                   ----------                 ----------

          Net cash provided by investing activities                                   774,332                      8,426
                                                                                   ----------                 ----------

Cash flows from financing activities:
  Payment of preferred dividends                                                      (38,325)                   (38,327)
  Decrease in note payable                                                            (11,040)                    (7,110)
  Cash proceeds related to 16B filing.                                                  2,470                          -
  Issuance of treasury stock for exercise of director options                          39,375                          -
  Purchases of treasury stock                                                              -                     (13,561)
                                                                                   ----------                 ----------

          Net cash used in financing activities                                        (7,520)                   (58,998)
                                                                                   ----------                 ----------

Net increase (decrease) in cash and cash equivalents                                   50,273                   (450,670)

Cash and cash equivalents at beginning of period                                      224,225                    562,191
                                                                                   ----------                 ----------

Cash and cash equivalents at end of period                                           $274,498                   $111,521
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

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Statements of Changes in Net Assets
(unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended                 Six Months Ended
                                                                                June 30,                           June 30,
                                                                          2004            2003               2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net assets from operations:
   Net investment loss                                                  ($397,647)     ($277,926)         ($690,330)     ($551,653)
   Net realized gain on portfolio of investments,                         451,400              -            500,878              -
   (Decrease) increase in unrealized appreciation of investments          (19,015)      (524,599)            83,744       (477,055)
                                                                       ----------     ----------         ----------     ----------

       Net increase (decrease) in net assets from operations               34,738       (802,525)          (105,708)    (1,028,708)

Capital stock transactions:
   Payment of dividends on preferred stock                                (19,161)       (19,163)           (38,325)       (38,327)
   Cash proceeds related to 16B filing.                                     2,470              -              2,470              -
   Issuance of stock from treasury for exercise of director options        39,375              -             39,375              -
   Purchase of treasury stock                                                   -         (3,556)                 -        (13,561)
                                                                       ----------     ----------         ----------     ----------

       Total increase (decrease) in net assets                             57,422       (825,244)          (102,188)    (1,080,596)
                                                                       ----------     ----------         ----------     ----------

Net assets at beginning of period                                       1,864,528      3,012,188          2,024,138      3,267,540
                                                                       ----------     ----------         ----------     ----------

Net assets at end of period                                            $1,921,950     $2,186,944         $1,921,950     $2,186,944
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

                          FRANKLIN CAPITAL CORPORATION
================================================================================

Portfolio of Investments

------------------------------------------------------------------------------------------------------------------------------------

Marketable Investment Securities
                                                                                                                            Market
                                                                                            Number of                        Value
June 30, 2004 (2)                                                                            Shares        Cost(1)         (Note 2)
------------------------------------------------------------------------------------------------------------------------------------
Certificate of Deposit - 0.7%, due 08/02/2004                                                              $26,249          $26,249
                                                                                                          --------         --------

     Total Marketable Investment Securities
        (0.9% of total investments and 0.8% of net assets)                                                 $26,249          $26,249
                                                                                                          --------         --------

------------------------------------------------------------------------------------------------------------------------------------
Investments, at Fair Value
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         Directors'
                                                                                Equity      Number of                    Valuation
June 30, 2004(2)                                            Investment         Interest      Shares         Cost(1)       (Note 2)
------------------------------------------------------------------------------------------------------------------------------------

Majority Owned Affiliate

Excelsior Radio Networks, Inc.                             Common stock         26.00%       650,000      $650,000       $1,625,000
Excelsior Radio Networks, Inc.                               Warrants            1.20%        87,111             -          114,210
                                                                                            --------     ---------      -----------
Total Excelsior Radio Networks, Inc.
   (58.8% of total investments and 84.5% of net assets)                         10.20%       737,111       650,000        1,739,210
     (Radio production and advertising sales)                              (fully diluted)

Other Investments

Alacra Corporation (36.2% of total investments and          Convertible
   52.0% of net assets)                                   Preferred Stock        1.68%       321,543     1,000,000        1,000,000
   (Internet-based information provider)                                                               -----------      -----------

     Investments, at Fair Value                                                                         $1,650,000        2,739,210
                                                                                                       -----------      -----------

------------------------------------------------------------------------------------------------------------------------------------

   (1) Book cost equals tax cost for all investments
   (2) Total investments refers to investments and marketable investment securities.

   The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2004


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

The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $900,000 at June 30, 2004. (Working capital is defined as total liabilities less liquid assets.) This condition raises substantial doubt about the Corporation's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

On June 23, 2004, the Corporation entered into a Letter of Understanding (the "LOU") with Ault Glazer & Company Investment Management LLC ("Ault Glazer"). This LOU sets forth the understandings and agreements of the Corporation and Ault Glazer with respect to the initial steps in the execution of a strategic restructuring and recapitalization plan for the Corporation (the "Restructuring Plan"). Pursuant to the terms of the LOU, on July 30, 2004, the Company filed with the SEC a preliminary proxy statement soliciting the approval by the Corporation's stockholders of a number of proposals relating to the Restructuring Plan. As described more fully in the Corporation's preliminary proxy statement, certain of these proposals are intended to allow the Corporation to attempt to raise additional capital. Even if the Corporation's stockholders approve these proposals, however, there can be no assurance that the Corporation will be able to raise additional capital.

In connection with the Restructuring Plan, Franklin also entered into a Termination Agreement and Release (the "Termination Agreement") with Stephen Brown, Franklin's Chairman and Chief Executive Officer, that contains the terms of Mr. Brown's prospective resignation as an officer and director of Franklin. Please see Note 5 for additional information regarding the Termination Agreement.

Please refer to the preliminary proxy statement filed with the Securities and Exchange Commission on July 30, 2004 for additional descriptions of, and information relating to, the LOU, the Restructuring Plan, the Termination Agreement and the proposals to be voted on by the Corporation's stockholders.

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

The Corporation paid no interest or income taxes during the six months ended June 30, 2004 and 2003.

At June 30, 2004 and 2003, the Corporation held cash and cash equivalents primarily in money market funds at one commercial banking institution.

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

3.  INCOME TAXES

For the six months ended June 30, 2004, and 2003, Franklin's tax (provision) benefit was based on the following:

                                                          2004                     2003
                                                     -------------            --------------
Net investment loss from operations                    $ (690,330)              $  (551,653)
Net realized gain on portfolio of investments             500,878                         -
Increase in unrealized appreciation                        83,744                  (477,055)
                                                     -------------            --------------
     Pre-tax book loss                                 $ (105,708)              $(1,028,708)
                                                     =============            ==============


                                                          2004                     2003
                                                     -------------            --------------

Federal tax benefit at 34% on $(105,708) and
  $(1,028,708), respectively                           $   36,000               $   350,000
Other                                                      30,000                    17,000
Change in valuation allowance                             (66,000)                 (367,000)
                                                     -------------            --------------
                                                       $        -               $         -
                                                     =============            ==============

Deferred income tax benefit reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

At June 30, 2004 and December 31, 2003, significant deferred tax assets and liabilities consist of:

                                                                              Asset (Liability)
                                                                    -------------------------------------
                                                                       June 30,             December 31,
                                                                         2004                   2003
                                                                    --------------         --------------
Deferred Federal and state benefit from net operating
  loss carryforward                                                  $  2,686,000           $  2,605,000
Deferred Federal and state provision benefit on unrealized
  appreciation of investments                                            (392,000)              (377,000)
Valuation allowance                                                    (2,294,000)            (2,228,000)
                                                                    --------------         --------------
  Deferred taxes                                                     $          -           $          -
                                                                    ==============         ==============

At December 31, 2003, Franklin had net operating loss carryforwards for income tax purposes of approximately $7,236,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $2,605,000.

4.  STOCKHOLDERS' EQUITY

The accumulated deficit at June 30, 2004, consists of accumulated net realized gains of $5,987,000 and accumulated investment losses of $14,535,000.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 575,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Corporation and its stockholders. As of June 30, 2004 and December 31, 2003, the Corporation has purchased 536,950 shares of its common stock of which 459,538 shares remain in treasury.

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


Rent expense for the six months ended June 30, 2004 and 2003, was approximately $37,000 and $35,000, respectively. For the six months ended June 30, 2004, and 2003, the Corporation collected rents of $18,000 from one subtenant under a month-to-month lease, for a portion of its existing office space that is reflected as a reduction in rent expense for that period.

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

As a result of the acquisition by Ault Glazer of more than 30% of the outstanding shares of the common stock of Franklin without the prior approval of the Board, Mr. Stephen L. Brown, Chairman and Chief Executive Officer of Franklin became entitled, if his employment with Franklin were to terminate within one year thereafter, to receive certain severance payments under the terms of his employment agreement and severance compensation agreement with Franklin. In connection with the Restructuring Plan, Franklin entered into the Termination Agreement, which replaces Mr. Brown's employment agreement and severance compensation agreement and provides Mr. Brown with the same rights to severance payments as were provided under the terms of the employment agreement and severance compensation agreement. Pursuant to the Termination Agreement, the amount of severance Mr. Brown would be eligible to receive is $1,093,750. This amount has not been recorded as a liability on the books and records of the Corporation as of June 30, 2004.

6. MARKETABLE INVESTMENT SECURITIES AND INVESTMENTS AT FAIR VALUE

Franklin valued its position in Excelsior Radio Networks, Inc. ("Excelsior") at $2.50 per common share based on the sale of 200,000 common shares to Quince Associates, L.P. ("Quince"), an affiliate of Sunshine, on June 30, 2004 and the subsequent agreement entered into on July 5, 2004 whereby Franklin would sell its remaining position in Excelsior to Quince. (See Note 11)

Franklin issued a $1,000,000 note as part of the purchase price of Excelsior. This note was due February 28, 2002 with interest at 3.54% but has a right of set-off against certain representations and warranties made by Winstar Radio Networks, Inc. The due date of the note has been extended indefinitely until the action described in Note 5 is settled.

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


On October 1, 2002, Franklin received 74,232 warrants to acquire shares of Excelsior common stock at an exercise price of $1.20 per share for arranging a refinancing of Excelsior debt.

During the six months ended June 30, 2003, Franklin earned $90,000 in management fees and was reimbursed $72,000 for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses on Franklin under a management services agreement between Franklin and Excelsior. The agreement expired December 31, 2003.

Franklin along with Sunshine initially purchased Excelsior on August 28, 2001. On October 3, 2002, Franklin sold 773,196 common shares for $1.94 per share for $1,500,000 realizing a gain of $726,804. On January 31, 2003, Franklin purchased and subsequently on May 29, 2003, Franklin cancelled the purchase, 33,750 common shares for $1.625 per share and 65,199 warrants to acquire shares of Excelsior common stock at an exercise price of $1.125 per share for $0.50 per warrant. On August 12, 2003, Franklin sold 193,000 common shares for $1.30 per share for $250,900 realizing a gain of $57,900. Franklin has stock appreciation rights on these common shares as follows, a) in the event that Excelsior is sold on or before August 8, 2004 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed total proceeds to Franklin of $1.94 per share, and
b) in the event that Excelsior is sold on or before August 8, 2005 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.625 per share. On October 8, 2003, Franklin sold to Sunshine 375,000 shares of the common stock of Excelsior for an aggregate purchase price of $750,000, realizing a gain of $375,000, pursuant to a stock purchase agreement between Sunshine and Franklin. On March 19, 2004, Franklin sold to Sunshine 58,804 shares of the common stock of Excelsior for an aggregate purchase price of $117,608, realizing a gain of $58,804, pursuant to a stock purchase agreement between Sunshine and Franklin. On June 30, 2004, Franklin sold to Quince 200,000 shares of the common stock of Excelsior for an aggregate purchase price of $500,000, realizing a gain of $300,000, pursuant to a stock purchase agreement between Quince and Franklin. Franklin has stock appreciation rights on the common shares sold on October 8, 2003 and March 19, 2004, such that if Excelsior is sold and the purchaser of the common shares from Franklin receives more than $3.50 per share, Franklin is entitled to receive 80% of the value greater than $3.50 per share. Franklin has stock appreciation rights on the common shares sold on June 30, 2004 such that in the event of net proceeds from a liquidation of Excelsior exceed $3.00 (or an amount equal to $3.00 plus $0.50 multiplied by the number of years, up to 5 years elapsed since June 30,
2004), Franklin will be entitled to receive 80% of the value greater than $3.00 (or such other applicable amount) per share.

After giving effect to the purchase of the common stock on June 30, 2004, Sunshine owns 74% and the Corporation owns 26% of the issued and outstanding common stock, and voting power, of Excelsior. On a fully diluted basis, after giving effect to the exercise of the outstanding warrants and the conversion of Sunshine's outstanding preferred stock of Excelsior into common stock, the Corporation owns approximately 10% of Excelsior.

On July 5, 2004 Franklin entered into an agreement with Quince to sell its remaining interest in Excelsior. Please see Note 11 for additional information on the terms of this agreement.

In 2001, Franklin maintained group life and dental insurance with Principal Financial Group ("PFG"). Upon the demutualization of PFG in October 2001, Franklin received 4,338 common shares of PFG. However, Franklin did not receive any notification for the receipt of such shares. In 2004 Franklin became aware of its ownership of PFG common shares, and recorded the fair value of such shares within marketable investments. On April 23, 2004, Franklin sold the common shares of PFG for $151,400, which was recorded as other realized gains in the accompanying statement of operations.

7.         STOCK OPTION PLANS

On September 9, 1997, Franklin's stockholders approved two Stock Option Plans: a Stock Incentive Plan ("SIP") to be offered to the Corporation's consultants, officers and employees (including any officer or employee who is also a director

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

The following is a summary of the status of the Stock Option Plans during the six months ended:

                                                              June 30, 2004                 June 30, 2003
                                                              -------------                 -------------
                                                                        Weighted                       Weighted
                                                                         Average                        Average
                                                          Shares     Exercise Price     Shares       Exercise Price
                                                          ------     --------------     ------       --------------
Outstanding at beginning of year                          20,625         $11.39         20,625           $11.39
Granted                                                   26,250         $ 1.50            -                -
Exercised                                                 26,250         $ 1.50            -                -
Forfeited                                                    -              -              -                -
Expired                                                      -              -              -                -
                                                         --------                      --------
Outstanding at end of period                              20,625         $11.39         20,625           $11.39
                                                          ======                        ======
Exercisable at end of period                              20,625         $11.39         20,625           $11.39
                                                          ======                        ======
Weighted average fair value of options granted
                                                           $1.50                           -


The options issued under the SIP have a remaining contractual life of 4.5 years. The options issued under the SOP have a remaining contractual life of 6.5 years.

8.         NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                                   Three Months ended                    Six Months ended
                                                                        June 30,                             June 30,
                                                             --------------------------------------------------------------------
                                                                 2004             2003                2004             2003
                                                             --------------------------------------------------------------------
Numerator:
           Net increase (decrease) in net
              assets from operations                           $34,738         $(802,525)          $(105,708)      $(1,028,708)
           Preferred stock dividends                           (19,161)          (19,163)            (38,325)          (38,327)
                                                              ---------       -----------         -----------     -------------
           Numerator for basic and diluted earnings per
              share - net increase (decrease) in net assets
              attributable to common stockholders              $15,577         $(821,688)          $(144,033)      $(1,067,035)
                                                              =========       ===========         ===========     =============

Denominator:
           Denominator for basic increase
             (decrease) in net assets from
             operations - weighted - average shares          1,027,888         1,040,931           1,024,016         1,043,360

Basic and diluted net increase (decrease) in net
           assets from operations per share                      $0.02            $(0.79)             $(0.14)           $(1.02)
                                                                 =====            =======             =======           =======

FRANKLIN CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Common shares which would be issued upon conversion of the Corporation's preferred stock or exercise of options have been excluded from the dilutive per share computation as they are antidilutive (see Notes 4 and 7):

                                                      Period ended June 30,
                                                   ---------------------------
                                                       2004            2003
                                                   ---------------------------

Preferred stock convertible into common stock         82,125          82,125
Stock options                                         20,625          20,625


9. NET ASSET VALUE PER SHARE

The following table sets forth the computation of net asset value per common share attributable to common stockholders:

                                                                                     June 30,               December 31,
                                                                                       2004                     2003
                                                                                 ----------------------------------------
Numerator:
           Numerator for net asset value per
             common share, as if converted basis                                   $1,921,950                $2,024,138
           Liquidation value of convertible preferred stock                        (1,095,000)               (1,095,000)
                                                                                  ------------              ------------
           Numerator for net asset value per share
             attributable to common stockholders                                   $  826,950                $  929,138
                                                                                  ============              ============

Denominator:
           Number of common shares outstanding,
             denominator for net asset value per share
             attributable to common stockholders                                    1,046,350                 1,020,100
           Number of shares of common stock to be
             issued upon conversion of preferred stock                                 82,125                    82,125
                                                                                  ------------              ------------
           Denominator for net asset value per common
             share as if converted basis                                            1,128,475                 1,102,225
                                                                                  ============              ============

           Net asset value per share attributable to common stockholders                $0.79                     $0.91
                                                                                        =====                     =====

           Net asset value per common share, as if converted basis                      $1.70                     $1.84
                                                                                        =====                     =====

10.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, excluding short-term investments, aggregated $15,248 and $789,580, respectively, for the six months ended June 30, 2004; $87,444 and $87,444, respectively, for the six months ended June 30, 2003.

11. SUBSEQUENT EVENT

On July 5, 2004, Franklin entered into an agreement to sell Franklin's remaining interest in Excelsior to Quince. The transactions contemplated by this agreement are subject to Franklin shareholder approval. Should the shareholders approve the sale, Franklin would sell 650,000 shares of Excelsior common stock for $2.50 per share, warrants exercisable for 74,232 shares of Excelsior common stock at an exercise price of $1.20 per share for $1.30 per warrant, and warrants exercisable for 12,789 shares of Excelsior common stock at an exercise price of $1.125 per share for $1.375 per warrant. Franklin may receive additional proceeds based on certain contingencies. Please refer to Franklin's preliminary proxy statement filed with the SEC on July 30, 2004 for additional information related to this proposed sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following "Overview" section is a brief summary of the significant issues addressed in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). Investors should read the relevant sections of the MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with Item 1. Financial Statements appearing elsewhere in this Form 10-Q.

OVERVIEW

           During the six months ended June 30, 2004, the Corporation realized approximately $359,000 in gains on its sale of Excelsior common stock and approximately $142,000 in gains on its sale of marketable securities. The Corporation continues to rely on the increase in the value of its investments and the ability to sell them in order to fund its ongoing operations.

           On June 23, 2004, the Corporation entered into a letter of understanding (the "LOU") with Ault Glazer & Company Investment Management LLC ("Ault Glazer"), which indirectly beneficially owns or controls a significant percentage of the Corporation's voting stock. The LOU sets forth the understandings and agreements of the Corporation and Ault Glazer with respect to the initial steps in the execution of a strategic restructuring and recapitalization plan for the Corporation (the "Restructuring Plan"). In connection with the LOU, on June 23, 2004, the Corporation increased the size of the Board of Directors and appointed Milton "Todd" Ault, III to fill the resulting vacancy on the Board of Directors. Likewise, the Corporation agreed to take all necessary actions, including the preparation and mailing of all necessary preliminary and definitive proxy statements, to call and hold a special meeting of the Corporation's stockholders (the "Special Meeting") for the purpose of approving certain proposals (as described below) relating to the Restructuring Plan. The LOU also outlines certain parameters for the operation of the Corporation's business prior to the Special Meeting and subsequent steps for the Restructuring Plan that both the Corporation and Ault Glazer have agreed to use commercially reasonable efforts to take following the Special Meeting.

           The proposals that the Corporation's stockholders will be asked to approve at the special meeting include each of the following:

           o The election of four directors to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified (two of whom are to be elected by the holders of the Corporation's Common Stock, voting together as a single class, and two of whom are to be elected by the holders of Preferred Stock, voting as a separate class)

           o The approval of the amendment and restatement of the Corporation's certificate of incorporation to: (i) increase the authorized number of shares of Common Stock from 5,000,000 shares to 50,000,000 shares; (ii) increase the authorized number of shares of Preferred Stock from 5,000,000 shares to 10,000,000 shares; (iii) provide for the exculpation of director liability to the fullest extent permitted by law; and (iv) provide for the classification of the Corporation's Board of Directors into three classes of directors;

           o The approval of the sale by the Corporation to Quince of all of the shares of common stock, and warrants to purchase shares of common stock, of Excelsior beneficially owned by the Corporation;

           o The approval of the issuance of an aggregate of up to 5,000,000 shares of the Corporation's Common Stock, and warrants to purchase an aggregate of up to 1,500,000 additional shares of the Corporation's Common Stock upon terms that are approved by a majority of the Board of Directors consistent with its fiduciary duties and consistent with prevailing market terms (which may require a discount from the then-current market price of the Common Stock) for such issuances at the time of such issuances;

           o The approval of the sale of equity securities of the Corporation to certain "interested stockholders" (as such term is defined in Section 203 of the Delaware General Corporation Law (the "DGCL")) on terms that are approved by a majority of the Board of Directors consistent with its fiduciary duties and consistent with prevailing market terms for such issuances at the time of such issuances

           Each of the above proposals, and any action by the Corporation in pursuit of any transactions described in such proposals, is subject to the approval by the Corporation's stockholders at the Special Meeting.

           As a result of the acquisition by Ault Glazer of more than 30% of the outstanding shares of the common stock of Franklin without the prior approval of the Board, Mr. Stephen L. Brown, Chairman and Chief Executive Officer of Franklin became entitled, if his employment with Franklin were to terminate within one year thereafter, to receive certain severance payments under the terms of his employment agreement and severance compensation agreement with Franklin. In connection with the Restructuring Plan, Franklin also entered into a Termination Agreement and Release (the "Termination Agreement") with Mr. Brown which contains the terms of Mr. Brown's prospective resignation from Franklin and replaces Mr. Brown's employment agreement and severance compensation agreement. The Termination Agreement provides that, upon the election of the new slate of members of the Board of Directors and the approval of Franklin's sale of Excelsior common stock and warrants to purchase Excelsior common stock to Quince at the Special Meeting, Mr. Brown will resign as an officer and director of Franklin. Pursuant to the Termination Agreement, the amount of severance Mr. Brown would be eligible to receive is $1,093,750. This amount has not been recorded as a liability on the books and records of the Corporation as of June 30, 2004.

           Please refer to the preliminary proxy statement filed with the SEC on July 30, 2004 for additional descriptions of, and information relating to, the LOU, the Restructuring Plan, the Termination Agreement and the proposals to be voted on by the Corporation's stockholders.

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

           Security investments which are publicly traded on a national exchange or Nasdaq Stock Market are stated at the last reported sales price on the day of valuation or, if no sale was reported on that date, then the securities are stated at the last quoted bid price. The Board of Directors may determine, if appropriate, to discount the value where there is an impediment to the marketability of the securities held.

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

FINANCIAL CONDITION

           The Corporation's total assets and net assets were, respectively, $3,092,669 and $1,921,950 at June 30, 2004, versus $3,258,032 and $2,024,138 at
December 31, 2003. Net asset value per share attributable to common shareholders and on an as if converted basis was $0.79 and $1.70, respectively at June 30, 2004, versus $0.91 and $1.84 at December 31, 2003.

           The Corporation's financial condition is dependent on the success of its investments. A summary of the Corporation's investment portfolio is as follows:

                                       JUNE 30, 2004      DECEMBER 31, 2003
                                       -------------      -----------------

Investments, at cost                    $1,676,249           $1,949,703
Unrealized appreciation                  1,089,210            1,005,466
                                        ----------           ----------
Investments, at fair value              $2,765,459           $2,955,169
                                        ==========           ==========

           The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $900,000 at June 30, 2004. This condition raises substantial doubt about the Corporation's ability to continue as a going concern. There can be no assurance that the Corporation would be able to find a suitable merger partner, should it seek to do so, or be able to obtain alternative financing.

           Pursuant to the terms of the LOU, on July 30, 2004, the Company filed with the SEC a preliminary proxy statement soliciting the approval by the Corporation's stockholders of a number of proposals relating to the Restructuring Plan. As described more fully in the "Overview" section of this
Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Quarterly Report on Form 10-Q, and in the Corporation's preliminary proxy statement, certain of these proposals are intended to allow the Corporation to attempt to raise additional capital. Even if the Corporation's stockholders approve these proposals, however, there can be no assurance that the Corporation will be able to raise additional capital. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

INVESTMENTS

           The Corporation's financial condition is dependent on the success of its investments. The Corporation has invested a substantial portion of its assets in thinly capitalized companies including one development stage company that may lack management depth.

           Alacra Corporation

           At June 30, 2004, the Corporation had an investment in Alacra Corporation ("Alacra"), valued at $1,000,000, which represents 32.3% of the Corporation's total assets and 52.0% of its net assets. Alacra, based in New York, is a leading global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra's customers include more than 750 leading financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

           On April 20, 2000, the Corporation purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Franklin has the right to have the preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2005. In connection with this investment, Franklin was granted observer rights on Alacra board of directors meetings.

           Excelsior Radio Networks

           At June 30, 2004, the Corporation had an investment in Excelsior, formerly known as eCom Capital, Inc., valued at $1,739,210, which represents 52.5% of the Corporation's total assets and 84.5% of its net assets. This valuation represents the same value as the last sales price realized by the Corporation for the sale of 200,000 shares of Excelsior's common stock on June

30, 2004 as well as an agreement reached on July 5, 2004 to sell Franklin's remaining position in Excelsior. Excelsior produces and syndicates programs and services heard on more than 2,000 radio stations nationwide across most major formats. Through its Dial Communications Global Media sales subsidiary, Excelsior sells the advertising inventory radio stations provide, in exchange for the Excelsior content. The programming and content includes prep services as well as long form and short form programming. Additionally, Dial Communications Global Media has a number of independent producer clients, which range from talk and music programs to news and traffic services.

           On August 28, 2001, the Corporation purchased $2,500,000 worth of Excelsior Common Stock and issued a secured note for $150,000. In connection with this note, Franklin was granted warrants to acquire 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share. As of December 31, 2003, the secured note was paid back to Franklin. Franklin sold 250,000 common shares for $1.00 per share on December 4, 2001 for no gain or loss. On October 1, 2002, Franklin received 74,232 warrants to acquire shares of Excelsior common stock at an exercise price of $1.20 per share for arranging a financing of Excelsior. On October 3, 2002, Franklin sold 773,196 common shares for $1.94 per share for total proceeds of $1,500,000 realizing a gain of $726,804. On January 31, 2003, Franklin purchased and subsequently on May 29, 2003, Franklin cancelled the purchase, 33,750 common shares for $1.625 per share and 65,199 warrants to acquire shares of Excelsior common stock at an exercise price of $1.125 per share for $0.50 per warrant. On August 12, 2003, Franklin sold 193,000 common shares for $1.30 per share for total proceeds of $250,900 realizing a gain of $57,900. Franklin has stock appreciation rights on these common shares as follows, a) in the event that Excelsior is sold on or before August 8, 2004 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.94 per share, and b) in the event that the Excelsior is sold on or before August 8, 2005 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.625 per share. On October 8, 2003, Franklin sold to Sunshine 375,000 shares of the common stock of Excelsior for an aggregate purchase price of $750,000, realizing a gain of $375,000, pursuant to a stock purchase agreement between Sunshine and Franklin. On March 19, 2004, Franklin sold to Sunshine 58,804 shares of common stock of Excelsior for an aggregate purchase price of $117,608, realizing a gain of $58,804, pursuant to a stock purchase agreement between Sunshine and Franklin. Franklin has stock appreciation rights on the common shares sold on both October 8, 2003 and March 19, 2004, such that if Excelsior is sold and the purchaser of the common shares from Franklin receives more than $3.50 per share, Franklin is entitled to receive 80% of the value greater than $3.50 per share. On June 30, 2004, Franklin sold to Quince 200,000 shares of the common stock of Excelsior for an aggregate purchase price of $500,000, realizing a gain of $300,000, pursuant to a stock purchase agreement between Quince and Franklin. Franklin has stock appreciation rights on the common shares sold on June 30, 2004 such that in the event of net proceeds from a liquidation of Excelsior exceed $3.00 (or an amount equal to $3.00 plus $0.50 multiplied by the number of years, up to 5 years elapsed since June 30,
2004), Franklin will be entitled to receive 80% of the value greater than $3.00 (or such other applicable amount) per share.

           After giving effect to the purchase of the common stock on June 30, 2004, Sunshine owns 74% and the Corporation owns 26% of the issued and outstanding common stock, and voting power, of Excelsior. On a fully diluted basis, after giving effect to the exercise of the outstanding warrants and the conversion of Sunshine's outstanding preferred stock of Excelsior into common stock, the Corporation owns approximately 10% of Excelsior.

           On July 5, 2004, Franklin entered into an agreement to sell to Quince Franklin's remaining interest in Excelsior. The transactions contemplated by this agreement are subject to shareholder approval. Should the shareholders approve the sale, Franklin would sell 650,000 shares of Excelsior common stock for $2.50 per share, warrants exercisable for 74,232 shares of Excelsior common stock at an exercise price of $1.20 per share for $1.30 per warrant, and warrants exercisable for 12,789 shares of Excelsior common stock at an exercise price of $1.125 per share for $1.375 per warrant. Franklin may receive additional proceeds based on certain contingencies. Please refer to Franklin's preliminary proxy statement filed with the SEC on July 30, 2004 for additional information related to this proposed sale.

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

           The Corporation had investment income of $215 and $90,758 for the six months ended and $50 and $45,080 for the three months ended June 30, 2004 and 2003, respectively. The decrease in investment income for the six and three months ended June 30, 2004 when compared to June 30, 2003, was primarily the result of the management agreement with Excelsior expiring on December 31, 2003.

           Operating expenses were $690,545 and $642,411 for the six months ended and $397,697 and $323,006 for the three months ended June 30, 2004 and 2003, respectively. A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Included in compensation is a $40,000 bonus paid to an officer of the Corporation during 2003. Professional fees were $139,000 higher in 2004 due to costs incurred due to the LOU with Ault Glazer. The Corporation was reimbursed approximately $72,000 for salary and benefit expense for its chief financial officer under the terms of the management agreement with Excelsior for the six months ended June 30, 2003. This reimbursement has been recorded as a reduction in operating expenses.

           Net investment losses from operations were $690,330 and $551,653 for the six months and $397,647 and $277,926 for the three months ended June 30, 2004 and 2003, respectively.

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

NET REALIZED GAINS AND LOSSES ON PORTFOLIO OF INVESTMENTS:

           During the six months ended June 30, 2004 and 2003, the Corporation realized net gains before taxes of $500,878 and $0 respectively, primarily from the disposition of a portion of the Corporation's Excelsior holdings and the sale of common shares of Principal Financial Group ("PFG"). In 2001, Franklin maintained group life and dental insurance with PFG. Upon the demutualization of PFG in October 2001, Franklin received 4,338 common shares of PFG. However, Franklin did not receive any notification for the receipt of such shares. In 2004 Franklin became aware of its ownership of PFG common shares, and recorded the fair value of such shares within marketable investments.

UNREALIZED APPRECIATION OF INVESTMENTS:

           Unrealized appreciation of investments, increased by $83,744 during the six months ended June 30, 2004, primarily due an increase in the value of the Corporation's Excelsior holdings.

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

LIQUIDITY AND CAPITAL RESOURCES

           The accompanying financial statements have been prepared assuming that the Corporation will continue as a going concern. The Corporation has a working capital deficiency of approximately $900,000 at June 30, 2004. This condition raises substantial doubt about the Corporation's ability to continue as a going concern.

           Pursuant to the terms of the LOU, on July 30, 2004, the Company filed with the SEC a preliminary proxy statement soliciting the approval by the Corporation's stockholders of a number of proposals relating to the Restructuring Plan. As described more fully in the "Overview" section of this
Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Quarterly Report on Form 10-Q, and in the Corporation's preliminary proxy statement, certain of these proposals are intended to allow the Corporation to attempt to raise additional capital. Even if the Corporation's stockholders approve these proposals, however, there can be no assurance that the Corporation will be able to raise additional capital. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts of liabilities that may result from the outcome of this uncertainty.

           Cash and cash equivalents increased by $224,225 to $274,498 for the six months ended June 30, 2004, compared to a decrease of $450,670 for the six months ended June 30, 2003.

           Operating activities used $716,539 of cash for the six months ended June 30, 2004, compared to using $400,098 for the six months ended June 30, 2003.

           Operating activities for the six months ended June 30, 2004, exclusive of changes in operating assets and liabilities, used $690,330 of cash, as the Corporation's net decrease in net assets from operations of $105,708 included non-cash charges for unrealized losses of $83,744 and net realized gains of $500,878. For the six months ended June 30, 2003, operating activities, exclusive of changes in operating assets and liabilities, used $543,166 of cash, as the Corporation's net decrease in net assets from operations of $1,028,708 included non-cash charges for depreciation and amortization of $8,487 and unrealized losses of $477,055.

           Changes in operating assets and liabilities decreased cash $26,209 for the six months ended June 30, 2004, principally due to a decrease in the level of accounts payable and accrued expenses and a decrease in other assets. For the six months ended June 30, 2003, changes in operating assets and liabilities resulted in proceeds of $143,068 of cash.

             The principal factor in the $774,332 cash provided by investing activities for the six months ended June 30, 2004 was the sale of common shares of Excelsior and the sale of common shares of PFG. For the six months ended June 30, 2003, the $8,426 cash provided in investing activities was from the sale of marketable investment securities.

           Cash used in financing activities for the six months ended June 30, 2004 of $7,520 was for preferred dividends of $38,325 and payments against the note payable of $11,040 offset by $39,375 for the issuance of treasury stock for the exercise of director options as well as $2,470 of proceeds related to a 16B filing. Financing activities for the six months ended June 30, 2003 used $58,998 primarily from payment of preferred dividends of $38,327, the purchase of treasury stock of $13,561, as well as $7,110 of payments against the note payable.

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

           The Restructuring Plan provides for the resignation of Stephen Brown as Chairman and Chief Executive Officer of the Corporation pursuant to the Termination Agreement and the resignation of the current members of senior management and the Board of Directors, and calls for the election of new directors and officers of the Corporation. These new directors and officers have not previously been involved with the Corporation. Profitability of the Corporation would be dependent on this new management, as opposed to current management. As a result, there can be no assurance that the new senior management would operate the Corporation in a profitable manner.

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

           Pursuant to the terms of the LOU, on July 30, 2004, the Company filed with the SEC a preliminary proxy statement soliciting the approval by the Corporation's stockholders of a number of proposals relating to the Restructuring Plan. As described more fully in the "Overview" section of this
Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Quarterly Report on Form 10-Q, and in the Corporation's preliminary proxy statement, certain of these proposals are intended to allow the Corporation to attempt to raise additional capital. Even if the Corporation's stockholders approve these proposals, however, there can be no assurance that the Corporation will be able to raise additional capital. If funds are not raised, Franklin may not be able to continue its operations.

           RESTRUCTURING PLAN

           The Restructuring Plan would shift Franklin's investment strategy away from the radio and telecommunications industry and to refocus it on the medical products/health care solutions industry and the financial services industry. Specifically, the sale of Excelsior, if approved by Franklin's shareholders, would represent a shift of Franklin's investment strategy away from the radio and telecommunications industry and new management would refocus this strategy on the medical products/health care solutions industry and the financial services industry. Franklin has not invested in these industries in the past and therefore has not compiled a track record regarding the financial performance to be expected in connection with these new investments. There can be no assurance regarding the return on, or the recovery of, Franklin's investments in businesses in these industries, and whether such investments will be profitable.

           Moreover, there are a number of inherent risks for entities doing business in the medical produces/health care solutions industry, including a complex array of regulatory requirements. These risks could have a material adverse effect on the profitability of the businesses in which Franklin invests, which in turn could have a material adverse effect on the return on, or the recovery of, Franklin's investment in such businesses.

           The Restructuring Plan provides for the resignation of Stephen Brown as Chairman and Chief Executive Officer of the Corporation pursuant to the Termination Agreement and the resignation of the current members of senior management and the Board of Directors, and calls for the election of new directors and officers of the Corporation. These new directors and officers have not previously been involved with the Corporation. Profitability of the Corporation would be dependent on this new management, as opposed to current management. As a result, there can be no assurance that the new senior management would operate the Corporation in a profitable manner.

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

           VALUATION OF PORTFOLIO INVESTMENTS

           There is typically no public market of equity securities of the small private companies in which the Corporation invests. As a result, the valuation of the equity securities in the Corporation's portfolio is subject to the good faith determination of the Corporation's Board of Directors. In the absence of a readily ascertainable market value, the estimated value of the Corporation's portfolio of equity securities may differ significantly from the values that would be placed on the portfolio if a ready market for the equity securities existed. Any changes in estimated net asset value are recorded in the Corporation's statement of operations as "Change in unrealized appreciation on investments.

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

ITEM 4.    CONTROLS AND PROCEDURES

           The Corporation's management evaluated, with the participation of the Corporation's principal executive and principal financial officers, the effectiveness of the Corporation's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of June 30, 2004. Based on their evaluation, the Corporation's principal executive and principal financial officers concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2004.

           There has been no change in the Corporation's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporations fiscal quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

           Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES HOLDERS

           Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable

ITEM 5.    OTHER INFORMATION

           Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (A)  EXHIBITS

                Exhibit 31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

                Exhibit 31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

                Exhibit 32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

                Exhibit 32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

           (B)  REPORTS ON FORM 8-K.

                      1. The Corporation filed a Current Report on Form 8-K on April 1, 2004 announcing, under Item 5 that its Board of Directors had authorized the retention of a financial advisor to advise Franklin on various strategic, financial and business alternatives available to it to maximize shareholder value.

                      2. The Corporation filed a report on Form 8-K on May 25, 2004 announcing, under Item 5, that the Board of Directors had met with Ault Glazer and describing the substance of that meeting.

                      3. The Corporation furnished a report on Form 8-K on June 2, 2004 announcing, under Item 9, that the Board of Directors had responded to a letter received from Ault Glazer demanding that the Board of Directors and all officers of Franklin immediately resign.

                      4. The Corporation filed a report on Form 8-K on June 24, 2004 announcing, under Item 5, that the Board of Directors had entered into the LOU with Ault Glazer.


                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     FRANKLIN CAPITAL CORPORATION

Date: August 13, 2004                By: /s/ Stephen L. Brown
                                         -------------------------------------
                                         Stephen L. Brown
                                         Chairman and Chief Executive Officer


                                         /s/ Hiram M. Lazar
                                         -------------------------------------
                                         Hiram M. Lazar
                                         Chief Financial Officer

                                  EXHIBIT INDEX



EXHIBIT
NUMBER               DESCRIPTION

Exhibit 31.1 Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 31.2 Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act, as amended

Exhibit 32.1 Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 (furnished herewith)

Exhibit 32.2 Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350 (furnished herewith)