Form 10-Q
period 2004-09-30
FRANKLIN CAPITAL CORP
filed 2004-11-15
CIK 812301

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                          QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

                            FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2004

                         COMMISSION FILE NUMBER: 1-9727


                          FRANKLIN CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                                    DELAWARE
                            (State or Jurisdiction of
                         Incorporation or Organization)

                                   13-3419202

                                  (IRS Employer
                               Identification No.)

                       100 Wilshire Boulevard, Suite 1500
                         Santa Monica, California 90401
                    (Address of Principal Executive Offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 752-1416



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES |X|  NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

On November 11, 2004, there were 1,046,350 shares outstanding of the Registrant's common stock, $1.00 par value.

        -----------------------------------------------------------------
        -----------------------------------------------------------------

                          FRANKLIN CAPITAL CORPORATION

                                 FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
         Condensed Balance Sheets as of September 30, 2004 (unaudited) and
            December 31, 2003 .............................................................................      1
         Condensed Statements of Operations for the Three and Nine Months Ended September 30,
            2004 and 2003 (unaudited)......................................................................      2
         Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004 and
            2003 (unaudited)...............................................................................      3
         Condensed Statements of Changes in Net Assets for the Nine Months Ended September 30,
            2004 and 2003 (unaudited)......................................................................      4
         Condensed portfolio of Investments as of September 30, 2004 (unaudited)...........................      5
         Notes to Condensed Financial Statements...........................................................      6
     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations........................................................................................     12
     Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................................     24
     Item 4.  Controls and Procedures......................................................................     24

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings............................................................................     24
     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..................................     24
     Item 3.  Defaults Upon Senior Securities..............................................................     24
     Item 4.  Submission of Matters to a Vote of Security Holders..........................................     24
     Item 5.  Other Information............................................................................     24
     Item 6.  Exhibits.....................................................................................     25
     Signatures............................................................................................     26
     Exhibits..............................................................................................     27

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                          FRANKLIN CAPITAL CORPORATION

====================================================================================================================================


CONDENSED BALANCE SHEETS
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    (UNAUDITED)
                                                                                                   SEPTEMBER 30,        DECEMBER 31,
                                                                                                        2004                2003
------------------------------------------------------------------------------------------------------------------------------------
ASSETS

Marketable investment securities, at market value (cost:
  September 30, 2004  - $26,249; December 31, 2003 - $40,899)                                      $     26,249        $     33,899
Investments, at fair value (cost: September 30, 2004 - $1,550,000;
  December 31, 2003 - $1,908,804)
       Excelsior Radio Networks, Inc.                                                                 1,489,210           1,921,270
       Other investments                                                                              1,000,000           1,000,000
                                                                                                   ------------        ------------
                                                                                                      2,489,210           2,921,270
                                                                                                   ------------        ------------

Cash and cash equivalents                                                                               190,303             224,225
Other assets                                                                                             42,765              78,638
                                                                                                   ------------        ------------

TOTAL ASSETS                                                                                       $  2,748,527        $  3,258,032
                                                                                                   ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Note payable                                                                                       $    902,959        $    915,754
Accounts payable and accrued liabilities                                                              1,238,790             318,140
                                                                                                   ------------        ------------

TOTAL LIABILITIES                                                                                     2,141,749           1,233,894
                                                                                                   ------------        ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
  10,000,000 shares authorized; 10,950 issued and outstanding at September  30, 2004 and December 31, 2003
  (Liquidation preference $1,095,000)                                                                    10,950              10,950
Common stock, $1 par value: 50,000,000 shares authorized;
  1,505,888 shares issued: 1,046,350 and 1,020,100 shares outstanding
  at September 30, 2004 and December 31, 2003, respectively                                           1,505,888           1,505,888
Paid-in capital                                                                                      10,442,081          10,439,610
Unrealized appreciation of investments                                                                  939,210           1,005,466
Accumulated deficit                                                                                  (9,713,894)         (8,320,944)
                                                                                                   ------------        ------------

                                                                                                      3,184,235           4,640,970
Deduct: 459,538 and 485,788 shares of common stock held in treasury,
  at cost, at September 30, 2004 and December 31, 2003, respectively                                 (2,577,457)         (2,616,832)
                                                                                                   ------------        ------------

    Net assets                                                                                          606,778           2,024,138
                                                                                                   ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                         $  2,748,527        $  3,258,032
                                                                                                   ============        ============

------------------------------------------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these condensed financial statements.

                          FRANKLIN CAPITAL CORPORATION

====================================================================================================================================

CONDENSED STATEMENTS OF OPERATIONS                                      **               **             **             **
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                 SEPTEMBER 30,
                                                                             2004            2003          2004            2003
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME

    Interest and dividend income                                          $       155    $        90    $       369    $       848
    Management fees                                                                --         45,000             --        135,000
                                                                          -----------    -----------    -----------    -----------

                                                                                  155         45,090            369        135,848
                                                                          -----------    -----------    -----------    -----------

EXPENSES

    Salaries and employee benefits                                            128,871        111,660        385,708        422,854
    Officer's severance                                                       483,000             --        483,000             --
    Professional fees                                                         579,200         30,000        820,322        132,605
    Rent                                                                       18,653         18,404         55,607         53,655
    Insurance                                                                  17,038         16,714         51,113         52,037
    Directors' fees                                                             2,000          2,001          6,000          6,003
    Taxes other than income taxes                                               5,972          6,196         24,772         31,523
    Depreciation and amortization                                                  --          4,242             --         12,729
    Interest expense                                                            8,850         12,600         26,778         30,300
    Expenses related to cancelled merger                                           --         73,500             --         73,500
    General and administrative                                                 52,581         41,456        133,409        143,978
                                                                          -----------    -----------    -----------    -----------

                                                                            1,296,165        316,773      1,986,709        959,184
                                                                          -----------    -----------    -----------    -----------

Net investment loss from operations                                        (1,296,010)      (271,683)    (1,986,340)      (823,336)

Net realized gain on portfolio of investments:
    Investment securities:
        Affiliated                                                            150,000         57,900        508,804         57,900
        Unaffiliated                                                               --         (2,017)        (9,326)        (2,017)
        Other realized gain                                                        --             --        151,400             --
                                                                          -----------    -----------    -----------    -----------

Net realized gain on portfolio of investments                                 150,000         55,883        650,878         55,883
                                                                          -----------    -----------    -----------    -----------

Net realized loss                                                          (1,146,010)      (215,800)    (1,335,462)      (767,453)

Increase (decrease) in unrealized appreciation of investments:
    Investment securities:
        Affiliated                                                           (150,000)       383,450        (73,256)       (93,605)
        Unaffiliated                                                               --         (3,475)         7,000         (3,475)
                                                                          -----------    -----------    -----------    -----------

Increase (decrease) in unrealized appreciation of investments                (150,000)       379,975        (66,256)       (97,080)
                                                                          -----------    -----------    -----------    -----------

Net increase (decrease) in net assets from operations                      (1,296,010)       164,175     (1,401,718)      (864,533)

Preferred dividends                                                            19,162         19,162         57,488         57,489
                                                                          -----------    -----------    -----------    -----------

Net increase (decrease) in net assets attributable to
    common stockholders                                                   $(1,315,172)   $   145,013    $(1,459,206)   $  (922,022)
                                                                          ===========    ===========    ===========    ===========

Basic and diluted net increase (decrease) in net
assets per common share                                                   $     (1.26)   $      0.14    $     (1.41)   $     (0.88)
                                                                          ===========    ===========    ===========    ===========
------------------------------------------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these condensed financial statements.

                          FRANKLIN CAPITAL CORPORATION

====================================================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                                                2004                 2003
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net decrease in net assets from operations                                                       $ (1,401,718)       $   (864,533)
  Adjustments to reconcile net decrease in net assets from
    operations to net cash used in operating activities:
      Depreciation and amortization                                                                          --              12,729
      Decrease in unrealized appreciation of investments                                                 66,256              97,080
      Net realized gain on portfolio of investments                                                    (650,878)            (55,883)
      Changes in operating assets and liabilities:
         (Increase) decrease  in other assets                                                            35,873             (20,705)
         Increase in accounts payable and accrued liabilities                                           920,650             134,707
                                                                                                   ------------        ------------

          Net cash used in operating activities                                                      (1,029,817)           (696,605)
                                                                                                   ------------        ------------

Cash flows from investing activities:

  Proceeds from sale of marketable investment securities                                                171,972              28,924
  Proceeds from sale of majority-owned affiliate                                                        867,608             250,900
  Purchases of marketable investment securities                                                         (15,248)            (37,166)
                                                                                                   ------------        ------------

          Net cash provided by investing activities                                                   1,024,332             242,658
                                                                                                   ------------        ------------

Cash flows from financing activities:

  Payment of preferred dividends                                                                        (57,488)            (57,489)
  Decrease in note payable                                                                              (12,795)            (11,208)
  Cash proceeds related to 16B filing                                                                     2,471                  --
  Issuance of treasury stock for exercise of director options                                            39,375                  --
  Purchases of treasury stock                                                                                --             (13,561)
                                                                                                   ------------        ------------

          Net cash used in financing activities                                                         (28,437)            (82,258)
                                                                                                   ------------        ------------

Net decrease in cash and cash equivalents                                                               (33,922)           (536,205)

Cash and cash equivalents at beginning of period                                                        224,225             562,191
                                                                                                   ------------        ------------

Cash and cash equivalents at end of period                                                         $    190,303        $     25,986
                                                                                                   ============        ============

------------------------------------------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these condensed financial statements.

                          FRANKLIN CAPITAL CORPORATION

====================================================================================================================================

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                                              2004            2003          2004           2003
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net assets from operations:

   Net investment loss                                                    $(1,296,010)   $  (271,683)   $(1,986,340)   $  (823,336)
   Net realized gain on portfolio of investments                              150,000         55,883        650,878         55,883
   Increase (decrease) in unrealized appreciation of investments             (150,000)       379,975        (66,256)       (97,080)
                                                                          -----------    -----------    -----------    -----------

       Net increase (decrease) in net assets from operations               (1,296,010)       164,175     (1,401,718)      (864,533)

Capital stock transactions:

   Payment of dividends on preferred stock                                    (19,162)       (19,162)       (57,488)       (57,489)
   Cash proceeds related to 16B filing                                             --             --          2,471             --
   Issuance of stock from treasury for exercise of director options                --             --         39,375             --
   Purchase of treasury stock                                                      --             --             --        (13,561)
                                                                          -----------    -----------    -----------    -----------

       Total increase (decrease) in net assets                             (1,315,172)       145,013     (1,417,360)      (935,583)
                                                                          -----------    -----------    -----------    -----------

Net assets at beginning of period                                           1,921,950      2,186,944      2,024,138      3,267,540
                                                                          -----------    -----------    -----------    -----------

Net assets at end of period                                               $   606,778    $ 2,331,957    $   606,778    $ 2,331,957
                                                                          ===========    ===========    ===========    ===========

------------------------------------------------------------------------------------------------------------------------------------

          The accompanying notes are an integral part of these condensed financial statements.

                          FRANKLIN CAPITAL CORPORATION

====================================================================================================================================

CONDENSED PORTFOLIO OF INVESTMENTS

------------------------------------------------------------------------------------------------------------------------------------

MARKETABLE INVESTMENT SECURITIES

                                                                                                 NUMBER OF                  MARKET
SEPTEMBER 30, 2004                                                                                SHARES      COST(1)       VALUE
------------------------------------------------------------------------------------------------------------------------------------
Certificate of Deposit - 0.7%, due 11/02/2004
  (secured against an open letter of credit expiring December 2004)                                            $26,249       $26,249
                                                                                                               -------       -------
  Total Marketable Investment Securities
       (1.04% of total investments (2) and 4.33% of net assets)                                                $26,249       $26,249
                                                                                                               =======       =======
------------------------------------------------------------------------------------------------------------------------------------
INVESTMENTS, AT FAIR VALUE
------------------------------------------------------------------------------------------------------------------------------------


                                                                                      EQUITY     NUMBER OF               DIRECTORS'
SEPTEMBER 30, 2004                                                   INVESTMENT       INTEREST    SHARES      COST(1)    VALUATION
------------------------------------------------------------------------------------------------------------------------------------

AFFILIATE

Excelsior Radio Networks, Inc.                                      Common stock       26.00%     550,000   $  550,000   $1,375,000
Excelsior Radio Networks, Inc.                                        Warrants          1.20%      87,111           --      114,210
                                                                                                 --------   ----------   ----------
Total Excelsior Radio Networks, Inc. (59.20% of
     total investments (2) and 245.43% of net assets)                                  10.20%     637,111      550,000    1,489,210
     (Radio production and advertising sales)                                         (fully
                                                                                      diluted)
OTHER INVESTMENTS

Alacra Corporation (39.75% of total investments (2) and
      164.80% of net assets)                                        Convertible         1.68%     321,543    1,000,000    1,000,000
                                                                   Preferred Stock                          ----------   ----------
    (Internet-based information provider)

     Investments, at Fair Value                                                                             $1,550,000    2,489,210
                                                                                                            ==========   ==========

--------------------------------------------------------------------------------
(1)  Book cost equals tax cost for all investments

(2) Total investments refers to investments and marketable investment securities.

          The accompanying notes are an integral part of these condensed financial statements.

FRANKLIN CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004

1.  DESCRIPTION OF BUSINESS

Franklin Capital Corporation ("Franklin" or the "Corporation") is a Delaware corporation operating as a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "Act"). A BDC is a specialized type of investment company under the Act. A BDC must be primarily engaged in the business of furnishing capital and making available managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such companies are termed "eligible portfolio companies". The Corporation, as a BDC, generally may invest in other securities; however, such investments may not exceed 30% of the Corporation's total asset value at the time of any such investment.

On June 23, 2004, the Corporation entered into a Letter of Understanding (the "LOU") with Ault Glazer & Company Investment Management LLC ("Ault Glazer"). This LOU sets forth the understandings and agreements of the Corporation and Ault Glazer with respect to the initial steps in the execution of a strategic restructuring and recapitalization plan for the Corporation (the "Restructuring Plan"), as described more fully in Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of this Quarterly Report on Form 10-Q. The Restructuring Plan was intended to maximize stockholder value through, among other things, (i) a shift in Franklin's investment strategy away from the radio and telecommunications industry toward a focus on the medical products/health care solutions and the financial service industries, (ii) the liquidation of Franklin's investments (including Excelsior Radio Networks, Inc.), (iii) the raising of new capital to fund new investments and (iv) the election of new directors and officers with experience and expertise in the medical products/health care solutions and the financial services industries.

2. BASIS OF PRESENTATION, LIQUIDITY AND SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for a full fiscal year. These interim condensed financial statements should be read in conjunction with the more complete information and financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 2003.

LIQUIDITY

The Corporation has a working capital deficiency of approximately $459,000 at September 30, 2004 (Working capital is defined as total liabilities less liquid assets). The Corporation continues to have recurring losses and has relied upon liquidating its portfolio companies to fund operations. Subsequent to September 30, 2004, the Corporation raised approximately $3.245 million in a private placement (see Note 9). Management believes that existing cash resources, including the private placement, together with anticipated revenues should be adequate to fund its operations for the 12 months subsequent to September 30, 2004. However, long-term liquidity is dependent on the Corporation's ability to attain future profitable operations.

NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

Net increase (decrease) in net assets attributable to common stockholders per common share is calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share".

FRANKLIN CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

STOCK BASED COMPENSATION

The Corporation accounts for employee and director stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure." The Corporation is required to disclose the pro forma net income as if the fair value method defined in SFAS No. 123 had been applied to employee and director stock based compensation. Had compensation cost for the Corporation's stock options granted to employees and directors been determined consistent with SFAS No. 123, there would have been no material effect on the Corporation's financial statements for the three and nine month periods ended September 30, 2004 and 2003.

3.  COMMITMENTS AND CONTINGENCIES

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. On February 25, 2003, the case against Franklin and Sunshine was dismissed. However, on October 19, 2004, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. exercised their right to appeal. The initial lawsuit alleged that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleged that Franklin and Sunshine joined the alleged conspiracy. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. An unfavorable outcome in an appeal, together with an unfavorable outcome in the lawsuit, may have a material adverse effect on Franklin's business, financial condition and results of operations. The Corporation intends to vigorously defend itself. The interim condensed financial statements do not include any adjustments for the possible outcome of this uncertainty.

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As a result of the acquisition by Ault Glazer of more than 30% of the outstanding shares of the common stock of Franklin without the prior approval of the Board, Mr. Stephen L. Brown, Chairman and Chief Executive Officer of Franklin became entitled, if his employment with Franklin were to terminate within one year thereafter, to receive certain severance payments under the terms of his employment agreement and severance compensation agreement with Franklin. In connection with the Restructuring Plan, Franklin entered into the Termination Agreement, which replaces Mr. Brown's employment agreement and severance compensation agreement and provides, as amended, Mr. Brown with a severance payment of $250,000. Franklin also agreed to continue to provide coverage to Mr. Brown and his wife under its medical, dental and vision plans for a period of three years following the date of termination. The total cost of medical coverage for Mr. Brown and his wife is estimated to be $11,000 per year. Mr. Brown also entered into a consulting agreement with Franklin, whereby, Franklin would pay Mr. Brown an aggregate amount of $200,000 payable over eight months. The Corporation recorded a charge to operations of approximately $483,000 under the Termination Agreement.

FRANKLIN CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

Accounts payable and accrued liabilities at September 30, 2004 and December 31, 2003 is comprised of the following:

                                          September 30,           December 31,
                                             2004                    2003
                                          ------------------------------------

Professional fees - legal                   $531,462                  $92,470
Officer's severance                          483,000                       --
Accrued interest                             109,150                   82,650
Professional fees - other                     84,050                  102,000
Accrued - other                               31,128                   41,020
                                          ----------                 --------
                                          $1,238,790                 $318,140
                                          ==========                 ========

5.  MARKETABLE INVESTMENT SECURITIES AND INVESTMENTS AT FAIR VALUE

EXCELSIOR RADIO NETWORKS, INC. ("EXCELSIOR")

Franklin valued its position in Excelsior at $2.50 based on the subsequent sale (liquidation) of the Excelsior position to Quince Associates, L.P. ("Quince"), an affiliate of Sunshine.

During the nine months ended September 30, 2003, Franklin earned $135,000 in management fees and was reimbursed $108,000 for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses on Franklin under a management services agreement between Franklin and Excelsior. The agreement expired December 31, 2003.

ALACRA CORPORATION ("ALACRA")

Franklin continues to value its position in Alacra at its cost of $1 million. This valuation is based upon no significant changes in circumstances with respect to the position.

OTHER

In 2001, Franklin maintained group life and dental insurance with Principal Financial Group ("PFG"). Upon the demutualization of PFG in October 2001, Franklin received 4,338 common shares of PFG. However, Franklin did not receive notification for the receipt of such shares. In 2004, Franklin became aware of its ownership of PFG common shares, and recorded the fair value of such shares within marketable investments. On April 23, 2004, Franklin sold the common shares of PFG for $151,400, which was recorded as other realized gains in the accompanying statement of operations.

FRANKLIN CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

6.       NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                                              Three Months ended              Nine Months ended
                                                                                 September 30,                 September 30,
                                                                              2004           2003          2004             2003
                                                                          ---------------------------------------------------------
Numerator:

       Net increase (decrease) in net
            assets from operations                                        $(1,296,010)   $   164,175    $(1,401,718)   $  (864,533)
       Preferred stock dividends                                              (19,162)       (19,162)       (57,488)       (57,489)
                                                                          -----------    -----------    -----------    -----------
       Numerator for basic and diluted earnings per
          share - net increase (decrease) in net assets
          attributable to common stockholders                             $(1,315,172)   $   145,013    $(1,459,206)   $  (922,022)
                                                                          ===========    ===========    ===========    ===========

Denominator:
       Denominator for basic increase
         (decrease) in net assets from
         operations - weighted - average shares                             1,046,350      1,040,100      1,031,542      1,042,262

Basic and diluted net increase (decrease) in net
         assets per common share                                          $     (1.26)   $      0.14    $     (1.41)   $     (0.88)
                                                                          ===========    ===========    ===========    ===========


Common shares which would be issued upon conversion of the Corporation's preferred stock or exercise of options have been excluded from the dilutive per share computation as they are anti-dilutive.

                                                                  September 30,
                                                             2004           2003
                                                            --------------------
Preferred stock convertible into common stock                 82,125      82,125
Stock options                                                 20,625      20,625


7.  NET ASSET VALUE PER SHARE

The following table sets forth the computation of net asset value per common share attributable to common stockholders:

                                                  September 30,    December 31,
                                                  ------------------------------
                                                     2004             2003
                                                  ------------------------------
Numerator:

   Numerator for net asset value per
     common share, as if converted basis         $   606,778       $2,024,138
   Liquidation value of convertible
     preferred stock                              (1,095,000)      (1,095,000)
                                                 ------------      ----------
   Numerator for net asset value per share
     attributable to common stockholders         $  (488,222)      $   929,138
                                                 ============      ===========

FRANKLIN CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


Denominator:

   Number of common shares outstanding,
     denominator for net asset value per share
     attributable to common stockholders                1,046,350     1,020,100
   Number of shares of common stock to be
     issued upon conversion of preferred stock             82,125        82,125
                                                       ----------     ---------
   Denominator for net asset value per common
     share as if converted basis                        1,128,475     1,102,225
                                                       ==========     =========

   Net asset value per share attributable to
     common stockholders                               $    (0.47)    $    0.91
                                                       ==========    =========

   Net asset value per common share,
     as if converted basis                             $    0.54      $    1.84
                                                       ==========    =========


8.  PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, excluding short-term investments, aggregated $15,248 and $1,039,580 respectively, for the nine months ended September 30, 2004 and $37,166 and $279,824, respectively, for the nine months ended September 30, 2003.

9. SUBSEQUENT EVENTS

On October 22, 2004, Franklin held a special meeting of shareholders to approve certain proposals relating to the Restructuring Plan. The shareholders approved the following proposals relating to the Restructuring Plan: (i) the election of directors, (ii) the amendment and restatement of Franklin's certificate of incorporation to increase the authorized number of shares of Franklin's common stock from 5,000,000 shares to 50,000,000 shares, (iii) the amendment and restatement of Franklin's certificate of incorporation to increase the authorized number of shares of the Corporation's preferred stock from 5,000,000 shares to 10,000,000 shares, (iv) the amendment and restatement of Franklin's certificate of incorporation to provide for the limitation of liability of Franklin's directors to the fullest extent permitted by law; (v) the amendment and restatement of Franklin's certificate of incorporation to provide for the classification of the Board into three classes of directors; (vi) the sale by Franklin to Quince Associates, LP of all of the shares of, and warrants to purchase shares of common stock of, Excelsior Radio Networks, Inc. owned by the Corporation for an aggregate purchase price of approximately $1.5 million and
(vii) the prospective sale by the Corporation of up to 5,000,000 shares of its common stock and warrants to purchase up to an additional 1,500,000 shares of its common stock.

On November 3, 2004, Franklin entered into a Subscription Agreement with several accredited investors relating to the issuance and sale by Franklin of shares of its common stock (the "Shares") and five-year warrants (the "Warrants") to purchase additional shares of its common stock (the "Warrant Shares") in one or more closings of a private placement (the "Private Placement") exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to the Subscription Agreement, Franklin may issue and sell to accredited investors an aggregate of up to 625,000 Shares at a price per Share of $8.00. Each investor that purchases Shares pursuant to the Subscription Agreement will also receive a Warrant to purchase that number of Warrant Shares equal to 50% of the number of Shares purchased by that investor at an exercise price per Warrant Share equal to 110% of the closing price of Franklin's common stock on the date of the issuance and sale of the Shares to such investor. Each Warrant further specifies that Franklin may require the holder thereof to exercise the Warrant in accordance with its terms in the event that the average closing price of Franklin's common stock during any period of five consecutive trading days exceeds 200% of the Warrant's exercise price per share. Pursuant to the Subscription Agreement, Franklin has agreed to register for resale all of the Shares and Warrant Shares issuable upon exercise of the Warrants issued and sold to investors in connection with the Private Placement. In connection with the Private Placement, on November 3, 2004,

FRANKLIN CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


Franklin issued and sold to the investors an aggregate of 405,625 Shares and Warrants to purchase an aggregate of up to 202,810 Warrant Shares pursuant to the terms of the Subscription Agreement. These issuances resulted in aggregate gross proceeds to Franklin of $3,245,000, and no discount or commission was paid by Franklin in connection with such issuances. Franklin is required to file a registration statement with the Securities and Exchange Commission ("SEC") on or about January 2, 2005, which is 60 days after closing of the sale transaction, registering the resale of the shares of the common stock (including the shares of common stock issuable upon exercise of the warrants) on a continuous or delayed basis under the Securities Act of 1933. Franklin is required to use its reasonable best efforts to cause the registration statement to become effective within 120 days after the closing of the sale transaction. If the registration statement does not become effective when required, Franklin will pay liquidated damages to the purchasers of the 405,625 shares of common stock and the warrants to purchase 202,810 shares of common stock equal to 1.0% of the $3,245,000 purchase price.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONDENSED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-Q. THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS REGARDING THE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS. THIS INFORMATION MAY INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY ANY FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS, WHICH INVOLVE ASSUMPTIONS AND DESCRIBE OUR FUTURE PLANS, STRATEGIES AND EXPECTATIONS, ARE GENERALLY IDENTIFIABLE BY USE OF THE WORDS "MAY," "WILL," "SHOULD," "EXPECT," "ANTICIPATE," "ESTIMATE," "BELIEVE," "INTEND" OR "PROJECT" OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS ON THESE WORDS OR COMPARABLE TERMINOLOGY. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON ASSUMPTIONS THAT MAY BE INCORRECT, AND WE CANNOT ASSURE YOU THAT THESE PROJECTIONS INCLUDED IN THESE FORWARD-LOOKING STATEMENTS WILL COME TO PASS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS. WE UNDERTAKE NO OBLIGATION TO REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. Our most critical accounting policy relates to the valuation of our investments.

     As a business development company, we invest primarily in illiquid equity securities of private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors.

     Pursuant to the requirements of the Investment Company Act of 1940 (the "1940 Act"), our Board of Directors (the "Board") is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. At September 30, 2004, approximately 91% of our total assets represented investments recorded at fair value. Value, as defined in
Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our Board pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material.

     Investments which are publicly traded on a national exchange or Nasdaq Stock Market are stated at the last reported sales price on the day of valuation or, if no sale was reported on that date, then the securities are stated at the last quoted bid price. Our Board may determine, if appropriate, to discount the value where there is an impediment to the marketability of the securities held.

     Investments for which there is no ready market are initially valued at cost (which represents the fair value at that time) and, thereafter, at fair value based upon the financial condition and operating results of the issuer and other pertinent factors as determined in good faith by our Board. We record the change in the unrealized gain or loss resulting from such valuation in "(Decrease) increase in unrealized appreciation of investments" in our Condensed Statements of Operations.

OVERVIEW

     Franklin Capital Corporation ("Franklin" or the "Corporation" or "we" or "us" or "our") is a publicly traded, AMEX-listed, non-diversified internally managed, closed-end investment company that has elected to be treated as a business development company ("BDC") under the 1940 Act. Our investment objective involves the achievement of capital appreciation through long-term equity investments in private companies throughout the United States. Historically, we have participated in start-up and early stage financings, expansion or growth financings, leveraged buy-out financings and restructurings primarily in the radio and telecommunications industry.

     On June 23, 2004, however, we entered into a Letter of Understanding (the "LOU") with Ault Glazer & Company Investment Management LLC ("Ault Glazer"). This LOU sets forth the understandings and agreements of the Corporation and Ault Glazer with respect to the initial steps in the execution of a strategic restructuring and recapitalization plan for the Corporation (the "Restructuring Plan").

     The Restructuring Plan was intended to maximize stockholder value through, among other things, a shift in Franklin's investment strategy away from the radio and telecommunications industry toward a focus on the medical products/health care solutions and the financial services industries, the liquidation of Franklin's investments, the raising of new capital to fund new investments and the election of new directors and officers with experience and expertise in the medical products/health care solutions and the financial services industries.

     As part of the Restructuring Plan, on June 23, 2004, Franklin entered into a Termination Agreement and Release (the "Termination Agreement") with Stephen
L. Brown, the then current Chairman and Chief Executive Officer of Franklin. Pursuant to the terms of the Termination Agreement, Franklin and Mr. Brown agreed to terminate Mr. Brown's Employment Agreement and Severance Agreement with us effective upon the approval by shareholders of certain proposals to be submitted at a special meeting of shareholders. Under the terms of Mr. Brown's original Employment Agreement and Severance Agreement, Mr. Brown would have been eligible to receive a severance payment of $1,093,750; however, on September 30, 2004, Franklin and Mr. Brown agreed to reduce the amount of the severance payment to $250,000, which was paid in cash to Mr. Brown on the date of Mr. Brown's resignation. Franklin also agreed to continue to provide coverage to Mr. Brown and his wife under its medical, dental and vision plans for a period of three years following the date of the termination of Mr. Brown's employment, and enter into a consulting agreement with Mr. Brown. The total cost of the medical coverage for Mr. Brown and his wife is estimated to be approximately $11,000 per year. Under the terms of the consulting agreement, Franklin will pay Mr. Brown an aggregate amount of $200,000 (to be paid at a rate of $25,000 per month) and reimburse him for reasonable expenses in conjunction with his providing consulting services on historical matters concerning Franklin's operations and stock portfolio as may be reasonably requested from time to time by a designee of our Board. Mr. Brown is not prohibited from providing similar services to other companies, including our competitors. The consulting agreement includes customary provisions regarding termination in the event that either party materially breaches the terms of the consulting agreement. In the event that Mr. Brown voluntarily terminates the consulting agreement or in the event of a valid termination by Franklin, Mr. Brown would be entitled to the payment of compensation earned and expenses incurred prior to such termination. Our Board unanimously approved the Termination Agreement and consulting agreement, with Mr. Brown excusing himself from such vote.

     On October 22, 2004, Franklin held a special meeting of shareholders (the "Special Meeting") to approve certain proposals relating to the Restructuring Plan. At the Special Meeting, the shareholders approved the following proposals relating to the Restructuring Plan: (1) the election of Louis Glazer, M.D., Ph.G., Herbert Langsam, Alice Campbell and Brigadier General (Ret.) Lytle Brown III to serve on our Board; (2) the amendment and restatement of Franklin's certificate of incorporation to increase the authorized number of shares of Franklin's common stock from 5,000,000 shares to 50,000,000 shares; (3) the amendment and restatement of Franklin's certificate of incorporation to increase the authorized number of shares of the Corporation's preferred stock from 5,000,000 shares to 10,000,000 shares; (4) the amendment and restatement of Franklin's certificate of incorporation to provide for the limitation of liability of our directors to the fullest extent permitted by law; (5) the amendment and restatement of Franklin's certificate of incorporation to provide for the classification of the Board into three classes of directors; (6) the sale by Franklin to Quince Associates, LP ("Quince") of all of the shares of, and warrants to purchase shares of, common stock of Excelsior Radio Networks, Inc. owned by the Corporation for an aggregate purchase price of $1,489,210; and
(7) the prospective sale by the Corporation of up to 5,000,000 shares of its common stock and warrants to purchase up to an additional 1,500,000 shares of its common stock.

     Subsequent to the Special Meeting, in accordance with the terms of the Termination Agreement, Mr. Brown resigned from his positions as Franklin's Chairman and Chief Executive Officer. As part of his severance package, Mr. Brown was paid $250,000. Mr. Brown received a payment of $25,000 on October 22, 2004 for services rendered in connection with the consulting agreement with Franklin. Similarly, Hiram M. Lazar resigned from his positions as the Company's Chief Financial Officer and Secretary. To fill the vacancies created by these resignations, the newly elected Board appointed Milton "Todd" Ault III to serve as the Corporation's Chairman and Chief Executive Officer and Lynne Silverstein to serve as the Corporation's President and Secretary.

     In addition, on October 22, 2004, Franklin sold its remaining interest in Excelsior to Quince for an aggregate purchase price of $1,489,210. Also, on November 3, 2004, Franklin sold an aggregate of 405,625 shares of its common stock and warrants to purchase 202,810 shares of its common stock in a private placement transaction to certain investors. Franklin received aggregate gross proceeds of $3,245,000 in connection with such transaction. We are required to file a registration statement with the SEC on or before February 1, 2005, which is 90 days after closing of the sale transaction, registering the resale of the shares of our common stock (including the shares of common stock issuable upon exercise of the warrants) sold in the private placement transaction on a continuous or delayed basis under the Securities Act of 1933. We are required to use our reasonable best efforts to cause the registration statement to become effective within 90 days after the date we file such registration statement with the SEC. If the registration statement has not been filed on or prior to the 120th day after the closing of the sale transaction, we will pay liquidated damages to the purchasers of the 405,625 shares of our common stock and the warrants to purchase 202,810 shares of our common stock equal to 1.0% per month of the $3,245,000 purchase price.

     As a result of the approval of the proposals relating to the Restructuring Plan at the Special Meeting, Franklin will begin to focus its investment activities on making investments in private companies operating in the medical products/health care solutions and the financial services industries. In addition, we may invest in companies that are public but lack access to additional public capital or whose securities may not be marginable. Please refer to our definitive proxy statement filed with the SEC on September 30, 2004, and our Form 8-K's filed with the SEC on October 27, 2004, November 3, 2004, and November 9, 2004, for additional descriptions of, and information relating to, the Restructuring Plan, Mr. Brown's Employment Agreement and Severance Agreement, the Termination Agreement, the proposals voted on by the Corporation's stockholders at the Special Meeting, and press releases related to the announcement of the Corporation's future plans.

     In conjunction with the execution of the Restructuring Plan, we are contemplating changing our business operations to concentrate on buying controlling equity stakes in medical products/health care solutions and financial services companies. As a result, we are examining whether it is in our best interest to continue to operate as a business development company under the 1940 Act. We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company.

FINANCIAL CONDITION

     The Corporation's total assets and net assets were $2,748,527 and $606,778, respectively, at September 30, 2004, versus $3,258,032 and $2,024,138 at December 31, 2003. Net asset value per share attributable to common shareholders and on an as if converted basis was $(0.47) and $0.54, respectively, at September 30, 2004, versus $0.91 And $1.84 at December 31, 2003.

     At September 30, 2004 and December 31, 2003, we had $190,303 and $224,225
in cash and cash equivalents. Our Board has given our Chairman and Chief Executive Officer, Milton "Todd" Ault III, the authority to invest our cash balances in the public equity and debt markets as appropriate to maximize the short-term return on such assets. The making of such investments entails risks related to the loss of investment and price volatility.

     The Corporation had a working capital deficiency of approximately $459,000 at September 30, 2004. Working capital is defined as total liabilities less liquid assets. The Corporation continues to have recurring losses and has relied upon liquidating its portfolio companies to fund operations. Subsequent to September 30, 2004, the Corporation raised approximately $3.245 million in a private placement transaction. For a discussion of the private placement transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Management believes that existing cash resources, including the proceeds from the private placement transaction, together with anticipated revenues from its operations, should be adequate to fund its operations for the 12 months subsequent to September 30, 2004. However, long-term liquidity is dependent on the Corporation's ability to attain future profitable operations.

INVESTMENTS

     The Corporation intends to invest a substantial portion of its assets in private companies in the medical products/health care solutions and financial services industries. These private businesses may be thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have little or no history of operations.

     The following is a discussion of our most significant investments at September 30, 2004. Pursuant to the Restructuring Plan, we are in the process of liquidating our current investment portfolio. On October 22, 2004, we sold our remaining equity interests in Excelsior to Quince for $1,489,210. For a more detailed discussion of this transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and "-- Investments -- Excelsior Radio Networks, Inc."

ALACRA CORPORATION

     At September 30, 2004, the Corporation had an investment in shares of Series F convertible preferred stock of Alacra Corporation, valued at $1,000,000, which represented 39.75% Of the corporation's total assets and 164.80% Of its net assets. Franklin has the right to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2005. Alacra, based in New York, is a global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra's customers include more than 750 financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

     EXCELSIOR RADIO NETWORKS, INC.

     At September 30, 2004, the Corporation had an investment in Excelsior Radio Networks, Inc., formerly known as eCom Capital, Inc., valued at $1,489,210 which represents 54.2% of the Corporation's total assets and 245.43% of its net assets. This valuation is consistent with an October 2004 transaction in which the Corporation sold its remaining equity interests in Excelsior. Excelsior produces and syndicates programs and services heard on more than 2,000 radio stations nationwide across most major formats.

     On July 5, 2004, Franklin entered into an agreement with Quince to sell Franklin's remaining interest in Excelsior. The transactions contemplated by this agreement were subject to shareholder approval at the Special Meeting. On October 22, 2004, our shareholders approved the sale and Franklin agreed to sell 550,000 shares of Excelsior common stock at $2.50 per share and warrants exercisable for 74,232 shares of Excelsior common stock at an exercise price of $1.20 per share at $1.30 per warrant and warrants exercisable for 12,789 shares of Excelsior common stock at an exercise price of $1.125 per share at $1.375 per warrant. On September 24, 2004, 100,000 shares of common stock of Excelsior were sold as an advance to the final sale. On October 22, 2004, Franklin sold its remaining interest in Excelsior to Quince for an aggregate purchase price of $1,489,210.

     The purchase price in connection with the June 30, 2004, September 24, 2004 and October 22, 2004 sales of our equity interests in Excelsior to Quince is subject to a potential adjustment whereby, in the event that the per share net proceeds from any liquidation of Excelsior exceeds $3.00 (or an amount equal to $3.00 plus $.050 multiplied by the number of years, up to five, elapsed since the closing date of the sale), Franklin will be entitled to receive 80% of the value greater than $3.00 (or such other applicable amount) per share. The purchase price adjustment for the sale will expire as of a date 5 years following the closing of each sale transaction.

     RESULTS OF OPERATIONS

     The principal measure of our financial performance is the "Net increase (decrease) in net assets from operations" which is the sum of three elements. The first element is "Net investment income (loss) from operations," which is the difference between the Corporation's income from interest, dividends, fees and other income (such as management fees), and its operating expenses, net of applicable income tax provision. The second element is "Net realized gain (loss) on portfolio of investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provision. The third element, "Increase (decrease) in unrealized appreciation on investments," is the net change in the fair value of the Corporation's investment portfolio, net of any increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

     The Corporation generally earns interest income from loans, preferred stocks, corporate bonds and other fixed income securities. The amount of interest income varies based upon the average balance of the Corporation's fixed income portfolio and the average yield on this portfolio.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003.

INVESTMENT INCOME

     The Corporation had investment income of $155 and $45,090 for the three months ended September 30, 2004 and September 30, 2003, respectively.

     The decrease in investment income for the three months ended September 30, 2004 when compared to September 30, 2003, was primarily the result of no management fees being received by us from Excelsior during the three months ended September 30, 2004 as compared to our receipt of $45,090 in management fees from Excelsior during the three months ended September 30, 2004. No management fees were received from Excelsior during the three months ended September 30, 2004 because our management agreement with Excelsior expired on December 31, 2003.

EXPENSES

     Operating expenses were $1,296,165 and $316,773 for the three months ended September 30, 2004 and September 30, 2003, respectively.

     The increase in operating expenses for the three months ended September 30, 2004 when compared to September 30, 2003, was primarily the result of legal and other costs associated with negotiating the LOU with Ault Glazer.

     A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees as well as the accrual of an expense related to the severance package paid to Mr. Brown, our former Chairman and Chief Executive Officer, on October 22, 2004. As of September 30, 2004, the Corporation had accrued a severance expense of $483,000. Included in compensation expense for the three months ended September 30, 2003, was the payment of a $40,000 bonus to Stephen L. Brown. Professional fees were $579,200 for the three months ended September 30, 2004 due to costs incurred in connection with negotiating the LOU with Ault Glazer. The Corporation was reimbursed approximately $108,000 for salary and benefit expense for its chief financial officer under the terms of the management agreement with Excelsior for the nine months ended September 30, 2003. This reimbursement has been recorded as a reduction in operating expenses.

NET INVESTMENT LOSS

     Net investment losses from operations were $(1,296,010) and $(271,683) for the three months ended September 30, 2004 and September 30, 2003, respectively.

NET REALIZED GAINS (LOSSES)

     During the three months ended September 30, 2004, the Corporation realized net gains before taxes of $150,000 from the disposition of a portion of the Corporation's equity interest in Excelsior.

     During the three months ended September 30, 2003, the Corporation realized net gains before taxes of $55,883 primarily from a the disposition of a portion of the Corporation's equity interests in Excelsior.

     The Corporation has relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Corporation attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

CHANGE IN UNREALIZED APPRECIATION

     Unrealized appreciation of investments decreased by $150,000 during the three months ended September 30, 2004, primarily due to the sale of 100,000 shares of common stock of Excelsior on September 24, 2004. When we exit an investment and realize a gain, we make an accounting entry to reverse any unrealized appreciation we had previously recorded to reflect the appreciated value of the investment.

     Unrealized appreciation of investments increased by $379,975 during the three months ended September 30, 2003, primarily due to the increased valuation of our equity interests in Excelsior.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003.

INVESTMENT INCOME

     The Corporation had investment income of $369 and $135,848 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

     The decrease in investment income for the nine months ended September 30, 2004 when compared to September 30, 2003, was primarily the result of no management fees being received by us from Excelsior during the nine months ended September 30, 2004 as compared to our receipt of $135,000 in management fees from Excelsior during the nine months ended September 30, 2003. No management fees were received from Excelsior during the nine months ended September 30, 2004 because our management agreement with Excelsior expired on December 31, 2003.

EXPENSES

     Operating expenses were $1,986,709 and $959,184 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

     A majority of the Corporation's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees as well as the accrual of an expense related to the severance package of Mr. Brown, our former Chairman and Chief Executive Officer. As of September 30, 2004, the Corporation accrued a severance expense of $483,000. Included in compensation for the nine months ended September 30, 2003 was a $40,000 bonus paid to Stephen L. Brown. Professional fees were $687,717 higher in 2004 due to legal and other costs incurred in connection with the negotiation of the LOU with Ault Glazer. The Corporation was reimbursed approximately $108,000 for salary and benefit expense for its chief financial officer under the terms of the management agreement with Excelsior for the nine months ended September 30, 2003. This reimbursement has been recorded as a reduction in operating expenses.

NET INVESTMENT LOSSES

     Net investment losses from operations were $(1,986,340) and $(823,336) for the nine months ended September 30, 2004 and September 30, 2003, respectively.

     NET REALIZED GAINS (LOSSES)

     During the nine months ended September 30, 2004, the Corporation realized net gains before taxes of $650,878 primarily from the disposition of a portion of the Corporation's equity interests in Excelsior.

     During the nine months ended September 30, 2003, the Corporation realized net gains of $55,883 primarily from the disposition of a portion of the Corporation's equity interests in Excelsior.

     The Corporation has relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Corporation attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

CHANGE IN UNREALIZED APPRECIATION

     Unrealized appreciation of investments decreased by $66,256 during the nine months ended September 30, 2004, primarily due to the decrease in the valuation of our equity interests in Excelsior.

     Unrealized appreciation of investments decreased by $97,080 during the nine months ended September 30, 2003, primarily due to the decrease in the valuation of our equity interests in Excelsior.

TAXES

     Franklin does not qualify for pass through tax treatment as a regulated investment company under Subchapter M of the Internal Revenue Code for income tax purposes. The Corporation is taxed under Subchapter C of the Code and, therefore, it is subject to federal income tax on the portion of its taxable income and net capital gains as well as such distribution to its stockholders.

     We have a net operating loss carryforward of approximately $8.6 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires beginning on 2011. Utilization of the net operating loss carryforwards could be affected by the ownership changes which may occur in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Our primary source of liquidity and capital for the nine months ended September 30, 2004 was from cash received from the sales of our investments totaling approximately $1.0 million. We will likely continue to rely on the ability to sell our investments to fund our operations.

     On October 22, 2004, we sold our remaining equity interest in Excelsior to Quince for an aggregate purchase price of $1,489,210.

     On November 3, 2004, Franklin sold an aggregate of 405,625 shares of its common stock and warrants to purchase an aggregate of up to 202,810 shares of its common stock in a private placement transaction to certain investors. Franklin received aggregate gross proceeds of $3,245,000 in connection with such transaction. We are required to file a registration statement with the SEC on or before February 1, 2005, which is 90 days after closing of the sale transaction, registering the resale of the shares of our common stock (including the shares of common stock issuable upon exercise of the warrants) sold in the private placement transaction on a continuous or delayed basis under the Securities Act of 1933. We are required to use our reasonable best efforts to cause the registration statement to become effective within 90 days after the date we file such registration statement with the SEC. If the registration statement has not been filed on or prior to the 120th day after the closing of the sale transaction, we will pay liquidated damages to the purchasers of the 405,625 shares of our common stock and the warrants to purchase 202,810 shares of our common stock equal to 1.0% per month of the $3,245,000 purchase price. We are currently in the process of determining the appropriate use of the net proceeds from the private placement transaction. As noted above, we may decide to use such net proceeds to buy controlling equity stakes in medical products/health care solutions and financial services companies.

     We believe that we currently have the financial resources to meet our operating requirements for the next twelve months. We may however undertake additional debt or equity financings to better enable the Corporation to grow and meet its future operating and capital requirements.

RECENT DEVELOPMENTS

     On October 28, 2004, Franklin engaged Rothstein, Kass & Company, P.C. to serve as Franklin's independent accountants for the fiscal year ending December 31, 2004. As previously disclosed, our prior independent accountants, Ernst & Young LLP, informed us on July 6, 2004 that, due to economic reasons, E&Y would not stand for re-election as Franklin's independent accountants for the year ending December 31, 2004 and that the client-auditor relationship between Franklin and E&Y would cease upon the filing of Franklin's quarterly report on Form 10-Q for the quarterly period ended June 30, 2004.

OTHER

     On June 24, 2004, Franklin received a letter from the American Stock Exchange inquiring as to Franklin's ability to remain listed on AMEX. Specifically, AMEX indicated that Franklin's common stock was subject to delisting under sections 1003(a)(i) and 1003(a)(ii) of AMEX Company Guide because Franklin's stockholders' equity was below the level required by AMEX's continued listing standards. Accordingly, AMEX requested information relating to Franklin's plan to retain its listing.

     On September 13, 2004, Franklin presented the final components of its proposed plan to AMEX to comply with AMEX's continued listing standards and on September 15, 2004, AMEX notified Franklin that it had accepted Franklin's plan and had granted Franklin an extension until December 26, 2005 to be in compliance with the AMEX contained listing standards, during which time AMEX will continue Franklin's listing subject to certain conditions. Franklin has cooperated, and will continue to cooperate, with AMEX regarding these issues and intends to make every effort to remain listed on AMEX. AMEX has notified Franklin, however, that failure to make progress consistent with the plan of compliance or to be in compliance with the continued listing standards by December 26, 2005 could result in Franklin's common stock being delisted from AMEX, and no assurances can be made that Franklin will be able to maintain its AMEX listing. A delisting from AMEX would have a material adverse effect on the price and liquidity of Franklin's common stock.

     On November 11, 2004, Franklin's Board adopted and approved certain corporate governance-related documents, including a code of business conduct and ethics, and revised audit and compensation committee charters, in order to comply with certain of AMEX's corporate governance listing standards.

RISK FACTORS

     Investing in the Corporation involves a number of significant risks relating to its business and investment objective. As a result, there can be no assurance that the Corporation will achieve its investment risks objective. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

o    Changes in the economy;

o Risk associated with possible disruption in the Corporation's operations due to terrorism;

o Future regulatory actions and conditions in the Corporation's operating areas; and

o Other risks and uncertainties as may be detailed from time to time in the Corporation's public announcements and sec filings.

INVESTING IN PRIVATE COMPANIES INVOLVES A HIGH DEGREE OF RISK.

     There are significant risks inherent in the Corporation's business. The Corporation's portfolio consists primarily of investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Corporation may invest a significant portion of its assets in small private companies. These private businesses tend to be thinly capitalized, unproven companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition and may be more vulnerable to customer preferences, market conditions, loss of key personnel, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

OUR PORTFOLIO OF INVESTMENTS IS ILLIQUID.

     We generally acquire our investments directly from the issuer in privately negotiated transactions. The majority of the investments in our portfolio are typically subject to restrictions on resale or otherwise have no established trading market. We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the current value of such investments.

VALUATION OF PORTFOLIO INVESTMENTS

     There is typically no public market of debt and equity securities of the private companies in which the Corporation invests. As a result, the valuation of the debt and equity securities in the Corporation's portfolio is subject to the good faith determination of the Corporation's Board. In the absence of a readily determinable market value, the determined fair value of the Corporation's portfolio of debt and equity securities may differ significantly from the values that would be placed on the portfolio if a ready market for the debt and equity securities existed. Any changes in the fair value of our investments are recorded in the Corporation's statement of operations as "(Decrease) increase in unrealized appreciation on investments."

WE OPERATE IN A COMPETITIVE MARKET FOR INVESTMENT OPPORTUNITIES.

     We compete for investments with a large number of private equity funds and mezzanine funds, investment banks and other equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Some of our competitors have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, sometimes we may be precluded from making otherwise attractive investments.

OUR ABILITY TO INVEST IN PRIVATE COMPANIES MAY BE LIMITED IN CERTAIN CIRCUMSTANCES.

     If we are to maintain our status as a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets generally cannot be treated as qualifying assets. This result is dictated by the definition of "eligible portfolio company" under the 1940 Act, which in part focuses on whether a company has outstanding marginable securities.


     Amendments promulgated in 1998 by the Board of Governors of the Federal Reserve System expanded the definition of a marginable security under the Federal Reserve's margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve's current margin rules. As a result, the staff of the SEC has raised the question as to whether a private company that has outstanding debt securities would qualify under the relevant portion of the "eligible portfolio company" criteria. The SEC has recently issued proposed rules to provide that any company that does not have a class of securities listed on a national securities exchange or association will qualify as an "eligible portfolio company."


     Until the question raised by the staff of the SEC pertaining to the Federal Reserve's 1998 change to its margin rules has been addressed by final legislative, administrative or judicial action, we intend to treat as qualifying assets only those debt and equity securities that are issued by a private company that has no marginable securities outstanding at the time we purchase such securities or that otherwise qualifies as an "eligible portfolio company" under the 1940 Act.

OUR INVESTMENTS IN OUR PORTFOLIO COMPANIES MAY BE CONCENTRATED IN ONE OR MORE INDUSTRIES AND IF THESE INDUSTRIES SHOULD DECLINE OR FAIL TO DEVELOP AS EXPECTED OUR INVESTMENTS WILL BE LOST.

     We intend to primarily make investments in companies involved in the medical products/health care solutions and financial services industries. As a result, our investments in our portfolio companies may be concentrated in one or more industries. This concentration will mean that our investments will be particularly dependent on the development and performance of those industries. Accordingly, our investments may not benefit from any advantages, which might be obtained with greater diversification of the industries in which our portfolio companies operate. If those industries should decline or fail to develop as expected, our investments in our portfolio companies in those industries will be subject to loss.

FRANKLIN IS DEPENDENT UPON KEY MANAGEMENT PERSONNEL FOR FUTURE SUCCESS.

     Franklin is dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of its senior management members and other management members. The future success of the Corporation depends to a significant extent on the continued service and coordination of its senior management team, particularly the Chairman and Chief Executive Officer, Milton "Todd" Ault III. The departure of any of the executive officers or key employees could materially adversely affect the Corporation's ability to implement its business strategy. Franklin does not maintain key man life insurance on any of its officers or employees.

WE HAVE A WORKING CAPITAL DEFICIENCY, WHICH COULD IMPAIR OUR ABILITY TO CONTINUE OUR BUSINESS.

     The Corporation has a working capital deficiency of approximately $459,000 at September 30, 2004. Working capital is defined as total liabilities less liquid assets. The Corporation continues to have recurring losses and has relied upon liquidating its portfolio companies to fund operations. Subsequent to September 30, 2004, the Corporation raised approximately $3.245 million in a private placement transaction. For a discussion of the private placement transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." Management believes that existing cash resources, including the proceeds from the private placement transaction, together with anticipated revenues from its operations, should be adequate to fund its operations for the 12 months subsequent to September 30, 2004. However, long-term liquidity is dependent on the Corporation's ability to attain future profitable operations. The failure to adequately address this issue may affect our ability to continue our business.

WE ARE SUBJECT TO A NUMBER OF RISKS ASSOCIATED WITH THE RESTRUCTURING PLAN.

     The Restructuring Plan has shifted Franklin's investment strategy away from the radio and telecommunications industry and to the medical products/health care solutions and the financial services industries. Franklin has not invested in these industries in the past and therefore has not compiled a track record regarding the financial performance to be expected in connection with these new investments. There can be no assurance regarding the return on, or the recovery of, Franklin's investments in businesses in these industries, and whether such investments will be profitable.

     Moreover, there are a number of inherent risks for entities doing business in the medical products/health care solutions industry, including a complex array of regulatory requirements. These risks could have a material adverse effect on the profitability of the businesses in which Franklin invests, which in turn could have a material adverse effect on the return on, or the recovery of, Franklin's investment in such businesses.

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

ECONOMIC RECESSIONS OR DOWNTURNS COULD IMPAIR OUR PORTFOLIO COMPANIES AND HARM OUR OPERATING RESULTS.

     Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event such as a sale, recapitalization, or initial public offering. The value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in net income and assets.

     Our business of making private equity investments and positioning them for liquidity events also may be affected by current and future market conditions. The absence of an active senior lending environment may slow the amount of private equity investment activity generally. As a result, the pace of our investment activity may slow. In addition, significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on our investments.

OUR PRIVATE FINANCE INVESTMENTS MAY NOT PRODUCE CURRENT RETURNS OR CAPITAL
GAINS.

     Private equity investments are structured with a view toward capital appreciation. Such investments may include but are not limited to investments in common stock, preferred stock, and other securities with equity-like features such as conversion rights, warrants, or options. We cannot be sure that our portfolio will generate a current return or capital gains.

THE INABILITY OF THE CORPORATION'S PORTFOLIO COMPANIES TO SUCCESSFULLY MARKET THEIR PRODUCTS WOULD HAVE A NEGATIVE IMPACT ON ITS INVESTMENT RETURNS.

     Even if the Corporation's portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of the Corporation's portfolio companies may not be successful.

WE MAY NEED TO UNDERTAKE ADDITIONAL FINANCINGS TO MEET OUR GROWTH, OPERATING AND/OR CAPITAL NEEDS.

     We anticipate that revenue from our operations for the foreseeable future may not be sufficient to meet our growth, operating and/or capital requirements. As a result, we may undertake additional equity financings to better enable the Corporation to meet its future growth, operating and/or capital requirements. We have no commitments for any financings, and there can be no assurance that any such commitments can be obtained on terms acceptable to us, if at all. Any equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to raising future capital and other financial and operational matters. If we are unable to obtain financing as needed, we may be required to reduce the scope of our expansion and growth plans, as well as operations, which could have a material adverse effect on us.

 OUR COMMON STOCK PRICE MAY BE VOLATILE.

     The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

o price and volume fluctuations in the overall stock market from time to time;

o significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

o changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

o actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

o    general economic conditions and trends;

o    loss of a major funding source; or

o    departures of key personnel.

IF THE CORPORATION FAILS TO COMPLY WITH THE REQUIREMENTS OF THE TRADING MARKET ON WHICH ITS SECURITIES ARE LISTED, THE LIQUIDITY AND PRICES OF YOUR INVESTMENT IN THE CORPORATION WOULD BE MATERIALLY ADVERSELY AFFECTED.

     On June 24, 2004, Franklin received a letter from the American Stock Exchange inquiring as to Franklin's ability to remain listed on AMEX. Specifically, AMEX indicated that Franklin's common stock was subject to delisting under sections 1003(a)(i) and 1003(a)(ii) of the AMEX Company Guide because Franklin's stockholders' equity was below the level required by AMEX's continued listing standards. Accordingly, AMEX requested information relating to Franklin's plan to retain its listing.

     On September 13, 2004, Franklin presented the final components of its proposed plan to AMEX to comply with AMEX's continued listing standards and on September 15, 2004, AMEX notified Franklin that it had accepted Franklin's plan and had granted Franklin an extension until December 26, 2005 to be in compliance with the AMEX listing standards, during which time AMEX will continue Franklin's listing subject to certain conditions. Franklin has cooperated, and will continue to cooperate, with AMEX regarding these issues and intends to make every effort to remain listed on AMEX. AMEX has notified Franklin, however, that failure to make progress consistent with the plan of compliance or to be in compliance with the continued listing standards by December 26, 2005 could result in Franklin's common stock being delisted from AMEX, and no assurances can be made that Franklin will be able to maintain its listing. A delisting from AMEX would have a material adverse effect on the price and liquidity of Franklin' common stock. We cannot give any assurance that the Corporation will remain in compliance with the requirements to be listed on the AMEX.

TECHNOLOGIES ACQUIRED OR DEVELOPED BY OUR PORTFOLIO COMPANIES MAY BECOME OBSOLETE BEFORE WE CAN SELL THEIR SECURITIES.

     Neither our portfolio companies nor we have any control over the pace of technology development. There is a significant risk that a portfolio company could develop or acquire the rights to a technology that is currently or is subsequently made obsolete by other technological developments. We cannot assure you that any of our portfolio companies will successfully acquire, develop and transfer any new technology.

ONE OF OUR CURRENT STOCKHOLDERS HAS SIGNIFICANT INFLUENCE OVER OUR MANAGEMENT AND AFFAIRS.

     Ault Glazer and certain of its affiliates, including Milton "Todd" Ault III, our Chief Executive Officer and Chairman and Louis Glazer M.D., a member of our Board, beneficially owned approximately 48.4% of our common stock and 51.6% of our preferred stock as of September 30, 2004. Therefore, Ault Glazer and certain of its affiliates, will be able, among other things, to elect directors, change our investment policies, and withdraw our election to operate as a BDC. Ault Glazer and certain of its affiliates may acquire additional equity in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of the sale of us and might ultimately affect the market price of our common stock.

THE 1940 ACT PROHIBITIONS ON TRANSACTIONS BETWEEN OUR AFFILIATES AND US MAY DECREASE OR ELIMINATE ANY PROFITABILITY OF SUCH TRANSACTIONS.

     The 1940 Act restricts transactions between us and any of our affiliates, including our officers, directors or employees and principal stockholders. In many cases, the 1940 Act prohibits transactions between such persons and ourselves unless we first apply for and obtain an exemptive order from the SEC. Delays and costs in obtaining necessary approvals may decrease or even eliminate any profitability of such transactions or make it impracticable or impossible to consummate such transactions. These affiliations could cause circumstances that would require the SEC's approval in advance of proposed transactions by us in portfolio companies. Further, depending upon the extent of our management's influence and control with respect to such portfolio companies, the selection of the affiliates of management to perform such services may not be a disinterested decision, and the terms and conditions for the performance of such services and the amount and terms of such compensation may not be determined at arm's-length negotiations.

WE HAVE A LIMITED AMOUNT OF FUNDS AVAILABLE FOR INVESTMENT IN PORTFOLIO COMPANIES AND, AS A RESULT, OUR INVESTMENTS WILL LACK DIVERSIFICATION.

     Based on the amount of our existing available funds, it is unlikely that we will be able to commit our funds to investments in, and the acquisition of, securities of a large number of companies. We intend to continue to operate as a non-diversified investment company within the meaning of the 1940 Act. Prospective investors should understand that our current investments are not, and in the future may not be, substantially diversified. We will not be able to achieve the same level of diversification as larger entities engaged in similar activities. Therefore, our assets may be subject to greater risk of loss than if they were more widely diversified, because the failure of one or more of our limited number of investments would have a material adverse effect on our financial condition and the price of our common stock.

THERE ARE POTENTIAL CONFLICTS OF INTEREST WHICH COULD IMPACT OUR INVESTMENT RETURNS.

     Our executive officers and directors serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do or of investment funds managed by our affiliates. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, Mr. Ault, our Chairman and Chief Executive Officer, is a co-founder and the Chief Investment Officer of Ault Glazer. In addition, Ms. Silverstein, our President and Secretary, is the Chief Executive Officer of Ault Glazer.


ANY CHANGE IN REGULATION OF OUR BUSINESS COULD NEGATIVELY AFFECT THE PROFITABILITY OF OUR OPERATIONS.

     We have elected to be treated as a business development company under the 1940 Act. The 1940 Act imposes numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change.

     Additionally, changes in the laws, regulations or interpretations of the laws and regulations that govern our portfolio companies could significantly affect our operations and our cost of doing business.

OUR CHAIRMAN AND CHIEF EXECUTIVE OFFICER HAS DISCRETION OVER THE INVESTMENT OF OUR CASH BALANCES.

     Our Board has given our Chairman and Chief Executive Officer, Milton "Todd" Ault III, the authority to invest our cash balances in the public equity and debt markets as appropriate to maximize the short-term return of such assets. Our Board has adopted guidelines and procedures that our Chairman and Chief Executive Officer must follow in connection with investing our cash balances. The making of such investments entails risks related to the loss of investment and price volatility.

     WE FACE BURDENS RELATING TO THE RECENT TREND TOWARD STRICTER CORPORATE GOVERNANCE AND FINANCIAL REPORTING STANDARDS.

     Recently adopted or new legislation or regulations that follow the trend of imposing stricter corporate governance and financial reporting standards, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, may lead to an increase in our costs of compliance, which may have a disproportional negative impact on us relative to other companies given our small size. A failure to comply with these new laws and regulations may impact market perception of our financial condition and could materially harm our business.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

     There has been no material change in the qualitative and quantitative disclosures about market risk since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this quarterly report on Form 10-Q, the Corporation's principal executive officer and principal financial officer (or the person performing the functions thereof) conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on such evaluation, our principal executive officer and principal financial officer (or the person performing the functions thereof) concluded that our disclosure controls and procedures are effective in timely altering them to material information relating to the Corporation, that is required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934.

     INTERNAL CONTROL OVER FINANCIAL REPORTING

     There have been no significant changes in our internal control over financial reporting (as defined in Rule13a-15(f) of the Securities Exchange Act of 1934) that occurred during the Corporation's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC, and four other defendants affiliated with Winstar Communications, Inc. On February 25, 2003, the case against Franklin and Sunshine was dismissed. However, on October 19, 2004, the plaintiffs exercised their right to appeal. The initial lawsuit alleged that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleged that Franklin and Sunshine joined the alleged conspiracy. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. An unfavorable outcome in an appeal, together with an unfavorable outcome in the lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations. The Corporation intends to vigorously defend itself.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS

     The following exhibits are filed with this report:

31.1 Certification of Chief Executive Officer and the Person Performing the Functions of the Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer and the Person Performing the Functions of the Chief Financial Officer Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FRANKLIN CAPITAL CORPORATION
                                            ------------------------------
                                                      (Registrant)

Date:  November 15, 2004                    /s/  Milton "Todd" Ault III
                                            ------------------------------
                                            Milton "Todd" Ault III
                                            Chairman and Chief Executive Officer