Form 10-K
period 2004-12-31
FRANKLIN CAPITAL CORP
filed 2005-03-30
CIK 812301

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

        |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER: 1-9727

                          FRANKLIN CAPITAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                        13-3419202
        (STATE OF INCORPORATION)                             (I.R.S. EMPLOYER
                                                          IDENTIFICATION NUMBER)

   100 WILSHIRE BOULEVARD, SUITE 1500
        SANTA MONICA, CALIFORNIA                                  90401
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 752-1416

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------             -----------------------------------------
     Common Stock, par value                  The American Stock Exchange
         $1.00 per share

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2) Yes |_| No |X|.

      The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2004, based on the closing price on that date of $4.00 on the American Stock Exchange, was $3,142,092. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates. There were 1,758,776 shares of the Registrant's common stock outstanding as of March 28, 2005.


================================================================================

                          FRANKLIN CAPITAL CORPORATION

                          FORM 10-K FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  ----
                                                          PART I

Item 1.    BUSINESS.............................................................................................     1
Item 2.    PROPERTIES...........................................................................................    38
Item 3.    LEGAL PROCEEDINGS....................................................................................    39
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................    39

                                                          PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
             SECURITIES.........................................................................................    42
Item 6.    SELECTED FINANCIAL DATA..............................................................................    43
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................    44
Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................    52
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................    54
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................    75
Item 9A.   CONTROLS AND PROCEDURES..............................................................................    75

                                                         PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................    75
Item 11.   EXECUTIVE COMPENSATION...............................................................................    78
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
             STOCKHOLDER MATTERS................................................................................    86
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................    89
Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................................................    89

                                                          PART IV

Item 15.   EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES..........................................................    89

Signatures

                                     PART I

ITEM 1. BUSINESS

GENERAL

            Franklin Capital Corporation ("Franklin", or the "Company") is a publicly traded, non-diversified internally managed, closed-end investment company that elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 ACT") on November 18, 1997. We were incorporated on March 31, 1987 as a Delaware corporation and have been listed on the American Stock Exchange ("AMEX") since October 1, 1987. We are currently involved in providing capital and managerial assistance to early stage companies in the medical products, health care solutions, financial services and real estate industries.

            In the first half of 2004, we focused our investment strategy on the achievement of capital appreciation through long-term equity investments in start-up and early stage companies in the radio and telecommunications industries. However, beginning in June 2004, we undertook a strategic restructuring and recapitalization plan (the "RESTRUCTURING PLAN") which ultimately culminated in a subsequent change in control in our management and a shift in our business focus away from the radio and telecommunications industries toward the medical products, health care solutions, financial services and real estate industries. For more information SEE, "SUMMARY OF 2004 RESTRUCTURING PLAN AND CHANGE IN CONTROL."

OVERVIEW OF OUR BUSINESS PLAN AND RESTRUCTURING

            The Restructuring Plan shifted our primary investment focus from the radio and telecommunications industry to the medical products, health care solutions, financial services and real estate industries. Accordingly, our primary investment objective has also shifted and is now focused on maximizing long-term capital growth through the appreciation of our investments in health care and medical products related companies, and to a lesser extent in the financial services and real estate industries. Franklin Capital Properties, LLC, a real estate development and management company and Franklin Medical Products, LLC, a healthcare consulting services company, both wholly-owned subsidiaries of Franklin, were created to augment our investments in these industries.

            The Company and its operating subsidiaries are currently engaged in the acquisition of controlling interests in companies and research and development of products and services focused on the health care and medical products field, particularly, the patient safety market, as well as the financial services and real estate industries.

            On February 25, 2005, in furtherance of the implementation of the Company's Restructuring Plan the Company purchased SurgiCount, a privately held, California-based developer of patient safety devices. SurgiCount is the Company's first major acquisition in its plan to become a leader in what it believes to be the multi-billion dollar patient safety field market and management believes that the acquisition is a significant milestone in the Company's plan to shift its focus from radio and telecommunications to products and services targeting patient safety.

            Given the changing nature of our business and investment focus from investing, reinvesting, owning, holding, or trading in investment securities in the radio and telecommunications industries toward that of an operating company whose focus will be on acquisitions of controlling investments in operating companies and assets in the healthcare and medical products industries, as well as the financial services and real estate industries, we believe that the regulatory regime governing BDC's is no longer appropriate and will hinder our future growth. Accordingly, among other things, we are seeking shareholder approval at the upcoming annual meeting to withdraw our election to be treated as a BDC. For more information see, "WITHDRAWAL OF THE COMPANY'S ELECTION TO BE TREATED AS A BDC."

            Milton "Todd" Ault III and Louis Glazer, M.D., Ph. G. currently serve as the principal executives in the management group responsible for the operations and allocation of the resources of the Company and its subsidiaries. Messrs. Ault and Glazer oversee and coordinate the activities of the Company's health care, medical products, financial services and real estate companies.

            Our capital is generally used to finance research and development of products in the health care and patient safety markets, organic growth, acquisitions, recapitalizations and working capital. Our investment decisions are based on extensive analysis of potential portfolio companies' business operations supported by an in-depth understanding of the quality of their revenues and cash flow potential, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property.

            Our current target industries are heavily regulated. In the U.S., the principal authority regulating the operations of our medical companies is the Food and Drug Administration ("FDA"). The FDA regulates the safety and efficacy of the products we offer, our research quality, our manufacturing processes and our promotion and advertising. In addition, we are also currently subject to the requirements of the 1940 Act applicable to BDC's. For more information see "BDC AND HEALTHCARE REGULATION" below.

WITHDRAWAL OF THE COMPANY'S ELECTION TO BE TREATED AS A BDC

General

            On December 30, 2004, the Board unanimously approved a proposal to authorize the Board to withdraw the Company's election to be treated as a BDC as soon as practicable so that it may begin conducting business as an operating company rather than an investment company subject to the 1940 Act. Such proposal is scheduled to be voted upon by stockholders at the company's 2004 Annual Meeting.

            The Board believes that given the changing nature of the Company's business and investment focus from investing, reinvesting, owning, holding, or trading in investment securities in the radio and telecommunications industries toward that of an operating company whose focus will be on acquisitions of controlling investments in operating companies and assets in our current target industries, that the regulatory regime governing BDC's is no longer appropriate and will hinder the Company's future growth. In addition, the Board believes that the Company will not be required to be regulated under the 1940 Act under these circumstances.

            Over the years, since the Company commenced operating as a BDC, the business, regulatory and financial climates have shifted gradually but greatly, making operations as a BDC more challenging and difficult. Given the investment focus, asset mix, business and operations of the Company that will result from the implementation of the Restructuring Plan, the Board believes that it is prudent for the Company to withdraw its election as a BDC as soon as practicable to eliminate many of the regulatory, financial reporting and other requirements and restrictions imposed by the 1940 Act discussed below. For example:

      o BUSINESS FOCUS. As a result of the Restructuring Plan, the nature of the Company's business is changing from a business that has historically been in the business of investing, reinvesting, owning, holding, or trading in investment securities in the radio and telecommunications industry toward that of an operating company whose primary focus is on acquiring controlling interests in companies in the medical products and health care industries, and to a lesser extent in the financial services and real estate industries. The Board believes that BDC regulation would be inappropriate for such activities.

      o ISSUANCE OF COMMON STOCK. By virtue of its BDC election, the Company may not issue new shares of Common Stock at a per share price less than the then net asset value per share of outstanding Common Stock without prior stockholder approval. Historically, the market prices for BDC stocks that invest primarily in equity securities have been lower than net asset value, making it much more difficult for such BDC's to raise equity capital. While this restriction provides stockholders of an investment company with appropriate and meaningful protection against dilution of their indirect investment interest in portfolio securities, the Board believes that this would essentially be irrelevant to the interests of investors in an operating company, who look to its consolidated earnings stream and cash flow from operations for investment value.

      o ISSUANCE OF SECURITIES OTHER THAN COMMON STOCK. BDC's are limited or restricted as to the type of securities other than common stock they issue. The issuance of convertible securities and rights to acquire shares of common stock (e.g., warrants and options) is restricted primarily because of the statutory interest in facilitating computation of the Company's net asset value per share. In addition, issuances of senior debt and senior equity securities require that certain "asset coverage" tests and other criteria be satisfied on a continuing basis. This significantly affects the use of these types of securities because asset coverage continuously changes by variations in market prices of the Company's investment securities. Operating companies, including holding companies operating through subsidiaries, benefit from having maximum flexibility to raise capital through various financing structures and means.

      o RELATED PARTY TRANSACTIONS. The 1940 Act significantly restricts, among other things, (a) transactions involving transfers of property between the Company and certain affiliated persons of the Company (or the affiliated persons of such affiliated persons), and (b) transactions in which the Company and such affiliated persons (or the affiliated persons of such affiliated persons) participate jointly vis-a-vis third parties on the other. To overcome these investment company restrictions, approval of the United States Securities and Exchange Commission ("SEC") is required, which is often a time-consuming and expensive procedure, regardless of the intrinsic fairness of such transactions or the approval thereof by the independent directors of the Company. The Board also believes that situations may arise in which a company's best interests are served by such transactions. The Board believes that even with the protections afforded under the 1940 Act, stockholders are adequately protected by the fiduciary obligations imposed on directors under state corporate law, which generally requires that the independent directors determine fairness to the Company of an interested-party transaction (provided full disclosure of all material facts regarding the transaction and the interested party's relationship with the Company is made), and SEC disclosure rules, which require the Company to include specified disclosure regarding transactions with related parties in its SEC filings.

      o COMPENSATION OF EXECUTIVES. The 1940 Act limits the extent to which, and the circumstances under which executives of a BDC may be paid compensation other than in the form of salary payable in cash. For example, the issuance of equity compensation in the form of restricted stock is generally prohibited. However, the Board believes that by achieving greater flexibility in the structuring of employee compensation packages, the Company will be able to attract and retain additional talented and qualified personnel and to more fairly reward and more effectively motivate its personnel in accordance with industry practice.

      o ELIGIBLE INVESTMENTS. As a BDC, the Company may not acquire any asset other than "Qualifying Assets" unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the total assets (the "70% TEST"). Because of the limitations on the type of investments the Company may make, as well as the Company's total asset composition, the Company may be foreclosed from participating in prudent investment opportunities.

            Moreover, the Company incurs significant costs in order to comply with the regulations imposed by the 1940 Act. Management devotes considerable time to issues relating to compliance with the 1940 Act and the Company incurs substantial legal and accounting fees with respect to such matters. While these protections are for the benefit of the Company's stockholders, the costs of this regulation are none the less borne by the stockholders of the Company. The Board believes that resources now being expended on 1940 Act compliance matters could be utilized more productively if devoted to the operation of the Company's business. The Board has determined that the costs of compliance with the 1940 Act are substantial, especially when compared to the Company's relative size and net income, and that it would therefore be in the financial interests of the stockholders for the Company to cease to be regulated under the 1940 Act altogether.

            The Board believes that the above reasons, among others, confirm that the restrictions of the 1940 Act would have the effect of hindering the Company's financial growth in the future. The Board has determined that the most efficacious way to reduce these costs, improve profitability, and eliminate the competitive disadvantages the Company experiences due to compliance with the many requirements and restrictions associated with operating under the 1940 Act would be to withdraw the Company's election to be treated as a BDC.

Effect of Election to Withdrawal as a BDC

            In the event that the Board withdraws the Company's election to be treated as a BDC and the Company becomes an operating company, the fundamental nature of the Company's business will change from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of operating businesses, with the goal of generating income from the operations of those businesses.

            The election to withdraw the Company as a BDC under the 1940 Act will result in a significant change in the Company's method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDC's to recognize income and value their investments at fair value as opposed to historical cost. As an operating company, the required financial statement presentation and accounting for securities held will be either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company's intent with respect to the period of time it intends to hold the investment. Change in the Company's method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company's ability to report an increase in value of its holdings as they occur. Also, as an operating company, the Company would have to consolidate its financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDC's.

            The pro forma unaudited balance sheet presented below gives effect to the withdrawal of the Company's election to be regulated as a business development company. The pro forma unaudited balance sheet assumes the withdrawal had occurred as of January 1, 2003. The pro forma unaudited balance sheet includes the historical amounts of the Company adjusted to reflect the effects of the Company's withdrawal of its election to be regulated as a business development company. The pro forma information should be read in conjunction with the historical financial statements of the Company.

             FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES PRO FORMA
                        UNAUDITED PRO FORMA BALANCE SHEET

DECEMBER 31,                                                                     2004              2003
----------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                    $    846,404     $    224,225
Trading assets                                                                  4,020,154        1,955,169
Other current assets                                                              255,510           58,432
                                                                             ------------     ------------
TOTAL CURRENT ASSETS                                                            5,122,068        2,237,826

Property, plant and equipment, net                                                 23,657           20,206
Other long-term investments                                                     1,788,518        1,000,000
                                                                             ------------     ------------

TOTAL ASSETS                                                                 $  6,934,243     $  3,258,032
                                                                             ============     ============

----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable                                                                $    892,530     $    915,754
Accounts payable and accrued liabilities                                          939,568          318,140
Trading assets sold short                                                       1,075,100
Due to broker                                                                     460,776

TOTAL CURRENT LIABILITIES                                                       3,367,974        1,233,894
                                                                             ------------     ------------

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
    10,000,000 shares authorized; 10,950 issued and outstanding at December 31, 2004 and 2003
    (Liquidation preference $1,095,000)                                            10,950           10,950
Common stock, $1 par value: 50,000,000 shares authorized;
    2,042,689 and 1,505,888 shares issued: 1,556,901 and 1,020,100 shares
    outstanding at December 31, 2004 and 2003, respectively                     2,042,689        1,505,888
Paid-in capital                                                                13,925,253       10,439,610
Accumulated deficit                                                            (9,795,791)      (7,315,478)
                                                                             ------------     ------------

                                                                                6,183,101        4,640,970
Deduct: 485,788 shares of common stock held in treasury
    at cost, at December 31, 2004 and 2003, respectively                       (2,616,832)      (2,616,832)
                                                                             ------------     ------------

Total stockholders' equity                                                      3,566,269        2,024,138
                                                                             ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  6,934,243     $  3,258,032
                                                                             ============     ============

            The Company does not believe that the withdrawal of its election to be treated as a BDC will have any impact on its federal income tax status, since it has never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. (Electing for treatment as a regulated investment company under Subchapter M generally allows a qualified investment company to avoid paying corporate level federal income tax on income it distributes to its stockholders.) Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its stockholders) as a "regular" corporation under Subchapter C of the Code. There will be no change in its federal income tax status as a result of it becoming an operating company.

            In addition, withdrawal of the Company's election to be treated as a BDC will not affect the Company's registration under Section 12(b) of the Exchange Act. Under the Exchange Act, the Company is required to file periodic reports on Form 10-K, Form 10-Q, Form 8-K, proxy statements and other reports required under the Exchange Act. Withdrawal of the Company's election to be treated as a BDC is not expected to have any affect on the Company's listing status on the AMEX.

            Steps Toward Withdrawal

            The Company is using maximum efforts to qualify for this change of status and has undertaken several steps to meet the requirements for withdrawal of its election to be treated as a BDC, including: (i) preparing a detailed plan of operations in contemplation of such a change to the status for the Company and (ii) consulting with outside counsel as to the requirements for withdrawing its election as a BDC and exemption or exclusion from being deemed an "investment company" under the 1940 Act. As of the date hereof, the Company believes that the Company meets the requirements for filing an application to withdraw its election to be treated as a BDC. However, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company.

            On June 24, 2004, we received a letter from AMEX inquiring as to the Company's ability to remain listed on AMEX. Specifically, AMEX indicated that the Company's common stock was subject to delisting under sections 1003(a)(i) and 1003(a)(ii) of AMEX Company Guide because the Company's stockholders' equity was below the level required by AMEX's continued listing standards. Accordingly, AMEX requested information relating to the Company's plan to retain its listing.

            On September 13, 2004, the Company presented the final components of its proposed plan to AMEX to comply with AMEX's continued listing standards and on September 15, 2004, AMEX notified the Company that it had accepted the Company's plan and had granted the Company an extension until December 26, 2005 to be in compliance with the AMEX contained listing standards, during which time AMEX will continue the Company's listing subject to certain conditions. The Company cooperated, and has continue to cooperate, with AMEX regarding these issues and intends to make every effort to remain listed on AMEX. AMEX has notified the Company, however, that failure to make progress consistent with the plan of compliance or to be in compliance with the continued listing standards could result in the Company's common stock being delisted from AMEX, and no assurances can be made that the Company will be able to maintain its AMEX listing. A delisting from AMEX would have a material adverse effect on the price and liquidity of Franklin's common stock.

            On November 11, 2004, our Board adopted and approved certain corporate governance-related documents, including a code of business conduct and ethics, and revised audit and compensation committee charters, in order to comply with certain of AMEX's corporate governance listing standards.

            The Company believes that it is currently in compliance with the AMEX requirements.

            If the stockholders approve this proposal to permit the Company to withdraw its BDC election, the withdrawal will become effective upon receipt by the SEC of the Company's application for withdrawal. The Company does not anticipate filing the application of withdrawal until it can be reasonably certain that the Company will not be deemed to be an investment company without the protection of its BDC election. After the Company's application for withdrawal of its BDC election is filed with the SEC, the Company will no longer be subject to the regulatory provisions of the 1940 Act applicable to BDC's generally, including regulations related to insurance, custody, composition of its Board, affiliated transactions and any compensation arrangements.

INITIATION OF THE RESTRUCTURING PLAN AND CHANGE IN CONTROL

            On May 11, 2004, Ault Glazer & Company Investment Management, LLC ("AULT GLAZER"), a private investment management firm headquartered in Santa Monica, California that manages approximately $20 million in individual client accounts and private investment funds and is owned by Milton "Todd" Ault III, Lynne Silverstein, and Louis and Melanie Glazer began acquiring shares of our common stock, par value $1.00 (the "COMMON STOCK") through open-market purchases.

            By May 12, 2004, Ault Glazer indirectly beneficially owned or controlled approximately 11% of the outstanding shares of Common Stock. On May 18, 2004, in its original filing with the SEC on Schedule 13D, Ault Glazer disclosed its concerns regarding the ability and willingness of Franklin's then-current management to maximize stockholder value and stated its intention to recommend that Franklin's management coordinate with Ault Glazer to effect certain fundamental changes within Franklin. Both prior to and following the filing of the Schedule 13D, Ault had several conversations with Stephen L. Brown, Franklin's then Chairman and Chief Executive Officer ("Brown"), and other members of the Board regarding Ault Glazer's ideas with respect to changing Franklin's leadership and business.

            On May 19, 2004, by which time Ault Glazer indirectly beneficially owned or controlled over 30% of the outstanding shares of Common Stock, the Board met to discuss Ault Glazer's acquisitions of Common Stock and the Board's responsibilities and obligations to Franklin's stockholders in connection with these acquisitions, as well as an appropriate response. At the meeting, Ault confirmed to the Board that Ault Glazer, in an effort to maximize long-term stockholder value, intended to effect a change of control and a restructuring of Franklin involving, among other things, the introduction of a new management team to replace the existing directors and officers of Franklin, the liquidation of Franklin's current investment portfolio, the recapitalization of Franklin with new outside financing, and the relocation of Franklin's headquarters to Santa Monica, California. During the meeting, Franklin and Ault Glazer also entered into a confidentiality and "standstill" agreement, pursuant to which Ault Glazer agreed, among other things, not to acquire any additional securities of Franklin until May 30, 2004. On June 1, 2004, Ault Glazer and Ault also amended their existing filing on Schedule 13D to confirm their intention to effect a change of control of Franklin.

            In response to the Board's request, Ault Glazer, through private discussions with the Board between June 3, 2004 and June 9, 2004, presented the basic terms of the Restructuring Plan. On June 9, 2004, the Board met to discuss the Restructuring Plan. Following the discussion, the Board concluded that the Restructuring Plan was in the best interests of Franklin and its stockholders. As a result, the Board authorized and directed Franklin's management to hold further discussions and negotiations with Ault Glazer with respect to the Restructuring Plan.

IMPLEMENTING THE RESTRUCTURING PLAN

            On June 23, 2004, the Company entered into a Letter of Understanding (the "LOU") with Ault Glazer. This LOU set forth the understandings and agreements of the Company and Ault Glazer with respect to the Restructuring Plan. The Restructuring Plan was intended to maximize stockholder value through, among other things, (i) a shift in the Company's investment strategy away from the radio and telecommunications industry toward a primary focus on the health care and medical products related companies, and to a lesser extent in the financial services and real estate industries, (ii) the liquidation of the Company's investments (including Excelsior Radio Networks, Inc. ("EXCELSIOR")),
(iii) the raising of new capital to fund new investments, and (iv) the election of new directors and officers with experience and expertise in the medical products, health care solutions, financial services and real estate industries.

            In connection with the Restructuring Plan, Franklin also entered into a Termination Agreement and Release (the "TERMINATION AND RELEASE AGREEMENT") with Brown that contains the terms of Brown's prospective resignation from Franklin. Franklin and Brown amended the Termination Agreement on September 30, 2004. See "TERMINATION AGREEMENT AND RELEASE" BELOW.

            On October 22, 2004, the Company held a special meeting of stockholders to approve certain proposals relating to the Restructuring Plan (the "SPECIAL MEETING"). At the Special Meeting, the Company's stockholders approved proposals relating to: (1) the election of Louis Glazer, M.D., Ph.G., Herbert Langsam, Alice Campbell and Brigadier General (Ret.) Lytle Brown III to serve on the Company's Board of Directors; (2) the amendment and restatement of the Company's certificate of incorporation to increase the authorized number of shares of the Company's common stock from 5,000,000 shares to 50,000,000 shares;
(3) the amendment and restatement of the Company's certificate of incorporation to increase the authorized number of shares of the Company's preferred stock from 5,000,000 shares to 10,000,000 shares; (4) the amendment and restatement of the Company's certificate of incorporation to provide for the exculpation of director liability to the fullest extent permitted by law; (5) the amendment and restatement of the Company's certificate of incorporation to provide for the classification of the Board into three classes of directors; (6) the sale by the Company to Quince Associates, LP of all of the shares of, and warrants to purchase shares of, common stock of Excelsior Radio Networks, Inc. beneficially owned by the Company; and (7) the prospective sale by the Company of up to 5,000,000 shares of common stock and warrants to purchase up to an additional 1,500,000 shares of common stock. The proposal relating to the prospective sale by the Company of Common Stock and warrants to purchase Common Stock to certain "interested stockholders" under Delaware law was not approved by the requisite stockholder vote.

            On October 22, 2004, Stephen L. Brown, resigned from his positions as the Company's Chairman and Chief Executive Officer, Hiram M. Lazar resigned from his positions as the Company's Chief Financial Officer and Secretary. To fill the vacancies created by these resignations, the newly elected Board (consisting of Louis Glazer, Alice Campbell, Herbert Langsam, and Lytle Brown
III) appointed Ault to serve as the Company's Chairman and Chief Executive Officer and Silverstein to serve as the Company's President and Secretary.

TERMINATION AGREEMENT AND RELEASE

            In connection with the Restructuring Plan, the Company entered into a Termination Agreement and Release (the "TERMINATION AGREEMENT") with Mr. Brown that contained the terms of his resignation from the Company. Pursuant to the terms of the Termination Agreement, we paid Mr. Brown a severance payment of $250,000. In addition, we also agreed to: (i) pay Mr. Brown an aggregate amount of $200,000 payable over eight months for consulting services to the Company on historical matters concerning the Company's operations and stock portfolio as may be reasonably requested from time to time by a designee of the Board, and
(ii) continue to provide coverage to Mr. Brown and his wife under our medical, dental and vision plans for a period of three years following the date of termination. The Company recorded a charge to operations of approximately $483,000 in 2004 under the Termination Agreement.

            A copy of the Termination Agreement was included as an exhibit to the Company's report on Form 8-K filed with the SEC on June 24, 2004 and a copy of Amendment No. 1 to the Termination Agreement was included as an exhibit to the Company's current report on Form 8-K filed with the SEC on September 30, 2004.

            All of the foregoing events are discussed in more detail in the definitive proxy materials filed with the SEC on September 30, 2004, and March 3, 2005.

OUR CURRENT BUSINESS PLAN

THE MEDICAL PRODUCTS AND HEALTHCARE SOLUTIONS INDUSTRY

            The Company believes that the healthcare delivery system is under tremendous pressure to identify and commercialize simple medical solutions quickly to lower costs, control infections, reduce liability and eliminate preventable errors. Increased litigation and a renewed focus on patient safety by regulators is spurring demand for new innovative medical devices. With the convergence of scientific, electronic and digital technologies, new breakthroughs in medical devices will play a critical role in solving the problems in healthcare and enhancing patient safety in the future.

            Surgeries are increasing in both number and complexity, creating a need for newer, more efficient and safer medical devices. The urgency to reduce the high level of preventable medical errors, reduce liability issues, control infection and offer new health care services, will focus command attention and resources as never before.

            The medical community recognizes the importance of improving patient safety, not only to enhance the quality of care, but also to help manage skyrocketing medical costs and related litigation costs. We are confident the medical profession and healthcare professionals will rise to the occasion and help develop the medical solutions to revolutionize health care.

            Franklin is dedicated to leading this effort through the development and introduction of ground-breaking patient safety products such as its lead product, the patented Safety-Sponge(TM) System, which management believes will allow the Company to capture a significant portion of what we believe, based on industry sources, to be approximately $650 million in annual U.S., European and Japanese surgical sponge sales. In addition, the Company believes that its innovative Safety-Sponge(TM) System could save up to an estimated $1.5 billion annually in retained sponge litigation, based upon information from industry sources.

            To augment the Company's focus in the medical products industry the Company formed Franklin Medical Products, LLC, a wholly-owned healthcare consulting services company. Effective February 23, 2005, Franklin Medical Products, LLC changed its name to Patient Safety Consulting Group, LLC.

("PSCG"). Initially, efforts at PSCG will be directed at products and services that promote usage of our lead product.

CUSTOMERS

            The Company intends to target hospitals, physicians, nurses and clinics as its initial source of customers. In addition, the Company also plans to develop strategic alliances with universities, medical facilities and notable medical researchers around the United States, that will provide research, development and promotional support for the Company's products and services.

GEOGRAPHIC AREAS

            The Company intends to market and sell its patient safety products and services in the United States and in Europe. However, the principal markets, products and methods of distribution will vary by country based on a number of factors, including, healthcare regulations, insurance coverage and customer demographics. Investments and activities in some countries outside the United States are subject to higher risks than comparable U.S. activities because the investment and commercial climate is influenced by restrictive economic policies and political uncertainties.

PRODUCT DEVELOPMENT

            The Company's current patient safety products such as the Safety-Sponge(TM) System are presently in the optimization and commercialization phase. The Safety-Sponge(TM) System allows for faster and more accurate counting of surgical sponges. SurgiCount has obtained FDA 510k exempt status for the Safety-Sponge(TM) line. The Safety-Sponge(TM) line of sponges has passed required FDA biocompatibility tests including ISO sensitization, cytotoxicity and skin irritation tests. SurgiCount is now a wholly-owned subsidiary of the Company. It is anticipated in the future that distribution of the Company's medical products to health care professional markets will be done both directly and through surgical supply and other dealers.

            The Company intends to do further research and development to advance its products as is normal for any other company. However, we intend to outsource much of the R&D functions and focus our direct efforts on optimizing this product and establishing distribution channels with strategic alliances with hospitals to deploy the products. We also seek qualified input from professionals in the healthcare profession as well as individuals at University hospitals such as Harvard and the University of California, San Francisco. These independent physicians and researchers maintain medical practices primarily at University hospitals and are involved in various research and clinical development programs. We meet on an as needed basis to discuss medical, technology and development issues.

MANUFACTURING AND RAW MATERIALS

            The Company has not begun commercial manufacturing of its Safety-Sponge(TM) System. Upon such initiative, the Company intends to enter into agreements or relationships with several vendors to commercially produce our products. We believe that the materials used in our products are readily available and can be purchased and/or produced by several different vendors and, therefore, we do not anticipate being dependent on any one vendor.

RESEARCH AND DEVELOPMENT

            Research and development activities are important to the Company's business. However, at this time the Company does not have a research facility but rather focuses its efforts on acquisitions of companies operating within our target industries that have demonstrated product viability through their own research and development activities. We intend to outsource much of the research and development activities relating to improving our existing products or expanding our intellectual property to similar products or products that have similar characteristics in our target industries. The Company did not incur any costs in 2004 relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer. In the future, these costs will be charged directly to income in the year in which they are incurred.

PATENTS AND TRADEMARKS

            The Company intends to make a practice of obtaining patent protection on its products and processes where possible. The Company's patents and trademarks are protected by registration in the United States and other countries where its products are marketed.

            The Company currently owns patents issued in the United States and Europe related to the Safety-Sponge(TM) System. Sales of the Safety-Sponge(TM) System in the future will be expected to play a significant part of the Company's total revenues. The Company considers these patents and trademarks in the aggregate to be of material importance in the operation of its business. The loss or expiration of any product patent or trademark could result in a loss of market exclusivity and can result in a significant reduction in sales.

COMPETITION

            The medical products and healthcare solutions industry is highly competitive. We expect that if our investment model proves to be successful, our current competitors in the medical products and healthcare solutions market may duplicate our strategy and new competitors may enter the market. We compete against other medical products and healthcare solutions companies, some of which are much larger and have significantly greater financial resources than we do. In addition, these companies will be competing with our portfolio companies to acquire technologies from universities and research laboratories. We also compete against large companies that seek to license medical products and healthcare solutions technologies for themselves. We cannot assure you that we will be able to successfully compete against these competitors in the acquisition, development, or commercialization of any medical products and healthcare solutions, funding of medical products and healthcare solutions companies or marketing of our products and solutions.

            Competition in research, involving the development of new products and processes and the improvement of existing products and processes, is particularly significant and results from time to time in product and process obsolescence. The development of new and improved products is important to the Company's success in all areas of its business. This competitive environment requires substantial investments in continuing research, multiple sales forces and strategic alliances. In addition, the winning and retention of customer acceptance of the Company's patient safety products involves heavy expenditures for health care regulatory compliance, advertising, promotion and selling.

COMPETITIVE ADVANTAGES

            We believe that we are well positioned to provide financing and research and development resources to medical products and health care-related companies for the following reasons:

      o     Focus on innovative technologies, products and services;

      o     Network  of  well  respected   industry   affiliations  and  medical
            expertise;

      o     Expertise in originating, structuring and monitoring investments;

      o     Flexible investment approach; and

      o     Established deal sourcing network.

FINANCIAL SERVICES INDUSTRY

            In recent years there has been substantial convergence among companies in the financial services industry. A large number of corporate entities, including, commercial banks, insurance companies and other broad-based financial services companies have established or acquired broker-dealers and asset management firms to compliment their existing lines of business. In general, there are two types of institutions that will be the initial focus of the Company's entry into the financial services industry -- broker-dealers and investment management firms. Other types of entities in which the Company may acquire or invest in the future, include, but are not necessarily limited to: finance companies (including real-estate and mortgage related finance companies), mutual fund companies, collection companies, technology companies related to the financial services industry and companies engaged in financing activities.

            The Company intends to enter the financial services business through the establishment of a broker-dealer or asset management subsidiary or through a majority or minority acquisition or joint venture interest in a company engaged in the provision of brokerage, asset management and/or similarly related services. The Company also intends to provide financial advice on mergers, acquisitions, restructurings and similar corporate finance matters in furtherance of its financial services business line.

            The Company has not invested in the financial services industry in the past and therefore has not compiled a track record regarding the financial performance to be expected in connection with the operation of this line of business. However, the Company intends to utilize and rely on its relationship with Ault Glazer, a private investment management firm owned and managed by Milton "Todd" Ault III and other principals of the Company as well as other third parties, to facilitate its acquisitions and/or joint investments the forgoing types of financial services companies.

COMPETITION

            The financial services industry is a highly competitive environment where there are no long-term contracted sources of revenue. Each engagement is separately awarded and negotiated. Our competitors are other investment banking firms, merchant banks, broker dealers and investment management firms. We compete with our competitors primarily on a regional, product or niche basis. We compete on the basis of a number of factors, including our range of products and services, innovation, and reputation.

            As we expand our financial services business, we face competition to acquire investments in attractive portfolio companies. The activity of identifying, completing and realizing attractive private equity investments of the types we expect to make is competitive and involves a high degree of uncertainty. We may be competing with other investors and corporate buyers for the investments that we make.

            Competition is also intense for the attraction and retention of qualified employees. Our ability to compete effectively in financial services industry will depend upon our ability to attract new employees and retain and motivate our existing employees.

THE REAL ESTATE INDUSTRY

            The  Company's  real estate  operations  will  eventually  include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. Therefore, performance of the real estate operations will largely be dependent upon the performance of the operating properties, the current status of the Company's development projects and non-recurring gains or losses recognized when and if real estate assets are sold. As a result, the results of operations for the Company's real estate operations are likely to be unpredictable and may experience significant year-over-year fluctuations.

            The Company had several real estate investments at December 31, 2004. These investments consisted of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. The Company's real estate investments are held in Franklin Properties. Franklin Properties primary focus is on the acquisition and management of income producing real estate holdings.

COMPETITION

            The Company's real estate operations are in competitive environments. The Company has concentrations of investments in Baltimore, Maryland and Heber Springs, Arkansas. The Company competes with a large number of real estate property owners and developers. Principal factors of competition are rent charged, attractiveness of location, the quality of the property and breadth and quality of services provided. The success of the Company's real estate operations depends upon, among other factors, trends of the national and local economies, financial condition and operating results of prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

RECENT DEVELOPMENTS

            On February 25, 2005, in furtherance of the implementation of the Company's Restructuring Plan the Company purchased SurgiCount, a privately held, California-based developer of patient safety devices. SurgiCount is the Company's first major acquisition in its plan to become a leader in the multi-billion dollar patient safety field market and management believes that the acquisition is a significant milestone in the Company's plan to shift its focus from radio and telecommunications to products and services targeting patient safety.

            On March 2, 2005, the Company made an investment in the common stock of Administration for International Credit & Investments, Inc. ("AICI"), valued at $450,000. As part of its investment, the Company received 225,000 warrants to purchase common stock at $1.50 per share and 225,000 warrants to purchase common stock at $2.00 per share. The warrants are exercisable for a period of five years and are callable by AICI in certain instances. AICI operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. AICI's fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through AICI's system. AICI invoices and processes payments for its members' transactions and offsets credit risk through its credit management programs with third parties. AICI's name changed to Ipex, Inc and began trading on the OTC Bulletin Board on March 29, 2005.

            On March 16, 2005, Ault Glazer filed a Schedule 13D with the SEC relating to its holdings in Tuxis Corporation ("Tuxis"). Tuxis, a Maryland corporation, currently is registered under the 1940 Act, as a closed-end management investment company. Tuxis previously received Board of Directors and shareholder approval to change the nature of its business so as to cease to be an investment company and on May 3, 2004, filed an application with the SEC to de-register. At March 16, 2005, the Company directly held 36,000 shares and indirectly, by virtue of its relationship with Ault Glazer, held 98,000 shares of Tuxis common stock, which represented approximately 3.66% and 9.96%, respectively, of the total outstanding shares. At December 31, 2004, Tuxis had reportable net assets of approximately $9.1 million.

INVESTMENT PROCESS

            The Company identifies investment opportunities in our target industries through an extensive network of contacts in the medical products and health care solutions industries, relationships with venture capital firms and other associations with individuals at University hospitals such as those operated by Harvard and the University of California, San Francisco. Upon identification of an investment opportunity the Company relies upon the executive management team to conduct a thorough evaluation of the company and its technology. As required, the executive management team may consult with individuals that have specialized expertise in the target industry. In the case of an investment where Franklin is the sole or lead investor and the executive management team is satisfied with its evaluation, the basic terms of an investment are negotiated directly by the executive management team and, depending on the amount of the transaction, presented to the Board for approval. Upon mutual acceptance of the basic terms, outside counsel would prepare the transaction investment documents.

            On March 2, 2005, the Company filed definitive proxy materials with the Securities and Exchange Commission in connection with its 2004 Annual Meeting of the Stockholders (the "ANNUAL MEETING"). The Annual Meeting is being held on March 30, 2005 in order to vote on the following proposals: (i) the election of Lytle Brown III as a Class I Director to hold office for a three-year term expiring in 2007, or until his successor has been duly elected and qualified or until his earlier death, resignation or removal, in accordance with the Company's bylaws, as amended; (ii) the ratification of the appointment by the Board of Directors of the Company (the "BOARD") of Rothstein, Kass & Company, P.C. ("ROTHSTEIN KASS") to serve as independent auditors for the fiscal year ended December 31, 2004; (iii) the authorization and approval of the stock option component of the stock option and restricted stock plan for the Company (the "NEW PLAN"); (iv) the authorization and approval of the restricted stock component of the New Plan; (v) the authorization and approval of the payment of cash and equity compensation to Milton "Todd" Ault III ("AULT"), Lynne
Silverstein ("SILVERSTEIN"), and Louis Glazer and Melanie Glazer (the "GLAZERS"), each of whom may be deemed to be an "interested stockholder" (as defined in Section 203 of the Delaware General Corporate Law ("DGCL")) of the Company; (vi) the authorization and approval of the sale of common stock par value $1.00 of the Company ("COMMON STOCK"), warrants to purchase Common Stock ("WARRANTS") and other securities representing indebtedness convertible into Common Stock to Ault, Silverstein and the Glazers, each of whom may be deemed to be an "interested stockholder" (as defined in Section 203 of the DGCL), on terms that are approved by the Board consistent with its fiduciary duties and market terms existing at the time of such offering, including those relating to price per share, interest rate, warrant coverage and registration rights for such issuances and the requirements of applicable law, including the 1940 Act, as described in this proxy statement; (vii) the authorization and approval of the certificate of amendment to the Amended and Restated Certificate of Incorporation of the Company (the "CERTIFICATE OF AMENDMENT") to reduce the par value of the Common Stock from $1.00 per share to $0.33 per share and effect a three-for-one split of the Common Stock (the "STOCK SPLIT"); (viii) the authorization and approval of the prospective issuance of bonds, notes or other evidences of indebtedness that are convertible into Common Stock ("CONVERTIBLE BONDS," "CONVERTIBLE NOTES" or "OTHER CONVERTIBLE INDEBTEDNESS") in accordance with the requirements of the 1940 Act; (ix) the authorization and approval of the Board to withdraw the Company's election to be treated as a BDC pursuant to
Section 54(c) under the 1940 Act; (x) the authorization and approval of the Certificate of Amendment to change the name of the Company to "Patient Safety Technologies, Inc."; and (xi) the authorization and approval of the Certificate of Amendment to decrease the authorized number of shares of Common Stock from 50,000,000 shares to 25,000,000 shares and decrease the authorized number of shares of Preferred Stock from 10,000,000 shares to 1,000,000 shares.

            Please refer to our definitive proxy statement filed with the SEC on March 2, 2005 and September 30, 2004, our quarterly reports on Form 10-Q filed with the SEC for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004, and our Form 8-K's filed with the SEC on October 27, 2004, November 3, 2004, November 9, 2004, November 19, 2004, December 8, 2004, December 27, 2004,
January 4, 2005, February 9, 2005, February 9, 2005, and March 3, 2005 for additional descriptions of, and information relating to, the Restructuring Plan, the proposals voted on by the Company's stockholders at the Special Meeting of Stockholders held on October 28, 2004, press releases related to the announcement of the Company's future plans, and the proposals to be voted at the Company's upcoming Annual Meeting.

PORTFOLIO OF INVESTMENTS

            The Company has historically invested in long-term equity securities of start-up and early stage companies in the radio and telecommunications industry. However, as a result of the Restructuring Plan, the Company has shifted its investment focus toward that of investments in companies in the medical products/health care solutions and financial services and real estate industries. These private businesses may be thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have little or no history of operations.

            The following is a discussion of our most significant investments at February 25, 2005. Pursuant to the Restructuring Plan, the Company shifted its primary investment focus from the radio and telecommunications industry to the medical products and health care solutions industries, and to a lesser extent in the financial services and real estate industries. In conjunction with this shift, on October 22, 2004, we sold our remaining equity interests in Excelsior Radio Networks, Inc.("EXCELSIOR") to Quince Associates, LP ("QUINCE") for $1,489,210. For a more detailed discussion of this transaction, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" - "OVERVIEW" and "INVESTMENTS - EXCELSIOR RADIO NETWORKS, INC."

SurgiCount

            On February 25, 2005, the Company purchased SurgiCount Medical Inc. ("SURGICOUNT"), a privately held, California-based developer of patient safety devices. Under the terms of the agreement, the Company paid to Brian Stewart and Dr. William Stewart, the holders of 100% of the outstanding capital stock of SurgiCount (the "Shareholders"), consideration in the amount of $340,000 in cash and 200,000 shares of Common Stock, of which 10,000 shares of Common Stock will be held in escrow until August 2005. In addition, if certain milestones are satisfied, the Company will issue up to an additional 33,334 shares of Common Stock to the Shareholders.

            SurgiCount is the Company's first major acquisition in its plan to become a leader in the multi-billion dollar patient safety field market. Management believes that the acquisition is a significant milestone in the Company's plan to shift its focus from radio and telecommunications to products and services targeting health care and patient safety. SurgiCount owns patents issued in the United States and Europe related to patient safety, among them, the Safety-Sponge(TM) System, an innovation which management believes will allow the Company to capture a significant portion of what we believe, based on industry sources, to be approximately $650 million in annual U.S., European and Japanese surgical sponge sales.

            The Safety-Sponge(TM) System allows for faster and more accurate counting of surgical sponges. SurgiCount has obtained FDA 510k exempt status for the Safety-Sponge(TM) line. The Safety-Sponge(TM) line of sponges has passed required FDA biocompatibility tests including ISO sensitization, cytotoxicity and skin irritation tests. SurgiCount is now a wholly-owned subsidiary of the Company.

China Nurse

            On November 23, 2004, the Company entered into a strategic relationship with China Nurse LLC ("China Nurse"), an international nurse-recruiting firm based in New York that focuses on recruiting and training qualified nurses from China and Taiwan for job placement with hospitals and other health care facilities in the United States. In connection with this strategic relationship, the Company has agreed to provide referrals and other assistance and has also made a small capital investment in that company.

Digicorp

            On December 29, 2004, the Company entered into a Common Stock Purchase Agreement with certain shareholders of DigiCorp (the "Agreement"), to purchase an aggregate of 3,453,527 shares of DigiCorp common stock. Of such shares, 2,229,527 shares were purchased for $.135 per share on December 29, 2004, 100,787 shares were purchased for $.145 on December 29, 2004. Franklin agreed to purchase an additional 1,224,000 shares of DigiCorp common stock from the selling shareholders at such time as the shares are registered for resale with the SEC. The purchase price for such shares is $.135 or $.145 per share, depending on when the closing occurs. Digicorp's common stock is traded on the OTC Bulletin Board. In connection with the Agreement, Franklin is entitled to designate two members to the Board of Directors of Digicorp. Franklin's first designee, Melanie Glazer, was appointed on December 29, 2004. The Company is currently evaluating several strategic alternatives for the use of the DigiCorp entity, however, no definitive plan has been decided upon at this time.

Alacra Corporation

            At December 31, 2004, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation, valued at $1,000,000, which represented 14.4% of the corporation's total assets and 28.0% of its net assets. Franklin has the right to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. Alacra, based in New York, is a global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra's customers include more than 750 financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

Real Estate Investments

            At December 31, 2004, the Company held a portfolio of real estate investments through Franklin Capital Properties, LLC ("Franklin Properties"), a Delaware limited liability company and a wholly owned subsidiary. As of December 31, 2004 Franklin Properties was valued at $738,518, which represents 10.7% of the Company's total assets and 20.7% of its net assets. Franklin Properties primary focus is on the acquisition and management of income producing real estate holdings. Franklin Properties real estate holdings consist of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. Franklin Properties intends to renovate the single family buildings and engage in an active rental program.

            For  more  information   about  the  Company's  other   investments,
including its real estate holdings, see Item 7 "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION."

Excelsior Radio Networks, Inc.

            At December 31, 2003, the Company had an investment in Excelsior Radio Networks, Inc., formerly known as eCom Capital, Inc., valued at $1,921,270 which represented 59.0% of the Company's total assets and 94.9% of its net assets. Excelsior produces and syndicates programs and services heard on more than 2,000 radio stations nationwide across most major formats.

            Franklin along with Sunshine initially purchased Excelsior on August 28, 2001. On October 3, 2002, Franklin sold 773,196 common shares for $1.94 per share for $1,500,000 realizing a gain of $726,804. On January 31, 2003, Franklin purchased and subsequently on May 29, 2003, Franklin cancelled the purchase, 33,750 common shares for $1.625 per share and 65,199 warrants to acquire shares of Excelsior common stock at an exercise price of $1.125 per share for $0.50 per warrant. On August 12, 2003, Franklin sold 193,000 common shares for $1.30 per share for $250,900 realizing a gain of $57,900. Franklin has stock appreciation rights on these common shares as follows, a) in the event that Excelsior is sold on or before August 8, 2004 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed total proceeds to Franklin of $1.94 per share, and b) in the event that Excelsior is sold on or before August 8, 2005 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.625 per share. On October 8, 2003, Franklin sold to Sunshine 375,000 shares of the common stock of Excelsior for an aggregate purchase price of $750,000, realizing a gain of $375,000, pursuant to a stock purchase agreement between Sunshine and Franklin. On March 19, 2004 Franklin sold an additional 58,804 shares of the common stock of Excelsior to Sunshine for an aggregate purchase price of $117,608, $2.00 per common share. Franklin has stock appreciation rights on the common shares sold to Sunshine on October 8, 2003 and March 19, 2004, such that if Excelsior is sold and the purchaser of the common shares from Franklin receives more than $3.50 per share, Franklin is entitled to receive 80% of the value greater than $3.50 per share.

            On June 30, 2004, Franklin sold 200,000 common shares of Excelsior to Quince Associates, LP ("Quince") for an aggregate purchase price of $500,000, $2.50 per common share. On July 5, 2004, Franklin entered into an agreement with Quince to sell Franklin's remaining interest in Excelsior. The transactions contemplated by this agreement were subject to shareholder approval. On October 22, 2004, Franklin's shareholders approved the sale and Franklin agreed to sell its remaining 550,000 shares of Excelsior common stock at $2.50 per share and warrants exercisable for 74,232 shares of Excelsior common stock at an exercise price of $1.20 per share at $1.30 per warrant and warrants exercisable for 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share at $1.375 per warrant. On September 24, 2004, 100,000 shares of common stock of Excelsior were sold for an aggregate purchase price of $250,000 as an advance to the final sale. On October 22, 2004, Franklin sold its remaining interest in Excelsior to Quince for an aggregate purchase price of $1,489,210. Cumulative realized gains on the sale of Excelsior common stock and warrants to purchase Excelsior common stock to Quince amounted to $1,389,210.

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

Other Investments

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

EMPLOYEES

            As of December 31, 2004, we had 7 employees in our offices, all based in our Santa Monica office. We believe our relations with our employees are good.

MATERIAL U.S. FEDERAL INCOME TAX CONSIDERATIONS

            For federal and state income tax purposes, we are taxed at regular corporate rates on ordinary income and recognize gains on distributions of appreciated property. We are not entitled to the special tax treatment available to BDCs that elect to be treated as regulated investment companies under the Internal Revenue Code because, among other reasons, we do not distribute at least 90% of "investment company taxable income" as required by the Internal Revenue Code for such treatment. As of December 31, 2004, we had a net operating loss carryforward of approximately $8.6 million to offset future taxable income for federal income tax purposes. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RESULTS OF OPERATIONS--TAXES." Distributions in excess of current or accumulated earnings and profits will be treated first as a return of capital to the extent of the holder's tax basis and then as gain from the sale or exchange of property.

            In the event that the company withdraws its election to be treated as a BDC, the Company does not believe that the withdrawal of its election to be treated as a BDC will have any impact on its federal income tax status, since it has never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. (Electing for treatment as a regulated investment company under Subchapter M generally allows a qualified investment company to avoid paying corporate level federal income tax on income it distributes to its stockholders.) Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its stockholders) as a "regular" corporation under Subchapter C of the Code. There will be no change in its federal income tax status as a result of it becoming an operating company.

            For more information about the Company's plans to withdraw its election as a BDC, see "WITHDRAWAL OF THE COMPANY'S ELECTION TO BE TREATED AS A BDC MAY INCREASE THE RISKS TO OUR SHAREHOLDERS SINCE THE COMPANY WOULD NOT BE SUBJECT TO MANY OF THE REGULATORY RESTRICTIONS IMPOSED BY, OR RECEIVE THE FINANCIAL REPORTING BENEFITS, OF THE 1940 ACT" below.

REGULATION OF THE MEDICAL PRODUCTS AND HEALTHCARE INDUSTRY

            The healthcare industry is affected by extensive government regulation at the Federal and state levels. In addition, the Company's business may also be subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward regulation of increasing stringency. In the United States, the drug, device, diagnostics and cosmetic industries have long been subject to regulation by various federal, state and local agencies, primarily as to product safety, efficacy, advertising and labeling. The exercise of broad regulatory powers by the FDA continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends toward product and process regulation are also evident in a number of major countries outside of the United States, especially in the European Economic Community where efforts are continuing to harmonize the internal regulatory systems.

            The costs of human health care have been and continue to be a subject of study, investigation and regulation by governmental agencies and legislative bodies in the United States and other countries. In the United States, attention has been focused on drug prices and profits and programs that encourage doctors to write prescriptions for particular drugs or recommend particular medical devices. Managed care has become a more potent force in the market place and it is likely that increased attention will be paid to drug and medical device pricing, appropriate drug and medical device utilization and the quality of health care.

            The regulatory agencies under whose purview the Company operates have administrative powers that may subject the Company to such actions as product recalls, seizure of products and other civil and criminal sanctions. In some cases the Company may deem it advisable to initiate product recalls voluntarily. We are also subject to the Safe Medical Devices Act of 1990, which imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury or death caused by a medical device.

            In addition, sales and marketing practices in the health care industry have come under increased scrutiny by government agencies and state attorney generals and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.

            Changes in regulations and healthcare policy occur frequently and may impact our results, growth potential and the profitability of products we sell. There can be no assurance that changes to governmental reimbursement programs will not have a material adverse effect on the Company.

REGULATION AS A BUSINESS DEVELOPMENT COMPANY

GENERAL

            A BDC is regulated by the 1940 Act. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them. A BDC may use capital provided by public stockholders and from other sources to invest in long-term, private investments in businesses.

            We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

            As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to the company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

            As a BDC, we are required to meet a coverage ratio of the value of total assets to total senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our directors who are not interested persons and, in some cases, prior approval by the SEC.

            We are not generally able to issue and sell our common stock at a price below net asset value per share. See "RISK FACTORS--RISKS RELATING TO OUR BUSINESS AND STRUCTURE--REGULATIONS GOVERNING OUR OPERATION AS A BDC AFFECT OUR ABILITY TO, AND THE WAY IN WHICH WE RAISE ADDITIONAL CAPITAL." We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

            We will be periodically examined by the SEC for compliance with the 1940 Act.

            As a BDC, we are subject to certain risks and uncertainties. See "RISK FACTORS--RISKS RELATING TO OUR BUSINESS AND STRUCTURE."

            In addition, the Company currently has plans, subject to shareholder approval at the Annual Meeting, to withdraw the Company's election to be treated as a BDC regulated under the 1940 Act. See "WITHDRAWAL OF THE COMPANY'S ELECTION TO BE TREATED AS A BDC MAY INCREASE THE RISKS TO OUR SHAREHOLDERS SINCE THE COMPANY WOULD NOT BE SUBJECT TO MANY OF THE REGULATORY RESTRICTIONS IMPOSED BY, OR RECEIVE THE FINANCIAL REPORTING BENEFITS, OF THE 1940 ACT" below.

REGULATION OF THE FINANCIAL SERVICES INDUSTRY

FINANCIAL SERVICES INDUSTRY REGULATION

            The growth and earnings performance of a financial institution are affected not only by management decisions (such as the development of a business plan and lending decisions) and general economic conditions (such as interest rates, housing demand and business cycles), but also by the various governmental regulations and authorities, including, but not limited to, regulation by the Board of Governors of the Federal Reserve System ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency ("OCC"), the Office of Thrift Supervision ("OTS"), the Internal Revenue Service ("IRS"), and other federal and state authorities.

            In addition, the Company will also be subject to extensive regulation by self-regulatory bodies, including the New York Stock Exchange
(NYSE) and various other stock exchanges, the Securities and Exchange Commission
(SEC), the National Association of Securities Dealers Regulation, Inc. (NASDR) and foreign regulatory bodies.

            Federal and state laws and regulations generally applicable to financial institutions regulate, among other things, the scope of business, investment activities, capital levels, reserves against deposits, collateral requirements, transactions with insiders and certain affiliates, the establishment of branches, mergers, acquisitions, consolidations, the issuance of equity and debt, and the payment of dividends.

            Broker-dealers and investment advisers are subject to regulation covering virtually all aspects of their businesses. These regulatory authorities have adopted rules that govern the securities industry and, as a normal part of their procedures, conduct periodic examinations of the Company's securities brokerage and asset management operations. Additional legislation, changes in rules promulgated by the SEC, foreign regulatory agencies, or any self-regulatory organization, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of the Company. In the United States, brokerage firms and certain investment advisers also are subject to regulation by state securities commissions in the states in which they conduct business. These regulatory authorities, including state securities commissions, may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of a broker-dealer or investment adviser, its officers or employees.

REGULATION OF THE REAL ESTATE INDUSTRY

            The real estate development industry is subject to substantial environmental, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities. In order to develop its properties, the Company must obtain the approval of numerous governmental agencies regarding such matters as permitted land uses, density, the installation of utility services (such as water, sewer, gas, electric, telephone and cable television) and the dedication of acreage for various community purposes. Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals or modifications of approvals previously obtained. Delays in obtaining required approvals and authorizations could adversely affect the profitability of the Company's projects.

QUALIFYING ASSETS

            As a BDC, we may not acquire any asset other than "qualifying assets" unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

      o Securities of an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

            o is organized and has its principal place of business in the U.S.;

            o is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a BDC; and

            o does not have any class of publicly traded securities with respect to which a broker may extend margin credit (i.e., a "marginable security").

      o Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

      o Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

            Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve's margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve's current margin rules. As a result, the staff of the SEC has raised the question to the BDC industry as to whether a private company that has outstanding debt securities would qualify as an "eligible portfolio company" under the 1940 Act.

            The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve's 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC's proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC's proposed rules and assessing their impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations.

            Until the SEC or its staff has taken a final public position with respect to the issue discussed above, we will continue to monitor this issue closely, and may be required to adjust our investment focus to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

            In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in eligible portfolio companies, or in other securities that are consistent with its purpose as a BDC.

SIGNIFICANT MANAGERIAL ASSISTANCE

            To include certain securities described above as qualifying assets for the purpose of the 70% test, a BDC must offer to make available to the issuer of those securities significant managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company. We offer to provide managerial assistance to our portfolio companies.

INVESTMENT CONCENTRATION

            Our investment objective is to maximize our portfolio's total return, principally by investing in the debt and/or equity securities of companies in the medical products, healthcare solutions, financial services and real estate industries. In this respect, we concentrate in these sectors and invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in the medical products, healthcare solutions, financial services and real estate industries. This 80% policy is not a fundamental policy and therefore may be changed without the approval of our stockholders. However, we may not change or modify this policy unless we provide our stockholders with at least 60 days prior notice, pursuant to Rule 35d-1 of the 1940 Act. See "RISK FACTORS--RISKS RELATED TO OUR INVESTMENTS--OUR PORTFOLIO MAY BE CONCENTRATED IN A LIMITED NUMBER OF PORTFOLIO COMPANIES."

1940 ACT CODE OF ETHICS

            As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. See "Risk factors--Risks relating to our business and structure--There are significant potentiaL conflicts of interest." Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. A copy of the code of ethics may be obtained, without charge, upon a written request mailed to: Franklin Capital Corporation c/o Corporate Secretary, 100 Wilshire Boulevard, Suite 1500, Santa Monica, California 90401.

CODE OF BUSINESS CONDUCT AND ETHICS

            Each executive officer and director as well as every employee of the Company is subject to the Company's Code of Business Conduct and Ethics which was adopted by the Board on November 11, 2004 and filed as Appendix D to the definitive proxy materials filed with the SEC on March 2, 2005. The code of ethics applies to all the directors, officers and certain employees of the Company, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Business Conduct and Ethics may be obtained, without charge, upon a written request mailed to: Franklin Capital Corporation c/o Corporate Secretary, 100 Wilshire Boulevard, Suite 1500, Santa Monica, California 90401.

COMPLIANCE POLICIES AND PROCEDURES

            We have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and are required to review these compliance policies and procedures annually for their adequacy and the effectiveness of their implementation, and to designate a

Chief Compliance Officer to be responsible for administering the policies and procedures. Lynne Silverstein serves as Chief Compliance Officer for the Company.

SARBANES-OXLEY ACT OF 2002

            On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act, as well as the rules and regulations promulgated thereunder, imposed a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

      o Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

      o Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

      o Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

      o Pursuant to Item 308 of Regulation S-K and Rule 13a-15 of the 1934 Act, our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

AVAILABLE INFORMATION

            Copies of the Company quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Corporate Secretary, Franklin Capital Corporation, 100 Wilshire Boulevard, Suite 1500, Santa Monica, CA 90401 or by calling (310) 752-1416. You may also obtain the documents filed by Franklin Capital with the Securities and Exchange Commission for free at the Internet website maintained by the Securities and Exchange Commission at www.sec.gov. The Company does not currently make these documents available on its website.

RISK FACTORS

            AN INVESTMENT IN OUR SECURITIES INVOLVES A HIGH DEGREE OF RISK RELATING TO OUR BUSINESS, STRATEGY, STRUCTURE AND INVESTMENT OBJECTIVES. THE RISKS SET OUT BELOW ARE NOT THE ONLY RISKS WE FACE, AND WE FACE OTHER RISKS WHICH ARE NOT YET PREDICTABLE OR IDENTIFIABLE. IF ANY EVENTS UNDERLYING OR RELATING TO THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IN SUCH CASE, OUR NET ASSET VALUE AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. IN ADDITION TO THE RISK FACTORS DESCRIBED BELOW, OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY GENERALLY INCLUDE:

o     CHANGES IN OR CONDITIONS AFFECTING THE ECONOMY;

o RISK ASSOCIATED WITH POSSIBLE DISRUPTION IN THE COMPANY'S OPERATIONS DUE TO TERRORISM;

o FUTURE REGULATORY ACTIONS AND CONDITIONS IN THE COMPANY'S OPERATING AREAS OR TARGET INDUSTRIES FOR INVESTMENTS; AND

o OTHER RISKS AND UNCERTAINTIES AS MAY BE DETAILED FROM TIME TO TIME IN THE COMPANY'S PUBLIC ANNOUNCEMENTS AND SEC FILINGS.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE RECENTLY RESTRUCTURED OUR INVESTMENT STRATEGY AND OBJECTIVE AND HAVE LIMITED OPERATING HISTORY UNDER OUR NEW STRUCTURE.

            Upon the change of control that occurred in October 2004, we restructured our investment strategy and objective to focus on the medical products, healthcare solutions, financial services and real estate industries instead of the radio and telecommunications industries. We have a limited operating history under this new structure. We are subject to all of the business risks and uncertainties associated with any new investment strategy or objective, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially.

THE COMPANY MAY NOT SUCCESSFULLY IMPLEMENT ITS RESTRUCTURING PLAN

            The Restructuring Plan has shifted Franklin's investment strategy away from the radio and telecommunications industry and refocused it on the medical products, healthcare solutions, financial services and real estate industries. Franklin has not typically invested in these industries in the past and therefore has not compiled a track record regarding the financial performance to be expected in connection with these new investments. There can be no assurance regarding the return on, or the recovery of, Franklin's investments in businesses in these industries, and whether such investments will be profitable.

            Moreover, there are a number of inherent risks for entities doing business in the medical products, healthcare solutions, financial services and real estate industries, including a complex array of regulatory requirements. These risks could have a material adverse effect on the profitability of the businesses in which Franklin invests, which in turn could have a material adverse effect on the return on, or the recovery of, Franklin's investment in such businesses.

WITHDRAWAL OF THE COMPANY'S ELECTION TO BE TREATED AS A BDC MAY INCREASE THE RISKS TO OUR SHAREHOLDERS SINCE THE COMPANY WOULD NOT BE SUBJECT TO MANY OF THE REGULATORY RESTRICTIONS IMPOSED BY, OR RECEIVE THE FINANCIAL REPORTING BENEFITS, OF THE 1940 ACT

            If the Company withdraws its election to be treated as a BDC, the Company would no longer be subject to regulation under the 1940 Act, which is designed to protect the interests of investors in investment companies. As a non-BDC, the Company will not be subject to many of the regulatory, financial reporting and other requirements and restrictions imposed by the 1940 Act including, but not necessarily limited to, limitations on the amounts, types and prices at which securities which may be issued, participation in related party transactions, the payment of compensation to executives, and the scope of eligible investments.

            In the event that the Company withdraws its election to be treated as a BDC and becomes an operating company, the fundamental nature of the Company's business will change from that of investing in a portfolio of securities in the radio and telecommunications industries, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of operating businesses in the medical products, health care solutions, financial services and real estate industries, with the goal of generating income from the operations of those businesses. No assurance can be given that our business strategy or investment objectives will be achieved by withdrawing our election to be treated as a BDC.

            Further, the election to withdraw the Company as a BDC under the 1940 Act will result in a significant change in the Company's method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. As an operating company, the required financial statement presentation and accounting for securities held will be either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company's intent with respect to the period of time it intends to hold the investment.

A change in the Company's method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company's ability to report an increase in the value of its holdings as they occur. Also, as an operating company, the Company would have to consolidate its financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

WE ARE DEPENDENT UPON OUR KEY MANAGEMENT PERSONNEL FOR OUR FUTURE SUCCESS, PARTICULARLY MILTON "TODD" AULT III.

            The Company is dependent on the diligence and skill of its senior management and other key personnel for the selection, structuring, closing and monitoring of its investments. The future success of the Company depends to a significant extent on the continued service and coordination of its senior management team, principally our Chief Executive Officer and Chairman, Milton "Todd" Ault III. Mr. Ault is not currently subject to an employment contract with us. The departure of any key management personnel, or Mr. Ault in particular, could have a material adverse effect on the Company's ability to implement its business strategy or achieve its investment objective.

            As a result of the implementation of the Restructuring Plan and pursuant to the Termination Agreement, on October 22, 2004, Stephen Brown resigned as the Chairman and Chief Executive Officer of the Company. In addition, certain other members of senior management and the board of directors either resigned or were replaced with new directors and/or officers. These new directors and/or officers have not previously been involved with the Company. Profitability of the Company would be dependent on this new management, as opposed to former management. As a result, there can be no assurance that the new senior management would operate the Company in a profitable manner.

OUR MANAGEMENT HAS LIMITED EXPERIENCE IN MANAGING AND OPERATING AS A PUBLIC COMPANY UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, OR A BDC UNDER THE 1940 ACT, AS AMENDED.

            Prior to the change in control that  occurred in October  2004,  our senior management were primarily engaged in operating a private investment management firm. In this capacity they developed a general understanding of the administrative and regulatory environment in which public companies operate. However, our senior management lacks practical experience operating a public company and relies in many instances on the professional experience and advice of third parties including its consultants, attorneys and accountants. Additionally, utilization of professionals is expensive and in the event we fail to reach profitability and/or raise additional capital there can be no assurance that these resources will be available to the Company in the future.

            Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business or us may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL DEPEND ON OUR ABILITY TO MANAGE OUR FUTURE GROWTH EFFECTIVELY.

            As part of the Restructuring Plan, we changed our investment strategy and objective and are currently recapitalizing our business. As such, our success in achieving our investment objective will depend on our ability to grow effectively and efficiently, including our ability to identify, analyze, and invest in and finance companies in a timely manner. Accomplishing this result will also require us to raise capital on a cost-effective and timely basis. As we grow, we will need to hire, train, supervise and manage new employees. Our failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS MODEL DEPENDS UPON THE DEVELOPMENT OF STRONG REFERRAL RELATIONSHIPS WITH PRIVATE EQUITY AND VENTURE CAPITAL FUNDS AND INVESTMENT BANKING FIRMS.

            If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of private companies and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to provide us with investment opportunities, and therefore there is no assurance that such relationships will lead to the origination of debt or other investments.

WE MAY EXPERIENCE FLUCTUATIONS IN OUR QUARTERLY RESULTS.

            We may experience fluctuations in our quarterly operating results due to a number of factors, including the rate at which we identify and make new investments, the success rate of our new investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

ECONOMIC RECESSIONS OR DOWNTURNS COULD IMPAIR OUR INVESTMENTS AND HARM OUR OPERATING RESULTS.

            Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our portfolio is likely to decrease during these periods. These conditions could lead to financial losses in our portfolio and a decrease in our revenues, net income, and assets.

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

THE INABILITY OF THE COMPANIES IN WHICH WE INVEST TO SUCCESSFULLY MARKET THEIR PRODUCTS WOULD HAVE A NEGATIVE IMPACT ON OUR INVESTMENT RETURNS

Even if the companies in which we invest are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of our portfolio companies may not be successful.

WE MAY NEED TO UNDERTAKE ADDITIONAL FINANCINGS TO MEET OUR GROWTH, OPERATING AND/OR CAPITAL NEEDS.

            We anticipate that monetizable revenue from our operations for the foreseeable future may not be sufficient to meet our growth, operating and/or capital requirements. We believe that we currently have the financial resources to meet our operating requirements for the next twelve months. We may however undertake additional equity financings to better enable the Company to meet its future growth, operating and/or capital requirements. We have no commitments for any financings, and there can be no assurance that any such commitments can be obtained on terms acceptable to us, if at all. Any equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants or other adverse terms with respect to raising future capital and other financial and operational matters. If we are unable to obtain financing as needed, we may be required to reduce the scope of our expansion and growth plans, as well as operations, which could have a material adverse effect on us.

THERE ARE SIGNIFICANT POTENTIAL CONFLICTS OF INTEREST, WHICH COULD IMPACT OUR INVESTMENT RETURNS.

            Our executive officers and directors serve or may serve as officers and directors of entities who operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, certain of the Company's officers, directors and/or their family members have existing responsibilities and, in the future, may have additional responsibilities, to act and/or provide services as executive officers, directors, owners and/or managers of Ault Glazer. Accordingly, certain conflicts of interest between the Company and Ault Glazer will occur from time to time. The Company will attempt to resolve any such conflicts of interest in its favor. Because of these possible conflicts of interest, such individuals may direct potential business and investment opportunities to other entities rather than to us.

            The Board does not believe that the Company has any conflicts of interest with the business of Ault Glazer, other than certain of the Company's officers responsibility to provide certain management and administrative services to Ault Glazer and its clients from time-to-time. However, subject to applicable law, the Company may engage in transactions with Ault Glazer and related parties in the future. These related party transactions may raise conflicts of interest and, although the Company does not have a formal policy to address such conflicts of interest, the Audit Committee intends to evaluate relationships and transactions involving conflicts of interest on a case by case basis and the approval of the Audit Committee shall be required for all such transactions. The Audit Committee intends that any related party transactions will be on terms and conditions no less favorable to the Company than those terms and conditions reasonably obtainable from third parties and in accordance with applicable law.

            In order to minimize the potential conflicts of interest that might arise, we have adopted a Code of Ethics in accordance with the requirements of Investment Company Act that applies to all the directors, officers and certain employees of the Company. A copy of the Code of Ethics may be obtained, without charge, upon a written request mailed to the Company.

ANY  TRANSACTIONS  WE  ENGAGE  IN WITH  AFFILIATES  WILL  INVOLVE  CONFLICTS  OF
INTEREST.

            Affiliated transactions between us and any of our affiliates, including our officers, directors or employees and principal stockholders are subject to inherent conflicts of interest. In many cases, the 1940 Act, as well as Federal and State securities laws and applicable State corporate regulations, prohibit transactions between such persons and ourselves unless we first apply for and obtain an exemptive order from the SEC. Delays and costs in obtaining necessary approvals may decrease or even eliminate any profitability of such transactions or make it impracticable or impossible to consummate such transactions. These affiliations could cause circumstances that would require the SEC's approval in advance of proposed transactions by us in portfolio companies. Further, depending upon the extent of our management's influence and control with respect to such portfolio companies, the selection of the affiliates of management to perform such services may not be a disinterested decision, and the terms and conditions for the performance of such services and the amount and terms of such compensation may not be determined at arm's-length negotiations.

THE SALE OR ISSUANCE OF SECURITIES TO INTERESTED STOCKHOLDERS MAY BE DILUTIVE TO OUR EXISTING SHAREHOLDERS

            In the event that the Company is no longer a BDC, and subject to approval of the stockholders at the Annual Meeting of the sale of securities to "interested stockholders" (as defined in Section 203 of the Delaware General Corporate Law), the Company may from time to time issue common stock, warrants to purchase common stock, or other securities representing indebtedness to Milton "Todd" Ault III, Lynne Silverstein, Louis Glazer or Melanie Glazer. Any sale of equity securities may be dilutive to the Company's stockholders, and debt financing, if available, may involve restrictive covenants with respect to raising future capital and other financial and operational matters. The securities which may be issued to Milton "Todd" Ault III, Lynne Silverstein, Louis Glazer or Melanie Glazer may have a material adverse effect on the market price of the Common Stock as a result of the potential for dilution created by the issuance of additional common stock, warrants to purchase common stock, or other securities representing indebtedness. In addition, resales by Milton "Todd" Ault III, Lynne Silverstein or Louis and Melanie Glazer may be made at times that are adverse to the interests of other stockholders. Such sales could further consolidate voting control in Milton "Todd" Ault III, Lynne Silverstein or Louis and Melanie Glazer.

ONE OF OUR CURRENT STOCKHOLDERS HAS SIGNIFICANT INFLUENCE OVER OUR MANAGEMENT AND AFFAIRS.

            Milton  "Todd" Ault III, our Chief  Executive  Officer and Chairman,
beneficially owns approximately 27.1% of our common stock as of February 28, 2005. Therefore Mr. Ault may be able to exert influence over our management and policies. Mr. Ault may acquire additional equity in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of the sale of us and might ultimately affect the market price of our common stock.

REGULATIONS GOVERNING OUR OPERATION AS A BDC AFFECT OUR ABILITY TO, AND THE WAY IN WHICH WE RAISE ADDITIONAL CAPITAL, WHICH MAY EXPOSE US TO RISKS, INCLUDING THE TYPICAL RISKS ASSOCIATED WITH LEVERAGE.

            Our business will require a substantial amount of capital, which we may acquire from the following sources:

SENIOR SECURITIES AND OTHER INDEBTEDNESS

            We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as "senior securities," up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we issue senior securities, including preferred stock and debt securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. If we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. If we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility.

            Our ability to pay dividends or issue additional senior securities would be restricted if our asset coverage ratio was not at least 200%. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. Furthermore, any amounts that we use to service our indebtedness would not be available for distributions to our common stockholders.

            In the event that the Company is no longer a BDC,  the Company  will not be subject to the prohibitions and limitations listed above which are currently imposed by 1940 Act. The Company does not currently have a self-imposed lower threshold limit with respect to its asset coverage ratio, and does not anticipate that such a limit would apply if it withdraws its election to be treated as a BDC.

COMMON STOCK

            We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in the best interests of the Company and its stockholders, and our stockholders approve such sale. In certain limited circumstances, pursuant to an SEC staff interpretation, we may also issue shares at a price below net asset value in connection with a transferable rights offering so long as: (1) the offer does not discriminate among shareholders; (2) we use our best efforts to ensure an adequate trading market exists for the rights; and (3) the ratio of the offering does not exceed one new share for each three rights held. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease and they may experience dilution. Moreover, we can offer no assurance that we will be able to issue and sell additional equity securities in the future, on favorable terms or at all.

            In the event that the Company is no longer a BDC, the Company will not be subject to the prohibitions and limitations listed above which are currently imposed by 1940 Act.

ANY  CHANGE  IN  REGULATION  OF  OUR  BUSINESS  COULD   NEGATIVELY   AFFECT  THE
PROFITABILITY OF OUR OPERATIONS.

            We are currently subject to government regulations because of our status as a BDC. As a BDC, the 1940 Act imposes numerous restrictions on our activities, including restrictions on the nature of our investments and transactions with affiliates. Any change in the law or regulations that govern our business could have a material impact on us or our operations. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change. In the event that the Company is no longer a BDC, many of the regulatory, financial reporting and other requirements and restrictions imposed by the 1940 Act will be removed. This could significantly impact the way the Company operates its business from a financial reporting, tax, legal, and accounting structure.

            Additionally, changes in the laws, regulations or interpretations of the laws and regulations that govern our portfolio companies, regulated investment companies or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply or we might have to restrict our operations.

PROVISIONS OF THE DELAWARE GENERAL CORPORATION LAW AND OF OUR CHARTER AND BYLAWS COULD DETER TAKEOVER ATTEMPTS AND HAVE AN ADVERSE IMPACT ON THE PRICE OF OUR COMMON STOCK.

            Our charter and bylaws, as well as certain statutory and regulatory requirements, contain certain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. These anti-takeover provisions may inhibit a change of control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price for our common stock.

RISKS RELATED TO OUR INVESTMENTS

INVESTING IN PRIVATE COMPANIES INVOLVES A HIGH DEGREE OF RISK.

            The Company's portfolio consists primarily of investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company has invested a substantial portion of its assets in private small private companies or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition and may be more vulnerable to customer preferences, market conditions, loss of key personnel, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

            The Company expects that some of its investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Company has been risk seeking rather than risk averse in its approach to its investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.

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

THE MEDICAL PRODUCTS AND HEALTHCARE-RELATED SECTOR IS SUBJECT TO MANY RISKS, INCLUDING VOLATILITY, INTENSE COMPETITION, DECREASING LIFE CYCLES AND PERIODIC DOWNTURNS.

            We invest in companies in the medical products and healthcare-related sector, some of which may have relatively short operating histories. The revenues, income (or losses) and valuations of medical products and healthcare-related companies can and often do fluctuate suddenly and dramatically. Also, the medical products and healthcare-related market is generally characterized by abrupt business cycles and intense competition. In addition, because of rapid technological change, the average selling prices of products and some services provided by the medical products and healthcare-related sector have historically decreased over their productive lives. As a result, the average selling prices of products and services offered by our portfolio companies may decrease over time, which could adversely affect their operating results and their ability to meet their financial obligations, as well as the value of any equity securities, that we may hold. This could, in turn, materially adversely affect our business, financial condition and results of operations.

OUR INVESTMENTS IN THE MEDICAL PRODUCTS AND HEALTHCARE-RELATED COMPANIES THAT WE ARE TARGETING MAY BE EXTREMELY RISKY AND WE COULD LOSE ALL OR PART OF OUR INVESTMENTS.

            Although a prospective portfolio company's assets are one component of our analysis when determining whether to provide equity or debt capital, we generally do not base an investment decision primarily on the liquidation value of a company's balance sheet assets. Instead, given the nature of the companies that we invests in, we also review the company's historical and projected cash flows, equity capital and "soft" assets, including intellectual property (patented and non-patented), databases, business relationships (both contractual and non-contractual) and the like. Accordingly, considerably higher levels of overall risk will likely be associated with our portfolio.

            Specifically,    investment    in   the   medical    products    and
healthcare-related companies that we are targeting involves a number of significant risks, including:

      o these companies may have limited financial resources and may be unable to meet their current or future financial obligations, which may result in the deterioration in the value of any collateral and a reduction in the likelihood of us realizing any value from the liquidation of such collateral;

      o they typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

      o because they tend to be privately owned, there is generally little publicly available information about these businesses; therefore, although the Company will perform "due diligence" investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses;

      o they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

      o they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position.

WE FACE STRONG COMPETITION FROM FAR LARGER FIRMS IN THE FINANCIAL SERVICES INDUSTRY

            The financial services industry is intensely competitive and we expect it to remain so. We compete on the basis of a number of factors, including the quality of our advice and service, innovation, and reputation. Most of our competitors in the financial services industry have a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, greater global reach and more established relationships with potential customers than we have. These larger and better capitalized competitors may be better able to respond to changes in the financial services industry, to compete for skilled professionals, to finance investment and acquisition opportunities, to fund internal growth and to compete for market share generally.

DIFFICULT  MARKET  CONDITIONS  COULD  ADVERSELY  AFFECT OUR  FINANCIAL  SERVICES
BUSINESS

            Adverse market or economic conditions would likely affect the number and size of transactions on which we provide mergers and acquisitions advice and therefore adversely affect the amount of capital we commit to these strategic relationships.


            Adverse market or economic conditions as well as a slowdown of activity in the sectors in which the portfolio companies of our merchant banking funds operate could have an adverse effect on the earnings of those portfolio companies, and therefore, our earnings, especially in the future as we seek to increase our merchant banking fund management revenues.



REAL ESTATE INVESTMENTS' VALUE AND INCOME FLUCTUATE DUE TO VARIOUS FACTORS.

            THE VALUE OF REAL ESTATE FLUCTUATES DEPENDING ON CONDITIONS IN THE GENERAL ECONOMY AND THE REAL ESTATE BUSINESS. THESE CONDITIONS MAY ALSO LIMIT OUR REVENUES AND AVAILABLE CASH.

            The factors that may affect the value of the our real estate include, among other things, national, regional and local economic conditions; consequences of any armed conflict involving, or terrorist attack against, the United States; our ability to secure adequate insurance; local conditions such as an oversupply of space or a reduction in demand for real estate in the area; competition from other available space; whether tenants consider a property attractive; the financial condition of tenants, including the extent of tenant bankruptcies or defaults; whether we are able to pass some or all of any increased operating costs through to tenants; how well we manage our properties; fluctuations in interest rates; changes in real estate taxes and other expenses; changes in market rental rates; the timing and costs associated with property improvements and rentals; changes in taxation or zoning laws; government regulation; availability of financing on acceptable terms or at all; potential liability under environmental or other laws or regulations; and general competitive factors.

            The rents we expect to receive and the occupancy levels at our properties may not materialize as a result of adverse changes in any of these factors. If our rental revenues fail to materialize, we generally would expect to have less cash available to pay our operating costs. In addition, some expenses, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related rents decline.

            WE ANTICIPATE ON LEASING SPACE TO TENANTS ON ECONOMICALLY FAVORABLE TERMS AND COLLECTING RENT FROM OUR TENANTS, WHO MAY NOT BE ABLE TO PAY.

            Our financial results depend on leasing space in our properties to tenants on economically favorable terms. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal costs to enforce those rights.

            BANKRUPTCY OR INSOLVENCY OF TENANTS MAY DECREASE OUR EXPECTED REVENUES AND AVAILABLE CASH.

            A number of companies have declared bankruptcy in recent years. If a major tenant were to declare bankruptcy or become insolvent, the rental property where it leases space may have lower revenues and operational difficulties. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of funds from operations available to pay our operating cost.

            REAL ESTATE IS A COMPETITIVE BUSINESS.

            For a discussion of risks related to competition in the real estate business, see "THE REAL ESTATE INDUSTRY - COMPETITION."

OUR REAL ESTATE INVESTMENTS ARE CONCENTRATED IN BALTIMORE, MARYLAND AND HEBER SPRINGS, ARKANSAS. CIRCUMSTANCES AFFECTING THESE AREAS GENERALLY COULD ADVERSELY AFFECT OUR BUSINESS.

            A significant proportion of our real estate investments are in Baltimore, Maryland and Heber Springs, Arkansas and are affected by the economic cycles and risks inherent to those regions. Like other real estate markets, the real estate markets in these areas have experienced economic downturns in the past, and we cannot predict how the current economic conditions will impact these markets in both the short and long term. Further declines in the economy or a decline in the real estate markets in these areas could hurt our financial performance and the value of our properties. The factors affecting economic conditions in these regions include: business layoffs or downsizing; industry slowdowns; relocations of businesses; changing demographics; and any oversupply of or reduced demand for real estate.

AS A BDC, OUR ABILITY TO INVEST IN PRIVATE COMPANIES MAY BE LIMITED IN CERTAIN CIRCUMSTANCES.

            If we maintain our status as a BDC, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of "eligible portfolio company" under the 1940 Act, which in part looks to whether a company has outstanding marginable securities. For a more detailed discussion of the definition of an "eligible portfolio company" and the marginable securities requirement, see the section entitled "REGULATION AS A BUSINESS DEVELOPMENT COMPANY."

            Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve's margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve's current margin rules. As a result, the staff of the SEC has raised the question to the BDC industry as to whether a private company that has outstanding debt securities would qualify as an "eligible portfolio company" under the 1940 Act.

            The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve's 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC's proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC's proposed rules and assessing their impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations.

            Until the SEC or its staff has taken a final public position with respect to the issue discussed above, we will continue to monitor this issue closely, and may be required to adjust our investment focus to comply with and/or take advantage of any future administrative position, judicial decision or legislative action.

THE LACK OF LIQUIDITY IN OUR INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

            A  majority  of the  Company's  investments  consist  of  securities acquired directly from the issuer in private transactions. They may be subject to restrictions on resale or otherwise be illiquid. Franklin anticipates that there may not be an established trading market for such securities. Additionally, many of the securities that the Company may invest in will not be eligible for sale to the public without registration under the Securities Act of 1933, which could prevent or delay any sale by the Company of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. Further, even if a portfolio company registers its securities and becomes a reporting corporation under the Securities Exchange Act of 1934, the Company may be considered an insider by virtue of its board representation and would be restricted in sales of such corporation's securities.

            We typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such liquidation would be significantly less than the value at which we acquired those investments.

WE MAY NOT REALIZE GAINS FROM OUR EQUITY INVESTMENTS.

            We intend to invest, from time to time, in the equity securities of other companies. However, these equity interests may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

BECAUSE MOST OF OUR INVESTMENTS ARE NOT IN PUBLICLY TRADED SECURITIES, THERE IS UNCERTAINTY REGARDING THE VALUE OF OUR INVESTMENTS, WHICH COULD ADVERSELY AFFECT THE DETERMINATION OF OUR NET ASSET VALUE.

            Our portfolio investments are not generally in publicly traded securities. As a result, the fair value of these securities is not readily determinable. We value these securities at fair value as determined in good faith by our Board of Directors. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed.

OUR INVESTMENTS ARE RECORDED AT FAIR VALUE AS DETERMINED BY THE
BOARD OF DIRECTORS IN THE ABSENCE OF READILY ASCERTAINABLE PUBLIC MARKET VALUES.

            Pursuant to the requirements of the 1940 Act, the Company's board of directors is required to value each investment quarterly, and we are required to carry such investments at a fair market value as determined by the board of directors. Since there is typically no public market for the loans and equity securities of the companies in which we invest, our board of directors estimates the fair value of these loans and equity securities on a quarterly basis. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each investment. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; instead, we are required by the 1940 Act to specifically value each individual investment and record an unrealized loss for an asset that we believes has become impaired. Without a readily ascertainable market value, the estimated value of our investments may differ significantly from the values that would be placed such investments if there existed a ready market for those investments. Any changes in estimated values are recorded in the Company's statement of operations as "Net unrealized gains (losses)."

OUR FINANCIAL RESULTS COULD BE NEGATIVELY AFFECTED IF A SIGNIFICANT INVESTMENT FAILS TO PERFORM AS EXPECTED.

            We intend to purchase controlling equity stakes in companies and our total debt and equity investment in controlled companies may be significant individually or in the aggregate. Investments in controlled portfolio companies are generally larger and in fewer companies than our investments in companies that we do not control. As a result, if a significant investment in one or more controlled companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies.

            In the case of SurgiCount, acquired subsequent to December 31, 2004, we own patents issued in the United States and Europe related to patient safety, among them, the Safety-Sponge(TM) System. These patents are a key element to the success of SurgiCount aNd our Company as a whole could be materially impacted if the patent is compromised. Our ability to enforce our patents is subject to general litigation risks as well as uncertainty as to the enforceability in various countries We believe that the duration of the applicable patents are adequate relative to the expected life of the product. Because of the fast pace of innovation and product development our product may be obsolete before the patents related to it expire.

WE BORROW MONEY, WHICH MAGNIFIES THE POTENTIAL FOR GAIN OR LOSS ON AMOUNTS INVESTED AND MAY INCREASE THE RISK OF INVESTING IN US.

            Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique.

CHANGES IN INTEREST RATES MAY AFFECT OUR COST OF CAPITAL AND NET INVESTMENT INCOME.

            Because we may borrow money to make investments,  our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We utilize our revolving line of credit as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Accordingly, no assurances can be given that such changes will not have a material adverse effect on the return on, or the recovery of, Franklin's investments.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON STOCK

OUR COMMON STOCK PRICE MAY BE VOLATILE.

            The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market after this offering may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

      o price and volume fluctuations in the overall stock market from time to time;

      o significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;

      o changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

      o actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

      o     general economic conditions and trends;

      o     loss of a major funding source; or

      o     departures of key personnel.

            In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

OUR SHARES MAY TRADE AT DISCOUNTS FROM NET ASSET VALUE OR AT PREMIUMS THAT ARE UNSUSTAINABLE OVER THE LONG TERM.

            Shares of business development companies may trade at a market price that is less than the net asset value that is attributable to those shares. The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term are separate and distinct from the risk that our net asset value will decrease. During the second and third quarters of 2004, our shares of common stock traded at a discount to the net asset value attributable to those shares. It is not possible to predict whether our shares will trade at, above, or below net asset value.

THERE IS A RISK THAT YOU MAY NOT RECEIVE DIVIDENDS OR THAT OUR DIVIDENDS MAY NOT GROW OVER TIME.

            We cannot assure you that we will achieve investment results that will allow any specified level of cash distributions or year-to-year increases in cash distributions. Historically, the only dividends the Company has paid have been those required by our Preferred Stock, currently 7% a year. We currently have no intention of paying dividends on our Common Stock.

IF THE COMPANY'S STOCKHOLDERS APPROVE A THREE-FOR-ONE STOCK SPLIT THERE IS AN INCREASED RISK THAT THE COMPANY'S SHARES OF COMMON STOCK MAY SELL AT A LOW PRICE PER SHARE AND INCREASE THE RISK OF A DELISTING ON THE AMEX.

            The Company is requesting stockholder approval of the Board's proposal to amend the Company's Amended and Restated Certificate of Incorporation (the "CURRENT CERTIFICATE") to reduce the par value of each share of Common Stock, from $1.00 per share to $0.33 per share and effect a three-for-one stock split of the Common Stock of the Company (the "STOCK SPLIT").

            As of February 28, 2005, there were 1,758,776 shares of Common Stock issued and outstanding and 10,950 shares of Preferred Stock issued and outstanding. Additionally, as of December 31, 2004, there were 1,875 options to purchase Common Stock outstanding and 18,750 options available for future issuance under the 1997 Non-Statutory Stock Option Plan. If this Proposal is approved by the stockholders, there would be an additional 3,517,552 shares of Common Stock issued to existing stockholders of record as of the effective date of the Stock Split. This means that on a post-split basis, the Company would have approximately 5,276,328 shares of Common Stock outstanding. In addition, each share of Preferred Stock which is currently convertible into 7.5 shares of Common Stock would become convertible into 22.5 shares of Common Stock after the Stock Split.

            The Company's Common Stock is listed for trading on the AMEX under the symbol "FKL." The new shares of Common Stock to be issued as a result of the Stock Split would be included in our listing on the AMEX. The AMEX may delist a security when it sells for a substantial period of time at a low price per share ("the low selling price"). As a result of the proposed significant increase in the outstanding shares of our Common Stock it is highly probable that the per share price would experience an immediate decrease. Further, in the event any other factors outside the control of the Company were to put downward pressure on the Company's stock price the actual price could fall and remain within the low selling price.

IF THE COMPANY FAILS TO COMPLY WITH THE REQUIREMENTS OF THE FORUM IN WHICH THEIR SECURITIES ARE QUOTED OR THE TRADING MARKET ON WHICH THEIR SECURITIES ARE LISTED, THE LIQUIDITY AND PRICES OF YOUR INVESTMENT IN THE COMPANY WOULD BE MATERIALLY ADVERSELY AFFECTED.

            On June 24, 2004, Franklin received a letter from AMEX inquiring as to Franklin's ability to remain listed on AMEX. Specifically, AMEX indicated that the Common Stock was subject to delisting under sections 1003(a)(i) and 1003(a)(ii) of AMEX's Company Guide because Franklin's stockholders' equity was below the level required by AMEX's continued listing standards. Accordingly, AMEX requested information relating to Franklin's plan to retain its listing. On September 13, 2004, Franklin presented the final components of its proposed plan to AMEX to comply with AMEX's continued listing standards and on September 15, 2004, AMEX notified Franklin that it had accepted Franklin's plan and had granted Franklin an extension until December 26, 2005 to regain compliance, during which time AMEX will continue Franklin's listing subject to certain conditions. Franklin has cooperated, and will continue to cooperate, with AMEX regarding these issues and intends to make every effort to remain listed on AMEX irrespective of the outcome of the Special Meeting. AMEX has notified Franklin, however, that failure to make progress consistent with the plan of compliance or to regain compliance with the continued listing standards by December 26, 2005 could result in the Common Stock being delisted from AMEX, and no assurances can be made that Franklin will be able to maintain its listing. A delisting from AMEX could have a material adverse effect on the price and liquidity of the Common Stock.

            At September 30, 2004, Franklin securities were quoted on the AMEX under the ticker "FKL". In order for our securities to be eligible for continued quotation on the AMEX, the Company must remain in compliance with certain listing standards. Among other things, these standards require that the Company remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If the Company is no longer in compliance with these requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of your investments in the Company's securities would be materially adversely affected. We cannot give any assurance that the Company will remain in compliance with the requirements to be quoted on the AMEX.

TECHNOLOGIES OR PRODUCTS ACQUIRED OR DEVELOPED BY US, OR THE COMPANIES IN WHICH WE MAY INVEST, MAY BECOME OBSOLETE.

            Neither we, nor the companies in which we may invest, have any control over the pace of technology or product development. There is a significant risk that we, or the companies in which we invest, could develop or acquire the rights to a technology that is currently or is subsequently made obsolete by other technological developments. We cannot assure you that either we, or the companies in which we may invest, will successfully acquire, develop, transfer or sell any new technology or products.

FORWARD-LOOKING STATEMENTS

            This annual report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," and "estimates" and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward-looking statements include, among others, the following statements related to:

      o     OUR STRATEGY FOR GROWING OUR OPERATIONS IN THE TARGET INDUSTRIES;

      o     OUR   ABILITY   TO   OPERATE   SUCCESSFULLY   IN  HIGHLY   REGULATED
            ENVIRONMENTS;

      o AN ECONOMIC DOWNTURN COULD DISPROPORTIONATELY IMPACT THE TARGET INDUSTRIES IN WHICH WE CONCENTRATE CAUSING US TO SUFFER LOSSES IN OUR PORTFOLIO AND EXPERIENCE DIMINISHED DEMAND FOR CAPITAL IN THESE INDUSTRY SECTORS;

      o A CONTRACTION OF AVAILABLE CREDIT AND/OR AN INABILITY TO ACCESS THE EQUITY MARKETS COULD IMPAIR OUR INVESTMENT ACTIVITIES;

      o     INTEREST RATE VOLATILITY COULD ADVERSELY AFFECT OUR RESULTS; AND

      o THE RISKS, UNCERTAINTIES AND OTHER FACTORS WE IDENTIFY IN "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K AND IN OUR FILINGS WITH THE SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in "Risk Factors" and elsewhere in this annual report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

ITEM 2. PROPERTIES

            We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 100 Wilshire Boulevard, Suite 1500, Santa Monica, California 90401, where we occupy our office space with Ault Glazer at no cost to the Company. Our office space is currently approximately 2,000 square feet. The Company anticipates leasing office space in 2005.

            In addition, we also have several real estate investments in our wholly-owned subsidiary Franklin Capital Properties LLC. These investments range in fair value, as carried in our financial statements, from $75,000 to $300,000 and are comprised of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. Based upon the number of real estate investments, and related fair values, management does not currently believe that the Company's real estate holdings represent a material risk to the Company.

ITEM 3. LEGAL PROCEEDINGS

            On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC, and four other defendants affiliated with Winstar Communications, Inc. On February 25, 2003, the case against Franklin and Sunshine was dismissed. However, on October 19, 2004, the plaintiffs exercised their right to appeal. The initial lawsuit alleged that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleged that Franklin and Sunshine joined the alleged conspiracy. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. An unfavorable outcome in an appeal, together with an unfavorable outcome in the lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations. The Company believes the lawsuit is without merit and intends to vigorously defend itself.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The following proposals were submitted to shareholders at our Special Meeting of Stockholders held October 28, 2004. The following proposals were approved by a majority of the shares present at the meeting.

            1. To elect four directors to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified (two of whom are to be elected by the holders of Franklin's Common Stock and Franklin's Preferred Stock, par value $1.00 per share (the "PREFERRED STOCK"), voting together as a single class, and two of whom are to be elected by the holders of Preferred Stock, voting as a separate class). This proposal was approved. Results of the voting were as follows:

                                                      NO. OF SHARES
------------------------------------------------    -----------------    -----------------         ----------------
                     NOMINEES                           SHARES FOR        SHARES WITHHELD          BROKER NON-VOTES
------------------------------------------------    -----------------    -----------------         ----------------
COMMON AND PREFERRED STOCK NOMINEES
Lytle Brown III                                           976,510              3,693                     N/A
Alice Campbell                                            976,510              3,693                     N/A

PREFERRED STOCK NOMINEES
Louis Glazer                                               9,750               None                      N/A
Herbert Langsam                                            9,750               None                      N/A

            2. To approve the amendment and restatement of Franklin's certificate of incorporation to increase the authorized number of shares of Common Stock from 5,000,000 shares to 50,000,000 shares. This proposal was approved. Results of the voting were as follows:

                                              NO. OF SHARES
----------------    -----------------       -----------------        ----------------     ------------------
                        SHARES FOR               AGAINST                 ABSTAIN           BROKER NON-VOTES
----------------    -----------------       -----------------        ----------------     ------------------
Common Stock              914,280                55,006                   1,167                  0
Preferred Stock           9,750                  0                        0                      0
----------------
Common Stock and          924,030                55,006                   1,167                  0
Preferred Stock

            3. To approve the amendment and restatement of Franklin's certificate of incorporation to increase the authorized number of shares of Preferred Stock from 5,000,000 shares to 10,000,000 shares. This proposal was approved. Results of the voting were as follows:

                                              NO. OF SHARES
----------------    -----------------       -----------------        ----------------     ------------------
                        SHARES FOR               AGAINST                 ABSTAIN             BROKER NON-VOTES
----------------    -----------------       -----------------        ----------------     ------------------
Common Stock              713,793                53,521                   2,667                  200,472
Preferred Stock           9,750                  0                        0                      0
----------------
Common Stock and          723,543                53,521                   2,267                  200,472
Preferred Stock

            4. To approve the amendment and restatement of Franklin's certificate of incorporation to provide for the exculpation of director liability to the fullest extent permitted by law. This proposal was approved. Results of the voting were as follows:

                                             NO. OF SHARES
----------------    -----------------       -----------------     ----------------      ------------------
                        SHARES FOR              AGAINST               ABSTAIN            BROKER NON-VOTES
----------------    -----------------       -----------------     ----------------      ------------------
Common Stock and          924,860                55,119                 224                    0
Preferred Stock

            5. To approve the amendment and restatement of Franklin's certificate of incorporation to provide for the classification of Franklin's board of directors (the "Board") into three classes of directors. This proposal was approved. Results of the voting were as follows:

                                             NO. OF SHARES
----------------    -----------------       -----------------     ----------------       ------------------
                         SHARES FOR             AGAINST                ABSTAIN            BROKER NON-VOTES
----------------    -----------------       -----------------     ----------------       ------------------
Common Stock and          723,552                8,409                  47,800                 200,472
Preferred Stock

            6. To approve the sale by Franklin to Quince Associates, LP, a Maryland limited partnership ("Quince"), of all of the shares of common stock, and warrants to purchase shares of common stock, of Excelsior Radio Networks, Inc. ("Excelsior") beneficially owned by Franklin, upon the terms and subject to the conditions described in this proxy statement. This proposal was approved. Results of the voting were as follows:

                                             NO. OF SHARES
----------------     -----------------      -----------------     ----------------       ------------------
                         SHARES FOR             AGAINST               ABSTAIN             BROKER NON-VOTES
----------------     -----------------      -----------------     ----------------       ------------------
Common Stock and          773,540                5,779                  412                    200,472
Preferred Stock

            7. To approve the issuance of an aggregate of up to 5,000,000 shares of Common Stock, and warrants to purchase an aggregate of up to 1,500,000 additional shares of Common Stock upon terms that are approved by a majority of the Board consistent with its fiduciary duties and consistent with prevailing market terms relating to price per share, warrant coverage and registration rights for such issuances at the time of such issuances, as described in this proxy statement. This proposal was approved. Results of the voting were as follows:

                                              NO. OF SHARES
----------------     -----------------      -----------------     ----------------        ------------------
                         SHARES FOR              AGAINST               ABSTAIN             BROKER NON-VOTES
----------------     -----------------      -----------------     ----------------        ------------------
Common Stock and          723,058                55,586                 1,087                  200,472
Preferred Stock

                                    NO. OF SHARES (AFTER SUBTRACTION)
----------------     -----------------      -----------------     ----------------        ------------------
                         SHARES FOR              AGAINST               ABSTAIN             BROKER NON-VOTES
----------------     -----------------      -----------------     ----------------        ------------------
Common Stock and          158,474                55,586                 1,087                  200,472
Preferred Stock

            8. To approve the sale of Common Stock and warrants to purchase Common Stock to certain "interested stockholders" (as such term is defined in Section 203 of the Delaware General Corporation Law (the "DGCL")) on terms that are approved by a majority of the Board consistent with its fiduciary duties and consistent with prevailing market terms relating to price per share, warrant coverage and registration rights for such issuances at the time of such issuances. This proposal was not approved. Results of the voting were as follows:

                                             NO. OF SHARES
----------------     -----------------      -----------------     ----------------       ------------------
                         SHARES FOR             AGAINST               ABSTAIN             BROKER NON-VOTES
----------------     -----------------      -----------------     ----------------       ------------------
Common Stock and          771,633                7,386                  712                    200,472
Preferred Stock

                                   NO. OF SHARES (AFTER SUBTRACTION)
----------------     -----------------      -----------------     ----------------       ------------------
                         SHARES FOR             AGAINST               ABSTAIN             BROKER NON-VOTES
----------------     -----------------      -----------------     ----------------       ------------------
Common Stock and          259,199                7,386                  712                    200,472
Preferred Stock

            No other matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004. However, on March 2, 2005, Company filed definitive proxy materials with the Securities and Exchange Commission in connection with its 2004 Annual Meeting of the
Stockholders (the "ANNUAL MEETING"). The Annual Meeting is being held on March 30, 2005 in order to vote on the following proposals: (i) the election of Lytle Brown III as a Class I Director to hold office for a three-year term expiring in 2007, or until his successor has been duly elected and qualified or until his earlier death, resignation or removal, in accordance with the Company's bylaws, as amended; (ii)
the ratification of the appointment by the Board of Directors of the Company (the "BOARD") of Rothstein, Kass & Company, P.C. ("ROTHSTEIN KASS") to serve as independent auditors for the fiscal year ended December 31, 2004; (iii) the authorization and approval of the stock option component of the stock option and restricted stock plan for the Company (the "NEW PLAN"); (iv) the authorization and approval of the restricted stock component of the New Plan; (v) the authorization and approval of the payment of cash and equity compensation to Milton "Todd" Ault III ("AULT"), Lynne Silverstein ("SILVERSTEIN"), and Louis Glazer and Melanie Glazer (the "GLAZERS"), each of whom may be deemed to be an "interested stockholder" (as defined in Section 203 of the Delaware General Corporate Law ("DGCL")) of the Company; (vi) the authorization and approval of the sale of common stock par value $1.00 of the Company ("COMMON STOCK"), warrants to purchase Common Stock ("WARRANTS") and other securities representing indebtedness convertible into Common Stock to Ault, Silverstein and the Glazers, each of whom may be deemed to be an "interested stockholder" (as defined in
Section 203 of the DGCL), on terms that are approved by the Board consistent with its fiduciary duties and market terms existing at the time of such offering, including those relating to price per share, interest rate, warrant coverage and registration rights for such issuances and the requirements of applicable law, including the 1940 Act, as described in this proxy statement;
(vii) the authorization and approval of the certificate of amendment to the Amended and Restated Certificate of Incorporation of the Company (the "CERTIFICATE OF AMENDMENT") to reduce the par value of the Common Stock from $1.00 per share to $0.33 per share and effect a three-for-one split of the Common Stock (the "STOCK SPLIT"); (viii) the authorization and approval of the prospective issuance of bonds, notes or other evidences of indebtedness that are convertible into Common Stock ("CONVERTIBLE BONDS," "CONVERTIBLE NOTES" or "OTHER CONVERTIBLE INDEBTEDNESS") in accordance with the requirements of the 1940 Act; (ix) the authorization and approval of the Board to withdraw the Company's election to be treated as a BDC pursuant to Section 54(c) under the 1940 Act; (x) the authorization and approval of the Certificate of Amendment to change the name of the Company to "Patient Safety Technologies, Inc."; and (xi) the authorization and approval of the Certificate of Amendment to decrease the authorized number of shares of Common Stock from 50,000,000 shares to 25,000,000 shares and decrease the authorized number of shares of Preferred Stock from 10,000,000 shares to 1,000,000 shares.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

             2004 QUARTER ENDING                      LOW               HIGH
             -------------------                      ---               ----

             December 31                            $  9.20           $ 12.75
             September 30                           $  3.20           $ 14.75
             June 30                                $  0.90           $  8.90
             March 31                               $  1.05           $  1.52

             2003 QUARTER ENDING                      LOW               HIGH
             -------------------                      ---               ----

             December 31                            $  0.50           $  1.55
             September 30                           $  0.75           $  1.05
             June 30                                $  0.77           $  1.26
             March 31                               $  1.10           $  1.62

DIVIDENDS

            The Company paid $76,650, and $76,652 and $115,152 in dividends to preferred stockholders during 2004, 2003 and 2002, respectively, and has not paid any dividends to common stockholders during the past three years. Dividends to our preferred stockholders are cumulative and paid at the rate of 7% a year. We currently have no intention of paying dividends on our common stock.

STOCKHOLDERS

            As of February 28, 2005, there were 615 registered shareholders of record of the Company's common stock. The Company has 50,000,000 shares of common stock authorized, of which 2,242,689 are issued and 1,758,776 shares are outstanding at March 7, 2005. The Company has 10,000,000 shares of convertible preferred stock authorized, of which 16,450 were issued on February 22, 2000 and 10,950 shares are outstanding at March 7, 2005. See Item 7 "FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES."

            We are seeking shareholder approval at Annual Meeting to, among other items, reduce the par value of our Common Stock from $1.00 per share to $0.33 per share and effect a Stock Split; to decrease the authorized number of shares of Common Stock from 50,000,000 shares to 25,000,000 shares and decrease the authorized number of shares of Preferred Stock from 10,000,000 shares to 1,000,000 shares.

ITEM 6. SELECTED FINANCIAL DATA

            The following selected financial data for the fiscal year ended December 31, 2004 and for the periods ended December 31, 2003, December 31, 2002, December 31, 2001 and December 31, 2000 are derived from our financial statements which have been audited by Ernst & Young, LLP (December 31, 2000 through December 31, 2003) and Rothstein Kass (December 31, 2004), our independent registered public accounting firms. The data should be read in conjunction with our financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

BALANCE SHEET DATA
FINANCIAL POSITION AS OF DECEMBER 31:

                                                           2004            2003            2002            2001             2000
                                                           ----            ----            ----            ----             ----
Total assets                                        $ 6,934,243     $ 3,258,032     $ 4,632,338     $ 4,098,866      $ 5,766,712

Liabilities                                         $ 3,367,974     $ 1,233,894     $   187,632
                                                                                                    $ 1,364,798      $ 1,177,121

Net assets                                          $ 3,566,269     $ 2,024,138     $ 3,267,540     $ 2,921,745      $ 5,579,080

Net asset value per share attributable to common
stockholders                                        $      1.59     $      0.91     $      2.07     $      1.19      $      3.58

Net asset value per share, as if converted basis    $      2.18     $      1.84     $      2.89     $      2.44      $      4.57

Shares outstanding                                    1,556,901       1,020,100       1,049,600       1,074,700        1,098,200

OPERATING DATA FOR THE YEAR ENDED DECEMBER 31:

                                                           2004            2003            2002            2001             2000*
                                                           ----            ----            ----            ----             -----
Investment income                                   $    11,056     $   183,159     $   455,081     $   192,697      $   115,015

Expenses                                            $ 2,951,173     $ 1,279,526     $ 1,985,450     $ 1,579,382      $ 2,372,797

Net investment loss from operations                 $(2,940,117)    $(1,096,367)    $(1,530,369)    $(1,386,685)     $(2,257,782)

Net realized gain on portfolio of investments       $   430,883     $   237,327     $   522,131     $ 1,195,875
                                                                                                                     $ 1,591,156

Net (decrease) increase in
     unrealized appreciation of investments         $(1,054,702)    $  (475,605)    $ 1,663,304     $(1,553,756)     $(3,365,513)

Net (decrease) increase in net
     assets attributable to common stockholders     $(2,480,313)    $(1,217,741)    $   255,110     $(2,533,460)     $(4,526,053)
Basic and diluted net (decrease) increase in net
       assets from operations per weighted
       average number of shares outstanding         $     (2.25)    $     (1.17)    $      0.24     $     (2.34)     $     (4.14)

* Expenses in the year ended December 31, 2000 include non-cash compensation of $349,644 due to the exercise of employee incentive stock options.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            THE FOLLOWING ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-K.

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

OVERVIEW

            Franklin Capital Corporation is a publicly traded, non-diversified internally managed, closed-end investment company that elected to be treated as a BDC under the 1940 Act. We are currently involved in providing capital and managerial assistance to early stage companies primarily in the medical products and health care solutions industries, and to a lesser extent in the financial services and real estate industries. Franklin Capital Properties, LLC, a real estate development and management company and

Franklin Medical Products, LLC, a healthcare consulting services company, both wholly-owned subsidiaries of Franklin, were created to augment our investments in these industries. Effective February 23, 2005, Franklin Medical Products, LLC changed its name to Patient Safety Consulting Group, LLC.

            In the first half of 2004, we focused our investment strategy on the achievement of capital appreciation through long-term equity investments in start-up and early stage companies in the radio and telecommunications industries. However, beginning in June 2004, we undertook a Restructuring Plan which ultimately culminated in a subsequent change in control in our management and a shift in our business focus away from the radio and telecommunications industries toward a primary focus on the medical products and health care solutions industries, particularly, the patient safety market as well as the financial services and real estate industries.

            In addition to shifting a significant amount of our available capital to investments in the above-referenced industries our primary investment objective has also shifted and is now focused on maximizing long-term capital growth through the appreciation of controlling interests in operating companies and assets in such target industries. As such, it is management's belief that the regulatory regime governing BDC's is no longer appropriate and will hinder the Company's future growth. Accordingly, among other things, we are seeking shareholder approval at the upcoming annual meeting to withdraw its election to be treated as a BDC.

            Since the Restructuring Plan became effective at the end of 2004, and the reporting period for this Form 10-K is as of December 31, 2004, the operating results discussed in this MD&A primarily relate to the investment focus that existed for the majority of the year and the liquidation of those investments. During 2004, the Company realized approximately $1,448,014 in gains on its sale of Excelsior common stock. The Company continues to rely on the increase in the value of its investments and the ability to sell them in order to fund its ongoing operations. Operating expenses increased by approximately $1,672,000 due to the severance payment to Stephen L. Brown, our former Chairman and Chief Executive Officer and professional fees related to the negotiation of the LOU with Ault Glazer and the filing of proxy statements in connection with the Special Meeting of the Stockholders of the Company held on October 22, 2004, and the 2004 Annual Shareholder Meeting of the Company to be held on March 30, 2005.

CRITICAL ACCOUNTING POLICIES

            Franklin's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, the most critical of which are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. Our most critical accounting policy relates to the valuation of our investments.

            As a business development company, we invest primarily in illiquid equity securities of private companies. Our investments are generally subject to restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors.

            Pursuant to the requirements of the 1940 Act, our Board of Directors (the "Board") is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available. At December 31, 2004, approximately 26% of our total assets represented investments recorded at fair value. Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by the board of directors. Since there is typically no readily available market value for the investments in our portfolio, we value substantially all of our investments at fair value as determined in good faith by our Board pursuant to a valuation policy and a consistent valuation process. Because of the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments determined in good faith by our Board may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. For the years ended December 31, 2004, 2003 and 2002, as reported in our 2004 STATEMENTS OF OPERATIONS, variances between the estimates utilized to determine the fair market value of our investments have been consistent with the amounts actually received upon liquidation of those investments.

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

            Investments for which there is no ready market are valued at fair value based upon the financial condition and operating results of the issuer and other pertinent factors as determined in good faith by the Board of Directors. The financial condition and operating results have been derived utilizing both audited and unaudited data. In the absence of a ready market for an investment, numerous assumptions are inherent in the valuation process. Some or all of these assumptions may not materialize. Unanticipated events and circumstances may occur subsequent to the date of the valuation and values may change due to future events. Therefore, the actual amounts eventually realized from each investment may vary from the valuations shown and the differences may be material. Franklin reports the unrealized gain or loss resulting from such valuation in the line item entitled "(Decrease) increase in unrealized appreciation of investments" in the Statements of Operations.

ACCOUNTING DEVELOPMENTS

            In December 2004, Statement of Financial Accounting Standards ("SFAS") No. 123(R), "SHARE-BASED PAYMENT," which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123, "ACCOUNTING FOR STOCK BASED COMPENSATION" and supersedes Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO Employees." SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We adopted Statement 123(R) as of January 1, 2005, and it did not have a material effect on the Company's accounting for employee stock options.

STATEMENT OF OPERATIONS

            The Company accounts for its operations under accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of its financial performance is captioned "Net (decrease) increase in net assets from operations," which is composed of the following:

      o "Net investment loss from operations," which is the difference between the Company's income from interest, dividends and fees and its operating expenses;

      o "Net realized gain on portfolio of investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost;

      o     any applicable income tax provisions (benefits); and

      o "Net (decrease) increase in unrealized appreciation of investments," which is the net change in the fair value of the Company's investment portfolio, net of any (decrease) increase in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

            The Company's total assets and net assets were, respectively, $6,934,243 and $3,566,269 at December 31, 2004 versus $3,258,032 and $2,024,138 at December 31, 2003. Net asset value per share attributable to common stockholders and on an as if converted basis was $1.59 and $2.18 at December 31, 2004, respectively, versus $0.91 and $1.84, respectively, at December 31, 2003. The change in total assets and net assets is primarily attributable to the Company's operating losses and financing activities.

            At December 31, 2004 and December 31, 2003, we had $846,404 and $224,225 in cash and cash equivalents. Our Board has given our Chairman and Chief Executive Officer, Milton "Todd" Ault III, the authority to invest our cash balances in the public equity and debt markets as appropriate to maximize the short-term return on such assets. The making of such investments entails risks related to the loss of investment and price volatility.

            During 2004, the Company raised net proceeds of approximately $3.925 million in a private placement transaction. Management believes that existing cash resources, together with anticipated revenues from its operations, should be adequate to fund its operations for the twelve months subsequent to December 31, 2004. However, long-term liquidity is dependent on the Company's ability to attain future profitable operations. Management may undertake additional debt or equity financings to better enable the Company to grow and meet its future operating and capital requirements.

            As of December 31, 2004, we had no outstanding commitments other than these reflected on our balance sheet. Management was, however, in discussions with various companies regarding acquisition transactions, of which SurgiCount was one. As in our acquisition of SurgiCount, we intend to use a combination of common stock and warrants to purchase common stock as the primary means to acquire companies. Accordingly, the Company's need to raise significant amounts of cash can be minimized, provided the companies we acquire are willing to accept non-cash forms of consideration.

            Cash and cash equivalents increased by $622,179 to $846,404 for the year ended December 31, 2004, compared to a decrease of $337,966 for the year ended December 31, 2003.

            Operating activities used $2,684,458 of cash for the year ended December 31, 2004, compared to using $1,192,248 for the year ended December 31, 2003.

            Operating activities for the year ended December 31, 2004, exclusive of changes in operating assets and liabilities, used $2,939,254 of cash, as the Company's net decrease in net assets from operations of $2,403,663 included non-cash charges for depreciation and amortization of $863, realized gains of $1,591,156 and unrealized losses of $1,054,702. For the year ended December 31, 2003, operating activities, exclusive of changes in operating assets and liabilities, used $1,079,395 of cash, as the Company's net decrease in net assets from operations of $1,141,089 included non-cash charges for depreciation and amortization of $16,972, realized gains of $430,883 and unrealized losses of $475,605.

            Changes in operating assets and liabilities produced cash of $254,796 for the year ended December 31, 2004, principally due an increase in the level of accounts payable and accrued expenses. For the year ended December 31, 2003, changes in operating assets and liabilities decreased cash by $112,853.

            The principal factor in the $560,121 of cash used in investing activities in the year ended December 31, 2004 was the sale of the remaining interest of the Company's holding in Excelsior for $2,356,818, the increase in the amount due to the Company's broker of $460,776, offset by net purchases of marketable investment securities of $2,589,197, and investments in Franklin Properties of $738,518. The principal factor in the $992,658 of cash provided by investing activities in the year ended December 31, 2003 was the sale of a portion of the Company's holdings in Excelsior for $1,000,900.

            Cash provided by financing activities for the year ended December 31, 2004, of $3,866,758 resulted primarily from the net proceeds from issuance of common stock of $3,924,786 and payment of preferred dividends of $76,650. Cash used in financing activities for the year ended December 31, 2003, of $138,376 resulted primarily from the payment of preferred dividends of $76,652 and the purchase of treasury stock of $25,661. Additionally, during the years ended December 31, 2004 and 2003 the note payable was offset by certain payments made allowed for in the note payable.

            At December 31, 2004, the Company had 10,950 shares of convertible preferred stock outstanding. The stock was issued at a price of $100 per share and has a 7% quarterly dividend. The stock is convertible into Franklin common stock at a conversion price of $13.33 per common share.

            On November 3, 2004, the Company entered into a Subscription Agreement and sold an aggregate of 405,625 shares of its Common Stock and warrants to purchase an aggregate of up to 202,810 shares of its Common Stock in a private placement transaction to certain accredited investors. Pursuant to the terms of the Subscription Agreement, the Company held additional closings of the private placement on November 15, 2004, December 2, 2004, and on December 27, 2004, and sold an aggregate of 100,275 additional shares of its Common Stock and warrants to purchase an aggregate of up to 50,137 shares of its Common Stock. The Company received aggregate net proceeds from all the closings of $3,924,786. The Company is required to file a registration statement with the SEC on or before May 2, 2005, which is 180 days after closing of the first sale transaction, registering the resale of the shares of our Common Stock (including the shares of common stock issuable upon exercise of the warrants) sold in the private placement transactions on a continuous or delayed basis under the Securities Act of 1933. We are required to use our reasonable best efforts to cause the registration statement to become effective within 90 days after the date we file such registration statement with the SEC. If the registration statement has not been filed on or prior to the 180th day after the closing of the sale transaction, we will pay liquidated damages to the purchasers of the 505,900 shares of our Common Stock and the warrants to purchase 252,950 shares of our Common Stock equal to 1.0% per month of the aggregate gross proceeds of $4,047,200. We intend to use the net proceeds from the private placement transaction primarily for general corporate purposes and in buying controlling equity stakes in companies and/or assets in the medical products, health care solutions, financial services and real estate industries.

            The Company's financial condition is dependent on the success of its investments. A summary of the Company's investment portfolio is as follows:

                                           DECEMBER 31, 2004   DECEMBER 31, 2003
                                           -----------------   -----------------

Investments, at cost                          $ 4,782,808         $ 1,949,703
Unrealized (depreciation) appreciation            (49,236)          1,005,466
                                              -----------         -----------
Investments, at fair value                    $ 4,733,572         $ 2,955,169
                                              ===========         ===========

INVESTMENTS

            The Company's financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in thinly capitalized companies including one development stage company that may lack management depth.

            REAL ESTATE INVESTMENTS

            At December 31, 2004, the Company had several real estate investments, valued at $738,518, which represents 10.7% of the Company's total assets and 20.7% of its net assets. The Company holds its real estate through an investment in Franklin Capital Properties, LLC ("Franklin Properties"), a Delaware limited liability company and a wholly owned subsidiary. Franklin Properties' primary focus is on the acquisition and management of income producing real estate holdings. Franklin Properties' real estate holdings consist of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. Franklin Properties intends to renovate the single family and multi-unit buildings and engage in an active rental program.

            ALACRA CORPORATION

            At December 31, 2004, the Company had an investment in Alacra Corporation ("Alacra"), valued at $1,000,000, which represents 14.4% of the Company's total assets and 28.0% of its net assets. Alacra, based in New York, is a leading global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra's customers include more than 750 leading financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

            On April 20, 2000, the Company purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Franklin has the right to have the preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. In connection with this investment, Franklin was granted observer rights on Alacra board of directors meetings.

            EXCELSIOR RADIO NETWORKS, INC.

            During the year ended December 31, 2004, the Company liquidated its investment in Excelsior Radio Networks, Inc. ("Excelsior"). Excelsior produces and syndicates programs and services heard on more than 2,000 radio stations nationwide across most major formats. Through its Dial Communications Global Media sales subsidiary, Excelsior sells the advertising inventory radio stations provide in exchange for the Excelsior content. The programming and content includes prep services as well as long form and short form programming. Additionally, Dial Communications Global Media has a number of independent producer clients, which range from talk and music programs to news and traffic services.

            Franklin has stock appreciation rights on various sales transactions of Excelsior common stock to Sunshine Wireless, LLC ("SUNSHINE") and Quince Associates, LP ("QUINCE"). In the event that Excelsior is sold Franklin may be entitled to additional proceeds from these stock appreciation rights. Franklin has stock appreciation rights on 193,000 common shares sold to Sunshine on August 12, 2003 such that in the event that Excelsior is sold on or before August 8, 2005 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.625 per share. Franklin has stock appreciation rights on 433,804 shares of common stock sold to Sunshine on October 8, 2003, and on March 19, 2004, such that if Excelsior is sold and the purchaser of the common shares from Franklin receives more than $3.50 per share, Franklin is entitled to receive 80% of the value greater than $3.50 per share. Franklin has stock appreciation rights on the 200,000 shares of common stock sold on June 30, 2004, on the 100,000 shares of common stock sold on September 24, 2004, and on the 550,000 shares of common stock sold on October 22, 2004, to Quince. In the event that the per share net proceeds from any liquidation of Excelsior exceeds $3.00 (or an amount equal to $3.00 plus $.050 multiplied by the number of years, up to five, elapsed since the closing date of the sale), Franklin will be entitled to receive 80% of the value greater than $3.00 (or such other applicable amount) per share. The purchase price adjustment for the sale will expire as of a date 5 years following the closing of each sale transaction.

SURGICOUNT

            On February 25, 2005, the Company purchased SurgiCount Medical Inc. ("SURGICOUNT"), a privately held, California-based developer of patient safety devices. Under the terms of the agreement, the Company paid to Brian Stewart and Dr. William Stewart, the holders of 100% of the outstanding capital stock of SurgiCount (the "Shareholders"), consideration in the amount of $340,000 in cash and 200,000 shares of Common Stock, of which 10,000 shares of Common Stock will be held in escrow until August 2005. In addition, if certain milestones are satisfied, the Company will issue up to an additional 33,334 shares of Common Stock to the Shareholders.

            SurgiCount is the Company's first major acquisition in its plan to become a leader in the multi-billion dollar patient safety field market. Management believes that the acquisition is a significant milestone in the Company's plan to shift its focus from radio and telecommunications to products and services targeting health care and patient safety. SurgiCount owns patents issued in the United States and Europe related to patient safety, among them, the Safety-Sponge(TM) System, an innovation which management believes will allow the Company to capture a significant portion of what we believe, based on industry sources, to be approximately $650 million in annual U.S., European and Japanese surgical sponge sales.

            The Safety-Sponge(TM) System allows for faster and more accurate counting of surgical sponges. SurgiCount has obtained FDA 510k exempt status for the Safety-Sponge(TM) line. The Safety-Sponge(TM) line of sponges has passed required FDA biocompatibility tests including ISO sensitization, cytotoxicity and skin irritation tests. SurgiCount is now a wholly-owned subsidiary of the Company.

CHINA NURSE

            On November 23, 2004, the Company entered into a strategic relationship with China Nurse LLC ("China Nurse"), an international nurse-recruiting firm based in New York that focuses on recruiting and training qualified nurses from China and Taiwan for job placement with hospitals and other health care facilities in the United States. In connection with this strategic relationship, the Company has agreed to provide referrals and other assistance and has also made a small capital investment in that company.

DIGICORP

            On December 29, 2004, the Company entered into a Common Stock Purchase Agreement with certain shareholders of DigiCorp (the "Agreement"), to purchase an aggregate of 3,453,527 shares of DigiCorp common stock. Of such shares, 2,229,527 shares were purchased for $.135 per share on December 29, 2004, 100,787 shares were purchased for $.145 on December 29, 2004. Franklin agreed to purchase an additional 1,224,000 shares of DigiCorp common stock from the selling shareholders at such time as the shares are registered for resale with the SEC. The purchase price for such shares is $.135 or $.145 per share, depending on when the closing occurs. Digicorp's common stock is traded on the OTC Bulletin Board. In connection with the Agreement, Franklin is entitled to designate two members to the Board of Directors of Digicorp. Franklin's first designee, Melanie Glazer, was appointed on December 29, 2004. The Company is currently evaluating several strategic alternatives for the use of the DigiCorp entity, however, no definitive plan has been decided upon at this time.

OTHER INVESTMENTS

            On March 2, 2005, the Company made an investment in the common stock of Administration for International Credit & Investments, Inc. ("AICI"), valued at $450,000. As part of its investment, the Company received 225,000 warrants to purchase common stock at $1.50 per share and 225,000 warrants to purchase common stock at $2.00 per share. The warrants are exercisable for a period of five years and are callable by AICI in certain instances. AICI operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. AICI's fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through AICI's system. AICI invoices and processes payments for its members' transactions and offsets credit risk through its credit management programs with third parties. AICI's name changed to Ipex, Inc and began trading on the OTC Bulletin Board on March 29, 2005.

            On March 16, 2005, Ault Glazer filed a Schedule 13D with the SEC relating to its holdings in Tuxis Corporation ("Tuxis"). Tuxis, a Maryland corporation, currently is registered under the 1940 Act, as a closed-end management investment company. Tuxis previously received Board of Directors and shareholder approval to change the nature of its business so as to cease to be an investment company and on May 3, 2004, filed an application with the SEC to de-register. At March 16, 2005, the Company directly held 36,000 shares and indirectly, by virtue of its relationship with Ault Glazer, held 98,000 shares of Tuxis common stock, which represented approximately 3.66% and 9.96%, respectively, of the total outstanding shares. At December 31, 2004, Tuxis had reportable net assets of approximately $9.1 million.

RESULTS OF OPERATIONS

            The principal measure of our financial performance is the "Net increase (decrease) in net assets from operations" which is the sum of three elements. The first element is "Net investment income (loss) from operations," which is the difference between the Company's income from interest, dividends, fees and other income (such as management fees), and its operating expenses, net of applicable income tax provision. The second element is "Net realized gain
(loss) on portfolio of investments," which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost, net of applicable income tax provision. The third element, "Increase (decrease) in unrealized appreciation on investments," is the net change in the fair value of the Company's investment portfolio, net of any increase (decrease) in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

            The Company generally earns interest income from loans, preferred stocks, corporate bonds and other fixed income securities. The amount of interest income varies based upon the average balance of the Company's fixed income portfolio and the average yield on this portfolio.

            INVESTMENT INCOME

            The Company had interest and dividend income of $11,056 in 2004, $3,159 in 2003, and $5,081 in 2002. The Company earned no management fees in 2004 as opposed to management fees of $180,000 in 2003, and $450,000 in 2002.

            The decrease in investment income was primarily the result of no management fees being received by us from Excelsior, an affiliate, because our management agreement with Excelsior expired on December 31, 2003.

            The Company has relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses.

Because such sales cannot be predicted with certainty, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

            EXPENSES

            Operating expenses were $2,951,173 in 2004,  $1,279,526 in 2003, and
$1,985,450 in 2002. A majority of the Company's operating expenses consist of employee compensation, office and rent expense, other expenses related to identifying and reviewing investment opportunities and professional fees as well as the accrual of an expense related to the severance package of Mr. Brown, our former Chairman and Chief Executive Officer. During 2004, the Company accrued a severance expense of $483,000 of which $160,142 was reflected as a current liability at December 31, 2004. Included in compensation was a $40,000 bonus paid to Stephen L. Brown. Professional fees were $1,252,979 higher in 2004 due to legal and other costs incurred in connection with the negotiation of the LOU with Ault Glazer and the filing of proxy statements in connection with the Special Meeting of the Stockholders of the Company held on October 22, 2004, and the 2004 Annual Shareholder Meeting of the Company to be held on March 30, 2005. The Company was reimbursed approximately $108,000 for salary and benefit expense for its chief financial officer under the terms of the management agreement with Excelsior. This reimbursement has been recorded as a reduction in operating expenses.

            NET INVESTMENT LOSS FROM OPERATIONS

            Net investment losses from operations were $2,940,117 in 2004, $1,096,367 in 2003, and $1,530,369 in 2002. The change in such amounts reflects the increase in operating expenses versus the decrease in investment income during such periods.

            NET REALIZED GAIN ON PORTFOLIO OF INVESTMENTS

            During the three years ended December 31, 2004, 2003, and 2002, the Company realized net gains before taxes of $1,591,156, $430,883, and $237,658, respectively, from the disposition of various investments.

            During 2004, the Company realized a gain of $1,448,014 from the sale of 908,804 shares and warrants to purchase 87,111 shares of Excelsior common stock. Additionally, the Company realized a net gain of $143,142 from the sale of marketable securities.

            During 2003, Franklin realized a gain of $432,900 from the sale of 568,000 shares of Excelsior Radio Networks, Inc. common stock. This gain was offset by a loss of $2,017 from the sale of marketable securities.

            During 2002, Franklin realized a gain of $726,804 from the sale of 773,196 shares of Excelsior Radio Networks, Inc. common stock. This gain was offset by a loss of $300,000 from the sale of 188,425 shares of Structured Web common stock, a previous portfolio holding of the Company, a loss of $140,000 from the write down of Excom Ventures, a previous portfolio holding of the Company which was determined to be a worthless security, a loss of $32,715 from the sale of 363,938 shares of Primal common stock a previous portfolio holding of the Company as well as a realized net loss of $16,430 from the sale of marketable securities.

            The Company has relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

            UNREALIZED APPRECIATION OF INVESTMENTS

            Unrealized appreciation of investments decreased by $1,054,702 during the year ended December 31, 2004, primarily due to the sale of 908,804 shares and warrants to purchase 87,111 shares of Excelsior common stock. When we exit an investment and realize a gain, we make an accounting entry to reverse any unrealized appreciation we had previously recorded to reflect the appreciated value of the investment.

            Unrealized appreciation of investments, net of deferred taxes, decreased by $475,605 during the year ended December 31, 2003, primarily due to the sale of a portion of the Company's holdings of Excelsior offset by the increased valuation of Excelsior.

            Unrealized appreciation of investments, net of deferred taxes, increased by $1,663,304 during the year ended December 31, 2002, primarily due to the increased valuation of Excelsior.

            TAXES

            Franklin does not qualify for pass through tax treatment as a Regulated Investment Company under Subchapter M of the Internal Revenue Code (the "CODE") for income tax purposes. The Company is taxed under Subchapter C of the Code and, therefore, it is subject to federal income tax on the portion of its taxable income and net capital as well as such distribution to its stockholders.

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

            A change in the ownership of a majority of the fair market value of the Company's common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to the Internal Revenue Code Section 382. The Company believes that such a change occurred during the year ended December 31, 2004. Based upon a detail analysis of purchase transactions of our equity securities, the Company believes that its net operating loss carryforward utilization is limited to approximately $755,000 per year.

CONTRACTUAL OBLIGATIONS

The  following  table  sets  forth  information   relating  to  our  contractual
obligations as of December 31, 2004:

---------------------------------------------------------------------------------------------------
                   CONTRACTUAL OBLIGATIONS                            PAYMENTS DUE BY PERIOD
---------------------------------------------------------------------------------------------------
                                                                   TOTAL           LESS THAN 1 YEAR
---------------------------------------------------------------------------------------------------
Accrued purchase price of investment in DigiCorp                  $165,240             $165,240
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                      TOTAL       $165,240             $165,240
---------------------------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company's business activities contain elements of risk. The Company considers a principal type of market risk to be valuation risk. Investments are stated at "fair value" as defined in the 1940 Act and in the applicable regulations of the Securities and Exchange Commission. All assets are valued at fair value as determined in good faith by the Board of Directors.

            Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company has exposure to public-market price fluctuations to the extent of its publicly traded portfolio.

            The Company has invested a substantial portion of its assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company expects that some of its venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential.

            Because there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company's portfolio is subject to the estimate of the Company's Board of Directors. In making its determination, the Board may consider valuation information provided by an independent third party or the portfolio company itself. In the absence of a readily ascertainable market value, the estimated value of the Company's portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in the Company's consolidated statements of operations as "Net increase (decrease) in unrealized appreciation on investments."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          FRANKLIN CAPITAL CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
                                                                            ----

Report of Rothstein, Kass & Company, P.C..............................        55

Report of Ernst & Young LLP...........................................        56

Balance Sheets as of
         December 31, 2004 and 2003...................................        57

Statements of Operations for the years
         ended December 31, 2004, 2003 and 2002.......................        58

Statements of Cash Flows for the years
         ended December 31, 2004, 2003 and 2002.......................        59

Statements of Changes in Net Assets for the years
         ended December 31, 2004, 2003 and 2002.......................        60

Financial Highlights for the years ended December 31,
         2004, 2003, 2002, 2001 and 2000..............................        61

Portfolio of Investments as of
         December 31, 2004............................................        62

Notes to Financial Statements.........................................     63-74

The schedules for which  provision is made in the  applicable  regulation of the
Securities   and  Exchange   Commission  are  not  required  under  the  related
instruction or are inapplicable and, therefore, have been omitted

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Franklin Capital Corporation

We have audited the accompanying consolidated balance sheet of Franklin Capital Corporation and Subsidiaries (the "Company") as of December 31, 2004, including the consolidated portfolio of investments as of December 31, 2004, and the related consolidated statements of operations, cash flows and changes in net assets for the year ended December 31, 2004, and the financial highlights for the year ended December 31, 2004. These consolidated financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial highlights based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of December 31, 2004, by correspondence with the custodian and brokers or by physical counts of securities. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations, its cash flows and changes in its net assets for the year ended December 31, 2004, and the financial highlights for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 18, 2005

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Franklin Capital Corporation

We have audited the accompanying balance sheet of Franklin Capital Corporation as of December 31, 2003, including the portfolio of investments as of December 31, 2003, and the related statements of operations, cash flows and changes in net assets for the two years in the period ended December 31, 2003, and the financial highlights for each of the four years in the period ended December 31, 2003. These financial statements and financial highlights are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, the confirmation of securities owned as of December 31, 2003 by correspondence with the custodian, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Franklin Capital Corporation at December 31, 2003, the results of its operations, cash flows and changes in net assets for the two years in the period ended December 31, 2003, and the financial highlights for each of the four years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


/s/ ERNST & YOUNG LLP
New York, New York
March 5, 2004

                  FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------
December 31,                                                                       2004             2003
-----------------------------------------------------------------------------------------------------------
ASSETS

Marketable investment securities, at market value (cost: December 31,
    2004 - $4,058,383; December 31, 2003 - $40,899)                           $  4,020,154     $     33,899
Investments, at fair value (cost: December 31, 2004 - $1,788,518;
    December 31, 2003 - $1,908,804)
         Excelsior Radio Networks, Inc.                                                           1,921,270
         Other investments                                                       1,788,518        1,000,000
                                                                              ------------     ------------
                                                                                 1,788,518        2,921,270
                                                                              ------------     ------------

Cash and cash equivalents                                                          846,404          224,225
Other assets                                                                       279,167           78,638
                                                                              ------------     ------------

TOTAL ASSETS                                                                  $  6,934,243     $  3,258,032
                                                                              ============     ============

-----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable                                                                 $    892,530     $    915,754
Accounts payable and accrued liabilities                                           939,568          318,140
Marketable investments sold short, at market value (proceeds: December 31,
    2004 - $1,064,093; December 31, 2003 - $0)                                   1,075,100
Due to broker                                                                      460,776
                                                                              ------------     ------------

TOTAL LIABILITIES                                                                3,367,974        1,233,894
                                                                              ============     ============

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
    10,000,000 shares authorized; 10,950 issued and outstanding at December 31, 2004 and 2003
    (Liquidation preference $1,095,000)                                             10,950           10,950
Common stock, $1 par value: 50,000,000 shares authorized;
    2,042,689 and 1,505,888 shares issued: 1,556,901 and 1,020,100 shares
    outstanding at December 31, 2004 and 2003, respectively                      2,042,689        1,505,888
Paid-in capital                                                                 13,925,253       10,439,610
Unrealized (depreciation) appreciation of investments                              (49,236)       1,005,466
Accumulated deficit                                                             (9,746,555)      (8,320,944)
                                                                              ------------     ------------

                                                                                 6,183,101        4,640,970
Deduct: 485,788 shares of common stock held in treasury,
    at cost, at December 31, 2004 and 2003, respectively                        (2,616,832)      (2,616,832)
                                                                              ------------     ------------

Net assets                                                                       3,566,269        2,024,138
                                                                              ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  6,934,243     $  3,258,032
                                                                              ============     ============

-----------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                  FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------
For the Year Ended December 31,                                          2004            2003            2002
----------------------------------------------------------------------------------------------------------------
INVESTMENT INCOME
    Interest on short term investments and money market accounts     $    11,056     $     3,159     $     5,081
    Income from affiliates                                                    --         180,000         450,000
                                                                     -----------     -----------     -----------

                                                                          11,056         183,159         455,081
                                                                     -----------     -----------     -----------

EXPENSES
    Salaries and employee benefits, net of reimbursements                494,167         548,269         862,970
    Officer's severance                                                  483,000              --              --
    Professional fees                                                  1,484,143         231,164         191,900
    Rent                                                                  76,276          71,942          98,982
    Insurance                                                             64,083          67,728          58,036
    Directors' fees                                                       10,550           9,158           2,003
    Taxes other than income taxes                                         50,697          29,708          39,709
    Newswire and promotion                                                 8,360              --           1,181
    Depreciation and amortization                                            863          16,972          16,969
    Interest expense                                                      32,284          42,903          35,401
    Expenses related to terminated merger                                     --          73,500         490,782
    General and administrative                                           246,750         188,182         187,517
                                                                     -----------     -----------     -----------

                                                                       2,951,173       1,279,526       1,985,450
                                                                     -----------     -----------     -----------

Net investment loss from operations                                   (2,940,117)     (1,096,367)     (1,530,369)

Net realized gain on portfolio of investments:
     Investment securities:
          Affiliated                                                   1,448,014         432,900         254,088
          Unaffiliated                                                   143,142          (2,017)        (16,430)
                                                                     -----------     -----------     -----------
Net realized gain on portfolio of investments                          1,591,156         430,883         237,658

Provision (benefit) for current income taxes                                  --              --             331
                                                                     -----------     -----------     -----------

Net realized loss                                                     (1,348,961)       (665,484)     (1,293,042)

(Decrease) increase in unrealized appreciation of investments
     Investment securities:
          Affiliated                                                  (1,012,466)       (479,392)      1,663,304
          Unaffiliated                                                   (42,236)          3,787              --
                                                                     -----------     -----------     -----------
(Decrease) increase in unrealized appreciation of investments,
 net of deferred income taxes                                         (1,054,702)       (475,605)      1,663,304
                                                                     -----------     -----------     -----------

Net (decrease) increase in net assets from operations                 (2,403,663)     (1,141,089)        370,262

Preferred dividends                                                       76,650          76,652         115,152
                                                                     -----------     -----------     -----------

Net (decrease) increase in net assets attributable
   to common stockholders                                            ($2,480,313)    ($1,217,741)    $   255,110
                                                                     ===========     ===========     ===========

Basic and diluted net (decrease) increase in net assets per share
  attributable to common stockholders                                ($     2.25)    ($     1.17)    $      0.24
                                                                     ===========     ===========     ===========

Weighted average number of common shares outstanding                   1,100,324       1,037,443       1,066,195
                                                                     ===========     ===========     ===========
----------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

                      FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31,                                                          2004             2003             2002
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (decrease) increase in net assets from operations                             ($ 2,403,663)    ($ 1,141,089)    $    370,262
  Adjustments to reconcile net (decrease) increase in net assets from operations to net cash used in operating activities:
      Depreciation and amortization                                                          863           16,972           16,969
      Decrease (increase) in unrealized appreciation of investments                    1,054,702          475,605       (1,663,304)
      Net realized gain on portfolio of investments                                   (1,591,156)        (430,883)        (237,327)
      Changes in operating assets and liabilities:
        (Increase) in other assets                                                      (201,392)         (18,013)          (4,300)
        Increase (Decrease) in accounts payable and accrued liabilities                  456,188          (94,840)         235,529
                                                                                    ------------     ------------     ------------

          Total adjustments                                                             (280,795)         (51,159)      (1,652,433)
                                                                                    ------------     ------------     ------------

          Net cash used in operating activities                                       (2,684,458)      (1,192,248)      (1,282,171)
                                                                                    ------------     ------------     ------------

Cash flows from investing activities:
  Proceeds from sale of majority-owned affiliate                                              --               --        1,500,000
  Increase in due to broker                                                              460,776
  Proceeds from sale of affiliate                                                      2,356,818        1,000,900           78,715
  Proceeds from sale of marketable investment securities                              57,805,768           28,924            6,554
  Loan payments received from majority-owned affiliate                                        --               --           75,000
  Purchases of other investments                                                        (788,518)              --               --
  Purchases of marketable investment securities                                      (60,394,965)         (37,166)         (22,985)
                                                                                    ------------     ------------     ------------

          Net cash (used in) provided by investing activities                           (560,121)         992,658        1,637,284
                                                                                    ------------     ------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock, net of offering costs                        3,924,786               --               --
  Proceeds from exercise of stock options                                                 39,375               --               --
  Payments of preferred dividends                                                        (76,650)         (76,652)        (115,152)
  Decrease in note payable                                                               (23,224)         (36,063)         (48,183)
  Proceeds from conversion right                                                              --               --          300,000
  Redemption of preferred stock                                                               --               --         (137,500)
  Proceeds related to 16B filing                                                           2,471               --               --
  Purchases of treasury stock                                                                 --          (25,661)         (71,815)
                                                                                    ------------     ------------     ------------

          Net cash provided by (used in) financing activities                          3,866,758         (138,376)         (72,650)
                                                                                    ------------     ------------     ------------

Net (decrease) increase in cash and cash equivalents                                     622,179         (337,966)         282,463

Cash and cash equivalents at beginning of year                                           224,225          562,191          279,728
                                                                                    ------------     ------------     ------------

Cash and cash equivalents at end of year                                            $    846,404     $    224,225     $    562,191
                                                                                    ============     ============     ============

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                                              $      2,452
   Issuance of common stock for purchase of investment                              $     55,812
   Accrued purchase price of investment                                             $    165,240

----------------------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

               FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN NET ASSETS

For the Year Ended December 31,                                         2004            2003            2002
---------------------------------------------------------------------------------------------------------------
Decrease in net assets from operations:
   Net investment loss                                              ($2,940,117)    ($1,096,367)    ($1,530,369)
   Net realized gain on portfolio of investments                      1,591,156         430,883         237,327
   (Decrease) increase in unrealized appreciation of investments     (1,054,702)       (475,605)      1,663,304
                                                                    -----------     -----------     -----------

       Net (decrease) increase in net assets from operations         (2,403,663)     (1,141,089)        370,262

Capital stock transactions:
   Dividends on preferred stock                                         (76,650)        (76,652)       (115,152)
   Cash proceeds from issuance of common stock, net                   3,924,786              --              --
   Cash proceeds from exercise of stock options                          39,375              --              --
   Cash proceeds related to 16B filing                                    2,471              --              --
   Issuance of common stock for purchase of investments                  55,812              --              --
   Proceeds for conversion right                                             --              --         300,000
   Redemption of preferred stock                                             --              --        (137,500)
   Purchase of treasury stock                                                --         (25,661)        (71,815)
                                                                    -----------     -----------     -----------

       Total (decrease) increase in net assets                        1,542,131      (1,243,402)        345,795
                                                                    -----------     -----------     -----------

Net assets at beginning of year                                       2,024,138       3,267,540       2,921,745
                                                                    -----------     -----------     -----------

Net assets at end of year                                           $ 3,566,269     $ 2,024,138     $ 3,267,540
                                                                    ===========     ===========     ===========

---------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

            FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES
--------------------------------------------------------------------------------

FINANCIAL HIGHLIGHTS

----------------------------------------------------------------------------------------------------------------------------------
For the Year Ended December 31,                                 2004(1)       2003(1)        2002(1)        2001(1)        2000(1)
----------------------------------------------------------------------------------------------------------------------------------
PER SHARE OPERATING PERFORMANCE (2):
Net asset value attributable to common stockholders,
     beginning of year                                          $0.91         $2.07          $1.19          $3.58          $7.70
                                                                -----         -----          -----          -----          -----

      Net investment loss                                        (2.67)        (1.06)         (1.44)         (1.28)         (2.07)
      Net (loss) gain on portfolio of
        investments (realized and unrealized) after taxes        0.49          (0.04)         1.78           (0.95)         (1.98)
                                                                -----         -----          -----          -----          -----

Total from investment operations                                 (2.18)        (1.10)         0.34           (2.23)         (4.05)
                                                                -----         -----          -----          -----          -----

Capital stock transactions                                       2.87          (0.06)         0.54           (0.16)         (0.07)
                                                                -----         -----          -----          -----          -----

Net asset value attributable to common stockholders,
     end of year                                                $1.59         $0.91          $2.07          $1.19          $3.58
                                                                =====         =====          =====          =====          =====

Market value per share, end of year                            $12.73         $1.06          $1.62          $4.18          $8.00
                                                               ======         =====          =====          =====          =====

TOTAL INVESTMENT RETURN:
Based on market value per share (%)                           1,100.94        (38.37)        (58.85)        (47.75)         17.13

RATIOS TO AVERAGE NET ASSETS:
Expenses (%)                                                    105.58         48.36          56.61          37.67          25.99
Net investment loss from operations (%)                        (105.18)       (41.44)        (43.64)        (33.08)        (24.73)

RATIOS/SUPPLEMENTAL DATA:
Net assets at end of period (000 omitted)                       $3,566        $2,024         $3,268         $2,922         $5,579
Portfolio turnover rate (%)                                      2,179            26             37             89             24

----------------------------------------------------------------------------------------------------------------------------------

(1) - Includes liquidation preference of preferred stockholders.

(2) - Calculated based on weighted average number of shares outstanding during the period.

   The accompanying notes are an integral part of these financial highlights.

                  FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

PORTFOLIO OF INVESTMENTS

MARKETABLE INVESTMENT SECURITIES

                                                                                               NUMBER OF
                                                                                               SHARES OR                    MARKET
                                                                                               PRINCIPAL                    VALUE
DECEMBER 31, 2004 (2)                                                                          AMOUNT ($)    COST(1)       (NOTE 2)
-----------------------------------------------------------------------------------------------------------------------------------
DigiCorp                                                                                       3,846,027   $  532,435    $  532,435
Dreamworks Animation SKG, Inc.                                                                     5,000      197,950       187,550
Google, Inc.                                                                                       2,500      495,404       481,975
Law Enforcements Associates Corp.                                                                 22,000      124,650       113,300
NASDAQ 100 Trust Series I Put, Exp. 1/21/2005, Strike $38.00                                         200        8,400         2,500
Palmone, Inc.                                                                                      8,000      254,878       252,400
Thermogenesis Corp.                                                                                5,000       32,266        31,700
Tuxis Corp.                                                                                       35,000      248,232       257,250
US Treasury - 2.875%, due 11/30/06                                                               500,000      498,672       498,516
US Treasury - 3.000%, due 11/15/07                                                             1,000,000      996,875       994,063
US Treasury - 3.500%, due 12/15/09                                                               500,000      497,734       497,578
Federal Home Loan Mtg. Corp., due 01/19/2035                                                   1,000,000      144,638       144,638
Certificate of Deposit - 0.7%, due 01/31/2005                                                                  26,249        26,249
                                                                                                           ==========    ==========

                                                                                                            4,058,383     4,020,154

Diamonds Trust Series 1, sold short                                                              (10,000)  (1,064,093)   (1,075,100)
                                                                                                           ----------    ----------
     Total Marketable Investment Securities (62.2% of total investments and
       82.6% of net assets)                                                                                $2,994,290    $2,945,054
                                                                                                           ==========    ==========

INVESTMENTS, AT FAIR VALUE

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 NUMBER OF
                                                                                                 SHARES OR               DIRECTORS'
                                                                                        EQUITY   PRINCIPAL                VALUATION
DECEMBER 31, 2004 (2)                                               INVESTMENT         INTEREST  AMOUNT ($)    COST(1)    (NOTE 2)
-----------------------------------------------------------------------------------------------------------------------------------
OTHER INVESTMENTS

Alacra Corporation (21.1% of total investments and 28.0%
    of net assets) (Internet-based information provider)  Convertible Preferred Stock     1.58%    321,543   1,000,000    1,000,000


China Nurse, LLC (1.1% of total investments and 1.4% of
    net assets) (Healthcare Services)                             LLC Interest            5.00%     50,000      50,000       50,000

Real Estate (7.7% of total investments and 10.2% of net
    assets) (Real estate development)                                 Owned             100.00%                363,053      363,053

Real Estate (7.9% of total investments and 10.5% of net
    assets) (Real estate development)                                  Loan                        375,465     375,465      375,465
                                                                                                            ----------   ----------
     Investments, at Fair Value (37.8% of total
       investments  and 50.1% of net assets)                                                                $1,788,518   $1,788,518
                                                                                                            ==========   ==========

-----------------------------------------------------------------------------------------------------------------------------------

(1)   Book cost equals tax cost for all investments
(2) Total investments refers to investments and marketable investment securities.

   The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. DESCRIPTION OF BUSINESS

Franklin Capital Corporation ("Franklin", or the "Company") is a Delaware corporation that elected to be a Business Development Company ("BDC") under the Investment Company Act of 1940 (the "1940 Act"). A BDC is a specialized type of investment company under the Act. A BDC must be primarily engaged in the business of furnishing capital and making available managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such companies are termed "eligible portfolio companies". The Company, as a BDC, generally may invest in other securities; however, such investments may not exceed 30% of the Company's total asset value at the time of any such investment.

On June 23, 2004, the Company entered into a Letter of Understanding (the "LOU") with Ault Glazer & Company Investment Management LLC ("Ault Glazer"). This LOU sets forth the understandings and agreements of the Company and Ault Glazer with respect to the initial steps in the execution of a strategic restructuring and recapitalization plan for the Company (the "Restructuring Plan"), as described more fully in Item 7 (Management's discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K. The Restructuring Plan was intended to maximize stockholder value through, among other things, (i) a shift in Franklin's investment strategy away from the radio and telecommunications industry toward a focus on the medical products/health care solutions and the financial services industries, (ii) the liquidation of Franklin's investments (including Excelsior Radio Networks, Inc.), (iii) the raising of new capital to fund new investments and (iv) the election of new directors and officers with experience and expertise in the medical products/health care solutions and the financial services industries.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for 2004 include the accounts of Franklin and its wholly-owned subsidiary, Franklin Capital Properties, LLC. While these financial statements have been consolidated, the financial position, results of operations, and cash flows do not represent those of a single legal entity. All significant intercompany transactions have been eliminated in consolidation.

USE OF ESTIMATES

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates.

CASH AND CASH EQUIVALENTS

Franklin considers only highly liquid investments such as money market funds and commercial paper with maturities of 90 days or less at the date of their acquisition as cash and cash equivalents.

At December 31, 2004 and 2003, the Company held cash and cash equivalents primarily in money market funds at two commercial banking institutions, and two broker/dealers.

FRANKLIN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the normal course of business, all of the Company's marketable securities transactions, money balances and security positions are transacted with a broker. The Company is subject to credit risk to the extent any broker with which it conducts business is unable to fulfill contractual obligations on its behalf. Management monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

OFF-BALANCE SHEET RISK

The Company is subject to certain inherent risks arising from its investing activities of selling securities short. The ultimate cost to the Company to acquire these securities may exceed the liability reflected in these financial statements.

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

INCOME TAXES

Franklin does not qualify for pass through tax treatment as a Regulated Investment Company under Subchapter M of the Internal Revenue Code (the "Code") for income tax purposes. Therefore, the Company is taxed under Subchapter C of the Code.

Franklin accounts for income taxes in accordance with the provision of Statement of Financial Accounting Standards ("SFAS") No. 109, "ACCOUNTING FOR INCOME TAXES". The significant components of deferred tax assets and liabilities are principally related to the Company's net operating loss carryforward and its unrealized appreciation of investments.

STOCK-BASED COMPENSATION

The Company has elected to follow the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board ("APB") Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," to account for its Non-Qualified Stock Option Plan under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant.

FRANKLIN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE" was issued. SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for equity-based employee compensation. It also amends and expands the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, "INTERIM FINANCIAL REPORTING," to require disclosure in the summary of significant accounting policies of the effects on an entity's accounting policy with respect to equity-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not require companies to account for employee equity options using the fair-value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with equity-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS No. 123 or the intrinsic-value method of APB Opinion No. 25. The Company has adopted the disclosure requirements of SFAS No. 148.

In December 2004, SFAS No. 123(R), "SHARE-BASED PAYMENT," which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123, "ACCOUNTING FOR STOCK BASED COMPENSATION" and supercedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not elected to early implement SFAS 123(R) for the year ended December 31, 2004.

The following table illustrates the effect on net income and net income attributable to common shareholders if the fair value based method had been applied to all awards.

                                                 DECEMBER 31, 2004   DECEMBER 31, 2003   DECEMBER 31, 2002
                                                 -----------------   -----------------   -----------------
Net (decrease) increase in net assets
  attributable to common stockholders:
As reported                                         $(2,480,313)       $  (1,217,741)       $   255,110

Deduct:
Total stock-based employee compensation
  expense determined under fair value
  based method for all awards, net of related
  tax effect                                              5,094                   --              4,734
                                                    -----------        -------------        -----------
Pro forma                                           $(2,485,407)       $  (1,217,741)       $   250,376

Basic and diluted net (decrease) increase
   in net assets attributable to common
   stockholders:
As reported                                         $     (2.25)       $       (1.17)       $      0.24
Pro forma                                           $     (2.26)       $       (1.17)       $      0.23

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

NET INCREASE (DECREASE) IN NET ASSETS PER COMMON SHARE

Net increase (decrease) in net assets attributable to common stockholders per common share is calculated in accordance with the provisions of SFAS No. 128, "Earnings per Share".

FRANKLIN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. INCOME TAXES

For the years ended December 31, 2004, 2003 and 2002, Franklin's tax (provision) benefit was based on the following:

                                                                2004            2003            2002
                                                            -----------     -----------     -----------
Net investment loss from operations                         $(2,940,117)    $(1,096,367)    $(1,530,369)
Net realized gain on portfolio of investments                 1,591,156         430,883         237,657
(Decrease) increase in unrealized appreciation               (1,054,702)       (475,605)      1,663,304
                                                            -----------     -----------     -----------
     Pre-tax book (loss) income                             $(2,403,663)    $(1,141,089)    $   370,592
                                                            ===========     ===========     ===========

                                                                2004            2003            2002
                                                            -----------     -----------     -----------
Federal tax benefit (provision) at 34% on $(2,403,663),
     $(1,141,089), and $370,592, respectively               $   817,000     $   388,000     $  (126,000)
State and local, net of Federal benefit                          48,000          22,500              --
Other                                                             6,000          (5,500)        (22,000)
Change in valuation allowance                                  (871,000)       (405,000)        148,000
                                                            -----------     -----------     -----------
                                                           $         --     $        --     $        --
                                                           ============     ===========     ===========

The components of the tax benefit are as follows:

                                                                   2004            2003            2002
                                                            -----------     -----------     -----------
Current state and local tax benefit                         $        --     $        --     $        --
                                                            ===========     ===========     ===========

Deferred income tax benefit (provision) reflects the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

A change in the ownership of a majority of the fair market value of the Company's common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to the Internal Revenue Code Section 382. The Company believes that such a change occurred during the year ended December 31, 2004. Based upon a detail analysis of purchase transactions of our equity securities, the Company believes that its net operating loss carryforward utilization is limited to approximately $755,000 per year.

At December 31, 2004 and 2003, significant deferred tax assets and liabilities consist of:

                                                                     ASSET (LIABILITY)
                                                                ----------------------------
                                                                December 31,    December 31,
                                                                    2004            2003
                                                                ------------    ------------
Deferred Federal and state benefit from net operating
  loss carryforward ........................................    $ 3,081,000     $ 2,605,000
Deferred Federal and state (provision) benefit on unrealized
  (appreciation) depreciation of investments ...............         18,000        (377,000)
Valuation allowance ........................................     (3,099,000)     (2,228,000)
                                                                -----------     -----------
  Deferred taxes ...........................................    $        --     $        --
                                                                ===========     ===========

At December 31, 2004, Franklin had net operating loss carryforwards for income tax purposes of approximately $8,559,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $3,081,000.

FRANKLIN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. STOCKHOLDERS' EQUITY

The accumulated deficit at December 31, 2004, consists of accumulated net realized gains of $7,115,000 and accumulated investment losses of $16,862,000.

The convertible preferred stock has a cumulative 7% quarterly dividend and is convertible into the number of shares of common stock by dividing the purchase price for the convertible preferred stock by conversion price in effect, currently $13.33. The convertible preferred stock has antidilution provisions, which can change the conversion price in certain circumstances. In the event the Company subdivides its outstanding shares of common stock into a greater number of shares of common stock the conversion price in effect would be reduced, thereby increasing the total number of shares of common stock that the convertible preferred stock is convertible into. The holder has the right to convert the shares of convertible preferred stock at any time until February 22, 2010 into common stock. Upon liquidation, dissolution or winding up of the Company, the stockholders of the convertible preferred stock are entitled to receive $100 per share plus any accrued and unpaid dividends before distributions to any holder of the Company's common stock.

On December 31, 2002, the Company redeemed from certain preferred stockholders 5,500 shares of convertible preferred stock for $25.00 per share.

The Board of Directors has authorized Franklin to repurchase up to an aggregate of 575,000 shares of its common stock in open market purchases on the American Stock Exchange when such purchases are deemed to be in the best interest of the Company and its stockholders. As of December 31, 2003, the Company had repurchased 536,950 shares of its common stock of which 485,788 remained in treasury. No shares were purchased during the year ended December 31, 2004.

On November 3, 2004, Franklin entered into a Subscription Agreement with several accredited investors (the "Investors"), relating to the issuance and sale by Franklin of shares of its common stock (the "Shares") and five-year warrants (the "Warrants") to purchase additional shares of its common stock (the "Warrant Shares") in one or more closings of a private placement (the "Private Placement"). Pursuant to the Subscription Agreement, Franklin may issue and sell to accredited investors an aggregate of up to 625,000 Shares at a price per Share of $8.00. Each investor that purchases Shares pursuant to the Subscription Agreement will also receive a Warrant to purchase that number of Warrant Shares equal to 50% of the number of Shares purchased by that investor at an exercise price per Warrant Share equal to 110% of the closing price of Franklin's common stock on the date of the issuance and sale of the Shares to such investor. Each Warrant further specifies that Franklin may require the holder thereof to exercise the Warrant in accordance with its terms in the event that the average closing price of Franklin's common stock during any period of five consecutive trading days exceeds 200% of the Warrant's exercise price per share. Pursuant to the Subscription Agreement, Franklin has agreed to register for resale all of the Shares and Warrant Shares issuable upon exercise of the Warrants issued and sold to investors in connection with the Private Placement. Securities issued under the terms of the Subscription Agreement were made in reliance upon the exemption provided in Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act").

During the period November 3, 2004, through December 21, 2004, Franklin held a series of four closings of the Private Placement. In conjunction with the closings Franklin issued and sold to the Investors an aggregate of 505,900 Shares and Warrants to purchase an aggregate of up to 252,950 Warrant Shares pursuant to the terms of the Subscription Agreement. At December 31, 2004, the Warrants weighted average exercise price was $11.58 with a weighted average life of 4.8 years. These issuances resulted in aggregate net proceeds to Franklin of $3,924,786. The Company is required to file a registration statement with the SEC on or before May 2, 2005, which is 180 days after initial closing of the sale transaction, registering the resale of the shares of our common stock (including the shares of common stock issuable upon exercise of the warrants) on a continuous or delayed basis under the Securities Act of 1933. The Company is required to use its reasonable best efforts to cause the registration statement to become effective within 90 days after the date we file such registration statement with the SEC. If the registration statement

FRANKLIN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

does not become effective when required, the Company will pay liquidated damages to the purchasers equal to 1.0% of the purchase price.

5. COMMITMENTS AND CONTINGENCIES

Rent expense for the years ended December 31, 2004, 2003 and 2002, was approximately $76,000, $72,000, and $99,000, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company collected rents of $30,000, $37,500, and $59,000, respectively, from subtenants under month-to-month leases, for a portion of its existing office space that is reflected as a reduction in rent expense for that period.

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. On February 25, 2003, the case against Franklin and Sunshine was dismissed, however, on October 19, 2004, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. exercised their right to appeal. The initial lawsuit alleged that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiff's radio production and distribution business. The complaint further alleges that Franklin and Sunshine joined the alleged conspiracy. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. An unfavorable outcome in an appeal, together with an unfavorable outcome in the lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations. The Company believes the lawsuit is without merit and intends to vigorously defend itself. These financial statements do not include any adjustments for the possible outcome of this uncertainty.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

On May 17, 2004, as a result of the acquisition by Ault Glazer of more than 30% of the outstanding shares of the common stock of Franklin without the prior approval of the Board, Mr. Stephen Brown, Chairman and Chief Executive Officer of Franklin became entitled, if his employment with Franklin were to terminate within one year thereafter, to receive certain severance payments under the terms of his employment agreement and severance compensation agreement with Franklin. In connection with the Restructuring Plan Franklin entered into a Termination Agreement (the "Termination Agreement") which replaces Mr. Brown's employment agreement and severance compensation agreement and provides, as amended, Mr. Brown with a severance payment of $250,000. Franklin also agreed to continue to provide coverage to Mr. Brown and his wife under its medical, dental and vision plans for a period of three years following the date of termination. The total cost of the medical coverage for Mr. Brown and his wife is estimated to be approximately $11,000 per year. Mr. Brown also entered into a consulting agreement with Franklin, whereby, Franklin would pay Mr. Brown an aggregate amount of $200,000 payable over eight months. During the quarter ended September 30, 2004, the Company recorded the charge to operations of approximately $483,000 under the Termination Agreement.

Accounts payable and accrued liabilities at December 31, 2004 and 2003 is comprised of the following:

                                                    December 31,    December 31,
                                                       2004             2003
                                                    ------------    ------------
Professional Fees - legal                            $351,867        $ 92,470
Accrued purchase price on investment                  165,240              --
Officer's severance                                   160,142              --
Accrued interest                                      112,432          82,650
Professional fees - other                              52,950         102,000
Accrued - other                                        96,937          41,020
                                                     --------        --------
                                                     $939,568        $318,140
                                                     ========        ========

FRANKLIN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. INVESTMENTS

ALACRA CORPORATION

At December 31, 2004, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation, valued at $1,000,000, which represented 14.4% of the Company's total assets and 28.0% of its net assets. Franklin has the right to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. Alacra, based in New York, is a global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra's customers include more than 750 financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

DIGICORP.

At December 31, 2004, the Company held 3,846,027 shares of common stock of DigiCorp valued at cost, or approximately $0.14 per share. Digicorp's common stock is traded on the OTC Bulletin Board, which reported a closing price, at December 31, 2004, of $0.35. Based upon the illiquid nature of the investment and the short period of time the investment has been held, the Company has elected to value the investment at its cost basis of approximately $0.14 per share. This represents a 60% discount to the December 31, 2004 closing price of $0.35.

EXCELSIOR RADIO NETWORKS, INC.

During the year ended December 31, 2004, the Company liquidated its investment in Excelsior Radio Networks, Inc. ("Excelsior"). Excelsior produces and syndicates programs and services heard on more than 2,000 radio stations nationwide across most major formats. Through its Dial Communications Global Media sales subsidiary, Excelsior sells the advertising inventory radio stations provide in exchange for the Excelsior content. The programming and content includes prep services as well as long form and short form programming. Additionally, Dial Communications Global Media has a number of independent producer clients, which range from talk and music programs to news and traffic services.

Franklin along with Sunshine initially purchased Excelsior on August 28, 2001. As part of the purchase price Franklin issued a $1,000,000 note. This note was due February 28, 2002 with interest at 3.54% but has a right of set-off against certain representations and warranties made by Winstar Radio Networks, Inc. The due date of the note has been extended indefinitely until the action described in Note 5 is settled.

On October 3, 2002, Franklin sold 773,196 common shares for $1.94 per share for $1,500,000 realizing a gain of $726,804. On January 31, 2003, Franklin purchased and subsequently on May 29, 2003, Franklin cancelled the purchase of 33,750 common shares for $1.625 per share and 65,199 warrants to acquire shares of Excelsior common stock at an exercise price of $1.125 per share for $0.50 per warrant. On August 12, 2003, Franklin sold 193,000 common shares for $1.30 per share for $250,900 realizing a gain of $57,900. Franklin has stock appreciation rights on these common shares such that in the event Excelsior is sold on or before August 8, 2005 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.625 per share. On October 8, 2003, Franklin sold to Sunshine 375,000 shares of the common stock of Excelsior for an aggregate purchase price of $750,000, realizing a gain of $375,000, pursuant to a stock purchase agreement between Sunshine and Franklin. On March 19, 2004 Franklin sold an additional 58,804 shares of the common stock of Excelsior to Sunshine for an aggregate purchase price of $117,608, $2.00 per common share. Franklin has stock appreciation rights on the common shares sold to Sunshine on October 8, 2003 and March 19, 2004, such that if Excelsior is sold and the purchaser of the common shares from Franklin receives more than $3.50 per share, Franklin is entitled to receive 80% of the value greater than $3.50 per share.

On June 30, 2004, Franklin sold 200,000 common shares of Excelsior to Quince Associates, LP ("Quince") for an aggregate purchase price of $500,000, or $2.50 per common share. On July 5, 2004, Franklin entered into an

FRANKLIN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

agreement with Quince to sell Franklin's remaining interest in Excelsior. The transactions contemplated by this agreement were subject to shareholder approval. On October 22, 2004, Franklin's shareholders approved the sale and Franklin agreed to sell its remaining 550,000 shares of Excelsior common stock at $2.50 per share and warrants exercisable for 74,232 shares of Excelsior common stock at an exercise price of $1.20 per share for $1.30 per warrant and warrants exercisable for 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share for $1.375 per warrant. On September 24, 2004, 100,000 shares of common stock of Excelsior were sold for an aggregate purchase price of $250,000 as an advance to the final sale. On October 22, 2004, Franklin sold its remaining interest in Excelsior to Quince for an aggregate purchase price of $1,489,210. Cumulative realized gains on the sale of Excelsior common stock and warrants to purchase Excelsior common stock to Quince amounted to $1,389,210.

The purchase price in connection with the June 30, 2004, September 24, 2004 and October 22, 2004 sales of the Company's equity interests in Excelsior to Quince is subject to a potential adjustment whereby, in the event that the per share net proceeds from any liquidation of Excelsior exceeds $3.00 (or an amount equal to $3.00 plus $.050 multiplied by the number of years, up to five, elapsed since the closing date of the sale), Franklin will be entitled to receive 80% of the value greater than $3.00 (or such other applicable amount) per share. The purchase price adjustment for the sale will expire as of a date 5 years following the closing of each sale transaction.

INVESTMENTS IN REAL ESTATE

At December 31, 2004, the Company had several real estate investments, valued at $738,518, which represents 10.0% of the Company's total assets and 18.3% of its net assets. These investments are reflected in the Portfolio of Investments - Investments, at Fair Value. The Company holds its real estate investments in Franklin Capital Properties, LLC ("Franklin Properties"), a Delaware limited liability company and a wholly-owned subsidiary. Franklin Properties primary focus is on the acquisition and management of income producing real estate holdings. Franklin Properties' real estate holdings consist of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. Franklin Properties intends to renovate the single family and multi-unit buildings and engage in an active rental program.

8. STOCK OPTION PLANS

On September 9, 1997, Franklin's stockholders approved two Stock Option Plans: a Stock Incentive Plan ("SIP") to be offered to the Company's consultants, officers and employees (including any officer or employee who is also a director of the Company) and a Non-Statutory Stock Option Plan ("SOP") to be offered to the Company's "outside" directors, (i.e., those directors who are not also officers or employees of Franklin). 112,500 shares of the Company's Common Stock have been reserved for issuance under these plans, of which 67,500 shares have been reserved for the SIP and 45,000 shares have been reserved for the SOP. Shares subject to options that terminate or expire prior to exercise will be available for future grants under the Plans. Because the issuance of options to "outside" directors is not permitted under the Act without an exemptive order by the Securities and Exchange Commission, the issuance of options under the SOP was conditioned upon the granting of such order. The order was granted by the Commission on January 18, 2000.

The following is a summary of the status of the Stock Option Plans during the years ended:

                                           DECEMBER 31, 2004          DECEMBER 31, 2003           DECEMBER 31, 2002
                                           -----------------          -----------------           -----------------
                                                      WEIGHTED                    WEIGHTED                    WEIGHTED
                                                      AVERAGE                     AVERAGE                     AVERAGE
                                                      EXERCISE                    EXERCISE                    EXERCISE
                                         SHARES        PRICE         SHARES        PRICE         SHARES        PRICE
                                         ------       -------        ------       -------        ------       -------
Outstanding at beginning of year         20,625       $ 11.39        20,625       $ 11.39        39,375       $ 11.27
Granted                                  26,250       $  1.50            --            --            --            --
Exercised                                26,250       $  1.50            --            --            --            --
Forfeited                                18,750       $ 11.13            --            --        18,750       $ 11.13
Expired                                      --            --            --            --            --            --
                                         ------                      ------                      ------
Outstanding at end of year                1,875       $ 14.00        20,625       $ 11.39        20,625       $ 11.39
                                         ======                      ======                      ======
Exercisable at end of year                1,875       $ 14.00        20,625       $ 11.39        20,625       $ 11.39
                                         ======                      ======                      ======

FRANKLIN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The options issued under the SIP have a remaining contractual life of 0.1 years.

9. NET (DECREASE) INCREASE IN NET ASSETS PER COMMON SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

                                                                       DECEMBER 31,
                                                     -----------------------------------------------
                                                         2004              2003              2002
                                                     -----------       -----------       -----------
Numerator:
         Net (decrease) increase in net
            assets from operations                   $(2,403,663)      $(1,141,089)      $   370,262
         Preferred stock dividends                       (76,650)          (76,652)         (115,152)
                                                     -----------       -----------       -----------
         Numerator for basic and diluted
            earnings per share - net (decrease)
            increase in net assets attributable
            to common stockholders                   $(2,480,313)      $(1,217,741)      $   255,110
                                                     ===========       ===========       ===========

Denominator:
         Denominator for basic and diluted
            (decrease) increase in net assets
            from operations - weighted -
            average shares                             1,100,324         1,037,443         1,066,195
                                                     ===========       ===========       ===========

Basic and diluted net (decrease) increase in
         net assets from operations per share        $     (2.25)      $     (1.17)      $      0.24
                                                     ===========       ===========       ===========

Common shares which would be issued upon exercise of warrants have been included in the dilutive per share computation. Common shares which would be issued upon conversion of the Company's preferred stock or exercise of options have been excluded from the dilutive per share computation as they are antidilutive (see Notes 4 and 8):

                                                       YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                     2004       2003       2002
                                                    ----------------------------
Preferred stock convertible into common stock       82,125     82,125    123,375
Stock options                                        1,875     20,625     20,625

10. NET ASSET VALUE PER SHARE

The following table sets forth the computation of net asset value per common share attributable to common stockholders:

FRANKLIN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                            DECEMBER 31,      DECEMBER 31,
                                                                            ------------------------------
                                                                                2004              2003
                                                                            ------------------------------
Numerator:
         Numerator for net asset value per
           common share, as if converted basis                              $ 3,566,269       $ 2,024,138
         Liquidation value of convertible preferred
           stock                                                             (1,095,000)       (1,095,000)
                                                                            -----------       -----------
         Numerator for net asset value per share
           attributable to common stockholders                              $ 2,471,269       $   929,138
                                                                            ===========       ===========

Denominator:
         Number of common shares outstanding,
           denominator for net asset value per share
           attributable to common stockholders                                1,556,901         1,020,100
         Number of shares of common stock to be
           issued upon conversion of preferred stock                             82,125            82,125
                                                                            -----------       -----------
         Denominator for net asset value per common
           share as if converted basis                                        1,639,026         1,102,225
                                                                            ===========       ===========

         Net asset value per share attributable to common stockholders      $      1.59       $      0.91
                                                                            ===========       ===========

         Net asset value per common share, as if converted basis            $      2.18       $      1.84
                                                                            ===========       ===========

11. PURCHASES AND SALES OF INVESTMENT SECURITIES

The cost of purchases and proceeds from sales of investment securities, excluding short-term investments, aggregated $61,404,535 and $60,162,586, respectively, for the year ended December 31, 2004; $37,166 and $1,021,398, respectively, for the year ended December 31, 2003; and $22,985 and $1,660,269, respectively, for the year ended December 31, 2002.

12. SELECTED QUARTERLY DATA (UNAUDITED)

                                                                                2004
                                                                                ----
                                                  QUARTER 1         QUARTER 2         QUARTER 3         QUARTER 4
                                                  ---------------------------------------------------------------
Total investment income                          $       165       $        50       $       155       $    10,686
Net investment loss from operations                 (292,683)         (396,647)       (1,296,010)         (954,777)
Net (decrease) increase in net assets
  attributable to common stockholders               (159,610)           15,577        (1,315,172)       (1,021,108)
Basic and diluted earnings per common share            (0.16)             0.02             (1.26)            (0.85)

                                                                                2003
                                                                                ----
                                                  QUARTER 1         QUARTER 2         QUARTER 3         QUARTER 4
                                                  ---------------------------------------------------------------
Total investment income                          $    45,678       $    45,080       $    45,090       $    47,311
Net investment loss from operations                 (273,727)         (277,926)         (271,683)         (273,031)
Net (decrease) increase in net assets
  attributable to common stockholders               (245,347)         (821,688)          145,013          (295,719)
Basic and diluted earnings per common share            (0.23)            (0.79)             0.14             (0.29)

13. RELATED PARTY TRANSACTIONS

In conjunction with the Restructuring Plan, the Company's headquarters were relocated from New York, New York to Santa Monica, California. Office facilities are currently being provided to the Company at no cost by Ault Glazer. Ault Glazer is a private investment management firm that manages an estimated $20 million in individual client accounts and private investment funds. Ault Glazer has been given discretionary authority to buy, sell, and vote

FRANKLIN CAPITAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

securities on behalf of each of those client accounts and funds. Together, Milton "Todd" Ault III ("Ault"), Chairman and Chief Executive Officer of the Company, and Louis Glazer, Chief Health and Science Officer of Franklin Medical Products, LLC (a wholly-owned subsidiary of Franklin) and Class I Director of the Company, and Melanie Glazer, Manager of Franklin Properties, (together, the "Glazers") own approximately 99% of the outstanding membership interests in Ault Glazer. As of December 31, 2004, Ault Glazer, Ault and the Glazers indirectly beneficially own or control approximately 25.5% of the outstanding common stock of the Company and beneficially own approximately 98.2% of the outstanding preferred stock of the Company.

At December 31, 2004, the Company had an amount due from Strome Securities of $65,735 recorded in other assets. Until December 31, 2004, Ault was a registered representative of Strome Securities.

14. SUBSEQUENT EVENTS

On February 25, 2005, the Company acquired all of the outstanding securities of Surgicount Medical, Inc. in exchange for approximately $340,000 in cash payments and 200,000 shares of Franklin common stock valued at approximately $3,695,600 and incurred approximately $60,000 of direct costs associated with the transaction. The value assigned to the stock portion of the purchase price is $18.48 per share based on the average closing price of Franklin's common stock for the five days beginning two days prior to and ending two days after February 4, 2005, the date of the Agreement and Plan of Merger and Reorganization (the "Merger"). In addition, in the event that prior to the fifth anniversary of the closing of the Merger the cumulative gross revenues of SurgiCount exceed $500,000 the Company is obligated to issue an additional 16,667 shares of Franklin common stock to certain SurgiCount shareholders. Should the cumulative gross revenues exceed $1,000,000 during the five-year period the additional shares would be increased by 16,667, for a total of 33,334 additional shares. Such amount is not included in the aggregate purchase price and will be recorded when and if issued.

On March 2, 2005, the Company filed a proxy statement with the Securities and Exchange Commission (the "SEC") relating to its 2004 annual stockholder meeting to be held on March 30, 2005. One of the proposals included in the proxy statement, which was unanimously approved by the Company's Board of Directors, seeks stockholder approval to withdraw the Company's election to be regulated as a business development company under the 1940 Act. If approved the Company shall be required to present its financial statements in accordance with the provisions of the Securities Exchange Act of 1934, as amended. The pro forma unaudited balance sheet presented below gives effect to the withdrawal of the Company's election to be regulated as a business development company. The pro forma unaudited balance sheet assumes the withdrawal had occurred as of January 1, 2003. The pro forma unaudited balance sheet includes the historical amounts of the Company adjusted to reflect the effects of the Company's withdrawal of its election to be regulated as a business development company. The pro forma information should be read in conjunction with the historical financial statements of the Company.

             FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES PRO FORMA
                        UNAUDITED PRO FORMA BALANCE SHEET

DECEMBER 31,                                                                      2004             2003
----------------------------------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                                                    $    846,404     $    224,225
Trading assets                                                                  4,020,154        1,955,169
Other current assets                                                              255,510           58,432
                                                                             ------------     ------------
TOTAL CURRENT ASSETS                                                            5,122,068        2,237,826

Property, plant and equipment, net                                                 23,657           20,206
Other long-term investments                                                     1,788,518        1,000,000
                                                                             ------------     ------------

TOTAL ASSETS                                                                 $  6,934,243     $  3,258,032
                                                                             ============     ============

----------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable                                                                $    892,530     $    915,754
Accounts payable and accrued liabilities                                          939,568          318,140
Trading assets sold short                                                       1,075,100                `
Due to broker                                                                     460,776                `

TOTAL CURRENT LIABILITIES                                                       3,367,974        1,233,894
                                                                             ------------     ------------

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
    10,000,000 shares authorized; 10,950 issued and outstanding at December 31, 2004 and 2003

    (Liquidation preference $1,095,000)                                            10,950           10,950
Common stock, $1 par value: 50,000,000 shares authorized;
    2,042,689 and 1,505,888 shares issued: 1,556,901 and 1,020,100 shares
    outstanding at December 31, 2004 and 2003, respectively                     2,042,689        1,505,888
Paid-in capital                                                                13,925,253       10,439,610
Accumulated deficit                                                            (9,795,791)      (7,315,478)
                                                                             ------------     ------------

                                                                                6,183,101        4,640,970
Deduct: 485,788 shares of common stock held in treasury
    at cost, at December 31, 2004 and 2003, respectively                       (2,616,832)      (2,616,832)
                                                                             ------------     ------------

Total stockholders' equity                                                      3,566,269        2,024,138
                                                                             ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $  6,934,243     $  3,258,032
                                                                             ============     ============

On March 2, 2005, the Company made an investment in the common stock of Administration for International Credit & Investments, Inc. ("AICI"), valued at $440,000, which represented 6.3% of the Company's total assets and 12.3% of its net assets at December 31, 2004. Additionally, the Company received 225,000 warrants to purchase common stock at $1.50 per share and 225,000 warrants to purchase common stock at $2.00 per share. The warrants are exercisable for a period of five years and are callable by AICI in certain instances. AICI operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. AICI's fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through AICI's system. AICI invoices and processes payments for its members' transactions and offsets credit risk through its credit management programs with third parties. AICI's name changed to Ipex, Inc. and began trading on the OTC Bulletin Board on March 29, 2005.

On March 16, 2005, Ault Glazer filed a Schedule 13D with the SEC relating to its holdings in Tuxis Corporation ("Tuxis"). Tuxis, a Maryland corporation, currently is registered under the 1940 Act as a closed-end management investment company. Tuxis previously received Board of Directors and shareholder approval to change the nature of its business so as to cease to be an investment company and on May 3, 2004, filed an application with the SEC to de-register. At March 16, 2005, the Company directly held 36,000 shares and indirectly, by virtue of its relationship with Ault Glazer, held 98,000 shares of Tuxis common stock, which represented approximately 3.66% and 9.96%, respectively, of the total outstanding shares. At December 31, 2004, Tuxis had reportable net assets of approximately $9.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On July 6, 2004, Ernst & Young, LLP ("E&Y") indicated to the Company that, due to economic reasons, E&Y would not stand for re-election as Franklin's independent accountants for the year ended December 31, 2004 and that the client auditor relationship between the Company and E&Y will cease upon the filing of the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2004. As such, there was a change in accountants. However, the decision to change accountants was not presented to, recommended or approved by the Audit Committee or the Board. Further, during Franklin's fiscal years ended December 31, 2002 and 2003, and the interim periods preceding the date hereof, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreements in connection with its report.

            As a result of the resignation of E&Y, the Company, upon the approval and recommendation of the Audit Committee (which consisted solely of directors who are not "interested persons" of the Company), engaged Rothstein Kass on October 28, 2004 to serve as the Company's independent accountants for the fiscal year ending December 31, 2004. Prior to this engagement, Rothstein Kass had not performed any services on behalf of the Company or been consulted in respect of the Company during the Company's two most recent fiscal years or any subsequent interim period. Rothstein Kass has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.

ITEM 9A. CONTROLS AND PROCEDURES.

            The Corporation's chief executive officer and the person performing the functions as chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date (the "Evaluation Date") within 90 days as of the end of the period covered by this annual report (the "Evaluation Period"). Based on such evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

            There were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the period covered by this annual report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Pursuant to the Company's Amended and Restated Certificate of Incorporation and its ByLaws, the number of directors constituting the Board shall be fixed from time to time by resolution passed by a majority of the Board. The number of directors on the Board is currently fixed at five.
Directors are elected by class for a staggered term of three years for each class, with the term of office of one class of directors expiring each year. Directors serve until their successors are elected and qualified. No current disagreement exists between the Company and any of the current members of the Board regarding the operations, policies or practices of the Company.

            The current directors of the company are as follows: Brigadier General (Ret.) Lytle Brown III (Class I Director (Served since 2004) - nominated for re-election to the Board for a three-year term expiring in 2007); Alice Campbell (Class II Director (Served since 2004) - term expiring in 2005); Herbert Langsam (Class II Director - (Served since 2004) - term expiring in
2005); Milton "Todd" Ault III (Class III Director (Served since 2004) - term expiring in 2006); and Louis Glazer, M.D., Ph.G (Class III Director (Served since 2004) - term expiring in 2006).

            All of the Company's directors are independent with the exception of Milton "Todd" Ault III and Louis Glazer, M.D., Ph.G.

COMMON STOCK DIRECTORS

            MILTON "TODD" AULT III, age 35, is the Chairman and Chief Executive Officer of the Company and has served as a director of the Company since June 23, 2004. He is the co-founder, in 1998, the controlling and managing member and chief investment officer of Ault Glazer, a private investment management firm headquartered in Santa Monica, California that manages approximately $20 million in individual client accounts and private investment funds. Mr. Ault also serves on the board of directors of Definitely for Kids, a philanthropic organization devoted to assisting hearing-impaired children. Prior to founding Ault Glazer, Mr. Ault served as a portfolio manager and regional institutional financial advisor for Prudential Securities. Mr. Ault has also previously served as an institutional account executive for Dean Witter Reynolds. Until December 31, 2004, Mr. Ault was a registered representative of Strome.

            ALICE  M.  CAMPBELL,  (1),  (2) age 55,  has  served  as a Class  II
Director of the Company since October 22, 2004. Ms. Campbell also currently serves as an investigator and consultant, specializing in research and litigation services, financial investigations and computer forensics, for major companies and law firms throughout the United States. Ms. Campbell is a certified fraud specialist, as well as a certified instructor for the Regional Training Center of the United States Internal Revenue Service (the "IRS") and for the National Business Institute. Previously, Ms. Campbell served as a special agent for the United States Treasury Department where she conducted criminal investigations and worked closely with the United States Attorney's Office and with several federal agencies, including the IRS, Federal Bureau of Investigation, Secret Service, Customs Service, State Department, Drug Enforcement Agency, Bureau of Alcohol, Tobacco and Firearms and U.S. Postal Service. Ms. Campbell received her B.A. from the University of North Carolina, Chapel Hill and has attended various specialized schools dealing with financial matters.

            BRIGADIER GENERAL (RET.) LYTLE BROWN III, (1), (2) age 72, has served as a Class I Director of the Company since October 22, 2004. Mr. Brown also currently serves as a senior tax professional with H&R Block Inc., in Nashville, Tennessee. Mr. Brown also owns and manages Marmatic Enterprises, a private company in Nashville, Tennessee that manages and invests in residential real estate principally in Tennessee and Florida. Mr. Brown is a former partner and executive vice president of Hart Freeland Roberts, Inc., one of the largest architectural engineering firms in Tennessee. Mr. Brown previously served as the head of the United States Army Corps of Engineers from 1984 to 1988, during which time he acted as commander of all engineering in Tennessee, as well as engineering units in Louisiana and Mississippi. Mr. Brown received his B.S. in engineering from Vanderbilt University and his J.D. from the Nashville School of Law.

PREFERRED STOCK DIRECTORS

            LOUIS GLAZER, M.D., PH.G., age 73, is the Chief Health and Science Officer of Franklin Medical Products, LLC (a wholly-owned subsidiary of the Company) and has served as a Class III Director of the Company since October 22, 2004. Dr. Glazer also currently serves as a member of Ault Glazer's advisory board and as an independent biotechnology and medical consultant. Until 2002, Dr. Glazer served as the chief anesthesiologist and medical director for the Vitreo-Retinal Clinic in Memphis, Tennessee. Prior to that, Dr. Glazer taught obstetrics anesthesia at the University of Tennessee, while practicing anesthesiology at Baptist East Hospital, Methodist Hospital, St. Francis Hospital and Baptist Memorial Hospital in Memphis, Tennessee. Dr. Glazer was also responsible for establishing anesthesia programs at Baptist Memorial Hospital and Methodist Hospital South in Memphis, Tennessee. Dr. Glazer received his B.S. in pharmacy from the University of Oklahoma and his M.D. from the University of Bologna School of Medicine in Italy.

            HERBERT LANGSAM, (1), (2) age 73, has served as a Class II Director of the Company since October 22, 2004. Mr. Langsam also currently serves as president of Medicare Recoveries, Inc., a private company located in Oklahoma City, Oklahoma focused on providing Medicare claims and recovery services. Mr. Langsam serves as a member of the board of trustees for the Geriatric Research Drug Therapy Institute and as an adjunct professor at the University of Oklahoma Pharmacy School. Previously, Mr. Langsam was the founder, president and chief executive officer of Langsam Health Services, a conglomerate of health care companies that serviced 17,000 long-term care residents, that was acquired by Omnicare, Inc. in 1991. Mr. Langsam also served as the vice president of pharmacy services for Omnicare, Inc. following its acquisition of Langsam Health Services. Mr. Langsam received his B.S. in pharmacy from the University of Oklahoma.

1 - Member of Compensation Committee, 2 - Member of Audit Committee

                   EXECUTIVE OFFICERS AS OF FEBRUARY 28, 2005

The executive officers of the Company and its subsidiaries are as follows:

                                                                                                               SERVED AS AN
                                                                                                                 OFFICER
NAME AND AGE                                                       OFFICE                                         SINCE
---------------------------------------------------------------------------------------------------------------------------
Milton "Todd" Ault III (35)          Chief Executive Officer                                                       2004
Lynne Silverstein (34)               President and Secretary                                                       2004
Louis Glazer, M.D., Ph.G. (73)       Chief Health and Science Officer of Franklin Medical Products, LLC            2005
Melanie Glazer (63)                  Manager of Franklin Capital Properties, LLC                                   2005

            Certain family relationships exist among the directors and/or executive officers of the Company. Specifically, Silverstein, the President and Secretary of the Company, is the step-daughter of Louis Glazer. Louis Glazer is the Chief Health and Science Officer of Franklin Medical Products, LLC (a wholly-owned subsidiary of the Company) and a Class III Director of the Company.

EXECUTIVE OFFICERS

            MILTON "TODD" AULT III, Chairman and Chief Executive Officer. For additional information about Mr. Ault, please see the Directors' biographical information section above.

            LYNNE SILVERSTEIN, age 34, is the President and Secretary of the Company. She has been Chief Executive Officer of Ault Glazer since October 2003. Prior thereto, she was Director of Operations since January 2001, having joined Ault Glazer in January 1999 as a Manager. From February 1996 to October 1998 she was employed by STV Communications, a media content and preview kiosk company, serving as Marketing Director since February 1998. Ms. Silverstein received her B.S. in Communications from the University of Miami.

            LOUIS GLAZER, M.D., PH.G., Chief Health and Science Officer of Franklin Medical Products, LLC (a wholly-owned subsidiary of Franklin). For additional information about Dr. Glazer, please see the Directors' biographical information section above.

            MELANIE GLAZER, age 63, is as the Manager of Franklin Capital Properties, LLC (a wholly-owned subsidiary of Franklin). Mrs. Glazer co-founded Ault Glazer in 1998 and serves as a Banking/ Special Situations Analyst. Mrs. Glazer began her career in banking in 1976 as Officer of United American Bank, responsible for business development, government relations and public relations. From 1978 to 1985 she was Vice President of Investors Savings & Loan Association in Nashville, Tennessee, where she managed a branch office and was responsible for business development, advertising for all offices, public relations, and was in charge of the savings incentive program. Mrs. Glazer joined Dobson & Johnson, Inc. in 1986, where she was a Real Estate Broker. In 1989, Mrs. Glazer established her own Realty company, Morris Glazer Realty, which she ran successfully until 2003. Ms. Glazer received her B.A. in History in 1964 from George Peabody College, part of Vanderbilt University.

CERTAIN SIGNIFICANT CONSULTANTS

         On December 10, 2004, the Company entered into a consulting agreement with William Horne (the "HORNE CONSULTING AGREEMENT"). The Horne Consulting Agreement provides that Mr. Horne will serve as a consultant to the Company on financial and accounting related matters of the Company. The term of the agreement is month-to-month. Pursuant to the terms of the Horne Consulting Agreement, Mr. Horne is entitled to receive a monthly consulting fee of approximately $4,200, which the Board may increase at its discretion from time to time. The Board may also award options to Mr. Horne in the future, subject to applicable laws, including the provisions of the 1940 Act.


BUSINESS EXPERIENCE


         Certain information, with respect to each of the executive officers and directors as well as the nominee for election as Class I Director at the Annual Meeting, is set forth below, including their names, ages, a brief description of their recent business experience, including present occupations and employment, certain directorships that each director or nominee holds, and the year in which each nominee or person became a director or officer of the Company.


                                                                                            PRINCIPAL
                                                                    TERM OF OFFICE         OCCUPATION(S)    OTHER DIRECTORSHIPS
                                              POSITION(S) HELD       AND LENGTH OF          DURING PAST     HELD BY DIRECTOR OR
          NAME AND ADDRESS               AGE    WITH COMPANY          TIME SERVED            5 YEARS        NOMINEE FOR DIRECTOR
---------------------------------------  ---  ----------------    ------------------    ----------------    --------------------
INTERESTED PERSONS
MILTON "TODD" AULT
III(2)(8)................................35  Chairman and         Term of one year;     Member and                   None
100 Wilshire Boulevard                       Chief Executive      served as Chairman    Investment
Santa Monica, California 90401               Officer Class        and CEO since         adviser of Ault
                                             III Director         October 22,           Glazer(3)
                                                                  2004 and as
                                                                  director since
                                                                  June 23, 2004

LOUIS GLAZER, M.D., PH.G(1)(8)...........73  Class III Director   Served as director    Member of Ault               None
100 Wilshire Boulevard                                            since October 22,     Glazer (3);
Santa Monica, California 90401                                    2004 and Chief        independent
                                                                  Health and Science    medical and
                                                                  Officer of            biotechnology
                                                                  Franklin Medical      consultant
                                                                  Products LLC
                                                                  since January 1,
                                                                  2005

NON-INTERESTED PERSONS

BRIGADIER GENERAL (RET.)
LYTLE BROWN III(1)(6)....................72  Class.I Director     Served since          Owner and manager            None
1601 Ardenwood Court                                              October 22, 2004      of Marmatic
Nashville, Tennessee 37215                                                              Enterprises (4);
                                                                                        senior tax
                                                                                        professional for
                                                                                        H&R Block Inc.

HERBERT LANGSAM(1)(7)....................73  Class.II Director    Served since          President of                 None
5300 Wisteria Drive                                               October 22, 2004      Medicare
Oklahoma City, Oklahoma 73142                                                           Recoveries,
                                                                                        Inc.(5)

ALICE CAMPBELL(1)(7).....................55  Class.II Director    Served since          Independent private          None
1211 Ridgeway Road #130                                           October 22, 2004      investigator/
Memphis, Tennessee 38119                                                                consultant

EXECUTIVE OFFICERS
LYNNE SILVERSTEIN(2).....................33  President and        Served since          CEO, Director of             None
100 Wilshire Boulevard                       Secretary            October 22, 2004      Operations and
Santa Monica, California 90401                                                          Member of Ault
                                                                                        Glazer (3)

--------------------
(1) On October 22, 2004, Irving Levine, David T. Lender and Laurence Foster were replaced as directors of the Company by Lytle Brown, Herbert Langsam, Alice Campbell, and Louis Glazer.

(2) On October 22, 2004, Mr. Stephen L. Brown, resigned from his positions as the Company's Chairman and Chief Executive Officer. Similarly, Hiram M. Lazar also resigned from his positions as the Company's Chief Financial Officer and Secretary. To fill the vacancies created by these resignations, the newly elected Board (consisting of Louis Glazer, Alice Campbell, Herbert Langsam, and Lytle Brown III) appointed Ault to serve as the Company's Chairman and Chief Executive Officer and Silverstein to serve as the Company's President and Secretary.

(3) Ault Glazer is a private investment management firm headquartered in Santa Monica, California that manages individual client accounts and private investment funds.

(4) Marmatic Enterprises is a private company located in Nashville, Tennessee that holds, buys, sells, rents and repairs residential real estate.

(5) Medicare Recoveries, Inc. is a private company located in Oklahoma City, Oklahoma which provides Medicare claims and recovery services.

(6)  Class I Director -- nominee up for re-election -- Term Expiring 2007.

(7)  Class II Director -- Term Expiring 2005.

(8)  Class III Director -- Term Expiring 2006.

AUDIT COMMITTEE

            The primary function of the Audit Committee is to oversee and monitor the Company's accounting and reporting processes and the audits of the Company's financial statements. The Audit Committee is presently composed of three persons, including Messrs. Herbert Langsam and Lytle Brown III and Ms. Alice Campbell, each of whom are considered independent under the rules promulgated by the AMEX and under Rule 10A-3 under the Exchange Act, and each of whom is financially literate as required by the rules of AMEX. Ms. Campbell serves as the chairman of the Audit Committee. The Board has determined that Ms. Campbell is an "audit committee financial expert" as defined under Item 401 of Regulation S-K of the Exchange Act, and "financially sophisticated" as defined by the rules of AMEX. Ms. Campbell meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an "interested person" of the Company as defined in Section 2(a)(19) of the Investment Company Act.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than 10 percent of the Company's common stock to file reports (including a year-end report) of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and to furnish the Company with copies of all reports filed.

      To the Company's knowledge, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that its executive officers, directors and greater than 10% beneficial owners have complied with the Section 16(a) filing requirements applicable to them for the fiscal year ended December 31, 2004, except that Brown did not timely file two reports on Form 4 covering nine transactions, one transaction and eight transactions respectively in 2004; Laurence Foster did not timely file one report on Form 4 covering three transactions in 2004; Hiram Lazar did not timely file one report on Form 4 covering twelve transactions in 2004; David Lender did not timely file one report on Form 4 covering three transactions in 2004; Irving Levine did not timely file three reports on Form 4 covering six transactions, three transactions, two transactions, and one transaction respectively in 2004; Ault Glazer did not timely file two Form 4 reports covering 22 transactions, one transaction and 21 transactions respectively in 2004; Louis Glazer did not timely file one report on Form 3 covering three transactions in 2004; Lynne Silverstein did not timely file on report of Form 3 covering three transactions in 2004; Alice Campbell did not timely file one report on Form 3 covering two transactions and one report on Form 4 covering two transactions in 2004; Herbert Langsam did not timely file one report on Form 3 covering one transaction and one report on Form 4 covering two transactions in 2004; Lytle Brown did not timely file one report on Form 3 covering one transaction and one report on Form 4 covering two transactions in 2004; and Steven Bodnar and Bodnar Capital Management LLC each did not timely file one report on Form 3 covering two transactions in 2004.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002, with respect to all cash remuneration paid or accrued by the Company for each of the Company's directors for services as directors and for each of the Company's officers whose aggregate compensation exceeded $60,000 for the fiscal years ended December 31, 2004, December 31, 2003 and December 31, 2002.


                                                       2004 SUMMARY COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           TOTAL
                                                                     AGGREGATE   PENSION OR RETIREMENT    ESTIMATED    COMPENSATION
                                                                   COMPENSATION   BENEFITS ACCRUED AS      ANNUAL        FROM THE
                                                                     FROM THE    PART OF THE COMPANY'S  BENEFITS UPON  COMPANY PAID
         NAME OF PERSON                      POSITION                 COMPANY          EXPENSES          RETIREMENT    TO DIRECTORS
----------------------------     ----------------------------     -------------  ---------------------  -------------  -------------
INTERESTED PERSONS
                                 Chairman and Chief Executive
Stephen L. Brown(1).........     Officer                            $ 607,500          $ 4,869              $ 0         $ 612,369
Hiram M. Lazar(2)...........     Chief Financial Officer            $  38,750          $     4              $ 0         $  38,754
Milton "Todd" Ault III(3)...     Chairman, Chief Executive
                                 Officer, and Class III
                                 Director                           $     500          $     0              $ 0         $     500
Louis Glazer, M.D., Ph.G.(5.     Class III Director                 $       0          $     0              $ 0         $       0
NON-INTERESTED PERSONS
Irving Levine(4)............     Director                           $   3,000          $     0              $ 0         $   3,000
David T. Lender(4)).........     Director                           $   3,000          $     0              $ 0         $   3,000
Laurence I. Foster(4).......     Director                           $   3,000          $     0              $ 0         $   3,000
Brigadier General (Ret.)....     Class I Director                   $       0          $     0              $ 0         $       0
Lytle Brown III(5)..........
Herb Langsam(5).............     Class II Director                  $       0          $     0              $ 0         $       0
Alice Campbell(5)...........     Class II Director                  $       0          $     0              $ 0         $       0
EXECUTIVE OFFICERS
Lynne Silverstein...........     President                          $       0          $     0              $ 0         $       0



                                                  2003 SUMMARY COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           TOTAL
                                                                     AGGREGATE   PENSION OR RETIREMENT    ESTIMATED    COMPENSATION
                                                                   COMPENSATION   BENEFITS ACCRUED AS      ANNUAL        FROM THE
                                                                     FROM THE    PART OF THE COMPANY'S  BENEFITS UPON  COMPANY PAID
         NAME OF PERSON                     POSITION                  COMPANY          EXPENSES          RETIREMENT    TO DIRECTORS
----------------------------     ----------------------------     -------------  ---------------------  -------------  -------------
INTERESTED PERSONS
                                 Chairman and Chief Executive
Stephen L. Brown(1).........     Officer                          $   427,500            $0                 $0       $          0
Hiram M. Lazar(2)...........     Chief Financial Officer          $   163,750            $0                 $0                  --
NON-INTERESTED PERSONS
Irving Levine(4)............     Director                         $     3,000            $0                 $0       $      3,000
David T. Lender(4)..........     Director                         $     3,000            $0                 $0       $      3,000
Laurence I. Foster(4).......     Director                         $     3,000            $0                 $0       $      3,000



                                                  2002 SUMMARY COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           TOTAL
                                                                     AGGREGATE   PENSION OR RETIREMENT    ESTIMATED    COMPENSATION
                                                                   COMPENSATION   BENEFITS ACCRUED AS      ANNUAL        FROM THE
                                                                     FROM THE    PART OF THE COMPANY'S  BENEFITS UPON  COMPANY PAID
         NAME OF PERSON                     POSITION                  COMPANY          EXPENSES          RETIREMENT    TO DIRECTORS
----------------------------     ----------------------------     -------------  ---------------------  -------------  -------------
INTERESTED PERSONS
                                 Chairman and Chief Executive
Stephen L. Brown(1).........     Officer                          $   450,000            $0                 $0       $          0
Hiram M. Lazar(2)...........     Chief Financial Officer          $   133,750            $0                 $0                  --
NON-INTERESTED PERSONS
Irving Levine(4)............     Director                         $       500            $0                 $0       $        500
David T. Lender(4)..........     Director                         $       500            $0                 $0       $        500
Laurence I. Foster(4).......     Director                         $       500            $0                 $0       $        500


------------------
(1) Mr. Brown resigned from his positions as Chairman and Chief Executive Officer on October 22, 2004.

(2) Mr. Lazar resigned from his position as Chief Financial Officer on October 22, 2004.

(3) Mr. Ault was appointed as a director on June 23, 2004. Mr. Ault received $500 in directors fees for his attendance at a Board meeting held in 2004. Mr. Ault was hired as Chairman and Chief Executive Officer of the Company on October 22, 2004.

(4) Irving Levine, David T. Lender and Laurence I. Foster were replaced as directors at the Special Meeting of the stockholders held on October 22, 2004.

(5) Brigadier General (Ret.) Lytle Brown III (Class I Director), Herbert Langsam (Class II Director) Alice Campbell (Class II Director) and Louis Glazer, M.D., Ph.G (Class III- Director) were elected as directors at the Special Meeting of stockholders held on October 22, 2004.

COMPENSATION OF DIRECTORS

            As of December 31, 2004, each director of the Company is eligible to receive a fee of $500 plus reimbursement of expenses incurred in attending each board meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

            The Compensation Committee members currently are Messrs. Herbert Langsam and Lytle Brown III and Ms. Alice Campbell, each of whom is not an "interested person" as defined in Section 2(a)(19) of the Investment Company Act, and is "independent" for purposes of the AMEX rules. Each member of the Compensation Committee is a "non-employee director" for purposes of Rule 16b-3 under Section 16 of the Exchange Act and an "outside director" for purposes of
Section 162(m) of the Code. Mr. Langsam serves as the chairman of the Compensation Committee. None of these individuals is a present or former officer or employee of the Company. Messrs. Levine and Lender were replaced as members of the Compensation Committee on October 22, 2004.

            During the last fiscal year, no executive officer of the Company served either as: (1) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; (2) a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; or
(3) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

OPTION GRANTS

            No options were granted during the year ended December 31, 2004, to the Chief Executive Officer of the Company or the other executive officers of the Company.

OPTION EXERCISES

            No options were exercised during the year ended December 31, 2004, by the Chief Executive Officer of the Company or the other executive officers of the Company.

EMPLOYMENT AGREEMENTS

            In connection with the Restructuring Plan, the Company entered into a Termination Agreement and Release (the "TERMINATION AGREEMENT") with Stephen
L. Brown that contained the terms of his resignation from the Company. Mr. Brown resigned from his positions as Chairman and Chief Executive Officer on October 22, 2004. Pursuant to the terms of the Termination Agreement, we paid Mr. Brown a severance payment of $250,000. In addition, we also agreed to: (i) pay Mr. Brown an aggregate amount of $200,000 payable over eight months for consulting services to the Company on historical matters concerning the Company's operations and stock portfolio as may be reasonably requested from time to time by a designee of the Board, and (ii) continue to provide coverage to Mr. Brown and his wife under our medical, dental and vision plans for a period of three years following the date of termination. The Company recorded a charge to operations of approximately $483,000 in 2004 under the Termination Agreement.

            On July 26, 2002, the Board had authorized an amendment to Mr. Brown's Employment Agreement with the Company (as amended, the "Stephen Brown Employment Agreement"). The Stephen Brown Employment Agreement would have expired on December 31, 2004 ("the Term").

            The Stephen Brown Employment Agreement provided that Mr. Brown would serve as the Chairman and Chief Executive Officer of the Company and be responsible for the general management of the affairs of the Company, reporting directly to the Board. It also provided that he would serve as a member of the Board for the period of which he was elected or reelected.

            Mr. Brown received compensation under the Stephen Brown Employment Agreement in the form of base salary of $420,000. In addition, the Board had the authority to increase such salary at its discretion from time to time. Mr. Brown was also entitled to be paid bonuses as the Board determined in its sole discretion. Under the Stephen Brown Employment Agreement, the Company furnished Mr. Brown with an automobile and reimbursed him for certain expenses related to such automobile. In addition, Mr. Brown was reimbursed for expenses related to membership in a club to be used primarily for business purposes. Mr. Brown was entitled under the Stephen Brown Employment Agreement to participate in any employee benefit plans or programs and to receive all benefits, perquisites and emoluments for which salaried employees are eligible. Mr. Brown was also entitled to severance pay in the event of termination without cause or by constructive discharge equal to the remaining base salary payable under the Stephen Brown Employment Agreement and provided death benefits payable to his surviving spouse equal to Mr. Brown's base salary for a period of one year.

            In addition, on July 26, 2002 the Board authorized an amendment to Stephen L. Brown's Severance Agreement (as amended, the "Stephen Brown Severance Agreement"). Under the terms of the Stephen Brown Severance Agreement, Mr. Brown was entitled to receive severance if following a change in control (as defined in the Stephen Brown Severance Agreement) his employment is terminated by the Company without cause or by the executive within one year of such change in control. The amendment increased the amount of the severance payment Mr. Brown was entitled to receive upon the occurrence of such event from 1.5 to 2.5 times his average compensation over the past five years.

            A copy of the Termination Agreement was included as an exhibit to the Company's report on Form 8-K filed with the SEC on June 24, 2004 and a copy of Amendment No. 1 to the Termination Agreement was included as an exhibit to the Company's current report on Form 8-K filed with the SEC on September 30, 2004.

            All of the foregoing events are discussed in more detail in the definitive proxy materials filed with the SEC on September 30, 2004, and March 3, 2005.

            Mr. Lazar resigned from his positions as Chief Financial Officer and Secretary on October 22, 2004. On January 1, 2003, Mr. Hiram Lazar had entered into an employment agreement with the Company, the "Hiram Lazar Employment Agreement". The Hiram Lazar Employment Agreement expired on December 31, 2003 ("the Term"). The Term automatically renewed from year to year thereafter, unless the Company notified Mr. Lazar not less than 90 days prior to the end of any Term in writing that the Company will not be renewing the Hiram Lazar Employment Agreement.

            The Hiram Lazar Employment Agreement provided that Mr. Lazar would serve as the Chief Financial Officer of the Company and be responsible for the financial affairs of the Company, reporting directly to the Chief Executive Officer.

            Mr. Lazar received compensation under the Hiram Lazar Employment Agreement in the form of base salary of $160,000. In addition, the Board had the authority to increase such salary at its discretion from time to time. Mr. Lazar was also entitled to be paid bonuses up to 20% of base salary as the Board determined in its sole discretion. Mr. Lazar was entitled under the Hiram Lazar Employment Agreement to participate in any employee benefit plans or programs and to receive all benefits, perquisites and emoluments for which salaried employees are eligible. Mr. Lazar was also entitled to severance pay in the event of termination without cause or by constructive discharge equal to the remaining base salary payable under the Hiram Lazar Employment Agreement and provided for death benefits payable to his surviving spouse equal to Mr. Lazar's base salary for a period of six months. Excelsior reimbursed the Company for 80% of Mr. Lazar's total compensation.

CONSULTING AGREEMENT

            On December 10, 2004, the Company entered into a consulting agreement with William Horne (the "HORNE CONSULTING AGREEMENT"). The Horne Consulting Agreement provides that Mr. Horne will serve as a consultant to the Company on financial and accounting related matters of the Company. The term of the agreement is month-to-month. Pursuant to the terms of the Horne Consulting Agreement, Mr. Horne is entitled to receive a monthly consulting fee of approximately $4,200, which the Board may increase at its discretion from time to time. The Board may also award options to Mr. Horne in the future, subject to applicable laws, including the provisions of the 1940 Act.

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

            On December 31, 2004, there were 1,875 options to purchase common stock outstanding and 18,750 remain available for future issuance.

            The following is a description of each of the Stock Option Plans followed by a description of the provisions applicable to both Stock Option Plans.

STOCK INCENTIVE PLAN (SIP)

            PURPOSE

            The purpose of the SIP is to give the Company and its Affiliates a competitive advantage in attracting, retaining and motivating officers, employees and consultants of the Company and to provide the Company with a stock plan that provides incentives linked to the financial results of the Company and increase in stockholder value.

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

            Upon exercise of an ISO or non-ISO, the Committee may elect to cash out all or any portion of the shares of common stock for which an option is being exercised by paying the optionee the excess of the fair market value of a share of common stock over the per share exercise price for each such option share being cashed out. All options granted under the SIP become automatically exercisable upon a "change of control" and remain exercisable until expiration of their respective terms. A "change in control" is defined in the Stock Option Plans as the acquisition by any person or group (other than Stephen L. Brown and his Affiliates) of more than 25% of the voting securities of the Company or a sale or other disposition of all or substantially all of the assets of the Company to any person.

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

            PARTICIPANTS

            SIP participants will be the officers, employees (including such officers and employees who are also directors) or consultants of the Company and its Affiliates who are responsible for or contribute to the management, growth and profitability of the business of the Company and its Affiliates. Each grant of an award under the SIP will be evidenced by an agreement between the participant and the Company, which shall include such terms and provisions as the Committee may determine from time to time.

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

NON-STATUTORY STOCK OPTION PLAN (SOP)

            PURPOSE

            The purpose of the SOP is to further the interests of the Company, its stockholders and its employees by providing the "outside" directors of the Company (I.E., those who are not also officers and employees of the Company) the opportunity to purchase the Common Stock of the Company as an appropriate reward for the dedication and loyalty of the "outside" directors.

            TYPE OF AWARDS

            The SIP only permits the granting of options to purchase common stock. Only non-ISOs can be granted under the SOP.

            ADMINISTRATION

            The SOP will be administered by the Board of Directors of the Company with all grants approved pursuant to Section 57(o) of the 1940 Act. Options granted under the SOP are intended to comply with the exemption afforded by Rule 16b-3 of the 1934 Act. The Board, in its discretion, can impose any vesting or other restrictions on options granted under the SOP.

            PARTICIPANTS

            SOP participants will be outside directors of the Company.

            TERMINATION OF AWARDS

            Under the SOP, options expire 30 days after the date of a SOP participant's appointment with the Company is terminated except if such termination is by reason of death or disability. In the event of termination by reason of disability, options expire 12 months after such termination. In the event of the participant's death while serving as director or within the 30-day period following termination of the participant's appointment, options expire 12 months following the date of death.

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

            The number of shares of common stock reserved for issuance under the Stock Option Plans, the number of shares issuable upon the exercise of options or subject to stock appreciation rights, the exercise price of such awards and the number of restricted stock awards granted under the Stock Option Plans may be subject to "anti-dilution" adjustments, in the sole discretion of the
Committee, in the event of any merger, reorganization, consolidation, separation, liquidation, stock dividend, stock split, share combination, recapitalization or other change in corporate structure affecting the outstanding common stock of the Company.

            GRANT AND EXERCISE OF AWARDS

            The exercise price for options under the Stock Option Plans will be determined, in the case of the SIP, by the Committee, and in the case of the SOP, by the Board of Directors, but will not be less than the "Fair Market Value" of the Company's common stock at the date of grant (as defined in the Stock Option Plans as the closing market price of the common stock on the American Stock Exchange on the date of such grant).

            Options granted under the Stock Option Plans are exercisable for a period of 10 years from the date of grant (five years with respect to ISOs granted to optionees who own more than 10% of the voting power of the Company or any subsidiary) or such shorter period as the administrator of such plan (either the Committee or the Board, as the case may be) may establish as to any or all shares of common stock subject to any option. Options will become exercisable in accordance with the vesting schedule prescribed in such optionee's option agreement, and may be subject to satisfaction of such other conditions as the administrator may determine. Stock appreciation rights granted under the SIP are exercisable to the same extent as the options to which they relate and upon exercise terminate the related option.

            An employee, officer or director exercising a non-ISO pursuant to the SIP may elect to have the Company withhold shares of the Company's common stock to satisfy tax liabilities arising from the exercise of such options. Initially, there will be three employees of the Company, two of whom are also directors, who will be eligible to participate in the SIP. There are five outside directors eligible to participate in the SOP.

CERTAIN FEDERAL INCOME TAX CONSEQUENCES OF OPTIONS

            The following discussion of certain relevant federal income tax effects applicable to stock options granted under the Stock Option Plans is a brief summary only, and reference is made to the Code and the regulations and interpretations issued thereunder for a complete statement of all relevant federal tax consequences.

            INCENTIVE STOCK OPTIONS

            No taxable income will be realized by an optionee upon the grant or timely exercise of an ISO. If shares are issued to an optionee pursuant to the timely exercise of an ISO and a disqualifying disposition of such shares is not made by the optionee (I.E., no disposition is made within two years after the date of grant or within one year after the receipt of shares by such optionee, whichever is later), then (i) upon sale of the shares, any amount realized in excess of the exercise price of the ISO will be taxed to the optionee as a long-term capital gain and any loss sustained will be long-term capital loss, and (ii) no deduction will be allowed to the Company. However, if shares acquired upon the timely exercise of an ISO are disposed of prior to satisfying the holding period described above, generally (a) the optionee will realize ordinary income in the year of disposition in an amount equal to the excess (if any) of the fair market value of the shares at the time of exercise (or, if less, the amount realized on the disposition of the shares) over the exercise price thereof, and (b) the Company will be entitled to deduct an amount equal to such income. Any additional gain recognized by the optionee upon a disposition of shares prior to satisfying the holding period described above will be taxed as a short-term or long-term capital gain, as the case may be, and will not result in any deduction for the Company.

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

            In general, the Company will not be required to withhold income or payroll taxes on the timely exercise of an ISO.

            NON-ISOS

            In general, an optionee will not be subject to tax at the time a non-ISO is granted. Upon exercise of a non-ISO where the exercise price is paid in cash, the optionee generally must include in ordinary income at the time of exercise an amount equal to the excess, if any, of the fair market value of the shares of common stock at the time of exercise over the exercise price. The optionee's tax basis in the shares acquired upon exercise will equal the exercise price plus the amount taxable as ordinary income to the optionee. The federal income tax consequences of an exercise of a non-ISO where the exercise price is paid in previously owned shares of common stock are generally similar to those where the exercise price is paid in cash. However, the optionee will not be subject to tax on the surrender of such shares, and the tax basis of the shares acquired on exercise that are equal in number to the shares surrendered will be the same as the optionee's tax basis in such surrendered shares. Special timing rules may apply to an optionee who is subject to reporting under Section 16(a) of the 1934 Act (generally an executive officer of the Company) and would be subject to liability under Section 16(b) of the 1934 Act.

            The Company generally will be entitled to a deduction in the amount of an optionee's ordinary income at the time such income is recognized by the optionee upon the exercise of a non-ISO. Income and payroll taxes are required to be withheld for employees on the amount of ordinary income resulting from the exercise of a non-ISO.

            On May 11, 2004, 26,250 options were granted under the SOP to three eligible "outside" directors. The strike price of the options was $1.50 per share, which represented the closing price of

Franklin's common stock as reported by the American Stock Exchange on that date. The options granted vested immediately and were exercised in June 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following tables set forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the Commission) of the Company's common stock as of February 28, 2005, by 1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, 2) each director of the Company,
3) each current executive officer listed in the Summary  Compensation  Table and
4) all directors and executive officers of the Company as a group. Except as otherwise indicated, to the Company's knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The address for all beneficial owners, unless stated otherwise below, is c/o Franklin Capital Corporation 450 Park Avenue, Suite 2002, New York, NY 10022.

COMMON STOCK

        NAME AND ADDRESS OF              AMOUNT AND NATURE OF           PERCENT
         BENEFICIAL OWNER                BENEFICIAL OWNERSHIP           OF CLASS
         ----------------                --------------------           --------
Ault Glazer & Company Investment
   Management LLC
   100 Wilshire Boulevard
   Santa Monica, CA 90401                       476,900      (1)          27.1%
Melanie Glazer
   100 Wilshire Boulevard
   Santa Monica, CA 90401                       476,900      (1)          27.1%
Steven Bodnar & Bodnar Capital
   Management LLC
   680 Old Academy Road
   Fairfield, CT 06824                          281,250      (2)          16.0%
Brian Stewart
   222 Seventh Street, No. 105
   Santa Monica, CA 90402                        95,000      (3)           5.4%
Dr. William Stewart
   222 Seventh Street, No. 105
   Santa Monica, CA 90402                        95,000      (3)           5.4%
Milton "Todd" Ault III
   100 Wilshire Boulevard
   Santa Monica, CA 90401                       476,900      (1)          27.1%
Louis Glazer, M.D., Ph.G
   100 Wilshire Boulevard
   Santa Monica, CA 90401                       476,900      (1)          27.1%
Brigadier General (Ret.)
   Lytle Brown III
   1601 Ardenwood Court
   Nashville, TN 37215                             3,000                     *
Herbert Langsam
   5300 Wisteria Drive
   Oklahoma City, Oklahoma, 73142                  7,000                     *
Alice Campbell
   1211 Ridgeway Road #130
   Memphis, TN 38119                               5,850     (4)             *

        NAME AND ADDRESS OF              AMOUNT AND NATURE OF           PERCENT
         BENEFICIAL OWNER                BENEFICIAL OWNERSHIP           OF CLASS
         ----------------                --------------------           --------
Lynne Silverstein
   100 Wilshire Boulevard
   Santa Monica, CA 90401                       476,900      (1)          27.1%
All current officers and directors
     as a group (6 persons)                     476,900      (1)          27.1%

----------
* Represents less than 1.0%

(1) Pursuant to Amendment No. 10 to the Schedule 13D jointly filed by Ault, Silverstein, Ault Glazer and the Glazers on January 21, 2005 (the "AULT GLAZER 13D") pursuant to which Ault Glazer, Ault, Silverstein, and the Glazers have all reported beneficial ownership of these shares of Common Stock. The 476,900 reported above include 80,625 shares of Common Stock issuable upon conversion of the 10,750 shares of Preferred Stock reported below. According to the Ault Glazer 13D: (i) Ault Glazer's beneficial ownership of these shares of Common Stock is direct as a result of Ault Glazer's discretionary authority to buy, sell and vote such shares of Common Stock for its investment fund clients; (ii) Ault's beneficial ownership of these shares of Common Stock is indirect as a result of Ault's control of Ault Glazer; (iii) Silverstein's beneficial ownership of these shares of Common Stock is indirect as a result of Silverstein's control of Ault Glazer; and (iv) the Glazers have reported beneficial ownership of these shares of Common Stock because, as a result of certain relationships they may be deemed to be members, together with Ault Glazer, Ault and Silverstein, of a group that beneficially owns such shares of Common Stock. Also includes 44,146 shares of Common Stock held by Zeal Aggressive Partners, L.P., 70,466 shares beneficially owned by Zealous Partners, L.L.C., and 252,756 shares beneficially owned by Zodiak Investments, L.P.

(2) Pursuant to the Schedule 13D filed by Steven Bodnar on December 17, 2004, Bodnar Capital Management LLC ("BCM") owns 187,500 shares of Common Stock and warrants exercisable to purchase 93,750 shares of Common Stock. Mr. Bodnar has the power to vote and direct the disposition of all shares of Common Stock owned by BCM.

(3) The shares listed above are being reported by the Company in connection with its acquisition of SurgiCount. On February 25, 2005, the Company closed this acquisition and issued 200,000 shares of Common Stock, of which 10,000 shares of Common Stock will be held in escrow until August 2005. In addition, if certain milestones are satisfied, the Company will issue up to an additional 33,334 shares of Common Stock.

(4) Includes 1,100 shares that Ms. Campbell beneficially owns by virtue of her minority ownership interest in Zeal Aggressive Partners, L.P., a private investment fund managed by Ault Glazer.

PREFERRED STOCK

        NAME AND ADDRESS OF              AMOUNT AND NATURE OF            PERCENT
         BENEFICIAL OWNER                BENEFICIAL OWNERSHIP           OF CLASS
         ----------------                --------------------           --------
Ault Glazer & Company Investment
   Management LLC
   100 Wilshire Boulevard
   Santa Monica, CA 90401                         10,750    (1)            98.2%
Melanie Glazer
   100 Wilshire Boulevard
   Santa Monica, CA 90401                         10,750    (1)            98.2%
Milton "Todd" Ault III
   100 Wilshire Boulevard
   Santa Monica, CA 90401                         10,750    (1)            98.2%
Louis Glazer, M.D., Ph.G
   100 Wilshire Boulevard
   Santa Monica, CA 90401                         10,750    (1)            98.2%
Lynne Silverstein
   100 Wilshire Boulevard
   Santa Monica, CA 90401                         10,750    (1)            98.2%

        NAME AND ADDRESS OF              AMOUNT AND NATURE OF            PERCENT
         BENEFICIAL OWNER                BENEFICIAL OWNERSHIP           OF CLASS
         ----------------                --------------------           --------
All officers and directors
     As a group (6 persons)                       10,750    (1)            98.2%

----------
* Represents less than 1.0%

(1) Consists of: (i) 1,500 shares beneficially owned by Zodiak Investment Partners, L.P.; (ii) 2,600 shares beneficially owned by Zealous Partners, L.L.C.; and (iii) an aggregate of 6,650 shares beneficially owned by six separate trust accounts for which Melanie Glazer acts as trustee. Pursuant to the Ault Glazer 13D, Ault Glazer, Ault, Silverstein, and the Glazers have reported beneficial ownership of these shares of Preferred Stock because, as a result of certain relationships they may be deemed to be members, of a group that beneficially owns such shares of Preferred Stock.

      The  following   table  sets  forth  the  dollar  range  of  Common  Stock
beneficially owned by each of our current directors and nominees as of December 31, 2004:

                                                               DOLLAR RANGE OF
                                                              EQUITY SECURITIES
NAME OF DIRECTOR OR NOMINEE                                 OF THE COMPANY(1)(2)
---------------------------                                 --------------------
INTERESTED PERSONS
Milton "Todd" Ault III(3)...................................   $10,001-$50,000
Louis Glazer, M.D., Ph.G.(3)................................     over $100,000
NON-INTERESTED PERSONS
Brigadier General (Ret.) Lytle Brown III(3).................   $10,001-$50,000
Herb Langsam(3).............................................   $10,001-$50,000
Alice Campbell(3)...........................................   $10,001-$50,000

----------
(1) Pursuant to Instruction 2 of Item 22(b)(5) of Schedule 14A, beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

(2) The Company has not provided information with respect to the aggregate dollar range of equity securities in all funds overseen by each director or nominee for director named above because the Company is not part of any family of investment companies.

(3) Ault became a director on June 23, 2004. Louis Glazer, Gen. Lytle Brown, Herbert Langsam, and Alice Campbell became directors on October 22, 2004.

EQUITY COMPENSATION PLAN INFORMATION

            The following table summarizes information about the options, warrants and rights and other equity compensation under the Company's equity plans as of December 31, 2004.

                                                                                            NUMBER OF SECURITIES REMAINING
                                                                                            AVAILABLE FOR FUTURE ISSUANCE
                                    NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE           UNDER EQUITY COMPENSATION PLANS
                                    BE ISSUED UPON EXERCISE      EXERCISE PRICE OF          (EXCLUDING SECURITIES REFLECTED
PLAN CATEGORY                       OF OUTSTANDING OPTIONS       OUTSTANDING OPTIONS        IN COLUMN (A))
Equity compensation plans
approved by security holders (1)             1,875                      $14.00                          18,750

(1) Includes options to purchase shares of Company common stock under the following stockholder approved plans: Stock Incentive Plan and the Non-Statutory Stock Option Plan both approved on September 9, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Certain of the Company's officers, directors and/or their family members have existing responsibilities and, in the future, may have additional responsibilities, to act and/ or provide services as executive officers, directors, owners and/ or managers of Ault Glazer. Accordingly, certain conflicts of interest between the Company and Ault Glazer may occur from time to time. The Company will attempt to resolve any such conflicts of interest in its favor. The officers and directors of the Company are accountable to the Company and to its stockholders as fiduciaries, which requires that the officers and directors exercise good faith and integrity in handling the Company's affairs.

            The Board does not believe that the Company has any conflicts of interest with the business of Ault Glazer, other than Ault's, Silverstein's, and the Glazers' responsibility to provide certain management and administrative services to Ault Glazer and its clients from time-to-time. However, subject to applicable law, the Company may engage in transactions with Ault Glazer and related parties in the future, including but not limited to acquisitions and/or joint investments in the target industries. These related party transactions may raise conflicts of interest and, although the Company does not have a formal policy to address such conflicts of interest, the Audit Committee intends to evaluate relationships and transactions involving conflicts of interest on a case by case basis.

            The Audit Committee will conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis, and the approval of the Audit Committee will be required for all such transactions. The Audit Committee intends that any related party transactions will be on terms and conditions no less favorable to the Company than those terms and conditions reasonably obtainable from third parties and in accordance with applicable law.

            Ault Glazer provides the Company with office space, telephone, computer, and internet service, office supplies, and administrative and secretarial support, all without charge. The Company has no obligation to reimburse Ault Glazer for any of these goods and services in the future. In the event that the Company pays for such services in the future, it will do so on market terms approved by the Audit Committee.

            In addition, Strome Securities, L.P. ("STROME") a broker dealer registered with the National Association of Securities Dealers, Inc. ("NASD") provides the Company with brokerage and execution services. Strome provides such services to the Company on market terms which have been approved by the Board. Until December 31, 2004 Ault was a registered representative of Strome.

            For addition information see Items 10 through 12 and Footnote 6 to the Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

            AUDIT FEES. The aggregate fees billed for professional services rendered by Ernst & Young LLP and Rothstein, Kass & Company, P.C for 2004 for the audit of the Corporation's annual financial statements for 2004 and for the review of the financial statements included in the Corporation's Forms 10-Q for 2004 were $101,550. The amounts paid or attributable to Ernst & Young LLP were approximately $28,600 and the amounts paid or attributable to Rothstein, Kass & Company, P.C were approximately $72,950.

            AUDIT-RELATED FEES. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "AUDIT FEES." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The Company incurred audit-related fees of approximately $17,000 for 2004.

            TAX FEES. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state and local tax compliance. The Company incurred tax fees of approximately $10,000 for 2004.

            ALL OTHER FEES. All other fees would include fees for products and services other than the services reported above. The Company did not incur other fees for 2004.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

            In accordance with its Amended and Restated Charter of the Audit Committee, the Audit Committee's policy is to expressly pre-approve all audit and permissible non-audit services provided by the Company's independent public accountants before the independent public accountants are engaged by the Company to provide any such services. These services may include audit services, audit related services, tax services and other related services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service and is subject to a specific budget.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements are set forth under Item 8.

      (a)   (1)   Financial Statements

                        Report of Rothstein, Kass & Company, P.C
                        Report of Ernst & Young LLP
                        Balance Sheets as of December 31, 2004 and 2003 Statements of Operations for the years ended December 31, 2004, 2003 and 2002
                        Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
                        Statements of Changes in Net Assets for the years ended December 31, 2004, 2003 and 2002
                        Financial Highlights for the years ended December 31, 2004, 2003, 2002, 2001 and 2000
                        Portfolio of Investments as of December 31, 2004
                        Notes to Financial Statements

The following exhibits are filed herewith or incorporated as set forth below:

            (2)   Exhibits

                        (2.1) Stock Purchase Agreement, dated as of June 30, 2004, between Franklin and Quince Associates, LP(1)

                        (2.2) Stock Purchase Agreement, dated as of July 5, 2004, between Franklin and Quince Associates, LP(1)

                        (2.3) Agreement and Plan of Merger and Reorganization, dated as of February 3, 2005, by and among Franklin, SurgiCount Acquisition Corp., SurgiCount Medical, Inc., Brian Stewart and Dr. William Stewart(2)

                        (3.1)    Articles of Incorporation(3)

                        (3.2)    By-Laws(3)

                        (3.3)    Amended    and    Restated    Certificate    of
                                 Incorporation

                        (4.1)    Certificate of Designation(4)

                        (4.2)    Registration Rights Agreement(5)

                        (4.3)    Preferred Stock Purchase Agreement(6)

                        (10.1)   Employment Agreement - Stephen L. Brown(7)

                        (10.2)   Employment Agreement - Spencer L. Brown(8)

                        (10.3)   Severance Agreement - Stephen L. Brown(9)

                        (10.4)   Severance Agreement - Spencer L. Brown(10)

                        (10.5)   Stock Incentive Plan(11)

                        (10.6)   Stock Option Plan(12)

                        (10.7)   Management   Agreement  with  Excelsior   Radio
                                 Networks(13)

                        (10.8) Registration Rights Agreement, dated as of February 3, 2005, by and among Franklin, Brian Stewart and Dr. William Stewart(2)

                        (10.9) Common Stock Purchase Agreement, dated as of December 29, 2004, between Franklin and certain selling stockholders(14)

                        (10.10) Subscription Agreement, dated November 3, 2004, by and among Franklin and accredited investors

                        (10.11)  Amendment  to  Subscription  Agreement,   dated
                                 March 2, 2005, by and among Franklin and accredited investors

                        (10.12) Letter of Understanding, dated as of June 23, 2004, between Franklin and Ault Glazer(15)

                        (10.13) Amendment to Letter of Understanding, dated as of August 26, 2004, between Franklin and Ault Glazer(16)

                        (10.14)  Amendment  No. 2 to  Letter  of  Understanding,
                                 dated   September  30,  2004,  by  and  between
                                 Franklin and Ault Glazer(17)

                        (10.15)  Termination Agreement and Release,  dated as of
                                 June  23,  2004,   between  Franklin  and  Ault
                                 Glazer(15)

                        (10.16)  First  Amendment to  Termination  Agreement and
                                 Release,   dated  as  of  September  30,  2004,
                                 between Franklin and Ault Glazer(17)

                        (14.1)   Code of Business Conduct and Ethics(18)

                        (16.1) Letter from Ernst & Young LLP to the SEC, dated July 9, 2004(19)

                        (21)     List of Subsidiaries

                        (23.1)   Consent of Rothstein, Kass & Company, P.C.

                        (23.2)   Consent of Ernst & Young LLP

                        (31.1) Certification of the Chief Executive Officer and the person performing the functions of the Chief Financial Officer pursuant to Rule 13a-14 of Securities Exchange Act of 1934, as amended

                        (32.1)   Certification  Pursuant  To 18  U.S.C.  Section
                                 1350,   As  Adopted  By  Section   906  of  The
                                 Sarbanes-Oxley Act of 2002

FINANCIAL STATEMENT SCHEDULES

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

----------
(1) Incorporated by reference to the Current Report on Form 8-K filed July 23, 2004

(2) Incorporated by reference to the Current Report on Form 8-K filed February 9, 2005

(3) Incorporated by reference to the Company's Form N-2, as amended, filed July 31, 1992

(4) Incorporated by reference to Exhibit 4.1 filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(5) Incorporated by reference to Exhibit 4.2 filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(6) Incorporated by reference to Exhibit 4.3 filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(7) Incorporated by reference to Exhibit 10.1 filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(8) Incorporated by reference to Exhibit 10.2 filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(9) Incorporated by reference to Exhibit 10.3 filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(10) Incorporated by reference to Exhibit 10.4 filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000

(11) Incorporated by reference to Exhibit 10.5 filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001

(12) Incorporated by reference to Exhibit 10.6 filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001

(13) Incorporated by reference to Exhibit 10.7 filed on the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001

(14) Incorporated by reference to the Current Report on Form 8-K filed January 4, 2005

(15) Incorporated by reference to the Current Report on Form 8-K filed June 24, 2004

(16) Incorporated by reference to the Current Report on Form 8-K filed August 27, 2004

(17) Incorporated by reference to the Current Report on Form 8-K filed September 30, 2004

(18) Incorporated by reference to Appendix D of the Company's Definitive Proxy Materials filed on March 2, 2005

(19) Incorporated by reference to the Current Report on Form 8-K filed July 9, 2004

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FRANKLIN CAPITAL CORPORATION


Date: March 30, 2005                      By: /s/ Milton "Todd" Ault III
                                              ----------------------------------
                                              Milton "Todd" Ault III
                                              CHAIRMAN & CHIEF EXECUTIVE OFFICER

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

         SIGNATURES                           TITLE                    DATE
         ----------                           -----                    ----


/s/ Milton "Todd" Ault III         Chairman &
----------------------------        Chief Executive Officer       March 30, 2005
Milton "Todd" Ault III


/s/ Lytle Brown III
----------------------------
Brigadier General (Ret.)
Lytle Brown III                     Director                      March 30, 2005


/s/ Alice Campbell
----------------------------
Alice Campbell                      Director                      March 30, 2005


/s/ Louis Glazer
----------------------------
Louis Glazer, M.D., Ph.G            Director                      March 30, 2005


/s/ Herbert Langsam                 Director                      March 30, 2005
----------------------------
Herbert Langsam