Form 10-Q
period 2005-03-31
Patient Safety Technologies, Inc
filed 2005-05-16
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER:

PATIENT SAFETY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3419202
(State of Incorporation)	(I.R.S. Employer Identification Number)

100 Wilshire Boulevard, Suite 1500 Santa Monica, California 90401
(Address of principal executive offices)

Registrant’s telephone number, including area code: (310) 752-1442

With Copies To:
Marc J. Ross, Esq.
Sichenzia Ross Friedman Ference LLP
1065 Avenue of the Americas
New York, New York 10018
(212) 930-9700

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On April 22, 2005, there were 5,404,783 shares outstanding of the Registrant’s common stock, $0.33 par value.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE THREE MONTHS
ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Balance Sheets (Unaudited)

	March 31,	December 31,
	2005	2004 *

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$10,741	$846,404
Marketable securities	4,435,433	3,487,719
Other current assets	269,452	255,510

TOTAL CURRENT ASSETS	4,715,626	4,589,633

Property, plant and equipment, net	34,818	23,657
Intangible assets, net	4,657,497
Long-term investments	2,385,959	2,320,953

TOTAL ASSETS	$11,793,900	$6,934,243

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable	$839,469	$892,530
Accounts payable and accrued liabilities	1,137,833	939,568
Marketable securities, sold short		1,075,100
Due to broker	2,564,749	460,776

TOTAL CURRENT LIABILITIES	4,542,051	3,367,974

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding
at March 31, 2005 and December 31, 2004
(Liquidation preference $1,095,000)	10,950	10,950
Common stock, $0.33 par value: 25,000,000 shares authorized;
6,826,017 shares issued and 5,374,278 shares outstanding as of March 31, 2005; 6,128,067
shares issued and 4,670,703 shares outstanding at December 31, 2004	2,252,586	2,022,262
Paid-in capital	19,176,731	13,950,775
Accumulated deficit	(11,597,835)	(9,800,885)

	9,842,432	6,183,102
Deduct: 1,451,739 and 1,457,364 shares of common stock held in treasury,
at cost, at March 31, 2005 and December 31, 2004, respectively	(2,590,583)	(2,616,833)

TOTAL STOCKHOLDERS' EQUITY	7,251,849	3,566,269

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,793,900	$6,934,243

* Restated to include the impact of share-based compensation expense

The accompanying notes are an integral part of these condensed financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Statements of Operations (Unaudited)

	Three Months Ended

	March 31,	March 31,
	2005	2004
REVENUES	$—	$—

EXPENSES
Salaries and employee benefits	1,210,950	128,901
Professional fees	556,971	57,000
Rent		18,075
Insurance	19,551	17,038
Taxes other than income taxes	22,035	12,764
Interest expense	27,318	8,926
Amortization of patents	27,078
General and administrative	257,770	50,144

Operating expenses	2,121,673	292,848

Operating loss	(2,121,673)	(292,848)

Interest, dividend income and other, net	28,602	165
Realized gains (losses) on investments, net	(34,728)	49,478
Unrealized gains (losses) on marketable securities, net	343,587	102,759

Net loss	(1,784,212)	(140,446)

Preferred dividends	(12,738)	(19,164)

Net loss attributable to common shareholders	$(1,796,950)	$(159,610)

Basic and diluted net loss per common share	$(0.37)	$(0.05)

Weighted average common shares outstanding	4,910,963	3,060,300

The accompanying notes are an integral part of these condensed financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,784,212)	$(140,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	546
Amortization of patents	27,078
Realized (gains) losses on investments, net	34,728	(49,478)
Unrealized gain on marketable securities	(343,587)	(102,759)
Stock based compensation	1,224,101
Changes in operating assets and liabilities:
Purchases of marketable investment securities, net	(1,727,528)	5,324
Other assets	(13,942)	5,543
Accounts payable and accrued liabilities	198,265	58,043
Due to broker	2,103,973

Total adjustments	1,503,634	(83,327)

Net cash used in operating activities	(280,578)	(223,773)

Cash flows from investing activities:
Purchase of property and equipment	(11,707)
Purchase of SurgiCount	(432,398)
Proceeds from sale of long-term investments		117,608
Purchases of long-term investments	(65,006)

Net cash (used in) provided by investing activities	(509,111)	117,608

Cash flows from financing activities:
Proceeds from exercise of stock options	26,250
Payments of preferred dividends	(19,163)	(19,164)
Decrease in note payable	(53,061)

Net cash used in financing activities	(45,974)	(19,164)

Net decrease in cash and cash equivalents	(835,663)	(125,329)

Cash and cash equivalents at beginning of period	846,404	224,225

Cash and cash equivalents at end of period	$10,741	$98,896

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$19,574	$76
Issuance of common stock and warrants in connection with SurgiCount acquisition	$4,232,178	$—
Dividends accrued	$12,738	$19,163

The accompanying notes are an integral part of these condensed financial statements.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2005

1. DESCRIPTION OF BUSINESS

Until March 31, 2005, Patient Safety Technologies, Inc. ("PST", or the "Company") (formerly known as Franklin Capital Corporation) was a Delaware corporation that elected to be a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended. On March 30, 2005, stockholder approval was obtained to withdraw the Company’s election to be treated as a BDC and on March 31, 2005, the Company filed an election to withdraw its election with the Securities and Exchange Commission. Through its operating subsidiaries, the Company is currently involved in providing capital and managerial assistance to early stage companies in the medical products, health care solutions, financial services and real estate industries.

Currently, the Company has three wholly-owned operating subsidiaries: (1) SurgiCount Medical, Inc., a California corporation; (2) Patient Safety Consulting Group, LLC, a Delaware Limited Liability Company; and (3) Franklin Capital Properties, LLC, a Delaware Limited Liability Company.

The Company, including its operating subsidiaries, is engaged in the acquisition of controlling interests in companies and research and development of products and services focused on the health care and medical products field, particularly the patient safety markets, as well as the financial services and real estate industries. SurgiCount Medical, Inc., a provider of patient safety devices, Patient Safety Consulting Group, LLC, a healthcare consulting services company, and Franklin Capital Properties, LLC, a real estate development and management company, enhance the Company’s ability to focus its efforts in each targeted industry.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments are the valuation of the non-marketable equity securities. The actual results may differ from management’s estimates.

The interim condensed consolidated financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The condensed consolidated interim financial statements should be read in connection with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain amounts reported in the previous period have been reclassified to conform to the current presentation reflecting the Company’s withdrawal of its election to be treated as a BDC.

Investments

Marketable Securities.  The Company’s investment in marketable securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Available-for-Sale Investments.  Investments designated as available-for-sale include both marketable equity and debt (including redeemable preferred stock) securities.  Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders’ equity. Realized gains and losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in realized gains (losses) on investments, net.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Equity Method.  Included in long-term investments are investments in companies in which the Company has a 20% to 49% interest. These investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses.

Stock-Based Compensation

Prior to January 1, 2005, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supercedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after January 1, 2006. The Company elected to adopt SFAS 123(R) as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods in which the Company granted employee stock options have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R). During the year ended December 31, 2004, the entire amount of equity compensation expense required to be recognized under the modified retrospective application method was $5,094 relating to stock option grants that occurred in the second quarter of 2004. During the three months ended March 31, 2005, the Company had stock-based compensation expense included in reported net loss of $552,542. All options that we granted in 2005 and 2004 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Three months ended March 31,
	2005	2004
Weighted average risk free interest rates	3.75%	3.0%
Weighted average life (in years)	3.0	0.1
Volatility	83%	102%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$2.92

3. LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic loss per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants and convertible preferred stock conversion are antidilutive in all periods presented it has been excluded from the computation of loss per common share.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

4. EQUITY TRANSACTIONS

On March 30, 2005, stockholders’ approval was obtained to (i) decrease the authorized number of shares of Common Stock from 50,000,000 shares to 25,000,000 shares, (ii) decrease the authorized number of shares of Preferred Stock from 10,000,000 shares to 1,000,000 shares and (iii) to reduce the par value of the Common Stock from $1.00 per share to $0.33 per share and effect a three-for-one split of the Common Stock.

Stockholders’ equity has been restated to give retroactive recognition to the stock split for all periods presented. In addition, all per share and weighted average share amounts have been restated to reflect this stock split.

During the three months ended March 31, 2005, the Company issued 5,625 shares of common stock held in treasury upon exercise of options under the Company’s 1997 Stock Incentive Plan.

5. ACQUISITION

In February 2005, the Company invested $4,035,600, excluding acquisition costs, to acquire 100% of the common stock of SurgiCount Medical, Inc. (”SurgiCount”). SurgiCount’s operating results from the closing date of the acquisition, February 25, 2005, through March 31, 2005, are included in the condensed consolidated financial statements.

At closing, the purchase price, including acquisition costs was determined to be $4,684,576, comprised of $340,000 in cash payments and 600,000 shares of the Company’s common stock valued at $3,695,600 issued to SurgiCount’s equity holders. Additionally, the Company incurred approximately $112,398 in direct costs and issued 150,000 warrants, valued at $536,578, to purchase the common stock of the Company to consultants providing advisory services for the Merger. The value assigned to the stock portion of the purchase price is $6.16 per share based on the average closing price of the Company’s common stock for the five days beginning two days prior to and ending two days after February 4, 2005, the date of the Agreement and Plan of Merger and Reorganization (the “Merger”). In addition, in the event that prior to the fifth anniversary of the closing of the Merger the cumulative gross revenues of SurgiCount exceed $500,000 the Company is obligated to issue an additional 50,001 shares of the Company’s common stock to certain SurgiCount shareholders. Should the cumulative gross revenues exceed $1,000,000 during the five-year period the additional shares would be increased by 50,001, for a total of 100,002 additional shares. Such amount is not included in the aggregate purchase price and will be recorded when and if issued.

The entire purchase price, including acquisition costs, has been allocated to SurgiCount’s patents, with an approximate useful life of 14.4 years, on a preliminary basis and may change as additional information becomes available.

The following pro forma data summarizes the results of operations for the periods indicated as if the SurgiCount acquisition had been completed as of the beginning of each period presented. The pro forma data gives effect to actual operating results prior to the acquisition, adjusted to include the pro forma effect of amortization of intangibles. These pro forma amounts do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred as of the beginning of each period presented or that may be obtained in future periods:

	Three months ended March 31,
	2005	2004
Revenue	—	—
Net loss	$(1,885,000)	$(235,000)
Basic and diluted net loss per common share	$(0.38)	$(0.08)

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2005 and December 31, 2004 are comprised of the following:

	March 31,	December 31,
	2005	2004
Professional fees - legal	$518,131	$351,867
Accrued purchase price on investment	165,240	165,240
Officer’s severance	83,283	160,142
Accrued interest	120,177	112,432
Professional fees - other	72,500	52,950
Accrued - other	178,502	96,937

	$1,137,833	$939,568

7. MARKETABLE SECURITIES

Marketable securities at March 31, 2005 and December 31, 2004 are comprised of the following:

	March 31,	December 31,
	2005	2004
U.S. Treasuries	$2,476,718	$2,016,406
IPEX, Inc.	1,101,000
Other Equities	857,715	1,471,313

	$4,435,433	$3,487,719

IPEX, Inc.

At March 31, 2005, the Company held 575,000 shares of common stock and warrants to purchase 220,000 shares of common stock at $1.50 per share and warrants to purchase 220,000 shares of common stock at $2.00 per share of IPEX, Inc. (“IPEX”), formerly Administration for International Credit & Investments, Inc, valued at $1,101,000. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at March 31, 2005, of $1.80. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. IPEX’s fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through IPEX’s system. IPEX invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties.

8. LONG-TERM INVESTMENTS

Long-term investments is primarily comprised of the following:

Alacra Corporation

At March 31, 2005, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation, valued at $1,000,000. The Company has the right to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. Alacra, based in New York, is a global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra's customers include more than 750 financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

DigiCorp.

At March 31, 2005, the Company held 4,001,027 shares, or 41%, of the common stock of DigiCorp recorded at its cost of $563,211, or approximately $0.14 per share. Digicorp's common stock is traded on the OTC Bulletin Board, which reported a closing price, at March 31, 2005, of $0.25. The Company accounts for its investment in Digicorp under the equity method of accounting. The Company’s proportionate share of income or losses from this investment is recorded in interest, dividend income and other, net.

Excelsior Radio Networks, Inc.

During the period from August 12, 2003 through October 22, 2004, the Company liquidated its investment in Excelsior Radio Networks, Inc. (“Excelsior”). The Company sold a total of 1,476,804 shares and warrants to purchase 87,111 shares of Excelsior common stock. Certain of these sales are subject to potential adjustment whereby the Company would receive additional proceeds in the event of certain circumstances. However, no value has been ascribed to this right.

Investments in Real Estate

At March 31, 2005, the Company had several real estate investments, recorded at its cost of $772,748. These investments are included in long-term investments. The Company holds its real estate investments in Franklin Capital Properties, LLC (“Franklin Properties”). Franklin Properties primary focus is on the acquisition and management of income producing real estate holdings. Franklin Properties’ real estate holdings consist of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. Franklin Properties intends to renovate the single family and multi-unit buildings and engage in an active rental program.

9. NOTE PAYABLE

The Company initially purchased Excelsior on August 28, 2001. As part of the purchase price paid by the Company for its investment in Excelsior, the Company issued a $1,000,000 note to Winstar. This note was due February 28, 2002 with interest at 3.54% but has a right of offset against certain representations and warranties made by Winstar. The due date of the note has been extended indefinitely until the lawsuit discussed in Note 13 is settled. During 2005, approximately $53,000 of legal expenses were offset against the amount due.

10. STOCK OPTION PLANS

On September 9, 1997, the Company’s stockholders approved two Stock Option Plans: a Stock Incentive Plan (“SIP”) to be offered to the Company’s consultants, officers and employees (including any officer or employee who is also a director of the Company) and a Non-Statutory Stock Option Plan (“SOP”) to be offered to the Company’s “outside” directors, (i.e., those directors who are not also officers or employees of The Company’). As of March 31, 2005, there were no outstanding options to purchase the Company’s Common Stock and no options available for future issuance under either the SIP or the SOP.

In December 2004, the Board of Directors of the Company approved the 2005 Stock Option and Restricted Stock Plan (the “2005 SOP”) and the Company’s stockholders approved the Plan in March 2005. The Plan reserves 1,319,082 shares of common stock for grants of incentive stock options, nonqualified stock options, and restricted stock awards to employees, non-employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant. As of March 31, 2005, the Company has granted 266,490 shares of restricted stock of which 97,950 are vested. For the three months ended March 31, 2005, the Company recorded compensation expense of approximately $579,189, related to these shares of restricted stock.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

The following is a summary of the status of the Stock Option Plans:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price

December 31, 2003	22,500	61,875	$3.80
Grants	(78,750)	78,750	$0.50
Exercises		(78,750)	$0.50
Cancellations	56,250	(56,250)	$3.71
December 31, 2004	—	5,625	$4.67
Adoption of 2005 SOP	1,319,082
Exercises		(5,625)	$4.67
Restricted Stock Awards	(266,490)
Grants	(621,000)	621,000	$5.27

March 31, 2005	431,592	621,000	$5.27

Options exercisable at:
December 31, 2003		61,875	$3.80
December 31, 2004		5,625	$4.67
March 31, 2005		189,250	$5.27

The outstanding options, all of which are issued under the 2005 SOP, have a remaining contractual life of approximately 10 years.

11. WARRANTS

On November 3, 2004, the Company entered into a Subscription Agreement with several accredited investors (the "Investors"), relating to the issuance and sale by the Company of shares of its common stock (the "Shares") and five-year warrants (the "Warrants") to purchase additional shares of its common stock (the "Warrant Shares") in one or more closings of a private placement (the "Private Placement").

During the period November 3, 2004 through December 21, 2004, the Company held a series of four closings of the Private Placement. In conjunction with the closings the Company issued and sold to the Investors an aggregate of 1,517,700 Shares and Warrants to purchase an aggregate of up to 758,841 Warrant Shares pursuant to the terms of the Subscription Agreement. At March 31, 2005, the Warrants weighted average exercise price was $3.86 with a remaining contractual life of 4.6 years.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

In March 2005, the Company issued 177,000 warrants (including 150,000 capitalized as part of the acquisition of the SurgiCount patents) to purchase shares of common stock at $5.27 per share to various consultants. The warrants are immediately exercisable and have a five-year life. The warrants were valued at $633,163 and, depending on the nature of the consulting services received by the Company, were either capitalized or expensed. Warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, five years and 83%, respectively. As of March 31, 2005, all warrants issued to the consultants remain outstanding.

12. RELATED PARTY TRANSACTIONS

Tuxis Corporation

On March 16, 2005, Ault Glazer filed a Schedule 13D with the SEC relating to its holdings in Tuxis Corporation (“Tuxis”). Tuxis, a Maryland corporation, currently is registered under the 1940 Act as a closed-end management investment company. Tuxis previously received Board of Directors and shareholder approval to change the nature of its business so as to cease to be an investment company and on May 3, 2004, filed an application with the SEC to de-register. At March 16, 2005, the Company directly held 36,000 shares and indirectly, by virtue of its relationship with Ault Glazer, held 98,000 shares of Tuxis common stock, which represented approximately 3.66% and 9.96%, respectively, of the total outstanding shares. At December 31, 2004, Tuxis had reportable net assets of approximately $9.1 million.

13. COMMITMENTS AND CONTINGENCIES

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit (the “Leve Lawsuit”) against the Company, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). On February 25, 2003, the case against the Company and Sunshine was dismissed, however, on October 19, 2004, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. exercised their right to appeal. The initial lawsuit alleged that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiff's radio production and distribution business. The complaint further alleges that the Company and Sunshine joined the alleged conspiracy. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. An unfavorable outcome in an appeal, together with an unfavorable outcome in the lawsuit, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes the lawsuit is without merit and intends to vigorously defend itself. These condensed consolidated financial statements do not include any adjustments for the possible outcome of this uncertainty.

14. SEGMENT REPORTING

The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The segment information provided reflects the three distinct lines of business within the Company’s organizational structure: medical products, which consists of SurgiCount, a provider of patient safety devices, health care solutions, which consists of Patient Safety Consulting Group, LLC, and financial services and real estate, which consists of Franklin Capital Properties, LLC. Unallocated corporate expenses are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment.

Transactions between segments are not common and are not material to the segment information. Some business activities that cannot be classified in the aforementioned segments are shown under “corporate”.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Segment information for the three months ended March 31, 2005, and 2004 is as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Medical Products
Revenue	—	—
Net loss	$(220,730)	—
Total Assets	$4,657,497

Health Care Solutions
Revenue	—	—
Net loss	$(127,725)	—
Total Assets	—	—

Financial Services and Real Estate
Revenue	—	—
Net income	$75,164	$152,402
Total Assets	$6,805,884	$3,057,121

Corporate
Revenue	—	—
Net loss	$(1,510,921)	$(292,848)
Total Assets	$330,519	$99,344

Total
Revenue	—	—
Net loss	$(1,784,212)	$(140,446)
Total Assets	$11,793,900	$3,156,465

15. SUBSEQUENT EVENTS

On April 5, 2005, the Company entered into a consulting agreement with Health West Marketing Incorporated, a California corporation ("Health West"). Under the agreement, Health West agreed to help the Company establish a comprehensive manufacturing and distribution strategy for the Company's Safety-SpongeTM System worldwide. The initial term of the agreement is for a period of two years. After the initial two-year term, the agreement will terminate unless extended by the parties for one or more additional one-year periods.

In consideration for Health West's services, the Company agreed to issue Health West 42,017 shares of the Company's common stock, to be issued as follows: (a) 10,505 shares were issued upon signing the agreement; (b) if Health West helps the Company structure a comprehensive manufacturing agreement with A Plus Manufacturing by July 5, 2005, then the Company will issue Health West an additional 15,756 shares; and (c) if Health West helps the Company develop a regional distribution network to integrate the Safety-SpongeTM System into the existing acute care supply chain by February 5, 2006, then the Company will issue Health West the remaining 15,756 shares. As incentive for entering into the agreement, the Company agreed to issue Health West a callable warrant to purchase 150,000 (post 3:1 forward stock split) shares of the Company's common stock at an exercise price of $5.95, exercisable for 5 years. In addition, the Company agreed to issue a callable warrant to purchase 25,000 (post 3:1 forward stock split) shares of the Company's common stock at an exercise price of $5.95, exercisable upon meeting specified milestones. In the event of the death of Bill Adams, who is Health West's Chief Executive Officer, the agreement will automatically terminate. The Company may terminate the agreement at any time upon delivery to Health West of notice of a good faith determination by the Company's Board of Directors that the agreement should be terminated for cause or as a result of disability of Mr. Adams. Health West may voluntarily terminate the agreement only after expiration of the initial two-year term upon providing 30 days prior written notice to the Company.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

On April 7, 2005, the Company issued a $1,000,000 principal amount promissory note (the "Note") to Bodnar Capital Management, LLC, in consideration for a loan from Bodnar Capital Management, LLC to the Company in the amount of $1,000,000. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is a principal stockholder of the Company. The principal amount of the Note and interest at the rate of 6% per annum is payable on May 31, 2006. The obligations under the Note are collateralized by all real property owned by the Company.

On April 22, 2005, the Company entered into a subscription agreement pursuant to which the Company sold to an investor 20,000 shares of the Company's common stock and warrants to purchase an additional 20,000 shares of the Company's common stock. The warrants are exercisable for a period of five years, have an exercise price equal to $6.05, and 50% of the warrants are callable. In the event the closing sale price of the Company's common stock equals or exceeds $7.50 for at least five consecutive trading days, the Company, upon 30 days prior written notice, may call the callable warrants at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to such warrants. Notwithstanding, such notice, the warrant holder may exercise the callable warrant prior to the end of the 30-day notice period. The Company received gross proceeds of $100,000 from the sale of stock and warrants. The sale was made in a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On April 28, 2005, the Company purchased 0.61 acres of vacant land in Springfield, Tennessee from a related party. The purchase price consisted of approximately $90,000 in cash, 20,444 shares of common stock and 10,221 warrants to purchase common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this form 10-Q. This form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that these projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Critical accounting policies and estimates

The below discussion and analysis of Patient Safety Technologies’ financial condition and results of operations are based upon the Company's financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. Our most critical accounting policy relates to the valuation of our non-marketable equity securities.

We invest in illiquid equity securities acquired directly from the issuer in private transactions. Our investments are generally subject to restrictions on resale or otherwise are illiquid and generally have no established trading market. Additionally, many of the securities that we may invest in will not be eligible for sale to the public without registration under the Securities Act of 1933. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors.

Investments in non-marketable securities are inherently risky and a number of these companies are expected to fail. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired.

We review all of our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances includes as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a portfolio company is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If a portfolio company obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. We did not recognize any impairments for the three months ended March 31, 2005 and 2004.

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

Accounting Developments

In December 2004, Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation" and supercedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The Company elected early adoption of SFAS No. 123(R) as of January 1, 2005.

Overview

Until March 31, 2005, Patient Safety Technologies, Inc. ("PST", or the "Company") was a Delaware Corporation that elected to be a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended. On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission.

We are currently engaged in the acquisition of controlling interests in companies and research and development of products and services focused on the health care and medical products field, particularly the patient safety markets, as well as the financial services and real estate industries. SurgiCount Medical, Inc., a provider of patient safety devices, Patient Safety Consulting Group, LLC, a healthcare consulting services company, and Franklin Capital Properties, LLC, a real estate development and management company, are wholly-owned operating subsidiaries, which were either acquired or created to enhance our ability to focus our efforts in each targeted industry.

SurgiCount is our first major acquisition in our plan to become a leader in the multi-billion dollar patient safety field market. SurgiCount owns patents issued in the United States and Europe related to patient safety, among them, the Safety-SpongeTM System, an innovation which management believes will allow us to capture a significant portion of the $650 million in annual U.S. and European surgical sponge sales.

The Safety-SpongeTM System allows for faster and more accurate counting of surgical sponges. SurgiCount has obtained FDA 510k exempt status for the Safety-SpongeTM line. The Safety-SpongeTM line of sponges has passed required FDA biocompatibility tests including ISO sensitization, cytotoxicity and skin irritation tests.

The Company, including its subsidiaries, also provides capital and managerial assistance to early stage companies in the medical products, health care solutions, financial services and real estate industries.

Our principal executive offices are located at 100 Wilshire Boulevard, Suite 1500, Santa Monica, California 90401. Our telephone number is (310) 752-1416. Our website is located at http://www.patientsafetytechnologies.com.

Financial Condition

The Company's cash and marketable securities were $4,446,174, at March 31, 2005, versus $4,334,123 at December 31, 2004. Total current liabilities, were $4,542,051 at March 31, 2005 versus $3,367,974 at December 31, 2004. Included in current liabilities at March 31, 2005 and December 31, 2004 is a note payable, and accrued interest on such note, payable to Winstar Communications, Inc. in the amount of $959,646 and $1,004,962, respectively. As discussed in Note 9 in the Company’s notes to its condensed consolidated financial statements filed with this Form 10-Q, the due date on the note payable to Winstar has been extended indefinitely pending settlement of the Leve Lawsuit.

At March 31, 2005 and December 31, 2004, we had $10,741 and $846,404 in cash and cash equivalents. Our Board has given our Chairman and Chief Executive Officer, Milton "Todd" Ault III, the authority to invest our cash balances in the public equity and debt markets as appropriate to maximize the short-term return on such assets. The making of such investments entails risks related to the loss of investment and price volatility.

The Company has a working capital surplus of $173,575 at March 31, 2005. The Company continues to have recurring losses and has relied upon liquidating its portfolio companies to fund operations. On April 7, 2005, subsequent to the quarter end, the Company issued a $1,000,000 promissory note (the "Note") to Bodnar Capital Management, LLC, in consideration of a $1,000,000 loan from Bodnar Capital Management, LLC to the Company. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is a principal stockholder of the Company. The principal amount of the Note and interest at the rate of 6% per annum is payable on May 31, 2006, the maturity date of the Note. The obligations under the Note are secured by all real property owned by the Company. Management believes that existing cash resources, together with anticipated revenues from its operations, should be adequate to fund its operations for the twelve months subsequent to March 31, 2005. However, long-term liquidity is dependent on the Company's ability to attain future profitable operations. Management may undertake additional debt or equity financings to better enable the Company to grow and meet its future operating and capital requirements.

On November 3, 2004, the Company entered into a Subscription Agreement and sold an aggregate of 405,625 shares (1,216,875 shares post 3:1 forward stock split) of its Common Stock and warrants to purchase an aggregate of up to 202,810 shares (608,430 shares post split) of its Common Stock in a private placement transaction to certain accredited investors. Pursuant to the terms of the Subscription Agreement, the Company held additional closings of the private placement on November 15, 2004, December 2, 2004, and on December 27, 2004, and sold an aggregate of 100,275 additional shares (300,825 shares post split) of its Common Stock and warrants to purchase an aggregate of up to 50,137 shares (150,411 shares post split) of its Common Stock. The Company received aggregate net proceeds from all the closings of $3,924,786. The Company is required to file a registration statement with the SEC on or before May 2, 2005, which is 180 days after closing of the first sale transaction, registering the resale of the shares of our Common Stock (including the shares of common stock issuable upon exercise of the warrants) sold in the private placement transactions on a continuous or delayed basis under the Securities Act of 1933. We are required to use our reasonable best efforts to cause the registration statement to become effective within 90 days after the date we file such registration statement with the SEC. If the registration statement has not been filed on or prior to the 180th day after the closing of the sale transaction, we will pay liquidated damages to the purchasers of the 505,900 shares (1,517,700 shares post split) of our Common Stock and the warrants to purchase 252,950 shares (758,841shares post split) of our Common Stock equal to 1.0% per month of the aggregate gross proceeds of $4,047,200. The registration statement was filed on May 3, 2005. We intend to use the net proceeds from the private placement transaction primarily for general corporate purposes and in buying controlling equity stakes in companies and/or assets in the medical products, health care solutions, financial services and real estate industries.

As of March 31, 2005, the Company had no commitments not reflected on its balance sheet. As in prior acquisitions, we intend to use a combination of common stock and warrants to purchase common stock as the primary means to acquire companies. Accordingly, the Company’s need to raise significant amounts of cash can be minimized, provided the companies we acquire are willing to accept non-cash forms of consideration.

Investments

The Company’s financial condition is dependent on the success of its investments. The Company intends to invest a substantial portion of its assets in private companies in the medical products, health care solutions and financial services industries. These private businesses may be thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have little or no history of operations. The following is a discussion of our most significant investments at March 31, 2005.

Alacra Corporation

At March 31, 2005, the Company had an investment in Alacra Corporation (“Alacra”), valued at $1,000,000, which represents 8.5% of the Company’s total assets. Alacra, based in New York, is a leading global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra’s customers include more than 750 leading financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

On April 20, 2000, the Company purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. The Company has the right to have the preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. In connection with this investment, the Company was granted observer rights on Alacra board of directors meetings.

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

Digicorp

  At March 31, 2005, the Company had an investment in DigiCorp valued at its cost of $563,211, which represents 4.8% of the Company’s total assets. On December 29, 2004, the Company entered into a Common Stock Purchase Agreement with certain shareholders of DigiCorp (the "Agreement"), to purchase an aggregate of 3,453,527 shares of DigiCorp common stock. Of such shares, 1,224,000 shares of DigiCorp common stock will be purchased from the selling shareholders at such time as the shares are registered for resale with the SEC. The purchase price for such shares is $.135 or $.145 per share, depending on when the closing occurs. Digicorp’s common stock is traded on the OTC Bulletin Board, which reported a closing price, at March 31, 2005, of $0.25. In connection with the Agreement, the Company is entitled to designate two members to the Board of Directors of Digicorp. The Company’s first designee, Melanie Glazer, was appointed on December 29, 2004. The Company is currently evaluating several strategic alternatives for the use of the DigiCorp entity, however, no definitive plan has been decided upon at this time.

Excelsior Radio Networks, Inc.

During the period from August 12, 2003 through October 22, 2004, the Company liquidated its investment in Excelsior Radio Networks, Inc. (“Excelsior”). The Company sold a total of 1,476,804 shares and warrants to purchase 87,111 shares of Excelsior common stock. The Company has stock appreciation rights on these shares that begin to expire on August 8, 2005.

IPEX, Inc.

At March 31, 2005, the Company held 575,000 shares of common stock and warrants to purchase 220,000 shares of common stock at $1.50 per share and warrants to purchase 220,000 shares of common stock at $2.00 per share of IPEX, Inc. (“IPEX”), formerly Administration for International Credit & Investments, Inc, valued at $1,101,000. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at March 31, 2005, of $1.80. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. IPEX’s fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through IPEX’s system. IPEX invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties.

Tuxis Corporation

On March 16, 2005, Ault Glazer filed a Schedule 13D with the SEC relating to its holdings in Tuxis Corporation ("Tuxis"). Tuxis, a Maryland corporation, currently is registered under the 1940 Act, as a closed-end management investment company. Tuxis previously received Board of Directors and shareholder approval to change the nature of its business so as to cease to be an investment company and on May 3, 2004, filed an application with the SEC to de-register. At March 31, 2005, the Company directly held 36,000 shares and indirectly, by virtue of its relationship with Ault Glazer, held 98,000 shares of Tuxis common stock, which represented approximately 3.66% and 9.96%, respectively, of the total outstanding shares. At December 31, 2004, Tuxis had reportable net assets of approximately $9.1 million.

Franklin Capital Properties, LLC

At March 31, 2005, the Company had several real estate investments, valued at $772,748, which represents 6.6% of the Company’s total assets. The Company holds its real estate investments in Franklin Capital Properties, LLC (“Franklin Properties”), a Delaware limited liability company and a wholly owned subsidiary. Franklin Properties primary focus is on the acquisition and management of income producing real estate holdings. Franklin Properties real estate holdings consist of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. Franklin Properties intends to renovate the single family and multi-unit buildings and engage in an active rental program.

Results of Operations

The Company accounts for its operations under accounting principles generally accepted in the United States. The principal measure of the Company’s financial performance is captioned “Net loss attributable to common shareholders,” which is comprised of the following:

▪	"Revenues," which is the amount the Company receives from sales of its products;

▪
“Interest, dividend income and other, net,” which is the amount the Company receives from interest and dividends from its short term investments and money market accounts, and its proportionate share of income or losses from investments accounted for under the equity method of accounting;

▪	“Operating expenses,” are the related costs and expenses of operating the business;

▪	“Realized gain (loss) on investments, net,” which is the difference between the proceeds received from dispositions of investments and their stated cost; and

▪
“Unrealized gain (loss) on marketable securities, net,” which is the net change in the fair value of the Company’s marketable securities, net of any (decrease) increase in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

“Realized gain (loss) on investments, net” and “Unrealized gain (loss) on marketable securities, net” are directly related. When a security is sold to realize a gain, the net unrealized gain decreases and the net realized gain increases. When a security is sold to realize a loss, the net unrealized gain increases and the net realized gain decreases.

The Company generally earns interest income from loans, preferred stocks, corporate bonds and other fixed income securities. The amount of interest income varies based upon the average balance of the Company's fixed income portfolio and the average yield on this portfolio.

Investment Income

The Company had investment income of $28,602 and $165 for the three months ended March 31, 2005 and March 31, 2004, respectively.

The increase in investment income for the three months ended March 31, 2005 when compared to March 31, 2004, was primarily the result of an increased amount of fixed income investments. At March 31, 2005, the Company held in marketable securities approximately $2.5 million in U.S. Treasuries, whereas, at March 31, 2004, the Company’s primary contributing asset to investment income was its cash balance of $98,896.

Expenses

Operating expenses were $2,121,673 and $292,848 for the three months ended March 31, 2005 and March 31, 2004, respectively.

The increase in operating expenses for the three months ended March 31, 2005 when compared to March 31, 2004, was primarily the result of legal fees and stock based compensation expenses, and to a lesser extent printing and stock exchange fees.

Legal fees for the three months ended March 31, 2005 were $343,837, an increase of $313,837 over the three months ended March 31, 2004. The increase in legal fees is attributable to work performed on the Company’s proxy statement and annual report filed with the SEC, as well as other corporate matters. Additionally, the Company experienced an increase in ancillary fees as a direct result of the proxy statement and the related annual meeting of shareholders. These ancillary fees included an increase in printing fees of $46,242 and AMEX stock exchange fees of $62,283 compared to the prior comparable period.

A majority of the Company's operating expenses consist of employee compensation, office expense, other expenses related to identifying and reviewing investment opportunities and professional fees. Included in stock based compensation expense, which is a component of both employee compensation and professional fees, for the three months ended March 31, 2005, was approximately $96,584 relating to the issuance of warrants to a consultant of the Company, as well as $552,542 relating to grants of nonqualified stock options and $574,975 related to restricted stock awards to the Company’s employees, non-employee directors and consultants performing services for the Company, all of which were expensed in accordance with SFAS 123(R). During the three months ended March 31, 2004, the Company had no stock based compensation expense.

Realized (losses) gains on investments, net

During the three months ended March 31, 2005, the Company realized net losses of $34,728 from trades of marketable securities.

During the three months ended March 31, 2004, the Company realized net gains of $49,478 primarily from the disposition of a portion of the Company's equity interest in Excelsior.

The Company has relied and continues to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of its operating expenses. Because such sales cannot be predicted with certainty, the Company attempts to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Unrealized gains (losses) on marketable securities, net

Unrealized gains increased by $343,587 during the three months ended March 31, 2005, primarily due to the Company’s investment in IPEX, Inc. which had an unrealized gain of $418,000 for the period then ended.

Unrealized gains increased by $102,759 during the three months ended March 31, 2004 primarily due to the receipt of shares in Principal Financial Group (“PFG”), offset by an unrealized loss due to the sale of a portion of the Company’s Excelsior holdings. In 2001, the Company maintained group life and dental insurance with PFG. Upon the demutualization of PFG in October 2001, the Company received 4,338 common shares of PFG. However, the Company did not receive any notification for the receipt of such shares. In the first quarter of 2004 the Company became aware of its ownership of PFG common shares, and recorded the fair market value of such shares within unrealized gains

Taxes

The Company is taxed under Title 26, Chapter 1, Subchapter C of the Internal Revenue Code of 2004, as amended, and therefore subject to federal income tax on the portion of its taxable income.

At December 31, 2004, the Company has a net operating loss carryforward of approximately $8.6 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires beginning on 2011.

A change in the ownership of a majority of the fair market value of the Company’s common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to the Internal Revenue Code Section 382. The Company believes that such a change occurred during the year ended December 31, 2004. Based upon a detail analysis of purchase transactions of our equity securities, the Company believes that its net operating loss carryforward utilization is limited to approximately $755,000 per year.

Risk Factors

An investment in our securities involves a high degree of risk relating to our business, strategy, structure and investment objectives. The risks set out below are not the only risks we face, and we face other risks which are not yet predictable or identifiable. If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•	changes in the economy;

•	risk associated with possible disruption in the Company’s operations due to terrorism;

•	future regulatory actions and conditions in the Company’s operating areas or target industries for investments and

•	other risks and uncertainties as may be detailed from time to time in the Company’s public announcements and SEC filings.

Risks Relating to our Business and Structure

We recently restructured our investment strategy and objective and have limited operating history under our new structure. If we cannot successfully implement our new business structure the value of your investment in our business could decline.

Upon the change of control that occurred in October 2004, we restructured our business strategy and objective to focus on the medical products, healthcare solutions, financial services and real estate industries instead of the radio and telecommunications industries. We have a limited operating history under this new structure. Historically, we have not typically invested in these industries and therefore our historical results of operations should not be relied upon as an indication of our future financial performance. If we do not successfully implement our new business structure the value of your investment in our business could decline substantially.

Withdrawal of the Company’s election to be treated as a BDC may increase the risks to our shareholders since we are no longer subject to many of the regulatory restrictions imposed by, or receive the financial reporting benefits, of the 1940 Act (the “1940 Act”).

Since we withdrew our election to be treated as a BDC, we are no longer subject to regulation under the 1940 Act, which is designed to protect the interests of investors in investment companies. As a non-BDC, we are no longer subject to many of the regulatory, financial reporting and other requirements and restrictions imposed by the 1940 Act including, but not limited to, limitations on the amounts, types and prices at which we may issue securities, participation in related party transactions, the payment of compensation to executives, and the scope of eligible investments.

The nature of our business is changing from investing in radio and telecommunications companies with the goal of achieving gains on appreciation and dividend income, to actively operating businesses in the medical products, health care solutions, financial services and real estate industries, with the goal of generating income from the operations of those businesses. No assurance can be given that our business strategy or investment objectives will be achieved by withdrawing our election to be treated as a BDC.

Further, our election to withdraw as a BDC under the 1940 Act will result in a significant change in our method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. As an operating company, the required financial statement presentation and accounting for securities held will be either fair value, historical cost or equity methods of accounting, depending on the classification of the investment, our intent with respect to the period of time we intend to hold the investment and our  ownership interest in the investment.

A change in our method of accounting could reduce the market value of our investments in privately held companies by eliminating our ability to report an increase in the value of our holdings as they occur. Also, as an operating company, we will have to consolidate our financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

We may need to undertake additional financings to meet our growth, operating and/or capital needs, which may result in dilution to your ownership and voting rights.

We anticipate that revenue from our operations for the foreseeable future may not be sufficient to meet our growth, operating and/or capital requirements. We believe that we currently have the financial resources to meet our operating requirements for the next twelve months. We may however undertake additional equity or debt financings to better enable us to meet our future growth, operating and/or capital requirements. We currently have no commitments for any such financings. Any equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants or other adverse terms with respect to raising future capital and other financial and operational matters. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing.

There are significant potential conflicts of interest, with our officers, directors, and our affiliated entities which could adversely affect our results of operations.

Certain of our officers, directors and/or their family members have existing responsibilities and, in the future, may have additional responsibilities, to act and/or provide services as executive officers, directors, owners and/or managers of Ault Glazer & Company Investment Management LLC. In particular, Milton "Todd" Ault, III, our Chairman and Chief Executive Officer, Melanie Glazer, Manager of our subsidiary Franklin Capital Properties, LLC, and Lynne Silverstein, our President and Secretary, are all principals of Ault Glazer & Company Investment Management LLC. Mr. Ault and Ms. Silverstein devote approximately 85% of their time to our business, based on a 60-hour, 6-day workweek. Ms. Glazer works full time for Franklin Capital Properties, LLC. Ms. Silverstein is the stepdaughter of Louis Glazer, one of our Directors and Chief Health and Science Officer of Patient Safety Consulting Group, LLC. Accordingly, certain conflicts of interest may arise from time to time with our officers, directors and Ault Glazer & Company Investment Management LLC. Because of these possible conflicts of interest, such individuals may direct potential business and investment opportunities to other entities rather than to us, which may not be in the best interest of our stockholders. We will attempt to resolve any such conflicts of interest in our favor.

Our Board of Directors does not believe that we currently have any conflicts of interest with the business of Ault Glazer & Company Investment Management LLC, other than certain of our officers' responsibility to provide management and administrative services to Ault Glazer & Company Investment Management LLC. and its clients from time-to-time. However, subject to applicable law, we may engage in transactions with Ault Glazer & Company Investment Management LLC. and other related parties in the future. These related party transactions may raise conflicts of interest and, although we do not have a formal policy to address such conflicts of interest, our Audit Committee intends to evaluate relationships and transactions involving conflicts of interest on a case-by-case basis and the approval of our Audit Committee is required for all such transactions. The Audit Committee intends that any related party transactions will be on terms and conditions no less favorable to us than terms and conditions reasonably obtainable from third parties and in accordance with applicable law.

Our management has limited experience in managing and operating a public company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Prior to the change in control that occurred in October 2004, our current senior management was primarily engaged in operating a private investment management firm. In this capacity they developed a general understanding of the administrative and regulatory environment in which public companies operate. However, our senior management lacks practical experience operating a public company and relies in many instances on the professional experience and advice of third parties including its consultants, attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

We are dependent upon our Chief Executive Officer for our future success. The departure of our Chief Executive Officer could materially adversely affect our ability to run our business.

Our future success is dependent on the personal efforts, performance and abilities of Milton "Todd" Ault, III, our Chairman and Chief Executive Officer. Mr. Ault is an integral part of our daily operations. Although Mr. Ault does not currently have any plans to retire or leave our company in the near future, he is not currently subject to an employment contract with us. The departure of Mr. Ault as our Chief Executive Officer could have a material adverse effect on our ability to implement our business strategy or achieve our investment objective.

Our Chief Executive Officer controls a significant portion of our outstanding common stock and his ownership interest may conflict with our outside stockholders who may be unable to influence management and exercise control over our business.

As of April 26, 2005, Milton "Todd" Ault, III, our Chief Executive Officer and Chairman, beneficially owned approximately 27.2% of our common stock. As a result, Mr. Ault may be able to exert significant influence over our management and policies to:

•	elect or defeat the election of our directors;
•	amend or prevent amendment of our certificate of incorporation or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	control the outcome of any other matter submitted to the shareholders for vote.

Accordingly, our outside stockholders may be unable to influence management and exercise control over our business.

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

As part of the Restructuring Plan, we changed our business strategy and objective and are currently recapitalizing our business. As such, our success in achieving our business objective will depend on our ability to grow effectively and efficiently. As we grow, we will need to hire, train, supervise and manage new employees. Our failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Risks related to our medical products and healthcare-related business

We rely on third party manufacturers and suppliers, the loss of which may interrupt our operations.

We rely on third parties to supply raw materials and components and to manufacture our products. We cannot assure you that we will be able to maintain our existing supplier and manufacturer relationships or secure additional suppliers and manufacturers as needed. The loss of a major supplier or manufacturer, the deterioration of our relationship with a major supplier or manufacturer, changes by in the specifications of components used in our products, or our failure to establish good relationships with major new suppliers or manufacturers could have a material adverse effect on our business, financial condition and results of operations.

The unpredictable product cycles of the medical device and healthcare-related industries and uncertain demand for products could cause our revenues to fluctuate.

Our target customer base includes hospitals, physicians, nurses and clinics. The medical device and healthcare-related industries are subject to rapid technological changes, short product life cycles, frequent new product introductions and evolving industry standards, as well as economic cycles. If the market for our products does not grow as rapidly as our management expects, our revenues could be less than expected. We also face the risk that changes in the medical device industry, for example, cost-cutting measures, changes to manufacturing techniques or production standards, could cause our manufacturing, design and engineering capabilities to lose widespread market acceptance. If our products do not gain market acceptance or suffer because of competing products, unfavorable regulatory actions, alternative treatment methods or cures, product recalls or liability claims, they will no longer have the need for our products and we may experience a decline in revenues. Adverse economic conditions affecting the medical device and healthcare-related industries, in general, or the market for our products in particular, could result in diminished sales, reduced profit margins and a disruption in our business.

We are subject to changes in the regulatory and economic environment in the healthcare industry, which could adversely affect our business.

The healthcare industry in the United States continues to experience change. In recent years, the United States Congress and state legislatures have introduced and debated various healthcare reform proposals. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative healthcare delivery systems and payment methodologies, and ongoing public debate of these issues is expected. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may have a dramatic effect on pricing or potential demand for medical devices, the relative costs associated with doing business and the amount of reimbursement by both government and third-party payers to persons providing medical services. In particular, the healthcare industry is experiencing market-driven reforms from forces within the industry that are exerting pressure on healthcare companies to reduce healthcare costs. Managed care and other healthcare provider organizations have grown substantially in terms of the percentage of the population in the United States that receives medical benefits through such organizations and in terms of the influence and control that they are able to exert over an increasingly large portion of the healthcare industry. Managed care organizations are continuing to consolidate and grow, increasing the ability of these organizations to influence the practices and pricing involved in the purchase of medical devices, including our products, which is expected to exert downward pressure on product margins. Both short-and long-term cost containment pressures, as well as the possibility of continued regulatory reform, may have an adverse impact on our business, financial condition and operating results.

We are subject to government regulation in the United States and abroad, which can be time consuming and costly to our business.

Our products and operations are subject to extensive regulation by numerous governmental authorities, including, but not limited to, the FDA and state and foreign governmental authorities. In particular, we must obtain specific clearance or approval from the FDA before we can market new products or certain modified products in the United States. The FDA administers the Food, Drug and Cosmetics Act (the "FDC Act"). Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process ("510(k)") or the more lengthy premarket approval ("PMA") process before they can be sold in the United States. To obtain 510(k) marketing clearance, a company must show that a new product is "substantially equivalent" in terms of safety and effectiveness to a product already legally marketed and which does not require a PMA. Therefore, it is not always necessary to prove the actual safety and effectiveness of the new product in order to obtain 510(k) clearance for such product. To obtain a PMA, we must submit extensive data, including clinical trial data, to prove the safety, effectiveness and clinical utility of our products. The process of obtaining such clearances or approvals can be time-consuming and expensive, and there can be no assurance that all clearances or approvals sought by us will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of our products. FDA's quality system regulations also require companies to adhere to certain good manufacturing practices requirements, which include testing, quality control, storage, and documentation procedures. Compliance with applicable regulatory requirements is monitored through periodic site inspections by the FDA. In addition, we are required to comply with FDA requirements for labeling and promotion. The Federal Trade Commission also regulates most device advertising.

In addition, international regulatory bodies often establish varying regulations governing product testing and licensing standards, manufacturing compliance, such as compliance with ISO 9001 standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements and pricing and reimbursement levels. Our inability or failure to comply with the varying regulations or the imposition of new regulations could restrict our ability to sell our products internationally and thereby adversely affect our business, financial condition and operating results.

Failure to comply with applicable federal, state or foreign laws or regulations could subject us to enforcement actions, including, but not limited to, product seizures, injunctions, recalls, possible withdrawal of product clearances, civil penalties and criminal prosecutions, any one or more of which could have a material adverse effect on our business, financial condition and operating results. Federal, state and foreign laws and regulations regarding the manufacture and sale of medical devices are subject to future changes, as are administrative interpretations of regulatory requirements. Any such changes may have a material adverse effect on our business, financial condition and operating results.

We are subject to intense competition in the medical products and health-care related markets, which could harm our business.

The medical products and healthcare solutions industry is highly competitive. We compete against other medical products and healthcare solutions companies, some of which are much larger and have significantly greater financial resources, management resources, research and development staffs, sales and marketing organizations and experience in the medical products and healthcare solutions industries than us. In addition, these companies compete with us to acquire technologies from universities and research laboratories. We also compete against large companies that seek to license medical products and healthcare solutions technologies for themselves. We cannot assure you that we will be able to successfully compete against these competitors in the acquisition, development, or commercialization of any medical products and healthcare solutions, funding of medical products and healthcare solutions companies or marketing of our products and solutions. If we cannot compete effectively against our competitors, our business, financial condition and results of operations may be materially adversely affected.

Our patents are a key element to the success of our business. In the event we cannot adequately enforce our patents we may experience a material adverse affect to our business.

We own patents issued in the United States and Europe related to patient safety, among them, the Safety-Sponge ™ System. These patents are a key element to the success of SurgiCount and our Company as a whole could be materially impacted if the patent is compromised. Our ability to enforce our patents is subject to general litigation risks as well as uncertainty as to the enforceability in various countries We believe that the duration of the applicable patents are adequate relative to the expected life of the product.

We may be subject to product liability claims and if our insurance is not sufficient to cover product liability claims our business and financial condition will be materially adversely affected.

The nature of our business exposes us to potential product liability risks, which are inherent in the distribution of medical equipment and healthcare products. We may not be able to avoid product liability exposure, since third parties develop and manufacture our equipment and products. If a product liability claim is successfully brought against us or any third party manufacturer then we would experience adverse consequences to our reputation, we might be required to pay damages, our insurance, legal and other expenses would increase, we might lose customers and/or suppliers and there may be other adverse results.

Through our subsidiary SurgiCount Medical, Inc. we are in the process of obtaining general liability insurance to cover claims up to $1,000,000. This insurance, if obtained, will cover the clinical trial/time study relating to the bar coding of surgical sponges only. In addition, A Plus International, Inc., the manufacturer of our surgical sponges, maintains general liability insurance for claims up to $4,000,000 that covers product liability claims against SurgiCount Medical, Inc. There can be no assurance that one or more liability claims will not exceed the coverage limits of any of such policies. If we or our manufacturer are subjected to product liability claims, the result of such claims could harm our reputation and lead to less acceptance of our products in the healthcare products market. In addition, if our insurance or our manufacturer's insurance is not sufficient to cover product liability claims, our business and financial condition will be materially adversely affected.

Risks related to our real estate holdings

The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may limit revenues from our real estate properties and available cash.

The value of our real estate holdings is affected by many factors including, but not limited to: national, regional and local economic conditions; consequences of any armed conflict involving or terrorist attacks against the United States; our ability to secure adequate insurance; local conditions such as an oversupply of space or a reduction in demand for real estate in a particular area; competition from other available space; whether tenants consider a property attractive; the financial condition of tenants, including the extent of tenant bankruptcies or defaults; whether we are able to pass some or all of any increased operating costs through to tenants; how well we manage our properties; fluctuations in interest rates; changes in real estate taxes and other expenses; changes in market rental rates; the timing and costs associated with property improvements and rentals; changes in taxation or zoning laws; government regulation; potential liability under environmental or other laws or regulations; and general competitive factors. The rents we expect to receive and the occupancy levels at our properties may not materialize as a result of adverse changes in any of these factors. If our rental revenue fails to materialize, we generally would expect to have less cash available to pay our operating costs. In addition, some expenses, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related rents decline.

Our current real estate holdings are concentrated in Baltimore, Maryland and Heber Springs, Arkansas. Adverse circumstances affecting these areas generally could adversely affect our business.

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

Risks related to our common stock

Our historic stock price has been volatile and the future market price for our common stock may continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the past two fiscal years and the interim quarterly periods, the market price for our common stock has ranged from $0.50 to $14.75. Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Our common stock is currently listed on the American Stock Exchange ("AMEX"). The average daily trading volume of our common stock over the past three months was approximately 16,909 shares. The last reported sales price for our common stock on April 26, 2005, was $4.51 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

There are a large number of shares of common stock and shares underlying outstanding warrants from our recent private placement that may be available for future sale and the sale of these shares may depress the market price of our common stock.

As of April 26, 2005, we had 5,276,328 shares of common stock outstanding. There are 1,517,700 outstanding shares of common stock and 758,841 shares of common stock issuable upon exercise of outstanding warrants from our recent private placement being offered pursuant to a Form S-3 filed with the SEC on May 3, 2005. All of these shares may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The issuance of shares upon exercise of outstanding warrants may cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon exercise of our outstanding warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately exercise and sell the full amount issuable on exercise.

The sale or issuance of securities to interested stockholders may be dilutive to our existing shareholders

The Company may from time to time issue common stock, warrants to purchase common stock, or other securities representing indebtedness to Milton “Todd” Ault III, Lynne Silverstein, Louis Glazer or Melanie Glazer. Any sale of equity securities may be dilutive to the Company’s stockholders, and debt financing, if available, may involve restrictive covenants with respect to raising future capital and other financial and operational matters. The securities which may be issued to Milton “Todd” Ault III, Lynne Silverstein, Louis Glazer or Melanie Glazer may have a material adverse effect on the market price of the Common Stock as a result of the potential for dilution created by the issuance of additional common stock, warrants to purchase common stock, or other securities representing indebtedness. In addition, resales by Milton “Todd” Ault III, Lynne Silverstein or Louis and Melanie Glazer may be made at times that are adverse to the interests of other stockholders. Such sales could further consolidate voting control in Milton “Todd” Ault III, Lynne Silverstein or Louis and Melanie Glazer.

If we fail to meet continued listing standards of AMEX, our common stock may be delisted which would have a material adverse effect on the price of our common stock.

Our common stock is currently traded on the American Stock Exchange ("AMEX") under the symbol "PST". In order for our securities to be eligible for continued listing on AMEX, we must remain in compliance with certain listing standards. Among other things, these standards require that we remain current in our filings with the SEC and comply with certain provisions of the Sarbanes-Oxley Act of 2002. If we were to become noncompliant with AMEX's continued listing requirements, our common stock may be delisted which would have a material adverse affect on the price of our common stock.

If we are delisted from AMEX, our common stock may be subject to the "penny stock" rules of the SEC, which would make transactions in our common stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Risks related to our financial services business

We operate in a highly competitive market for investment opportunities.

A large number of entities compete with us to make the types of investments that we make in technology-related companies. We compete with a large number of private equity and venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Our business model depends upon the development of strong referral relationships with private equity and venture capital funds and investment banking firms.

If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we will not be able to grow our portfolio of private companies and achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to provide us with investment opportunities, and therefore there is no assurance that such relationships will lead to the origination of equity or other investments.

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

The inability of our portfolio companies to successfully market their products would have a negative impact on our investment returns

Even if our portfolio companies are able to develop commercially viable products and services, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of our portfolio companies may not be successful.

Investing in private companies involves a high degree of risk.

The Company’s portfolio may include investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company has invested a substantial portion of its assets in small private companies or start-up companies. These private businesses tend to be thinly capitalized and unproven, with risky technologies that lack management depth and have not attained profitability or have no history of operations. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition and may be more vulnerable to customer preferences, market conditions, loss of key personnel, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

The Company expects that some of its investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. The Company has been risk seeking rather than risk averse in its approach to its investments. Neither the Company's investments nor an investment in the Company is intended to constitute a balanced investment program. The Company has in the past relied, and continues to rely to a large extent, upon proceeds from sales of investments rather than investment income or revenue generated from its operating activities to defray a significant portion of its operating expenses.

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

A portion of the Company's investments consist of securities acquired directly from the issuer in private transactions. They may be subject to restrictions on resale or otherwise be illiquid. We anticipate that there may not be an established trading market for such securities. Additionally, many of the securities that the Company may invest in will not be eligible for sale to the public without registration under the Securities Act of 1933, which could prevent or delay any sale by the Company of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. Further, even if a portfolio company registers its securities and becomes a reporting corporation under the Securities Exchange Act of 1934, the Company may be considered an insider by virtue of its board representation and would be restricted in sales of such corporation's securities.

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

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following its initial investments in portfolio companies, the Company may make additional investments in such portfolio companies as "follow-on" investments, in order to increase its investment in a portfolio company, and exercise warrants, options or convertible securities that may be acquired in the original financing. Such follow-on investments may be made for a variety of reasons including: 1) to increase the Company's exposure to a portfolio company, 2) to acquire securities issued as a result of exercising convertible securities that were purchased in a prior financing, 3) to preserve or reduce dilution of the Company's proportionate ownership in a subsequent financing, or 4) in an attempt to preserve or enhance the value of the Company's investment.

There can be no assurance that the Company will make follow-on investments or have sufficient funds to make such investments; the Company will have the discretion to make any follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of a portfolio company and the Company's initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation. Even if the Company has sufficient capital to make a follow-on investment, we may elect not to make the follow-on investment because we may not want to increase our concentration of risk or because we prefer other opportunities.

We may not realize gains from our equity investments.

We primarily invest in the equity securities of other companies. However, these equity interests may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

There is uncertainty regarding the value of our investments that are not publicly trades securities, which could adversely affect the determination of our asset value.

The fair value of investments that are not publicly traded securities is not readily determinable. Therefore, we value these securities at fair value as determined in good faith by our Board of Directors based upon the recommendation of its Valuation Committee. The types of factors that the Valuation Committee takes into account in providing its fair value recommendation to the Board of Directors includes, as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed.

Our financial results could be negatively affected if a significant portfolio investment fails to perform as expected.

We acquire controlling equity stakes in companies and our total debt and equity investment in controlled companies may be significant individually or in the aggregate. Investments in controlled portfolio companies are generally larger and in fewer companies than our investments in companies that we do not control. As a result, if a significant investment in one or more controlled companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies.

We borrow money, which magnifies the potential for gain or loss on amounts invested and may increase the risk of investing in us.

Borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. We may borrow from and issue senior debt securities to banks, insurance companies, and other lenders. Lenders of these senior securities have fixed dollar claims on our consolidated assets that are superior to the claims of our common shareholders. If the value of our consolidated assets increases, then leveraging would cause the value of our consolidated assets to increase more sharply than it would have had we not leveraged. Conversely, if the value of our consolidated assets decreases, leveraging would cause the value of our consolidated net assets to decline more sharply than it otherwise would have had we not leveraged. Similarly, any increase in our consolidated income in excess of consolidated interest payable on the borrowed funds would cause our net income to increase more than it would without the leverage, while any decrease in our consolidated income would cause net income to decline more sharply than it would have had we not borrowed. Leverage is generally considered a speculative investment technique.

Changes in interest rates may affect our cost of capital and net investment income.

Because we may borrow money to make investments, our net income is partially dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities. Accordingly, no assurances can be given that such changes will not have a material adverse effect on the return on, or the recovery of, the Company’s investments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's business activities contain elements of risk. The Company considers a principal type of market risk to be valuation risk. Investments and other assets are valued at fair value as determined in good faith by the Board of Directors.

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

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin Capital Corp. (n/k/a Patient Safety Technologies, Inc.), Sunshine Wireless, LLC, and four other defendants affiliated with Winstar Communications, Inc. On February 25, 2003, the case against Franklin Capital and Sunshine Wireless was dismissed. However, on October 19, 2004, the plaintiffs exercised their right to appeal. The initial lawsuit alleged that the Winstar Communications defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleged that Franklin Capital and Sunshine Wireless joined the alleged conspiracy. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. An unfavorable outcome in an appeal, together with an unfavorable outcome in the lawsuit may have a material adverse effect on Franklin Capital's business, financial condition and results of operations. The Company believes the lawsuit is without merit and intends to vigorously defend itself.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 25, 2005, in connection with the acquisition of SurgiCount Medical, Inc., a California corporation, issued the former shareholders of SurgiCount Medical an aggregate of 190,000 shares (570,000 shares post 3:1 forward stock split) of common stock. An additional 10,000 shares (30,000 shares post 3:1 forward stock split) of common stock otherwise issuable to the shareholders pursuant to the merger agreement were deposited into an escrow account to be held for a period of six months following the completion of the transaction to secure certain rights to indemnification from the shareholders based on breaches or inaccuracies of the representations and warranties made by the shareholders in connection with the acquisition.

In addition, in the event that, prior to the fifth anniversary of the closing of the acquisition of SurgiCount Medical, the cumulative gross revenues of SurgiCount Medical exceed $500,000, the shareholders are entitled to receive an additional 16,667 shares (50,000 shares post 3:1 forward stock split) (for a total of 216,667 shares, 650,000 shares post 3:1 forward stock split) of common stock. Likewise, in the event that, prior to the fifth anniversary of the closing of the transaction, the cumulative gross revenues of SurgiCount Medical exceed $1,000,000, the shareholders will be entitled to receive an additional 16,667 shares (50,000 shares post 3:1 forward stock split) (for a total of 233,334 shares, or 700,000 shares post 3:1 forward stock split) of common stock.

The foregoing issuances were made in reliance upon the exemption provided in Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with the Private Placement. Each of the certificates representing shares of Common Stock sold and issued in connection with the Merger contains a restrictive legend preventing the sale, transfer or other disposition of such shares, unless registered under the Securities Act, and each Shareholder was informed by the Company of these restrictions prior to the issuance of the shares.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

The following proposals were submitted to shareholders at our annual meeting of stockholders held March 30, 2005 and were approved by a majority of the shares present at the meeting.

  1. To elect Lytle Brown III as a Class I Director to hold office for a three-year term expiring in 2007, or until his successor has been duly elected and qualified or until his earlier death, resignation or removal, in accordance with the Company’s bylaws, as amended. This proposal was approved. Results of the voting were as follows:

No. of Shares

	Shares For	Shares Withheld	Broker non-votes

Common Stock	1,661,164	8,022	N/A
Preferred Stock	10,750	0	N/A

Common Stock and Preferred Stock	1,671,914	8,022

  2. To ratify the appointment by the Board of Directors of Rothstein, Kass & Company, P.C. to serve as independent auditors for the fiscal year ended December 31, 2004. This proposal was approved. Results of the voting were as follows:

No. of Shares

	Shares For	Against	Abstain	Broker non-votes

Common Stock	1,658,634	9,858	694	0
Preferred Stock	10,750	0	0	0

Common Stock and Preferred Stock	1,669,384	9,858	694	0

  3. The authorization and approval of the stock option component of the stock option and restricted stock plan. This proposal was approved. Results of the voting were as follows:

No. of Shares

	Shares For	Against	Abstain	Broker non-votes

Common Stock	1,404,218	18,461	26,131	220,376
Preferred Stock	10,750	0	0	0

Common Stock and Preferred Stock	1,414,968	18,461	26,131	220,376

  4. The authorization and approval of the restricted stock component of the stock option and restricted stock plan. This proposal was approved. Results of the voting were as follows:

No. of Shares

	Shares For	Against	Abstain	Broker non-votes

Common Stock	1,428,791	18,888	1,131	220,376
Preferred Stock	10,750	0	0	0

Common Stock and Preferred Stock	1,439,541	18,888	1,131	220,376

  5. To authorize and approve the payment of cash and equity compensation to Milton “Todd” Ault III, Lynne Silverstein, and Louis Glazer and Melanie Glazer, each of whom may be deemed to be an “interested stockholder” (as defined in Section 203 of the Delaware General Corporate Law (“DGCL”)) of the Company. This proposal was approved. Results of the voting were as follows:

No. of Shares

	Shares For	Against	Abstain	Broker non-votes

Common Stock	1,062,547	21,407	1,429	220,376
Preferred Stock	0	0	0	0

Common Stock and Preferred Stock	1,062,547	21,407	1,429	220,376

 6. To authorize and approve the sale of common stock, warrants to purchase common stock and other securities representing indebtedness convertible into common stock to Mr. Ault, Ms. Silverstein and the Mr. and Ms. Glazer, on terms that are approved by the Board consistent with its fiduciary duties and market terms existing at the time of such offering, including those relating to price per share, interest rate, warrant coverage and registration rights for such issuances and the requirements of applicable law, including the Investment Company Act of 1940, as amended (the “Investment Company Act”). This proposal was approved. Results of the voting were as follows:

No. of Shares

	Shares For	Against	Abstain	Broker non-votes

Common Stock	1,063,659	20,218	1,506	220,376
Preferred Stock	0	0	0	0

Common Stock and Preferred Stock	1,063,659	20,218	1,506	220,376

  7. To authorize and approve a certificate of amendment to the Amended and Restated Certificate of Incorporation of the Company to reduce the par value of the Common Stock from $1.00 per share to $0.33 per share and effect a three-for-one forward split of the common stock. This proposal was approved. Results of the voting were as follows:

No. of Shares

	Shares For	Against	Abstain	Broker non-votes

Common Stock	1,665,354	2,853	979	0
Preferred Stock	10,750	0	0	0

Common Stock and Preferred Stock	1,676,104	2,853	979	0

  8. To authorize and approve the prospective issuance of bonds, notes or other evidences of indebtedness that are convertible into common stock in accordance with the requirements of the Investment Company Act. This proposal was approved. Results of the voting were as follows:

No. of Shares

	Shares For	Against	Abstain	Broker non-votes

Common Stock	1,438,999	9,020	791	220,376
Preferred Stock	10,750	0	0	0

Common Stock and Preferred Stock	1,449,749	9,020	791	220,376

9. To authorize and approve the Board to withdraw the Company’s election to be treated as a business development company (“BDC”) pursuant to Section 54(c) under the Investment Company Act. This proposal was approved. Results of the voting were as follows:

No. of Shares

	Shares For	Against	Abstain	Broker non-votes

Common Stock	1,433,357	14,722	731	220,376
Preferred Stock	10,750	0	0	0

Common Stock and Preferred Stock	1,444,107	14,722	731	220,376

10. To authorize and approve a Certificate of Amendment to change the name of the Company to “Patient Safety Technologies, Inc.” This proposal was approved. Results of the voting were as follows:

No. of Shares

	Shares For	Against	Abstain	Broker non-votes

Common Stock	1,440,603	5,565	2,642	220,376
Preferred Stock	10,750	0	0	0

Common Stock and Preferred Stock	1,451,353	5,565	2,642	220,376

11. To authorize and approve a Certificate of Amendment to decrease the authorized number of shares of common stock from 50,000,000 shares to 25,000,000 shares and decrease the authorized number of shares of preferred stock from 10,000,000 shares to 1,000,000 shares. This proposal was approved. Results of the voting were as follows:

No. of Shares

	Shares For	Against	Abstain	Broker non-votes

Common Stock	1,661,508	4,311	3,367	0
Preferred Stock	10,750	0	0	0

Common Stock and Preferred Stock	1,672,258	4,311	3,367	0

No other matters were submitted to a vote of security holders during the first quarter ended March 31, 2005.

Item 5.  Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

Date: May 16, 2005	By:	/s/ Milton “Todd” Ault III

Milton “Todd” Ault III Chairman & Chief Executive Officer