Form 10-Q/A
period 2005-03-31
Patient Safety Technologies, Inc
filed 2005-05-16
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:

This amended report on Form 10-Q/A for the quarter ended March 31, 2005 is being filed to include the signed certifications required by Rules 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended."

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