Form 10-Q
period 2005-06-30
Patient Safety Technologies, Inc
filed 2005-08-15
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

          Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On July 27, 2005, there were 5,466,592 shares outstanding of the Registrant’s common stock, $0.33 par value.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE SIX MONTHS
ENDED JUNE 30, 2005

PART I – FINANCIAL INFORMATION

Item 1.           Financial Statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2005	December 31, 2004 *

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$91,252	$846,404
Accounts receivable	1,331,250
Marketable securities	1,402,222	3,487,719
Other current assets	380,708	255,510

TOTAL CURRENT ASSETS	3,205,432	4,589,633

Property and equipment, net	145,401	23,657
Patents, net	4,576,262
Long-term investments	3,861,012	2,320,953

TOTAL ASSETS	$11,788,107	$6,934,243

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Notes payable	$1,838,880	$892,530
Accounts payable and accrued liabilities	1,831,446	939,568
Marketable securities, sold short		1,075,100
Due to broker	8,376	460,776

TOTAL CURRENT LIABILITIES	3,678,702	3,367,974

STOCKHOLDERS’ EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend: 1,000,000 shares authorized; 10,950 issued and outstanding at June 30, 2005 and December 31, 2004 (Liquidation preference $1,095,000)	10,950	10,950
Common stock, $0.33 par value: 25,000,000 shares authorized; 6,886,634 shares issued and 5,455,339 shares outstanding as of June 30, 2005; 6,128,067 shares issued and 4,670,703 shares outstanding at December 31, 2004	2,272,589	2,022,262
Paid-in capital	20,629,446	13,950,775
Other comprehensive income	1,158,750
Accumulated deficit	(13,392,306)	(9,800,885)

	10,679,429	6,183,102
Deduct: 1,431,295 and 1,457,364 shares of common stock held in treasury, at cost, at June 30, 2005 and December 31, 2004, respectively	(2,570,024)	(2,616,833)

TOTAL STOCKHOLDERS’ EQUITY	8,109,405	3,566,269

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,788,107	$6,934,243

* Restated to include the impact of share-based compensation expense

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004 *	June 30, 2005	June 30, 2004 *

REVENUES	$586,627	$—	$586,627	$—

EXPENSES
Salaries and employee benefits	900,385	133,030	2,110,096	261,931
Professional fees	897,974	184,122	1,454,945	241,122
Rent	24,478	18,879	24,478	36,954
Insurance	22,788	17,037	43,578	34,075
Taxes other than income taxes	23,947	6,037	45,982	18,801
Amortization of patents	81,235		108,314
General and administrative	204,463	34,684	461,634	84,828

Operating expenses	2,155,270	393,789	4,249,027	677,711

Operating loss	(1,568,643)	(393,789)	(3,662,400)	(677,711)

Interest, dividend income and other, net	11,485	50	40,088	215
Equity in income (loss) of investee	(17,020)		(17,020)
Realized gains on investments, net	138,372	451,400	103,644	500,878
Interest expense	(34,243)	(9,002)	(61,561)	(17,928)
Unrealized gains (losses) on marketable securities, net	(300,384)	(19,015)	43,203	83,744

Net income (loss)	(1,770,433)	29,644	(3,554,046)	(110,802)

Preferred dividends	(24,637)	(19,161)	(37,375)	(38,325)

Net income (loss) attributable to common shareholders	$(1,795,070)	$10,483	$(3,591,421)	$(149,127)

Basic and diluted net income (loss) per common share	$(0.33)	$0.00	$(0.69)	$(0.05)

Weighted average common shares outstanding	5,430,528	3,083,664	5,172,181	3,072,048

Comprehensive income (loss):
Net income (loss)	$(1,770,433)	$29,644	$(3,554,046)	$(110,802)
Other comprehensive income	1,158,750		1,158,750

Comprehensive income (loss)	$(611,683)	$29,644	$(2,395,296)	$(110,802)

* Restated to include the impact of share-based compensation expense

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004 *
Cash flows from operating activities:
Net loss	$(3,554,046)	$(110,802)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	5,131
Amortization of patents	108,314
Realized gains on investments, net	(103,644)	(500,878)
Unrealized gain on marketable securities	(43,203)	(83,744)
Stock based compensation	2,464,863	5,094
Stock received for services	(10,000)
Loss on investee	17,019
Changes in operating assets and liabilities:
Accounts receivable	(1,331,250)
Purchases of marketable investment securities, net	717,245	774,332
Other current assets	(145,198)	25,926
Accounts payable and accrued liabilities	873,666	(52,135)
Due to broker	(452,400)

Net cash provided by (used in) operating activities	(1,453,503)	57,793

Cash flows from investing activities:
Purchase of property and equipment	(59,981)
Purchase of SurgiCount	(432,398)
Proceeds from sale of long-term investments	300,466
Purchases of long-term investments	(163,173)

Net cash used in investing activities	(355,086)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	100,000
Proceeds from exercise of stock options	26,250	39,375
Cash proceeds related to 16B filing		2,470
Payments of preferred dividends	(19,163)	(38,325)
Proceeds from notes payable	1,000,000
Payments and decrease in notes	(53,650)	(11,040)

Net cash provided by (used in) financing activities	1,053,437	(7,520)

Net increase (decrease) in cash and cash equivalents	(755,152)	50,273

Cash and cash equivalents at beginning of period	846,404	224,225

Cash and cash equivalents at end of period	$91,252	$274,498

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$32,552	$228
Issuance of common stock and warrants in connection with SurgiCount acquisition	$4,232,178	$—
Issuance of common stock in connection with asset purchase agreement	$66,895	$—
Issuance of common stock in connection with land acquisition	$85,619	$—
Dividends accrued	$37,375	$19,163

* Restated to include the impact of share-based compensation expense

The accompanying notes are an integral part of these condensed consolidated financial statements.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
June 30, 2005

1. DESCRIPTION OF BUSINESS

Until March 31, 2005, Patient Safety Technologies, Inc. (“PST”, or the “Company”) (formerly known as Franklin Capital Corporation) was a Delaware corporation that elected to be a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended. On March 30, 2005, stockholder approval was obtained to withdraw the Company’s election to be treated as a BDC and on March 31, 2005, the Company filed an election to withdraw its election with the Securities and Exchange Commission. Through its operating subsidiaries, the Company is currently involved in providing capital and managerial assistance to early stage companies in the medical products, health care solutions, financial services and real estate industries.

Currently, the Company has four wholly-owned operating subsidiaries: (1) SurgiCount Medical, Inc., a California corporation; (2) Patient Safety Consulting Group, LLC, a Delaware Limited Liability Company; (3) Franklin Capital Properties, LLC, a Delaware Limited Liability Company; and (4) Ault Glazer Bodnar Merchant Capital, Inc., a Delaware corporation.

The Company, including its operating subsidiaries, is engaged in the acquisition of controlling interests in companies and research and development of products and services focused on the health care and medical products field, particularly the patient safety markets, as well as the financial services and real estate industries. SurgiCount Medical, Inc., a provider of patient safety devices and Patient Safety Consulting Group, LLC, a healthcare consulting services company, focus on the Company’s primary target industries, the health care and medical products field. Ault Glazer Bodnar Merchant Capital, Inc. (“AGB Merchant Capital”) was formed on June 27, 2005, to hold the Company’s non-patient safety related assets, such as Franklin Capital Properties, LLC, a real estate development and management company, and to focus on the financial services and real estate industries.

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

Reclassifications

Certain amounts reported in the condensed consolidated financial statements, as of June 30, 2004, have been reclassified to conform with the presentation adopted to report June 30, 2005 results.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Revenue Recognition

Consulting service contract revenue is recognized when the service is performed. Consequently, the recognition of such revenue is deferred until each phase of the contract is complete. This method is predominately used by the Financial Services and Real Estate segment. Service activities may include the following: financial advice on mergers, acquisitions, restructurings and similar corporate finance matters.

Liquidity

The Company has a working capital deficiency of approximately $473,000 at June 30, 2005. The Company continues to have recurring losses and has relied upon liquidating its investments to fund operations. Management believes that existing cash resources together with proceeds from its investments should be adequate to fund its operations for the 12 months subsequent to June 30, 2005. However, long term liquidity is dependent on the Company’s ability to attain future profitable operations.

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

Equity Method. Included in long-term investments are investments in companies in which the Company has a 20% to 49% interest. These investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses. The Company’s proportionate share of income or losses are recorded in equity in income (loss) of investee.

Stock-Based Compensation

Prior to January 1, 2005, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supercedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after January 1, 2006. The Company elected to adopt SFAS 123(R) as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods in which the Company granted employee stock options have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R). During the year ended December 31, 2004, the entire amount of equity compensation expense required to be recognized under the modified retrospective application method was $5,094 relating to stock option grants that occurred in the second quarter of 2004. During the six months and three months ended June 30, 2005, the Company had stock-based compensation expense included in reported net loss of $890,448 and $337,906, respectively. All options that we granted in 2005 and 2004 were granted at the per share fair

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Three and six months ended June 30,
	2005	2004

Weighted average risk free interest rates	3.75%	3.00%
Weighted average life (in years)	3.0	0.1
Volatility	83%	102%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$2.92

Comprehensive Income

          The Company applies SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) consists of the after tax net change in unrealized gains and losses on securities classified as available for sale by the Company during the three and six months ended June 30, 2005 and 2004 that have been excluded from net loss and reflected instead in equity. At June 30, 2005, the only investment designated as available for sale was the Company’s restricted holdings in IPEX.

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

Options and warrants outstanding as of June 30, 2005 to purchase 609,000 and 1,149,683 shares of common stock, respectively, and 246,375 shares issuable upon conversion of outstanding convertible preferred stock were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2005, as their inclusion would have been antidilutive.

Options outstanding as of June 30, 2004 to purchase 61,875 shares of common stock, and 246,375 shares issuable upon conversion of outstanding convertible preferred stock were not included in the computation of diluted net loss per common share for the three and six months ended June 30, 2004, as their inclusion would have been antidilutive.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

During the six months ended June 30, 2005, the Company issued 5,625 shares of common stock held in treasury upon exercise of options under the Company’s 1997 Stock Incentive Plan and 20,444 shares of common stock held in treasury to purchase 0.61 acres of vacant land in Springfield, Tennessee.

On April 5, 2005, the Company entered into a consulting agreement with Health West Marketing Incorporated, a California corporation (“Health West”). Under the agreement, Health West agreed to help the Company establish a comprehensive manufacturing and distribution strategy for the Company’s Safety-SpongeTM System worldwide. The initial term of the agreement is for a period of two years. After the initial two-year term, the agreement will terminate unless extended by the parties for one or more additional one-year periods.

In consideration for Health West’s services, the Company agreed to issue Health West 42,017 shares of the Company’s common stock, to be issued as follows: (a) 10,505 shares valued at $62,505 were issued upon signing the agreement; (b) if Health West helps the Company structure a comprehensive manufacturing agreement with A Plus Manufacturing by July 5, 2005, then the Company will issue Health West an additional 15,756 shares; and (c) if Health West helps the Company develop a regional distribution network to integrate the Safety-SpongeTM System into the existing acute care supply chain by February 5, 2006, then the Company will issue Health West the remaining 15,756 shares. At July 5, 2005, the primary terms of a comprehensive manufacturing agreement with A Plus Manufacturing had been agreed upon and the July 5, 2005 deadline was extended. As an additional incentive the Company granted Health West warrants to purchase a total of 175,000 shares of the Company’s common stock as discussed in Note 11. In the event of the death of Bill Adams, who is Health West’s Chief Executive Officer, the agreement will automatically terminate. The Company may terminate the agreement at any time upon delivery to Health West of notice of a good faith determination by the Company’s Board of Directors that the agreement should be terminated for cause or as a result of disability of Mr. Adams. Health West may voluntarily terminate the agreement only after expiration of the initial two-year term upon providing 30 days prior written notice to the Company.

On April 22, 2005, the Company entered into a subscription agreement pursuant to which the Company sold to an investor 20,000 shares of the Company’s common stock and warrants to purchase an additional 20,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years, have an exercise price equal to $6.05, and 50% of the warrants are callable. In the event the closing sale price of the Company’s common stock equals or exceeds $7.50 for at least five consecutive trading days, the Company, upon 30 days prior written notice, may call the callable warrants at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to such warrants. Notwithstanding, such notice, the warrant holder may exercise the callable warrant prior to the end of the 30-day notice period. The Company received gross proceeds of $100,000 from the sale of stock and warrants. The sale was made in a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On May 12, 2005, the Company entered into an asset purchase agreement whereby the Company purchased all of the assets of Cinapse Digital Media, a sole proprietorship, for the issuance of 17,241 shares of common stock and 8,621 warrants to purchase common stock at an exercise price of $5.80 and a contractual life of 5 years. The assets were valued at $66,895 and consisted primarily of computers and equipment utilized in the production of digital video. Simultaneously with the asset purchase, the Company formed Cinapse Digital Media, LLC, a 50% owned Delaware limited liability company, and contributed the acquired assets. Cinapse Digital Media, LLC produces digital video for corporate clients and will also produce digital training videos for the Company’s patient safety devices.

5. ACQUISITION

In February 2005, the Company invested $4,035,600, excluding acquisition costs, to acquire 100% of the common stock of SurgiCount Medical, Inc. (“SurgiCount”). The Company acquired SurgiCount for its patents related to the Safety-SpongeTM System, an innovation which the Company believes will allow it to capture a significant portion of the United States and European surgical sponge sales. SurgiCount’s operating results from the closing date of the

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

acquisition, February 25, 2005, through June 30, 2005, are included in the condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenue	—	—	—	—
Net loss	$(1,789,000)	$(65,000)	$(3,633,000)	$(299,000)
Basic and diluted net loss per common share	$(0.33)	$(0.02)	$(0.70)	$(0.10)

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2005 and December 31, 2004 are comprised of the following:

	June 30, 2005	December 31, 2004

Professional fees – legal	$467,607	$351,867
Accrued purchase price on investment	165,240	165,240
Officer’s severance	31,405	160,142
Accrued interest	141,441	112,432
Professional fees – other	84,500	52,950
Deferred revenue	754,623
Accrued – other	186,630	96,937

	$1,831,446	$939,568

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

7. MARKETABLE SECURITIES

Marketable securities at June 30, 2005 and December 31, 2004 are comprised of the following:

	June 30, 2005	December 31, 2004

U.S. Treasuries	$—	$2,016,406
IPEX, Inc.	471,599
Other Equities	930,623	1,471,313

	$1,402,222	$3,487,719

IPEX, Inc.

At June 30, 2005, the Company held 607,425 shares of common stock and warrants to purchase 225,000 shares of common stock at $1.50 per share and warrants to purchase 225,000 shares of common stock at $2.00 per share of IPEX, Inc. (“IPEX”), formerly Administration for International Credit & Investments, Inc. The Company is currently restricted from selling 450,000 shares of the common stock and of the warrants. The remaining 157,425 shares of common stock are valued at $471,599 and included in marketable securities. IPEX’s common stock is traded on the OTC Bulletin Board, which reported a closing price, at June 30, 2005, of $3.55. The Company has valued its holdings in IPEX at a 25% discount to the $3.55 closing price, or $2.66 per share, due to the limited average number of shares traded on the OTC Bulletin Board as well as other trading restrictions on the Company’s unregistered holdings in IPEX. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. IPEX’s fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through IPEX’s system. IPEX invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties.

8. LONG-TERM INVESTMENTS

Long-term investments at June 30, 2005 and December 31, 2004 are comprised of the following:

	June 30, 2005	December 31, 2004

Alacra Corporation	$1,000,000	$1,000,000
DigiCorp	549,942	532,435
IPEX, Inc.	1,608,750
Real Estate	652,320	738,518
China Nurse	50,000	50,000

	$3,861,012	$2,320,953

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Alacra Corporation

At June 30, 2005, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation, valued at $1,000,000, and classified as an available-for-sale investment. The Company has the right to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. Alacra, based in New York, is a global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra’s customers include more than 750 financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

DigiCorp

At June 30, 2005, the Company held 4,016,027 shares, or 41%, of the common stock of DigiCorp recorded at its cost, as adjusted for the Company’s proportionate share of DigiCorp’s losses, of $549,942, or approximately $0.14 per share. Digicorp’s common stock is traded on the OTC Bulletin Board, which reported a closing price, at June 30, 2005, of $0.22. The Company accounts for its investment in Digicorp under the equity method of accounting. The Company’s proportionate share of income or losses from this investment is recorded in interest, dividend income and other, net.

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

Investments in Real Estate

At June 30, 2005, the Company had several real estate investments, recorded at its cost of $652,320. These investments are included in long-term investments. The Company holds its real estate investments in Franklin Capital Properties, LLC (“Franklin Properties”). Franklin Properties primary focus is on the acquisition and management of income producing real estate holdings. Franklin Properties’ real estate holdings consist of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, 0.61 acres of undeveloped land in Springfield, Tennessee, and various loans secured by real estate in Heber Springs, Arkansas. Franklin Properties is evaluating alternative uses for its real estate holdings, which range from development and capital investments as a means of generating recurring revenue to the liquidation of specific properties.

9. NOTES PAYABLE

The Company initially purchased Excelsior on August 28, 2001. As part of the purchase price paid by the Company for its investment in Excelsior, the Company issued a $1,000,000 note to Winstar. This note was due February 28, 2002 with interest at 3.54% but in accordance with the agreement has a right of offset against certain representations and warranties made by Winstar. The due date of the note was extended until the lawsuit discussed in Note 13 was settled, which occurred on June 1, 2005. At June 30, 2005, the Company had incurred approximately $161,120 in legal expenses which have been offset against the amount due. No payment has been made as the Company is evaluating the amount of additional offsets that it believes it is entitled to.

On April 7, 2005, the Company issued a $1,000,000 principal amount promissory note (the “Note”) to Bodnar Capital Management, LLC, in consideration for a loan from Bodnar Capital Management, LLC to the Company in the amount

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

of $1,000,000. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is a principal stockholder of the Company. The principal amount of the Note and interest at the rate of 6% per annum is payable on May 31, 2006. The obligations under the Note are collateralized by all real property owned by the Company.

10. STOCK OPTION PLANS

On September 9, 1997, the Company’s stockholders approved two Stock Option Plans: a Stock Incentive Plan (“SIP”) to be offered to the Company’s consultants, officers and employees (including any officer or employee who is also a director of the Company) and a Non-Statutory Stock Option Plan (“SOP”) to be offered to the Company’s “outside” directors, (i.e., those directors who are not also officers or employees of The Company’). As of June 30, 2005, there were no outstanding options to purchase the Company’s Common Stock and no options available for future issuance under either the SIP or the SOP.

In December 2004, the Board of Directors of the Company approved the 2005 Stock Option and Restricted Stock Plan (the “2005 SOP”) and the Company’s stockholders approved the Plan in March 2005. The Plan reserves 1,319,082 shares of common stock for grants of incentive stock options, nonqualified stock options, and restricted stock awards to employees, non–employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant. As of June 30, 2005, the Company has granted 272,144 shares of restricted stock of which 121,326 are vested. For the six months and three months ended June 30, 2005, the Company recorded compensation expense of approximately $949,872 and $374,898, respectively, related to these shares of restricted stock.

The following is a summary of the status of the Stock Option Plans:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price

December 31, 2003	22,500	61,875	$3.80
Grants	(78,750)	78,750	$0.50
Exercises		(78,750)	$0.50
Cancellations	56,250	(56,250)	$3.71

December 31, 2004	—	5,625	$4.67
Adoption of 2005 SOP	1,319,082
Exercises		(5,625)	$4.67
Restricted Stock Awards	(272,144)
Grants	(609,000)	609,000	$5.27

June 30, 2005	437,938	609,000	$5.27
Options exercisable at:
December 31, 2003		61,875	$3.80
December 31, 2004		5,625	$4.67
June 30, 2005		185,250	$5.27

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

The outstanding options, all of which are issued under the 2005 SOP, have a remaining contractual life of approximately 9.75 years.

11. WARRANTS

On November 3, 2004, the Company entered into a Subscription Agreement with several accredited investors (the “Investors”), relating to the issuance and sale by the Company of shares of its common stock (the “Shares”) and five-year warrants (the “Warrants”) to purchase additional shares of its common stock (the “Warrant Shares”) in one or more closings of a private placement (the “Private Placement”).

During the period November 3, 2004 through December 21, 2004, the Company held a series of four closings of the Private Placement. In conjunction with the closings the Company issued and sold to the Investors an aggregate of 1,517,700 Shares and Warrants to purchase an aggregate of up to 758,841 Warrant Shares pursuant to the terms of the Subscription Agreement. On April 22, 2005, the Company entered into a Subscription Agreement with an accredited investor whereby the Company sold an additional 20,000 Shares and Warrants to purchase an additional 20,000 Warrant Shares. At June 30, 2005, the Warrants, including those granted on April 22, 2005, weighted average exercise price was $3.91 with a remaining contractual life of 4.4 years.

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

In April 2005, the Company entered into a consulting agreement with Health West Marketing Incorporated and as incentive for entering into the agreement, the Company agreed to issue Health West a callable warrant to purchase 150,000 (post 3:1 forward stock split) shares of the Company’s common stock at an exercise price of $5.95, exercisable for 5 years. In addition, the Company agreed to issue a callable warrant to purchase 25,000 (post 3:1 forward stock split) shares of the Company’s common stock at an exercise price of $5.95, exercisable upon meeting specified milestones. The warrants were valued at $615,951 of which $527,958 was expensed during the period and the remaining amount will be expensed when and if the milestones are met.

Warrants granted during the year were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, five years and 83%, respectively. As of June 30, 2005, all warrants issued to the consultants remain outstanding.

12. RELATED PARTY TRANSACTIONS

Tuxis Corporation

On July 22, 2005, Ault Glazer filed a Schedule 13D/A with the SEC relating to its holdings in Tuxis Corporation (“Tuxis”). Tuxis, a Maryland corporation, currently is registered under the 1940 Act as a closed-end management investment company. Tuxis previously received Board of Directors and shareholder approval to change the nature of its business so as to cease to be an investment company and on May 3, 2004, filed an application with the SEC to de-register. At June 30, 2005, the Company directly held 79,800 shares and indirectly, by virtue of its relationship with

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Ault Glazer, held 145,400 shares of Tuxis common stock, which represented approximately 8.11% and 14.78%, respectively, of the total outstanding shares. At March 31, 2005, Tuxis had reportable net assets of approximately $9.0 million.

On April 28, 2005, the Company purchased 0.61 acres of vacant land in Springfield, Tennessee from a related party. The purchase price consisted of approximately $90,000 in cash, 20,444 shares of common stock and 10,221 warrants to purchase common stock at an exercise price of $4.53 and a 5 year contractual life.

Ipex, Inc.

On June 30, 2005, the Company formalized the terms of a consulting agreement, consented to by IPEX, whereby the Company was retained by Wolfgang Grabher, the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX, to serve as a business consultant to IPEX. Mr. Grabher owns 18,855,900 shares of IPEX’s 28,195,566 outstanding shares of common stock and has granted Mr. Ault, the Company’s Chairman and Chief Executive Officer, an irrevocable  voting  proxy for his shares. At June 30, 2005, the Company held 2.15% of IPEX’s outstanding shares of common stock. On June 30, 2005, the Company agreed with IPEX as to the scope of such consulting services and the consideration for such services. The Company has provided and/or will provide if reasonably necessary within the next 12 months, the following services to IPEX: (a) substantial  review of IPEX’s business and operations in order to facilitate an analysis of IPEX’s strategic options regarding a turnaround of IPEX’s business; (b) providing advice in the following areas: (i) identification of financing sources; (ii) providing capital introductions of financial institutions and/or strategic investors; (iii) evaluation and recommendation of  candidates for appointment as officers, directors or employees; (iv) making personnel of the Company available to IPEX to provide services to IPEX on a temporary or permanent  basis; (v) evaluation and/or negotiation of merger or sale opportunities, or such other form of transaction or endeavor which IPEX may elect to pursue; and (vi) providing any other services as are  mutually agreed upon in writing by the Company and Wolfgang Grabher from time to time; and (c) assisting IPEX in installing a new management team.

At June 30, 2005, the Company had performed a significant amount of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations; (ii) the execution of two purchase agreements for the purchase of certain intellectual property assets; (iii) the hiring of a Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development; and (iv) the appointment of two members to the Board of Directors of IPEX. The Company has deferred approximately $755,000 of revenue relating to this consulting agreement which management expects will be substantially recognized during the year ending December 31, 2005.

13. COMMITMENTS AND CONTINGENCIES

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit (the “Leve Lawsuit”) against the Company, Sunshine Wireless, LLC (“Sunshine”), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). On February 25, 2003, the case against the Company and Sunshine was dismissed, however, on October 19, 2004, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. exercised their right to appeal.  On June 1, 2005, the United States Court of Appeals for the Second Circuit affirmed the February 25, 2003 judgment of the district court dismissing the claims against the Company.

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

Segment information for the three and six months ended June 30, 2005, and 2004 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Medical Products
Revenue	—	—	—	—
Net loss	$(947,898)	—	$(1,168,629)	—
Total Assets	$4,576,262	—	$4,576,262	—

Health Care Solutions
Revenue	—	—	—	—
Net loss	$(105,196)	—	$(232,921)	—
Total Assets	—	—	—	—

Financial Services and Real Estate
Revenue	$586,627	—	$586,627	—
Net income	$237,901	$432,435	$313,064	$584,837
Total Assets	$6,685,736	$3,013,708	$6,685,736	$3,013,708

Corporate
Revenue	—	—	—	—
Net loss	$(955,240)	$(402,791)	$(2,465,560)	$(695,639)
Total Assets	$526,109	$78,961	$526,109	$78,961

Total
Revenue	$586,627	—	$586,627	—
Net loss	$(1,770,433)	$29,644	$(3,554,046)	$(110,802)
Total Assets	$11,788,107	$3,092,669	$11,788,107	$3,092,669

14. SUBSEQUENT EVENTS

During July 2005, Ault Glazer Bodnar Merchant Capital, Inc. purchased a 50% interest in Automotive Services Group (“ASG”), LLC, an Alabama Limited Liability Company, for $300,000. ASG was formed to develop and operate automated car wash sites with the first location under development in Birmingham, Alabama.

On July 11, 2005, Franklin Capital Properties, LLC filed a certificate of amendment with the Secretary of State of the State of Delaware changing its name to Ault Glazer Bodnar Capital Properties, LLC.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

On July 19, 2005, the Company entered into a stock purchase agreement pursuant to which the Company sold to an investor 38,000 shares of the Company’s common stock. As consideration for the PST shares, the Company received 12,000 shares of Tuxis common stock valued at $103,680.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion should be read in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this form 10-Q. This form 10-Q contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and we cannot assure you that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Critical accounting policies and estimates

          The below discussion and analysis of Patient Safety Technologies’ financial condition and results of operations are based upon the Company’s financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our most critical accounting policy relates to the valuation of our non-marketable equity securities.

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

          Investments in non-marketable securities are inherently risky and a number of the companies we invest in are expected to fail. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, and the investments would likely become impaired.

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

          Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a portfolio company is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If a portfolio company obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. We did not recognize any impairments for the six months ended June 30, 2005 and 2004.

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

Accounting Developments

          In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation” and supercedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The Company elected early adoption of SFAS No. 123(R) as of January 1, 2005.

Overview

          Until March 31, 2005, Patient Safety Technologies, Inc., a Delaware corporation (“PST”, or the “Company”), elected to be a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended. On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission.

          We are currently engaged in the acquisition of controlling interests in companies and research and development of products and services focused on the health care and medical products field, particularly the patient safety markets, as well as the financial services and real estate industries. SurgiCount Medical, Inc., a provider of patient safety devices, Patient Safety Consulting Group, LLC, a healthcare consulting services company, Ault Glazer Bodnar Merchant Capital, Inc., a holding company for the Company’s non-patient safety related assets, and Franklin Capital Properties, LLC, a real estate development and management company, are wholly-owned operating subsidiaries, which were either acquired or created to enhance our ability to focus our efforts in each targeted industry.

          SurgiCount is our first acquisition in our plan to become a leader in the billion dollar patient safety field market. SurgiCount owns patents issued in the United States and Europe related to the Safety-SpongeTM System, an innovation which management believes will allow us to capture a significant portion of the United States and European surgical sponge sales. Based upon assumptions that take into consideration factors such as the approximate number of hospitals and operating rooms in the United States and Europe, the approximate number of surgeries performed annually, and estimates for the average cost of surgical sponges, incorporating the Safety-SpongeTM System, per surgery, we believe that the existing market for surgical sponge sales in the United States and Europe represents a market opportunity equal to or in excess of $650 million in annual sales.

          The Safety-SpongeTM System allows for faster and more accurate counting of surgical sponges. SurgiCount has obtained FDA 510k exempt status for the Safety-SpongeTM line.

          Ault Glazer Bodnar Merchant Capital, Inc. was formed during June 2005 as a means to separate the Companies core patient safety related business from its non-healthcare assets. The Company expects that Ault Glazer Bodnar Merchant Capital, Inc. will hold the majority of the Company’s marketable securities and long-term investments.

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

Financial Condition

          The Company’s cash and marketable securities were $1,493,474, at June 30, 2005, versus $4,334,123 at December 31, 2004. Total current liabilities, were $3,678,702 at June 30, 2005 versus $3,367,974 at December 31, 2004. Included in current liabilities at June 30, 2005 and December 31, 2004 is a note payable, and accrued interest on such note, payable to Winstar Communications, Inc. in the amount of $966,512 and $1,004,962, respectively. As discussed in Note 9 in the Company’s notes to its condensed consolidated financial statements filed with this Form 10-Q, the due date on the note payable to Winstar was June 1, 2005, the settlement date of the Leve Lawsuit. However, the note payable had a right of offset against certain representations and warranties made by Winstar and the Company is currently evaluating the amount of offsets that it believes it is entitled to.

          At June 30, 2005 and December 31, 2004, we had $91,252 and $846,404 in cash and cash equivalents. Our Board has given our Chairman and Chief Executive Officer, Milton “Todd” Ault III, the authority to invest our cash balances in the public equity and debt markets as appropriate to maximize the short-term return on such assets. The making of such investments entails risks related to the loss of investment and price volatility.

          The Company had a working capital deficit of approximately $473,000 at June 30, 2005. The Company continues to have recurring losses and has relied upon liquidating its portfolio companies to fund operations. On April 7, 2005, the Company issued a $1,000,000 promissory note (the “Note”) to Bodnar Capital Management, LLC, in consideration of a $1,000,000 loan from Bodnar Capital Management, LLC to the Company. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is a principal stockholder of the Company. The principal amount of the Note and interest at the rate of 6% per annum is payable on May 31, 2006, the maturity date of the Note. The obligations under the Note are secured by all real property owned by the Company. Management believes that existing cash resources, together with anticipated revenues from its operations, should be adequate to fund its operations for the twelve months subsequent to June 30, 2005. However, long-term liquidity is dependent on the Company’s ability to attain future profitable operations. Management may undertake additional debt or equity financings to better enable the Company to grow and meet its future operating and capital requirements.

          On November 3, 2004, the Company entered into a Subscription Agreement and sold an aggregate of 405,625 shares (1,216,875 shares post 3:1 forward stock split) of its Common Stock and warrants to purchase an aggregate of up to 202,810 shares (608,430 shares post split) of its Common Stock in a private placement transaction to certain accredited investors. Pursuant to the terms of the Subscription Agreement, the Company held additional closings of the private placement on November 15, 2004, December 2, 2004, and on December 27, 2004, and sold an aggregate of 100,275 additional shares (300,825 shares post split) of its Common Stock and warrants to purchase an aggregate of up to 50,137 shares (150,411 shares post split) of its Common Stock. The Company received aggregate net proceeds from all the closings of $3,924,786. The Company filed a registration statement with the SEC on May 3, 2005 registering the resale of the shares of our Common Stock (including the shares of common stock issuable upon exercise of the warrants) sold in the private placement transactions on a continuous or delayed basis under the Securities Act of 1933. We are required to use our reasonable best efforts to cause the registration statement to become effective within 90 days after the date we file such registration statement with the SEC. We intend to use the net proceeds from the private placement transaction primarily for general corporate purposes and in buying controlling equity stakes in companies and/or assets in the medical products, health care solutions, financial services and real estate industries.

          As of June 30, 2005, the Company had no commitments not reflected on its balance sheet. As in prior acquisitions, we intend to use a combination of common stock and warrants to purchase common stock as the primary means to acquire companies. Accordingly, the Company’s need to raise significant amounts of cash can be minimized, provided the companies we acquire are willing to accept non-cash forms of consideration.

Investments

          The Company’s financial condition is dependent on the success of its investments. The Company intends to invest a substantial portion of its assets in private companies in the medical products, health care solutions and financial services industries. These private businesses may be thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have little or no history of operations. The following is a discussion of our most significant investments at June 30, 2005.

          Alacra Corporation

          At June 30, 2005, the Company had an investment in Alacra Corporation (“Alacra”), valued at $1,000,000, which represents 8.5% of the Company’s total assets. Alacra, a privately held company based in New York, is a leading global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra’s customers include more than 750 leading financial institutions, management consulting, law and accounting firms and other corporations throughout the world. Currently, the company’s largest customer segment is investment and commercial banking, followed closely by management consulting, law and multi-national corporations.

          Alacra’s online service allows users to search via a set of robust, sophisticated tools designed to locate and extract business information from the Internet and from the Alacra library of premium content. The company’s team of information professionals selects, categorizes and indexes more than 45,000 sites on the Web containing the most reliable and comprehensive business information. Simultaneously, users can search more than 100 premium commercial databases that contain financial information, economic data, business news, and investment and market research. Alacra provides the requisite information in the appropriate format, gleaned from such prestigious content partners as Thomson Financial™, Barra, The Economist Intelligence Unit, Factiva, Mergerstat® and many others.

          On April 20, 2000, the Company purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Alacra has recorded revenue growth in every year since the Company’s original investment, further, 2004 revenues were in excess of the prior years revenues by greater than 20%. The Company has the right to have the preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. In connection with this investment, the Company was granted observer rights on Alacra board of directors meetings.

          China Nurse

          On November 23, 2004, the Company entered into a strategic relationship with China Nurse LLC (“China Nurse”), a developmental stage international nurse-recruiting firm based in New York that focuses on recruiting and training qualified nurses from China and Taiwan for job placement with hospitals and other health care facilities in the United States. China Nurse creates an opportunity for hospitals and other health care providers to efficiently recruit skilled professionals from China and Taiwan. It maintains a customized approach to matching the qualifications of the nurses with the specific needs of U.S. clients. In connection with this strategic relationship, the Company has agreed to provide referrals and other assistance and has also made a small capital investment in that company.

          Digicorp

          At June 30, 2005, the Company had an investment in DigiCorp valued at $549,942, which represents 4.7% of the Company’s total assets. On December 29, 2004, the Company entered into a Common Stock Purchase Agreement with certain shareholders of DigiCorp (the “Agreement”), to purchase an aggregate of 3,453,527 shares of DigiCorp common stock. Of such shares, 1,224,000 shares of DigiCorp common stock will be purchased from the selling shareholders at such time as the shares are registered for resale with the SEC. The purchase price for such shares is $.135 or $.145 per share, depending on when the closing occurs. Digicorp’s common stock is traded on the OTC Bulletin Board, which reported a closing price, at June 30, 2005, of $0.22. In connection with the Agreement, the Company is entitled to designate two members to the Board of Directors of Digicorp. The Company’s first designee, Melanie Glazer, who is also manager of our subsidiary Franklin Capital Properties, LLC, was appointed on December 29, 2004. Milton “Todd” Ault, III, our Chairman and Chief Executive Officer, was appointed Chief Executive Officer of Digicorp on April 26, 2005.  On July 1, 2005, Philip Gatch, our Chief Technology Officer, was appointed Chief Technology Officer of Digicorp.  On July 16, 2005, Alice M. Campbell, one of our directors, and Mr. Ault was appointed to the Board of Directors of Digicorp. On July 20, 2005, Lynne Silverstein, our President and Secretary, was appointed as a director of Digicorp, and William B. Horne, our Chief Financial Officer, was appointed as a director and as Chief Financial Officer of Digicorp.  The Company is currently evaluating several strategic alternatives for the use of the DigiCorp entity.

          Since June 30, 1995, DigiCorp has been in the developmental stage and has had no operations other than issuing shares of common stock for financing the preparation of financial statements and for preparing filings for the SEC. On May 18, 2005, DigiCorp entered into a subscription agreement with Bodnar Capital Management, LLC (“Bodnar Capital”), pursuant to which DigiCorp sold Bodnar Capital 2,941,176 shares (the “Shares”) of its common stock and warrants (the “Warrants”) to purchase an additional 3,000,000 shares of its common stock. DigiCorp received gross proceeds of approximately $500,000 from the sale of stock and warrants to Bodnar Capital. The sale was made in a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

          On July 15, 2005, DigiCorp entered into a binding letter of intent to acquire certain assets which include the iCodemedia suite of websites and internet properties and all related intellectual property (the “iCodemedia Assets”) from Philip Gatch, who was recently appointed DigiCorp’s Chief Technology Officer. We agreed to issue Mr. Gatch 1,000,000 shares of our common stock as consideration for the iCodemedia Assets. Consummation of the transaction is subject to the execution of a definitive purchase and sale contract.

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

          IPEX, Inc.

          At June 30, 2005, the Company held 607,425 shares of common stock and warrants to purchase 225,000 shares of common stock at $1.50 per share and warrants to purchase 225,000 shares of common stock at $2.00 per share of IPEX, Inc. (“IPEX”), formerly Administration for International Credit & Investments, Inc, valued at $2,080,349. IPEX’s common stock is traded on the OTC Bulletin Board, which reported a closing price, at June 30, 2005, of $3.55. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates a fully automated, software-based, centralized Voice over Internet Protocol (“VoIP”) routing platform that exchanges international telecommunication traffic. IPEX’s exchange operates on a software-based switching platform which monitors and dynamically checks up to 256 different routes for one country code, optimizing margin and quality through real time traffic adjustments. The exchange delivers seamless access through an Internet Protocol (“IP”) connection which significantly reduces the time to connect to the exchange. IPEX offers its service to international telecom carriers and Internet Service Providers and currently has contracts with approximately 120 international carriers. IPEX invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties. On June 23, 2005, Alice M. Campbell, who is one of our directors, was appointed to the Board of Directors of IPEX. In addition, from May 26, 2005 until July 20, 2005, Milton “Todd” Ault, III, our Chairman and Chief Executive Officer, served as interim Chief Executive Officer and a director of IPEX.

          As reflected in IPEX’s March 31, 2005 Form 10-Q, sales for the quarter ended March 31, 2005 rose to $1,801,886 as compared to sales of $629,127 from the prior year’s quarter ended March 31, 2004. Due to prior working capital constraints IPEX could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the private placement completed in March 2005 allowed IPEX to extend credit to Tier 2 carriers under net 15 terms therefore increasing the number of overall customers. Management believes the Company is now in a position to increase sales in the future by moving up to Tier 1 customers, which require net 30 terms for payment.

          Tuxis Corporation

          On July 22, 2005, Ault Glazer filed a Schedule 13D/A with the SEC relating to its holdings in Tuxis Corporation (“Tuxis”). Tuxis, a Maryland corporation, currently is registered under the 1940 Act, as a closed-end management investment company. Tuxis previously received Board of Directors and shareholder approval to change the nature of its business so as to cease to be an investment company and on May 3, 2004, filed an application with the SEC to de-register. At June 30, 2005, the Company directly held 79,800 shares and indirectly, by virtue of its relationship with Ault Glazer, held 145,400 shares of Tuxis common stock, which represented approximately 8.11% and 14.78%, respectively, of the total outstanding shares. At March 31, 2005, Tuxis had reportable net assets of approximately $9.0 million.

          Franklin Capital Properties, LLC

          At June 30, 2005, the Company had several real estate investments, valued at $652,320, which represents 5.5% of the Company’s total assets. The Company holds its real estate investments in Franklin Capital Properties, LLC (“Franklin Properties”) , a Delaware limited liability company and a wholly owned subsidiary. Franklin Properties primary focus is on the acquisition and management of income producing real estate holdings. Franklin Properties real estate holdings consist of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, 0.61 acres of undeveloped land in Springfield, Tennessee, and various loans secured by real estate in Heber Springs, Arkansas. Franklin Properties is evaluating alternative uses for its real estate holdings, which range from development and capital investments as a means of generating recurring revenue to the liquidation of specific properties. As of June 30, 2005, the Company had not generated revenue from rental activities on any of its real estate investments.

Results of Operations

          The Company accounts for its operations under accounting principles generally accepted in the United States. The principal measure of the Company’s financial performance is captioned “Net loss attributable to common shareholders,” which is comprised of the following:

•	“Revenues,” which is the amount the Company receives from sales of its products;

•	“Operating expenses,” are the related costs and expenses of operating the business;

•

“Interest, dividend income and other, net,” which is the amount the Company receives from interest and dividends from its short term investments and money market accounts, and its proportionate share of income or losses from investments accounted for under the equity method of accounting;

•	“Realized gains (losses) on investments, net,” which is the difference between the proceeds received from dispositions of investments and their stated cost; and

•

“Unrealized gains (losses) on marketable securities, net,” which is the net change in the fair value of the Company’s marketable securities, net of any (decrease) increase in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

          “Realized gains (losses) on investments, net” and “Unrealized gains (losses) on marketable securities, net” are directly related. When a security is sold to realize a gain, the net unrealized gain decreases and the net realized gain increases. When a security is sold to realize a loss, the net unrealized gain increases and the net realized gain decreases.

          The Company generally earns interest income from loans, preferred stock, corporate bonds and other fixed income securities. The amount of interest income varies based upon the average balance of the Company’s fixed income portfolio and the average yield on this portfolio.

Revenues

          The Company recognized revenue of $586,627 for the six and three months ended June 30, 2005 as opposed to no revenues during the six and three months ended June 30, 2004.

          The increase in revenue was the result of a consulting agreement, consented to by IPEX, whereby the Company was retained by Wolfgang Grabher, the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX, to serve as a business consultant to IPEX. Mr. Grabher owns 18,855,900 shares of IPEX’s 28,195,566 outstanding shares of common stock and has granted Mr. Ault, the Company’s Chairman and Chief Executive Officer, an irrevocable voting proxy for his shares. At June 30, 2005, the Company held 2.15% of IPEX’s outstanding shares of common stock. On June 30, 2005, the Company agreed with IPEX as to the scope of such consulting services and the consideration for such services. The Company has provided and/or will provide if reasonably necessary within the next 12 months, the following services to IPEX: (a) substantial review of IPEX’s business and operations in order to facilitate an analysis of IPEX’s strategic options regarding a turnaround of IPEX’s business; (b) providing advice in the following areas: (i) identification of financing sources, (ii) providing capital introductions of financial institutions and/or strategic investors, (iii) evaluation and recommendation of candidates for appointment as officers, directors or employees, (iv) making personnel of the Company available to IPEX to provide services to IPEX on a temporary or permanent basis, (v) evaluation and/or negotiation of merger or sale opportunities, or such other form of transaction or endeavor which IPEX may elect to pursue, and (vi) providing any other services as are mutually agreed upon in writing by the Company and Wolfgang Grabher, founder and majority shareholder of IPEX, from time to time; and (c) assisting IPEX in installing a new management team.

          At June 30, 2005, the Company had performed a significant amount of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations (ii) the execution of two purchase agreements for the purchase of certain intellectual property assets; (iii) the hiring of a Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development; and (iv) the appointment of two members to the Board of Directors of IPEX. The Company has deferred approximately $755,000 of revenue relating to this consulting agreement which management expects will be substantially recognized during the year ended December 31, 2005.

Expenses

          Operating expenses were $4,249,027 and $677,711 for the six months and $2,155,270 and $393,789 for the three months ended June 30, 2005 and June 30, 2004, respectively.

          The increase in operating expenses for the six months ended June 30, 2005 when compared to June 30, 2004, was primarily the result of legal fees and stock based compensation expenses, and to a lesser extent printing and stock exchange fees. Until October 22, 2004, the date the Company’s shareholders approved certain proposals relating to the Company’s restructuring plan to change from a business development company to an operating company, the Company’s principal activities involved the management of existing investments. As such, compensation expense was primarily the salaries of the Company’s Chief Executive Officer and to a lesser extent the Chief Financial Officer. Since the restructuring plan, management has aggressively focused on expanding into the health care and medical products field, particularly the patient safety markets, as well as the financial services and real estate industries. A significant component of this strategy has resulted in the acquisition of assets. The Company has hired personnel in order to meet the increased needs of its current business focus which has resulted in increases in almost every expense category.

          Legal fees for the six months ended June 30, 2005 were $517,064, an increase of $329,942 over the six months ended June 30, 2004. The increase in legal fees is attributable to work performed on the Company’s proxy statements, registration statements and annual report, which required a significant amount of additional time to prepare due to the Company’s change from a business development company to an operating company, filed with the SEC, as well as other corporate matters. Other corporate matters typically include services performed in relation to areas such as attendance at meetings, federal securities law, stock option plans, press releases, and corporate agreements. Additionally, the Company experienced an increase in ancillary fees as a direct result of the proxy statement and the related annual meeting of shareholders. These ancillary fees included an increase in printing fees of $67,951 and AMEX stock exchange fees of $58,533 compared to the prior comparable period. Printing fees increased as a direct result of the greater number of printed documents, including business cards and stationary, as well as revisions to those documents. Amex stock exchange fees primarily increased as a result of a non-recurring fee associated with the Company’s 3 for 1 stock split.

          Printing fees and Amex stock exchange fees are a component of the $376,806 increase reflected in general and administrative expenses for the six months ended June 30, 2005. An increase in travel related expenses of $109,381, a component of general and administrative expenses, was attributed to expenses incurred in identifying and reviewing investment opportunities and attendance at trade shows and conventions to promote the Company’s patient safety products. The remaining increase in general and administrative expenses is a direct result of an overall increase in business activity associated with being an operating company with increased personnel. These expenses, which are not significant individually, include but are not limited to office supplies, transfer agent fees, postage, and marketing.

          A majority of the Company’s operating expenses consist of employee compensation and professional fees. Included in stock based compensation expense, which is a component of both employee compensation and professional fees, for the six months ended June 30, 2005, was approximately $624,543 relating to the issuance of warrants to consultants of the Company, as well as $890,448 relating to grants of nonqualified stock options and $949,872 related to restricted stock awards to the Company’s employees, non-employee directors and consultants performing services for the Company, all of which were expensed in accordance with SFAS 123(R). The Company valued the nonqualified stock options and warrants using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, three to five years and 83%, respectively. The restricted stock awards were valued at the closing price on the date the restricted shares were granted. During the six months ended June 30, 2004, the Company’s total stock based compensation expense, which was caused from the issuance of 26,250 options to members of the Company’s Board of Directors, was $5,094. Thus, the increase in expenses related to the issuance of stock options, warrants and restricted stock awards amounted to $2,459,769.

          The Company also issued 150,000 warrants, valued at $536,578, to a consultant providing advisory services for the acquisition of SurgiCount Medical, Inc. The services provided by the consultant included an evaluation of and oversight over completion of the transaction. The value of the warrants, along with the purchase price and direct costs incurred as a result of the transaction, were capitalized. The entire capitalized costs, valued at $4,684,576, have been allocated to SurgiCount’s patents, with an approximate useful life of 14.4 years, on a preliminary basis and may change as additional information becomes available. Amortization expense related to the patents, for the six months ended June 30, 2005, was $108,000 as opposed to no expense during the six months ended June 30, 2004.

Interest, dividend income and other, net

          The Company had investment income of $40,088 and $215 for the six months ended and $11,485 and $50 for the three months ended June 30, 2005 and June 30, 2004, respectively.

          The increase in investment income for the six and three months ended June 30, 2005 when compared to June 30, 2004, was primarily the result of an increased amount of fixed income investments held throughout the period. At March 31, 2005, the Company held in marketable securities approximately $2.5 million in U.S. Treasuries which were liquidated during the three month period ended June 30, 2005. At June 30, 2004, the Company’s primary contributing asset to investment income was its cash balance of $274,498.

Realized gains (losses) on investments, net

          During the six months ended June 30, 2005, the Company realized net gains of $103,644 from trades of marketable securities.

          During the six months ended June 30, 2004, the Company realized net gains of $500,878 primarily from the disposition of a portion of the Company’s equity interest in Excelsior and the sale of common shares in Principal Financial Group.

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

Unrealized gains (losses) on marketable securities, net

          Unrealized gains increased by $43,203 during the six months ended June 30, 2005, primarily due to the Company’s investment in Tuxis which had an unrealized gain of $69,500 for the period then ended. Additionally, any marketable securities which had an unrealized loss at December 31, 2004 had been disposed of by June 30, 2005.

          Unrealized gains increased by $83,744 during the six months ended June 30, 2004 primarily due to the increase in value of the Company’s Excelsior holdings.

Accumulated other comprehensive income

          Unrealized gains (losses) on the Company’s investments designated as available-for-sale are recorded in accumulated other comprehensive income. At June 30, 2005, the Company classified all of its restricted holdings in IPEX as available-for-sale. At June 30, 2005, the unrealized gains on the Company’s restricted holdings in IPEX amounted to $1,158,750. The Company did not hold any investments classified as available-for-sale at June 30, 2004.

Taxes

          The Company is taxed under Title 26, Chapter 1, Subchapter C of the Internal Revenue Code of 2004, as amended, and therefore subject to federal income tax on the portion of its taxable income.

          At December 31, 2004, the Company has a net operating loss carryforward of approximately $8.6 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any such future income taxes will depend on the Company’s ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires beginning in 2011.

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

Risk Factors

          An investment in our securities involves a high degree of risk relating to our business, strategy, structure and investment objectives. Each of the following risks may materially adversely affect our business, financial condition and results of operations. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•	changes in the economy;
•	risk associated with possible disruption in the Company’s operations due to terrorism;
•	future regulatory actions and conditions in the Company’s operating areas or target industries for investments; and
•	other risks and uncertainties as may be detailed from time to time in the Company’s public announcements and SEC filings.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We recently restructured our business strategy and objective and have limited operating history under our new structure. If we cannot successfully implement our new business structure the value of your investment in our business could decline.

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

Withdrawal of our election to be treated as a BDC may increase the risks to our shareholders since we are no longer subject the regulatory restrictions or financial reporting benefits of the Investment Company Act of 1940 (the “1940 Act”).

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

          Further, our election to withdraw as a BDC under the 1940 Act will result in a significant change in our method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. As an operating company, the required financial statement presentation and accounting for securities held will be either fair value or historical cost methods of accounting, depending on the classification of the investment and our intent with respect to the period of time we intend to hold the investment.

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

Should the value of our patents be less than their purchase price, we could incur significant impairment charges.

          At June 30, 2005, patents received in the acquisition of SurgiCount Medical, Inc., net of accumulated amortization, represented $4,576,262, or 38.8%, of our total assets. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist to determine if the recorded amount of our patents is impaired. This determination requires significant judgment and changes in our estimates and assumptions could materially affect the determination of fair value and/or impairment of patents. We may incur charges for the impairment of our patents in the future if sales of our patient safety products, in particular our Safety-Sponge™ System, fail to achieve our assumed revenue growth rates or assumed operating margin results.

We invest in non-marketable investment securities which may subject us to significant impairment charges.

          We invest in illiquid equity securities acquired directly from issuers in private transactions. At June 30, 2005, 39% of our assets were comprised of investment securities, the majority of which are illiquid investments. Investments in illiquid, or non-marketable, securities are inherently risky and a number of the companies we invest in are expected to fail. We review all of our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. The indicators we use to identify those events or circumstances includes as relevant, the nature and value of any collateral, the company’s ability to make payments and its earnings, the markets in which the company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted cash flows of the company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a company is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. Although we did not recognize any impairment for the three months ended June 30, 2004, since a significant amount of our assets are comprised of non-marketable investment securities, any future impairment charges from the write down in value of these securities will adversely affect our financial condition.

We may not be able to effectively integrate our acquisition targets, which would be detrimental to our business.

          On February 25, 2005, we purchased SurgiCount Medical, Inc., a holding company for intellectual property rights relating to our Safety-Sponge™ System. We anticipate seeking other acquisitions in furtherance of our plan to acquire assets and businesses in the medical products, health care solutions, financial services and real estate industries. Acquisitions involve numerous risks, including potential difficulty in integrating operations, technologies, systems, and products and services of acquired companies, diversion of management’s attention and disruption of operations, increased expenses and working capital requirements and the potential loss of key employees and customers of acquired companies. In addition, acquisitions involve financial risks, such as the potential liabilities of the acquired businesses, the dilutive effect of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for by using the purchase method of accounting, and possible adverse tax and accounting effects. Any of the foregoing could materially and adversely affect our business.

Failure to properly manage our potential growth would be detrimental to our business.

          Any growth in our operations will place a significant strain on our resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing, sales and editorial staffs. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

If the protection of our intellectual property rights is inadequate, our ability to compete successfully could be impaired.

          In connection with our purchase of SurgiCount Medical, Inc., we acquired one registered U.S. patent and one registered international patent of the Safety-Sponge™ System. We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our business. We rely on a combination of patent, trademark and copyright law and trade secret protection to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Detection and elimination of unauthorized use of our products is difficult. We may not have the means, financial or otherwise, to prosecute infringing uses of our intellectual property by third parties. Further, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and offer our services. If we are unable to protect or preserve the value of our patents, trademarks, copyrights, trade secrets or other proprietary rights for any reason, our business, operating results and financial condition could be harmed.

          Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims that our products infringe upon the proprietary rights of others or that proprietary rights that we claim are invalid. Litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition regardless of the outcome of the litigation.

          Other parties may assert infringement or unfair competition claims against us. We cannot predict whether third parties will assert claims of infringement against us, or whether any future claims will prevent us from operating our business as planned. If we are forced to defend against third-party infringement claims, whether they are with or without merit or are determined in our favor, we could face expensive and time-consuming litigation, which could distract technical and management personnel. If an infringement claim is determined against us, we may be required to pay monetary damages or ongoing royalties. Further, as a result of infringement claims, we may be required, or deem it advisable, to develop non-infringing intellectual property or enter into costly royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms that are acceptable to us, or at all. If a third party successfully asserts an infringement claim against us and we are required to pay monetary damages or royalties or we are unable to develop suitable non-infringing alternatives or license the infringed or similar intellectual property on reasonable terms on a timely basis, it could significantly harm our business.

We may not seek a public listing for our subsidiary Ault Glazer Bodnar Merchant Capital, Inc. as we disclosed we would in our June 30, 2005 press release.

          Ault Glazer Bodnar Merchant Capital, Inc. was formed on June 27, 2005 to hold our non-patient safety related assets, such as Franklin Capital Properties, LLC, a real estate development and management company, and to focus on the financial services and real estate industries. On June 30, 2005, we issued a press release indicating that we would immediately initiate appropriate regulatory filings to secure a public listing for Ault Glazer Bodnar Merchant Capital, Inc. early next year. A public listing for Ault Glazer Bodnar Merchant Capital, Inc. would significantly increase the liquidity and potential value of our non-patient safety related assets. We are currently considering alternative structures for our business and we may decide not to pursue a public listing for Ault Glazer Bodnar Merchant Capital, Inc.

There are significant potential conflicts of interest with our officers, directors and our affiliated entities which could adversely affect our results from operations.

          Certain of our officers, directors and/or their family members have existing responsibilities and, in the future, may have additional responsibilities, to act and/or provide services as executive officers, directors, owners and/or managers of Ault Glazer Bodnar & Company Investment Management LLC. In particular, Milton “Todd” Ault, III, our Chairman and Chief Executive Officer, Melanie Glazer, Manager of our subsidiary Franklin Capital Properties, LLC, and Lynne Silverstein, our President and Secretary, are all principals of Ault Glazer Bodnar & Company Investment Management LLC. Mr. Ault and Ms. Silverstein devote approximately 85% of their time to our business, based on a 60-hour, 6-day workweek. Ms. Glazer works full time for Franklin Capital Properties, LLC. Ms. Silverstein is the stepdaughter of Louis Glazer, one of our Directors and Chief Health and Science Officer of Patient Safety Consulting Group, LLC. Accordingly, certain conflicts of interest may arise from time to time with our officers, directors and Ault Glazer Bodnar & Company Investment Management LLC. Because of these possible conflicts of interest, such individuals may direct potential business and investment opportunities to other entities rather than to us, which may not be in the best interest of our stockholders. We will attempt to resolve any such conflicts of interest in our favor.

          Our Board of Directors does not believe that we currently have any conflicts of interest with the business of Ault Glazer Bodnar & Company Investment Management LLC, other than certain of our officers’ responsibility to provide management and administrative services to Ault Glazer Bodnar & Company Investment Management LLC. and its clients from time-to-time. However, subject to applicable law, we may engage in transactions with Ault Glazer Bodnar & Company Investment Management LLC. and other related parties in the future. These related party transactions may raise conflicts of interest and, although we do not have a formal policy to address such conflicts of interest, our Audit Committee intends to evaluate relationships and transactions involving conflicts of interest on a case-by-case basis and the approval of our Audit Committee is required for all such transactions. The Audit Committee intends that any related party transactions will be on terms and conditions no less favorable to us than terms and conditions reasonably obtainable from third parties and in accordance with applicable law.

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

We are dependent on our Chief Executive Officer for our future success. The departure of our Chief Executive Officer could materially adversely affect our ability to run our business.

          Our future success is dependent on the personal efforts, performance and abilities of Milton “Todd” Ault, III, our Chairman and Chief Executive Officer. Mr. Ault is an integral part of our daily operations. Although Mr. Ault does not currently have any plans to retire or leave our company in the near future, he is not currently subject to an employment contract with us. The departure of Mr. Ault as our Chief Executive Officer could have a material adverse effect on our ability to implement our business strategy or achieve our investment objective.

Our Chief Executive Officer controls a significant portion of our outstanding common stock and his ownership interest may conflict with our outside stockholders who may be unable to influence management and exercise control over our business.

          As of April 26, 2005, Milton “Todd” Ault, III, our Chief Executive Officer and Chairman, beneficially owned approximately 27.2% of our common stock. As a result, Mr. Ault may be able to exert significant influence over our management and policies to:

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

RISKS RELATED TO OUR MEDICAL PRODUCTS AND HEALTHCARE-RELATED BUSINESS

We intend to rely on third party manufacturers and suppliers to manufacture our Safety-Sponge™ System, the loss of which may interrupt our operations.

          We have not begun commercial manufacturing of our Safety-Sponge™ System. Before we begin to commercially manufacture the system, we intend to enter into agreements or relationships with several vendors to commercially produce the product. We cannot assure you that we will be able to enter into such agreements or relationships, maintain such relationships if attained or secure additional suppliers and manufacturers on favorable terms as needed. Although we believe the materials used in the manufacture of the Safety-Sponge™ System are readily available and can be purchased and/or produced by multiple vendors, the loss of a major supplier or manufacturer, the deterioration of our relationship with a major supplier or manufacturer, changes in the specifications of components used in our products, or our failure to establish good relationships with major new suppliers or manufacturers could have a material adverse effect on our business, financial condition and results of operations.

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

          Our products and operations are subject to extensive regulation by numerous governmental authorities, including, but not limited to, the FDA and state and foreign governmental authorities. In particular, we must obtain specific clearance or approval from the FDA before we can market new products or certain modified products in the United States. The FDA administers the Food, Drug and Cosmetics Act (the “FDC Act”). Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process (“510(k)”) or the more lengthy premarket approval (“PMA”) process before they can be sold in the United States. All of our products, currently comprising only the Safety-Sponge™ System, must receive 510(k) clearance or PMA approval. The Safety-Sponge™ System has already received 501(k) exempt status from the FDA. To obtain 510(k) marketing clearance, a company must show that a new product is “substantially equivalent” in terms of safety and effectiveness to a product already legally marketed and which does not require a PMA. Therefore, it is not always necessary to prove the actual safety and effectiveness of the new product in order to obtain 510(k) clearance for such product. To obtain a PMA, we must submit extensive data, including clinical trial data, to prove the safety, effectiveness and clinical utility of our products. The process of obtaining such clearances or approvals can be time-consuming and expensive, and there can be no assurance that all clearances or approvals sought by us will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of our products. FDA’s quality system regulations also require companies to adhere to certain good manufacturing practices requirements, which include testing, quality control, storage, and documentation procedures. Compliance with applicable regulatory requirements is monitored through periodic site inspections by the FDA. In addition, we are required to comply with FDA requirements for labeling and promotion. The Federal Trade Commission also regulates most device advertising.

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

          Through our subsidiary SurgiCount Medical, Inc. we are in the process of obtaining general liability insurance to cover claims up to $1,000,000. This insurance, if obtained, will cover the clinical trial/time study relating to the bar coding of surgical sponges only. In addition, A Plus International, Inc., the manufacturer of our surgical sponges, maintains general liability insurance for claims up to $4,000,000 that covers product liability claims against SurgiCount Medical, Inc. There can be no assurance that one or more liability claims will not exceed the coverage limits of any of such policies. If we or our manufacturer are subjected to product liability claims, the result of such claims could harm our reputation and lead to less acceptance of our products in the healthcare products market. In addition, if our insurance or our manufacturer’s insurance is not sufficient to cover product liability claims, our business and financial condition will be materially adversely affected.

RISKS RELATED TO OUR INVESTMENTS

We operate in a highly competitive market for investment opportunities.

          A large number of entities compete with us to make the types of investments that we make. We compete with a large number of private equity and venture capital funds, other equity and non-equity based investment funds, investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. There can be no assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

Our business model depends upon the development of strong referral relationships with private equity and venture capital funds and investment banking firms.

          If we fail to maintain our relationships with key firms, or if we fail to establish strong referral relationships with other firms or other sources of investment opportunities, we may not be able to achieve our investment objective. In addition, persons with whom we have informal relationships are not obligated to provide us with investment opportunities, and therefore there is no assurance that such relationships will lead to the origination of equity or other investments.

We may experience fluctuations in our quarterly results.

          We may experience fluctuations in our quarterly operating results due to a number of factors, including the success rate of our new investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Economic recessions or downturns could impair investments and harm our operating results.

          Many of the companies in which we have made or will make investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our investments is likely to decrease during these periods. These conditions could lead to financial losses in our investments and a decrease in our revenues, net income, and assets.

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

Our investments may be concentrated in one or more industries and if these industries should decline or fail to develop as expected our investments will be lost.

          Our investments may be concentrated in one or more industries. This concentration will mean that our investments will be particularly dependent on the development and performance of those industries. Accordingly, our investments may not benefit from any advantages, which might be obtained with greater diversification of the industries in which our portfolio companies operate. If those industries should decline or fail to develop as expected, our investments in those industries will be subject to loss.

The lack of liquidity in our investments may adversely affect our business.

          A portion of the Company’s investments consist of securities acquired directly from the issuer in private transactions. They may be subject to restrictions on resale or otherwise be illiquid. There may not be an established trading market for such securities. Additionally, many of the securities that the Company may invest in will not be eligible for sale to the public without registration under the Securities Act of 1933, which could prevent or delay any sale by the Company of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. Further, even if a portfolio company registers its securities and becomes a reporting corporation under the Securities Exchange Act of 1934, the Company may be considered an insider by virtue of its board representation and would be restricted in sales of such corporation’s securities.

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

          Following its initial investments in portfolio companies, the Company may make additional investments in such portfolio companies as “follow-on” investments, in order to increase its investment in a portfolio company, and exercise warrants, options or convertible securities that may be acquired in the original financing. Such follow-on investments may be made for a variety of reasons including: 1) to increase the Company’s exposure to a portfolio company, 2) to acquire securities issued as a result of exercising convertible securities that were purchased in a prior financing, 3) to preserve or reduce dilution of the Company’s proportionate ownership in a subsequent financing, or 4) in an attempt to preserve or enhance the value of the Company’s investment.

          There can be no assurance that the Company will make follow-on investments or have sufficient funds to make such investments; the Company will have the discretion to make any follow-on investments as it determines, subject to the availability of capital resources. The failure to make such follow-on investments may, in certain circumstances, jeopardize the continued viability of a portfolio company and the Company’s initial investment, or may result in a missed opportunity for the Company to increase its participation in a successful operation. Even if the Company has sufficient capital to make a follow-on investment, we may elect not to make the follow-on investment because we may not want to increase our concentration of risk or because we prefer other opportunities.

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

          The fair value of investments that are not publicly traded securities is not readily determinable. Therefore, we value these securities at fair value as determined in good faith by our Board of Directors. The types of factors that our Board of Directors takes into account include, as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed.

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

RISKS RELATED TO OUR FINANCING

There are a large number of shares of common stock and shares underlying outstanding warrants from our recent private placement that may be available for future sale and the sale of these shares may depress the market price of our common stock.

          As of April 26, 2005, we had 5,276,328 shares of common stock outstanding. There are 1,517,700 outstanding shares of common stock and 758,841 shares of common stock issuable upon exercise of outstanding warrants from our recent private placement being offered pursuant to a Form S-3 filed with the SEC on May 3, 2005. After the Form S-3 is declared effective by the SEC, all of these shares may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

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

          The public market for our common stock has historically been very volatile. Over the past two fiscal years and the interim quarterly periods, the market price for our common stock has ranged from $0.50 to $14.75. Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Our common stock is currently listed on the American Stock Exchange (“AMEX”). The average daily trading volume of our common stock over the past three months was approximately 16,909 shares. The last reported sales price for our common stock on April 26, 2005, was $4.51 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

If we fail to meet continued listing standards of AMEX, our common stock may be delisted which would have a material adverse effect on the price of our common stock.

          Our common stock is currently traded on the American Stock Exchange (“AMEX”) under the symbol “PST”. In order for our securities to be eligible for continued listing on AMEX, we must remain in compliance with certain listing standards. On June 24, 2004, we received a letter from AMEX inquiring as to our ability to remain listed on AMEX. Specifically, AMEX indicated that our common stock was subject to delisting under sections 1003(a)(i) and 1003(a)(ii) of AMEX’s Company Guide because our stockholders’ equity was below the level required by AMEX’s continued listing standards. Accordingly, AMEX requested information relating to our plan to retain listing. On September 13, 2004, we presented the final components of our proposed plan to AMEX to comply with AMEX’s continued listing standards and on September 15, 2004, AMEX notified us that it accepted our plan and granted us an extension until December 26, 2005 to regain compliance, during which time AMEX will continue our listing subject to certain conditions. We have cooperated, and will continue to cooperate, with AMEX regarding these issues and we intend to make every effort to remain listed on AMEX. AMEX has notified us, however, that failure to make progress consistent with the plan of compliance or to regain compliance with the continued listing standards by December 26, 2005 could result in our common stock being delisted. As of June 30, 2005, we believe we have re-gained compliance with AMEX’s continued listing requirements. If we were to again become noncompliant with AMEX’s continued listing requirements, our common stock may be delisted which would have a material adverse affect on the price and liquidity of our common stock.

If we are delisted from AMEX, our common stock may be subject to the “penny stock” rules of the SEC, which would make transactions in our common stock cumbersome and may reduce the value of an investment in our stock.

          The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

          In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
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

          Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

          The Company’s business activities contain elements of risk. The Company considers a principal type of market risk to be valuation risk. Investments and other assets are valued at fair value as determined in good faith by the Board of Directors.

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

          Because there is typically no public market for the equity interests of the small companies in which the Company invests, the valuation of the equity interests in the Company’s portfolio is subject to the estimate of the Company’s Board of Directors. In making its determination, the Board may consider valuation information provided by an independent third party or the portfolio company itself. In the absence of a readily ascertainable market value, the estimated value of the Company’s portfolio of equity interests may differ significantly from the values that would be placed on the portfolio if a ready market for the equity interests existed. Any changes in valuation are recorded in the Company’s consolidated statements of operations as “Net increase (decrease) in unrealized appreciation on investments.”

Item 4. Controls and Procedures.

          As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (1) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

          On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin Capital Corp. (n/k/a Patient Safety Technologies, Inc.), Sunshine Wireless, LLC, and four other defendants affiliated with Winstar Communications, Inc. On February 25, 2003, the case against Franklin Capital and Sunshine Wireless was dismissed. However, on October 19, 2004, the plaintiffs exercised their right to appeal. On June 1, 2005, the United States Court of Appeals for the Second Circuit affirmed the February 25, 2003 judgment of the district court dismissing the claims against the Company. The initial lawsuit alleged that the Winstar Communications defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs’ radio production and distribution business. The complaint further alleged that Franklin Capital and Sunshine Wireless, which were co-investors in the acquisition of the plaintiffs’ radio production and distribution business, joined the alleged conspiracy in structuring a transaction in which the plaintiffs’ business was transferred to a venture primarily composed of and operated by Franklin Capital and Sunshine Wireless and where the proceeds were retained by non-bankrupt affiliates of Winstar Communications. The plaintiffs sought recovery of damages in excess of $10,000,000, costs and attorneys’ fees.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          On April 5, 2005, we entered into a consulting agreement with Health West Marketing Incorporated, a California corporation (“Health West”). Under the agreement, Health West agreed to help the Company establish a comprehensive manufacturing and distribution strategy for the Company’s Safety-Sponge(TM) System worldwide. In consideration for Health West’s services, the Company agreed to issue Health West 42,017 shares of the Company’s common stock, to be issued as follows: (a) 10,505 shares were issued upon signing the agreement; (b) if Health West helps the Company structure a comprehensive manufacturing agreement with A Plus Manufacturing by July 5, 2005, then the Company will issue Health West an additional 15,756 shares; and (c) if Health West helps the Company develop a regional distribution network to integrate the Safety-Sponge(TM) System into the existing acute care supply chain by February 5, 2006, then the Company will issue Health West the remaining 15,756 shares. As incentive for entering into the agreement, the Company agreed to issue Health West a callable warrant to purchase 150,000 (post 3:1 forward stock split) shares of the Company’s common stock at an exercise price of $5.95, exercisable for 5 years. In addition, the Company agreed to issue a callable warrant to purchase 25,000 (post 3:1 forward stock split) shares of the Company’s common stock at an exercise price of $5.95, exercisable upon meeting specified milestones. These securities will be issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

          On May 12, 2005, the Company purchased certain assets from Philip Gatch, our current Chief Technology Officer, for use in a production and post-production media content facility. As consideration for the assets the Company issued Mr. Gatch: (1) 17,241 shares of common stock; and (2) warrants to purchase 8,621 shares of common stock with a three-year term and an exercise price of $5.80 per share. These securities were issued pursuant to Rule 506 under the Securities Act of 1933, as amended.

          On April 22, 2005, we entered into a subscription agreement with an accredited investor, pursuant to which we sold 20,000 shares of common stock and warrants to purchase an additional 20,000 shares of common stock. We received gross proceeds of $100,000 from the sale of stock and warrants. These securities were issued pursuant to Rule 506 under the Securities Act of 1933, as amended.

          We sold shares of common stock at a price of $5.00 per share. For each two shares of common stock purchased we issued one callable warrant and one non-callable warrant to purchase additional shares of our common stock. In aggregate, the accredited investor purchased 20,000 shares of common stock, callable warrants to purchase 10,000 shares of common stock and non-callable warrants to purchase 10,000 shares of common stock. Pursuant to the subscription agreement, we granted piggy back registration rights to register the resale of the shares of common stock and shares issuable upon exercise of the warrants.

          Both the callable and non-callable warrants are exercisable for a period of five years from April 22, 2005 and have an exercise price per share equal to $6.05. In the event the closing sale price of our common stock equals or exceeds $7.50 for at least five consecutive trading days, upon 30 days prior written notice we may call the callable warrant at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to such warrant. Notwithstanding such notice, the warrant holder may exercise the callable warrant prior to the end of the 30-day notice period.

          On June 13, 2005, we entered into an employment agreement with William B. Horne as our Chief Financial Officer. Pursuant to the employment agreement we agreed to issue Mr. Horne 26,315 shares of common stock which shares will vest quarterly over each year of the agreement. The number of shares to be issued to Mr. Horne for the first year of the agreement will be reduced by the value of any unvested restricted stock that he would be entitled to under his prior consulting agreement with the Company.

          Except as expressly set forth above, for transactions exempt from registration under Rule 506, the individuals and entities to whom we issued securities are unaffiliated with us. For each of such sales, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act. Each of the above security holders who were not our executive officers represented that they are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

Item 3. Defaults Upon Senior Securities.

          None.

Item 4. Submission of Matters to a Vote of Security Holders.

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits.

Exhibit Number	Description

4.1

$1,000,000 principal amount Promissory Note dated April 7, 2005 issued to Bodnar Capital Management, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 13, 2005)

4.2

Security Agreement dated April 7, 2005 in favor of Bodnar Capital Management, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 13, 2005)

4.3	Form of non-callable Warrant issued to James Colen (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2005)
4.4	Form of callable Warrant issued to James Colen (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2005)
10.1

Consulting Agreement entered into as of April 5, 2005 by and between Health West Marketing Incorporated and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

10.2

Subscription Agreement dated April 22, 2005 between Patient Safety Technologies, Inc. and James Colen (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2005)

10.3

Employment Agreement entered into as of June 13, 2005 by and between Patient Safety Technologies, Inc. and William B. Horne (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 16, 2005)

10.4

Consulting Agreement among Wolfgang Grabher and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.5

Agreement between Patient Safety Technologies, Inc. and IPEX, Inc. dated July 7, 2005 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

Date: August 15, 2005	By:	/s/ Milton “Todd” Ault III

Milton “Todd” Ault III Chairman & Chief Executive Officer

Date: August 15, 2005	By:	/s/ William B. Horne

William B. Horne Chief Financial Officer and Principal Accounting Officer