Form 10-K/A
period 2004-12-31
Patient Safety Technologies, Inc
filed 2005-09-13
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 1-9727

PATIENT SAFETY TECHNOLOGIES, INC.
(F/K/A FRANKLIN CAPITAL CORPORATION)
(Exact name of registrant as specified in its charter)

Delaware	13-3419202
(State of Incorporation)	(I.R.S. Employer Identification Number)
100 Wilshire Boulevard, Suite 1500 Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 752-1416

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $1.00 per share	Name of each exchange on which registered The American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2)    Yes ☐No  ☐.

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

FRANKLIN CAPITAL CORPORATION

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2004

PART I

Item 1. Business

General

Franklin Capital Corporation (“Franklin”, or the “Company”) is a publicly traded, non-diversified internally managed, closed-end investment company that elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act") on November 18, 1997. We were incorporated on March 31, 1987 as a Delaware corporation and have been listed on the American Stock Exchange (“AMEX”) since October 1, 1987. We are currently involved in providing capital and managerial assistance to early stage companies in the medical products, health care solutions, financial services and real estate industries.

We anticipate that in the process of identifying opportunities that fall within our areas of focus we will often take a controlling interest in an entity, or alternatively establish a new entity to contribute assets that we acquire, which we believe will provide the basis for a compelling business. This may necessitate the need for capital investment into the entity and or services such as (i) identification of outside financing sources; (ii) providing capital introductions of financial institutions and/or strategic investors; (iii) evaluation and recommendation of candidates for appointment as officers, directors or employees; (iv) making personnel of the Company available to provide services on a temporary or permanent basis; or (v) evaluation and/or negotiation of merger or sale opportunities

In the first half of 2004, we focused our investment strategy on the achievement of capital appreciation through long-term equity investments in start-up and early stage companies in the radio and telecommunications industries. However, beginning in June 2004, we undertook a strategic restructuring and recapitalization plan (the "Restructuring Plan") which ultimately culminated in a subsequent change in control in our management and a shift in our business focus away from the radio and telecommunications industries toward the medical products, health care solutions, financial services and real estate industries. For more information see, “Summary of 2004 Restructuring Plan and Change in Control.”

As part of the Restructuring Plan we formed two wholly-owned subsidiaries: Franklin Capital Properties, LLC, (“Franklin Capital”) a real estate development and management company and Franklin Medical Products, LLC, a healthcare consulting services company. Effective February 23, 2005, Franklin Medical Products, LLC changed its name to Patient Safety Consulting Group, LLC (“PSCG”).

Since both Franklin Capital and PSCG are wholly-owned subsidiaries we maintain control of the entities with full rights to their assets. However, in the event we elect to partner with a strategic third party the Limited Liability Company structure provides more flexibility than a traditional corporation with an equivalent level of liability protection. Further, by establishing distinct entities we believe that we are better able to segregate our core patient safety business from our other business segments.

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

On February 25, 2005, in furtherance of the implementation of the Company's Restructuring Plan the Company purchased SurgiCount, a privately held, California-based developer of patient safety devices. SurgiCount is the Company's first acquisition in its plan to become a leader in what it believes to be the billion dollar patient safety field market and management believes that the acquisition is a significant milestone in the Company's plan to shift its focus from radio and telecommunications to products and services targeting patient safety.

Given the changing nature of our business and investment focus from investing, reinvesting, owning, holding, or trading in investment securities in the radio and telecommunications industries toward that of an operating company whose focus will be on acquisitions of controlling investments in operating companies and assets in the healthcare and medical products industries, as well as the financial services and real estate industries, we believe that the regulatory regime governing BDC’s is no longer appropriate and will hinder our future growth. Accordingly, among other things, we are seeking shareholder approval at the upcoming annual meeting to withdraw our election to be treated as a BDC. For more information see, “Withdrawal of the Company’s election to be treated as a BDC.”

Milton “Todd” Ault III and Louis Glazer, M.D., Ph. G. currently serve as the principal executives in the management group responsible for the operations and allocation of the resources of the Company and its subsidiaries. Messrs. Ault and Glazer, oversee and coordinate the activities of the Company’s health care, medical products, financial services and real estate companies.

Our capital is generally used to finance research and development of products in the health care and patient safety markets, organic growth, acquisitions, recapitalizations and working capital. Our investment decisions are based on extensive analysis of potential portfolio companies’ business operations supported by an in-depth understanding of the quality of their revenues and cash flow potential, variability of costs and the inherent value of their assets, including proprietary intangible assets and intellectual property.

Our target industries are heavily regulated. In the U.S., the principal authority regulating the operations of our medical companies is the Food and Drug Administration (“FDA”). The FDA regulates the safety and efficacy of the products we offer, our research quality, our manufacturing processes and our promotion and advertising. In addition, we are also currently subject to the requirements of the 1940 Act applicable to BDC’s. For more information see “BDC and Healthcare Regulation”below.

Withdrawal of the Company’s election to be treated as a BDC

General

On December 30, 2004, the Board unanimously approved a proposal to authorize the Board to withdraw the Company’s election to be treated as a BDC as soon as practicable so that it may begin conducting business as an operating company rather than an investment company subject to the 1940 Act. Such proposal is scheduled to be voted upon by stockholders at the company’s Annual Meeting.

The Board believes that given the changing nature of the Company’s business and investment focus from investing, reinvesting, owning, holding, or trading in investment securities in the radio and telecommunications industries toward that of an operating company whose focus will be on acquisitions of controlling investments in operating companies and assets in the target industries, that the regulatory regime governing BDC’s is no longer appropriate and will hinder the Company’s future growth. In addition, the Board believes that the Company will not be required to be regulated under the 1940 Act under these circumstances.

Over the years, since the Company commenced operating as a BDC, the business, regulatory and financial climates have shifted gradually but greatly, making operations as a BDC more challenging and difficult. Given the investment focus, asset mix, business and operations of the Company that will result from the implementation of the Restructuring Plan, the Board believes that it is prudent for the Company to withdraw its election as a BDC as soon as practicable to eliminate many of the regulatory, financial reporting and other requirements and restrictions imposed by the 1940 Act discussed below. For example:

▪
Business Focus. As a result of the Restructuring Plan, the nature of the Company’s business is changing from a business that has historically been in the business of investing, reinvesting, owning, holding, or trading in investment securities in the radio and telecommunications industry toward that of an operating company whose primary focus is on acquiring controlling interests in companies in the medical products and health care industries, and to a lesser extent in the financial services and real estate industries. The Board believes that BDC regulation would be inappropriate for such activities.

▪
Issuance of Common Stock. By virtue of its BDC election, the Company may not issue new shares of Common Stock at a per share price less than the then net asset value per share of outstanding Common Stock without prior stockholder approval. Historically, the market prices for BDC stocks have been lower than net asset value, making it much more difficult for BDC’s to raise equity capital. While this restriction provides stockholders of an investment company with appropriate and meaningful protection against dilution of their indirect investment interest in portfolio securities, the Board believes that this would essentially be irrelevant to the interests of investors in an operating company, who look to its consolidated earnings stream and cash flow from operations for investment value.

▪
Issuance of Securities other than Common Stock. BDC’s are limited or restricted as to the type of securities other than common stock they issue. The issuance of convertible securities and rights to acquire shares of common stock (e.g., warrants and options) is restricted primarily because of the statutory interest in facilitating computation of the Company’s net asset value per share. In addition, issuances of senior debt and senior equity securities require that certain “asset coverage” tests and other criteria be satisfied on a continuing basis. This significantly affects the use of these types of securities because asset coverage continuously changes by variations in market prices of the Company’s investment securities. Operating companies, including holding companies operating through subsidiaries, benefit from having maximum flexibility to raise capital through various financing structures and means.

▪
Related Party Transactions. The 1940 Act significantly restricts, among other things, (a) transactions involving transfers of property between the Company and certain affiliated persons of the Company (or the affiliated persons of such affiliated persons), and (b) transactions in which the Company and such affiliated persons (or the affiliated persons of such affiliated persons) participate jointly vis-à-vis third parties on the other. To overcome these investment company restrictions, approval of the United States Securities and Exchange Commission (“SEC”) is required, which is often a time-consuming and expensive procedure, regardless of the intrinsic fairness of such transactions or the approval thereof by the independent directors of the Company. The Board also believes that situations may arise in which a company’s best interests are served by such transactions. The Board believes that even with the protections afforded under the 1940 Act, stockholders are adequately protected by the fiduciary obligations imposed on directors under state corporate law, which generally requires that the independent directors determine fairness to the Company of an interested-party transaction (provided full disclosure of all material facts regarding the transaction and the interested party’s relationship with the Company is made), and SEC disclosure rules, which require the Company to include specified disclosure regarding transactions with related parties in its SEC filings.

▪
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

▪
Eligible Investments. As a BDC, the Company may not acquire any asset other than “Qualifying Assets” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the value of the total assets (the “70% test”). Because of the limitations on the type of investments the Company may make, as well as the Company’s total asset composition, the Company may be foreclosed from participating in prudent investment opportunities.

       Moreover, the Company incurs significant costs in order to comply with the regulations imposed by the 1940 Act. Management devotes considerable time to issues relating to compliance with the 1940 Act and the Company incurs substantial legal and accounting fees with respect to such matters. While these protections are for the benefit of the Company’s stockholders, the costs of this regulation are none the less borne by the stockholders of the Company. The Board believes that resources now being expended on 1940 Act compliance matters could be utilized more productively if devoted to the operation of the Company’s business. The Board has determined that the costs of compliance with the 1940 Act are substantial, especially when compared to the Company’s relative size and net income, and that it would therefore be in the financial interests of the stockholders for the Company to cease to be regulated under the 1940 Act altogether.

       The Board believes that the above reasons, among others, confirm that the restrictions of the 1940 Act would have the effect of hindering the Company’s financial growth in the future. The Board has determined that the most efficacious way to reduce these costs, improve profitability, and eliminate the competitive disadvantages the Company experiences due to compliance with the many requirements and restrictions associated with operating under the 1940 Act would be to withdraw the Company’s election to be treated as a BDC.

Effect of Election to Withdrawal as a BDC

       In the event that the Board withdraws the Company’s election to be treated as a BDC and the Company becomes an operating company, the fundamental nature of the Company’s business will change from that of investing in a portfolio of securities, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of operating businesses, with the goal of generating income from the operations of those businesses.

       The election to withdraw the Company as a BDC under the 1940 Act will result in a significant change in the Company’s method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDC’s to recognize income and value their investments at market value as opposed to historical cost. As an operating company, the required financial statement presentation and accounting for securities held will be either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment. Change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in value of its holdings as they occur. Also, as an operating company, the Company would have to consolidate its financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDC’s.

The pro forma unaudited balance sheet presented below gives effect to the withdrawal of the Company’s election to be regulated as a business development company. The pro forma unaudited balance sheet assumes the withdrawal had occurred as of January 1, 2003. The pro forma unaudited balance sheet includes the historical amounts of the Company adjusted to reflect the effects of the Company’s withdrawal of its election to be regulated as a business development company. The pro forma information should be read in conjunction with the historical financial statements of the Company.

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES PRO FORMA
UNAUDITED PRO FORMA BALANCE SHEET

December 31,	2004	2003

ASSETS

Cash and cash equivalents	$846,404	$224,225
Trading assets	4,020,154	1,955,169
Other current assets	255,510	58,432
TOTAL CURRENT ASSETS	5,122,068	2,237,826

Property, plant and equipment, net	23,657	20,206
Other long-term investments	1,788,518	1,000,000

TOTAL ASSETS	$6,934,243	$3,258,032

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable	$892,530	$915,754
Accounts payable and accrued liabilities	939,568	318,140
Trading assets sold short	1,075,100
Due to broker	460,776

TOTAL CURRENT LIABILITIES	3,367,974	1,233,894

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
10,000,000 shares authorized; 10,950 issued and outstanding
at December 31, 2004 and 2003
(Liquidation preference $1,095,000)	10,950	10,950
Common stock, $1 par value: 50,000,000 shares authorized;
2,042,689 and 1,505,888 shares issued: 1,556,901 and 1,020,100 shares
outstanding at December 31, 2004 and 2003, respectively	2,042,689	1,505,888
Paid-in capital	13,925,253	10,439,610
Accumulated deficit	(9,795,791)	(7,315,478)

	6,183,101	4,640,970
Deduct: 485,788 shares of common stock held in treasury
at cost, at December 31, 2004 and 2003, respectively	(2,616,832)	(2,616,832)

Total stockholders' equity	3,566,269	2,024,138

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,934,243	$3,258,032

The Company does not believe that the withdrawal of its election to be treated as a BDC will have any impact on its federal income tax status, since it has never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. (Electing for treatment as a regulated investment company under Subchapter M generally allows a qualified investment company to avoid paying corporate level federal income tax on income it distributes to its stockholders.) Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its stockholders) as a “regular” corporation under Subchapter C of the Code. There will be no change in its federal income tax status as a result of it becoming an operating company.

In addition, withdrawal of the Company’s election to be treated as a BDC will not affect the Company’s registration under Section 12(b) of the Exchange Act. Under the Exchange Act, the Company is required to file periodic reports on Form 10-K, Form 10-Q, Form 8-K, proxy statements and other reports required under the Exchange Act. Withdrawal of the Company’s election to be treated as a BDC is not expected to have any affect on the Company’s listing status on the AMEX.

Steps Toward Withdrawal

The Company is using maximum efforts to qualify for this change of status and has undertaken several steps to meet the requirements for withdrawal of its election to be treated as a BDC, including: (i) preparing a detailed plan of operations in contemplation of such a change to the status for the Company and (ii) consulting with outside counsel as to the requirements for withdrawing its election as a BDC and exemption or exclusion from being deemed an “investment company” under the 1940 Act. As of the date hereof, the Company believes that the Company meets the requirements for filing an application to withdraw its election to be treated as a BDC. However, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act, of our shares. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company's shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy or (ii) more than 50% of the outstanding shares of such company.

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

If the stockholders approve this proposal to permit the Company to withdraw its BDC election, the withdrawal will become effective upon receipt by the SEC of the Company’s application for withdrawal. The Company does not anticipate filing the application of withdrawal until it can be reasonably certain that the Company will not be deemed to be an investment company without the protection of its BDC election. After the Company’s application for withdrawal of its BDC election is filed with the SEC, the Company will no longer be subject to the regulatory provisions of the 1940 Act applicable to BDC’s generally, including regulations related to insurance, custody, composition of its Board, affiliated transactions and any compensation arrangements.

Initiation of the Restructuring Plan and Change in Control

On May 11, 2004, Ault Glazer & Company Investment Management, LLC (“Ault Glazer”), a private investment management firm headquartered in Santa Monica, California that manages approximately $20 million in individual client accounts and private investment funds and is owned by Milton “Todd” Ault III, Lynne Silverstein, and Louis and Melanie Glazer began acquiring shares of our common stock, par value $1.00 (the “Common Stock”) through open-market purchases.

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

Implementing the Restructuring Plan

On June 23, 2004, the Company entered into a Letter of Understanding (the “LOU”) with Ault Glazer. This LOU set forth the understandings and agreements of the Company and Ault Glazer with respect to the Restructuring Plan. The Restructuring Plan was intended to maximize stockholder value through, among other things, (i) a shift in the Company’s investment strategy away from the radio and telecommunications industry toward a primary focus on the health care and medical products related companies, and to a lesser extent in the financial services and real estate industries, (ii) the liquidation of the Company’s investments (including Excelsior Radio Networks, Inc. (“Excelsior”)), (iii) the raising of new capital to fund new investments, and (iv) the election of new directors and officers with experience and expertise in the medical products, health care solutions, financial services and real estate industries.

In connection with the Restructuring Plan, Franklin also entered into a Termination Agreement and Release (the "Termination and Release Agreement") with Brown that contains the terms of Brown's prospective resignation from Franklin. Franklin and Brown amended the Termination Agreement on September 30, 2004. See“Termination Agreement and Release”below.

On October 22, 2004, the Company held a special meeting of stockholders to approve certain proposals relating to the Restructuring Plan (the “Special Meeting”). At the Special Meeting, the Company's stockholders approved proposals relating to: (1) the election of Louis Glazer, M.D., Ph.G., Herbert Langsam, Alice Campbell and Brigadier General (Ret.) Lytle Brown III to serve on the Company's Board of Directors; (2) the amendment and restatement of the Company's certificate of incorporation to increase the authorized number of shares of the Company's common stock from 5,000,000 shares to 50,000,000 shares; (3) the amendment and restatement of the Company's certificate of incorporation to increase the authorized number of shares of the Company's preferred stock from 5,000,000 shares to 10,000,000 shares; (4) the amendment and restatement of the Company's certificate of incorporation to provide for the exculpation of director liability to the fullest extent permitted by law; (5) the amendment and restatement of the Company's certificate of incorporation to provide for the classification of the Board into three classes of directors; (6) the sale by the Company to Quince Associates, LP of all of the shares of, and warrants to purchase shares of, common stock of Excelsior Radio Networks, Inc. beneficially owned by the Company; and (7) the prospective sale by the Company of up to 5,000,000 shares of common stock and warrants to purchase up to an additional 1,500,000 shares of common stock. The proposal relating to the prospective sale by the Company of Common Stock and warrants to purchase Common Stock to certain "interested stockholders" under Delaware law was not approved by the requisite stockholder vote.

On October 22, 2004, Stephen L. Brown, resigned from his positions as the Company’s Chairman and Chief Executive Officer, Hiram M. Lazar resigned from his positions as the Company’s Chief Financial Officer and Secretary. To fill the vacancies created by these resignations, the newly elected Board (consisting of Louis Glazer, Alice Campbell, Herbert Langsam, and Lytle Brown III) appointed Ault to serve as the Company’s Chairman and Chief Executive Officer and Silverstein to serve as the Company’s President and Secretary.

Termination Agreement and Release

In connection with the Restructuring Plan, the Company entered into a Termination Agreement and Release (the “Termination Agreement”) with Mr. Brown that contained the terms of his resignation from the Company. Pursuant to the terms of the Termination Agreement, we paid Mr. Brown a severance payment of $250,000. In addition, we also agreed to: (i) pay Mr. Brown an aggregate amount of $200,000 payable over eight months for consulting services to the Company on historical matters concerning the Company’s operations and stock portfolio as may be reasonably requested from time to time by a designee of the Board, and (ii) continue to provide coverage to Mr. Brown and his wife under our medical, dental and vision plans for a period of three years following the date of termination. The Company recorded a charge to operations of approximately $483,000 in 2004 under the Termination Agreement.

A copy of the Termination Agreement was included as an exhibit to the Company’s report on Form 8-K filed with the SEC on June 24, 2004 and a copy of Amendment No. 1 to the Termination Agreement was included as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 30, 2004.

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

Franklin is dedicated to leading this effort through the development and introduction of ground-breaking patient safety products such as its lead product, the patented Safety-SpongeTM System, which management believes will allow the Company to capture a significant portion of the United States and European surgical sponge sales. Based upon assumptions that take into consideration factors such as the approximate number of hospitals and operating rooms in the United States and Europe, the approximate number of surgeries performed annually, and estimates for the average cost of surgical sponges, incorporating the Safety-SpongeTM System, per surgery, we believe that the existing market for surgical sponge sales in the United States and Europe represents a market opportunity equal to or in excess of $650 million in annual sales. In addition, the Company believes that its innovative Safety-Sponge(TM) System could save up to an estimated $1.0 billion annually in retained sponge litigation.

To augment the Company’s focus in the medical products industry the Company formed Franklin Medical Products, LLC, a wholly-owned healthcare consulting services company. Effective February 23, 2005, Franklin Medical Products, LLC changed its name to Patient Safety Consulting Group, LLC. (“PSCG”). Initially, efforts at PSCG will be directed at products and services that promote usage of our lead product.

 Customers

The Company intends to target hospitals, physicians, nurses and clinics as its initial source of customers. In addition, the Company also plans to develop strategic alliances with universities, medical facilities and notable medical researchers around the United States, that will provide research, development and promotional support for the Company’s products and services.

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

Product Development

The Company’s Safety-SpongeTM System allows for faster and more accurate counting of surgical sponges. The Safety-SpongeTM System is a two-part system consisting of a SurgiCount handheld scanner/imager/computer and of SurgiCount supplied surgical dressings. Our sponges unique in that they are individually labeled with a “bar code” at the point of manufacture. The sponges are scanned in by a SurgiCount handheld scanner at the beginning of a surgical procedure, and then scanned out at the end of a procedure after their use. Each sponge, having a unique bar code, can accurately be accounted for at the end of the procedure. Without using our Safety-SpongeTM System, in a typical surgical procedure, a nurse and a scrub tech manually count all sponges used and un-used. The core of the Safety-SpongeTM System is the ability to uniquely identify an individual dressing. This is covered by SurgiCount’s patent #5,931,824, which solely permits the holder to label or identify a dressing with a unique identifier. Patent #5,931,824 will expire in August of 2019.

SurgiCount began development of the Safety-SpongeTM line of sponges in February 1994 and received confirmation from the FDA that the product line was granted 510k exempt status on November 8, 1999. The Safety-SpongeTM line of sponges has passed required FDA biocompatibility tests including ISO sensitization, cytotoxicity and skin irritation tests. The Center for Devices and Radiological Health (“CDRH”) handles the premarket notification process for medical devices at the FDA. The CDRH requires the biological evaluation of medical devices to determine the potential toxicity resulting from contact of the component materials of the device with the human body. Evaluation of any new device intended for human use requires data from systemic testing to ensure that the benefits provided by the final product will exceed any potential risk produced by device materials. CDRH Blue Book Memo G95-1 provides guidance for required biocompatibility testing procedures for medical devices. SurgiCount requested specific guidance from the CDRH as to the required biocompatibility tests for the Safety-SpongeTM line of products. The CDRH specifically guided SurgiCount to three required biocompatibility tests for the Safety-SpongeTM line: Cytotoxicity, Sensitization and Irritation/Intracutaneous Reactivity. SurgiCount Medical has performed and passed all three of these required biocompatibility tests. Cytotoxicity testing is to determine whether or not the materials used in a medical device are harmfully reactive to certain biological elements on a cellular level. Sensitization or hypersensitivity reactions usually occur as a result or prolonged contact with a chemical substance that interacts with the body’s immune system. The tests are used to eliminate the possibility that patients will be exposed to strong sensitizing chemicals extracted from the medical device

The Company’s current patient safety products such as the Safety-SpongeTM System are presently in the optimization and commercialization phase. Development of the Safety-SpongeTM System has been completed and the system is in final preparations to be rolled out into the market as a commercial product. It is anticipated in the future that distribution of the Company's medical products to health care professional markets will be done both directly and through surgical supply and other dealers.

The Company intends to do further research and development to advance its products as is normal for any other company. However, we intend to outsource much of the R&D functions and focus our direct efforts on optimizing this product and establishing distribution channels with strategic alliances with hospitals to deploy the products. We also seek qualified input from professionals in the healthcare profession as well as University hospitals such as Harvard and the University of California, San Francisco. These independent physicians and researchers maintain medical practices primarily at University hospitals and are involved in various research and clinical development programs. We meet on an as needed basis to discuss medical, technology and development issues. Through direct contracts and sponsorship of studies, recommendations from these professionals have improved various aspects of the Safety-SpongeTM. Examples where recommendations were utilized include: the ideal location for labels, label coarse and thickness, improved operating room procedures, label structure and scanner function. In addition, the Company is developing relationships with Universities to co-development and distribute patient safety continuing medical education (CME) products and well as University-developed patient safety products such as guides, specially designed notepads and bedside tools.

Manufacturing and Raw Materials

The Company has not begun commercial manufacturing of its Safety-SpongeTM System. Upon such initiative, the Company intends to enter into agreements or relationships with several vendors to commercially produce our products. We believe that the materials used in our products are readily available and can be purchased and/or produced by several different vendors and, therefore, we do not anticipate being dependent on any one vendor.

Research and Development

Research and development activities are important to the Company’s business. However, at this time the Company does not have a research facility but rather focuses its efforts on acquisitions of companies operating within our target industries that have demonstrated product viability through their own research and development activities. We intend to outsource much of the research and development activities relating to improving our existing products or expanding our intellectual property to similar products or products that have similar characteristics in our target industries. The Company did not incur any costs in 2004 relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of the consumer. In the future, these costs will be charged directly to income in the year in which they are incurred.

Patents and Trademarks

The Company intends to make a practice of obtaining patent protection on its products and processes where possible. The Company’s patents and trademarks are protected by registration in the United States and other countries where its products are marketed.

The Company currently owns patents issued in the United States and Europe related to patient safety, among them, the Safety-SpongeTM System. Sales of the Safety-SpongeTM System in the future will be expected to play a significant part of the Company’s total revenues. The Company considers these patents and trademarks in the aggregate to be of material importance in the operation of its business. The loss or expiration of any product patent or trademark could result in a loss of market exclusivity and can result in a significant reduction in sales.

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

Competition in research, involving the development of new products and processes and the improvement of existing products and processes, is particularly significant and results from time to time in product and process obsolescence. The development of new and improved products is important to the Company’s success in all areas of its business. This competitive environment requires substantial investments in continuing research, multiple sales forces and strategic alliances. In addition, the winning and retention of customer acceptance of the Company’s patient safety products involves heavy expenditures for health care regulatory compliance, advertising, promotion and selling.

Competitive Advantages

We believe that we are well positioned to provide financing and research and development resources to medical products and health care-related companies for the following reasons:

•	Focus on innovative technologies, products and services;

•	Network of well respected industry affiliations and medical expertise;

•	Expertise in originating, structuring and monitoring investments;

•	Flexible investment approach; and

•	Established deal sourcing network.

Though by the nature of our patents, we can have no direct competition, there are several existing individuals/companies that are trying to address the same issues as SurgiCount's Safety-Sponge System.  Among these are a medical malpractice lawyer named Daniel Ballard and two radio frequency identification (RFID)-based companies, RF Surgical and ClearCount Medical.

Mr. Ballard’s invention and patent revolves around imbedding radio-opaque pellets (similar to BB’s) into the sponges. These would be read by placing the used sponges into a special machine after a surgery that would count the pellets, and thus the sponges placed in the machine.

The RFID companies both have similar approaches to solving retained sponges. Their approach is to “impregnate” sponges with RFID tags. RFID-reading wands would be held over the patients at the end of surgeries to ensure that no sponges are left behind. It is our understanding from limited discussions with the principals of RF Surgical and ClearCount Medical, and from discussions with sponge manufacturers, that the RFID companies are still in the development stage with their competing products. SurgiCount has received FDA exemption for its Safety-Sponge System and its scanner is currently registered in the FDA’s database as non-interfering medical equipment. With SurgiCount’s Safety-Sponge System is fully developed and ready for manufacturing and distribution, the Company believes this provides an advantage over the above competing products.

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

Competition

The financial services industry is a highly competitive environment where there are no long-term contracted sources of revenue. Each engagement is separately awarded and negotiated. Our competitors are other investment banking firms, merchant banks and financial advisory firms. We compete with our competitors primarily on a regional, product or niche basis. We compete on the basis of a number of factors, including our range of products and services, innovation, and reputation.

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

Real Estate Industry

The Company's real estate operations will eventually include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. Therefore, performance of the real estate operations will largely be dependent upon the performance of the operating properties, the current status of the Company's development projects and non-recurring gains or losses recognized when and if real estate assets are sold. As a result, the results of operations for the Company’s real estate operations are likely to be unpredictable and may experience significant year-over-year fluctuations.

The Company had several real estate investments at December 31, 2004. These investments consisted of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. The Company’s real estate investments are held in Franklin Properties. Franklin Properties is evaluating alternative uses for its real estate holdings, which range from development and capital investments as a means of generating recurring revenue to the liquidation of specific properties. As of December 31, 2004, the Company had not generated any revenue, nor does it expect to generate any recurring revenue during 2005, from rental activities on any of its real estate investments.

COMPETITION

The Company’s real estate operations are in competitive environments.  The Company has concentrations of investments in Baltimore, Maryland and Heber Springs, Arkansas.  The Company competes with a large number of real estate property owners and developers.  Principal factors of competition are rent charged, attractiveness of location, the quality of the property and breadth and quality of services provided.  Since the Company has not generated any revenue from its real estate holdings, the relative competitive position of the properties cannot be determined. The success of the Company’s real estate operations depends upon, among other factors, trends of the national and local economies, financial condition and operating results of prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

Recent Developments

On February 25, 2005, in furtherance of the implementation of the Company’s Restructuring Plan the Company purchased SurgiCount, a privately held, California-based developer of patient safety devices. SurgiCount is the Company’s first acquisition in its plan to become a leader in the billion dollar patient safety field market and management believes that the acquisition is a significant milestone in the Company’s plan to shift its focus from radio and telecommunications to products and services targeting patient safety.

On March 2, 2005, the Company made an investment in the common stock of Administration for International Credit & Investments, Inc. (“AICI”), valued at $450,000. As part of its investment, the Company received 225,000 warrants to purchase common stock at $1.50 per share and 225,000 warrants to purchase common stock at $2.00 per share. The warrants are exercisable for a period of five years and are callable by AICI in certain instances. AICI operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. AICI’s fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through AICI’s system. AICI invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties. AICI’s name changed to IPEX, Inc. and began trading on the OTC Bulletin Board on March 29, 2005. As of March 31, 2005, excluding shares issuable to the Company upon exercise of the warrants, the Company owned 1.6% of the outstanding common stock of IPEX, Inc.

On March 16, 2005, Ault Glazer filed a Schedule 13D with the SEC relating to its holdings in Tuxis Corporation, a Maryland corporation (“Tuxis”). Tuxis is currently registered under the 1940 Act, as a closed-end management investment company. Tuxis is a real estate development and service company. Tuxis is currently following through on shareholder approval to change the nature of its business so as to cease to be an investment company and to concentrate in real estate and related services and in that connection its management is conducting a real estate review, development, and acquisition program. On May 3, 2004, Tuxis filed an application with the SEC to de-register as an investment company. At March 16, 2005, the Company directly held 36,000 shares and indirectly, by virtue of its relationship with Ault Glazer, held 98,000 shares of Tuxis common stock, which represented approximately 3.66% and 9.96%, respectively, of the total outstanding shares. At December 31, 2004, Tuxis had reportable net assets of approximately $9.1 million.

Investment Process

The Company identifies investment opportunities in our target industries through an extensive network of contacts in the medical products and health care solutions industries, relationships with venture capital firms and other associations with University hospitals such as those operated by Harvard and the University of California, San Francisco. Several Factors are considered in determining what opportunities we will ultimately invest. Among the factors that may influence our decision are the size of the investment and the potential need for follow on investments, our expertise in the industry, the expected duration of the investment, the level of management assistance required to devote to the investment, as well as the cash and personnel needs of our core businesses. Typically an investment will not be in excess of 10% of our total assets at the time the investment is made unless the investment is complimentary to our core target industries and the investment results in the Company owning a controlling stake in the investee upon making of the investment. Upon identification of an investment opportunity the Company relies upon the executive management team to conduct a thorough evaluation of the company and its technology. As required, the executive management team may consult with individuals that have specialized expertise in the target industry. In the case of an investment where Franklin is the sole or lead investor and the executive management team is satisfied with its evaluation, the basic terms of an investment are negotiated directly by the executive management team and, depending on the amount of the transaction, presented to the Board for approval. Upon mutual acceptance of the basic terms, outside counsel would prepare the transaction investment documents.

Investments are typically disposed of on the basis of three primary factors, (i) when market conditions allow, (ii) when our management role in the investee company has been eliminated or significantly diminished, and (iii) the investment is no longer deemed complimentary to our core target industries.

Portfolio of Investments

The Company has historically invested in equity securities of start-up and early stage companies in the radio and telecommunications industry. Short selling is a component of the Company’s investment strategy and these trades typically range, in any particular month, from 0% to 20% of total trading activity. As a result of the Company’s Restructuring Plan, the Company has shifted its investment focus toward that of investments in companies in the medical products/health care solutions and financial services industries. These private businesses may be thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have little or no history of operations.

The following is a discussion of our most significant investments at February 25, 2005. Pursuant to the Restructuring Plan, the Company shifted its primary investment focus from the radio and telecommunications industry to the medical products and health care solutions industries, and to a lesser extent in the financial services and real estate industries. In conjunction with this shift, on October 22, 2004, we sold our remaining equity interests in Excelsior Radio Networks, Inc.(“Excelsior”) to Quince Associates, LP (“Quince”) for $1,489,210. For a more detailed discussion of this transaction, see "Management's Discussion and Analysis of Financial Condition and Results of Operations” - “Overview” and "Investments - Excelsior Radio Networks, Inc."

Current Investments & Relationships

SurgiCount

On February 25, 2005, the Company purchased SurgiCount Medical Inc. (“SurgiCount”), a privately held, California-based developer of patient safety devices. Under the terms of the agreement, the Company paid to Brian Stewart and Dr. William Stewart, the holders of 100% of the outstanding capital stock of SurgiCount (the “Shareholders”), consideration in the amount of $340,000 in cash and 200,000 shares of Common Stock, of which 10,000 shares of Common Stock will be held in escrow until August 2005. In addition, if certain milestones are satisfied, the Company will issue up to an additional 33,334 shares of Common Stock to the Shareholders.

SurgiCount is the Company’s first acquisition in its plan to become a leader in the billion dollar patient safety field market. Management believes that the acquisition is a significant milestone in the Company’s plan to shift its focus from radio and telecommunications to products and services targeting health care and patient safety. SurgiCount owns patents issued in the United States and Europe related to patient safety, among them, the Safety-SpongeTM System, an innovation which management believes will allow the Company to capture a significant portion of what we believe to be approximately $650 million in annual U.S. and European surgical sponge sales.

The Safety-SpongeTM System allows for faster and more accurate counting of surgical sponges. SurgiCount has obtained FDA 510k exempt status for the Safety-SpongeTM line. The Safety-SpongeTM line of sponges has passed required FDA biocompatibility tests including ISO sensitization, cytotoxicity and skin irritation tests. SurgiCount is now a wholly-owned subsidiary of the Company.

China Nurse

On November 23, 2004, the Company entered into an agreement with China Nurse LLC ("China Nurse"), an international nurse-recruiting firm based in New York that focuses on recruiting and training qualified nurses from China and Taiwan for job placement with hospitals and other health care facilities in the United States. In connection with this agreement, the Company received a 5.0% ownership interest in China Nurse, agreed to provide referrals and other assistance and has also made a small capital investment of $50,000 in that company.

Digicorp

On December 29, 2004, the Company entered into a Common Stock Purchase Agreement with certain shareholders of Digicorp (the "Agreement"), to purchase an aggregate of 3,453,527 shares of Digicorp common stock. Of such shares, 2,229,527 shares were purchased for $.135 per share on December 29, 2004, 100,787 shares were purchased for $.145 on December 29, 2004. Franklin agreed to purchase an additional 1,224,000 shares of Digicorp common stock from the selling shareholders at such time as the shares are registered for resale with the SEC. The purchase price for such shares is $.135 or $.145 per share, depending on when the closing occurs. At December 31, 2004, excluding the 1,224,000 additional shares the Company agreed to purchase, the Company had an approximate 26.9% ownership interest in Digicorp. Digicorp's common stock is traded on the OTC Bulletin Board. Since June 30, 1995, DigiCorp has been in the developmental stage and has had no operations other than issuing shares of common stock for financing the preparation of financial statements and for preparing filings for the SEC. In connection with the Agreement, Franklin is entitled to designate two members to the Board of Directors of Digicorp. Franklin's first designee, Melanie Glazer, was appointed on December 29, 2004. The Company is currently evaluating several strategic alternatives for the use of the Digicorp entity, however, no definitive plan has been decided upon at this time.

Alacra Corporation

At December 31, 2004, the Company had an investment in shares of Series F Convertible Preferred Stock of Alacra Corporation, valued at $1,000,000, which represented 14.4% of the Company’s total assets and 28.0% of its net assets. This investment equates to an approximate 1.6% ownership interest in Alacra. Franklin has the right to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. Alacra, based in New York, is a global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra's customers include more than 750 financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

Alacra’s online service allows users to search, locate and extract business information from the Internet and from the Alacra library of premium content. The company’s team of information professionals selects, categorizes and indexes more than 45,000 sites on the Web containing reliable and comprehensive business information. Simultaneously, users can search more than 100 premium commercial databases that contain financial information, economic data, business news, and investment and market research. Alacra provides the requisite information in a user friendly format, gleaned from such prestigious content partners as Thomson Financial™, Barra, The Economist Intelligence Unit, Factiva, Mergerstat® and many others.

On April 20, 2000, the Company purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. In connection with this investment, Franklin was granted observer rights at Alacra board of director meetings. Alacra has recorded revenue growth in every year since the Company’s original investment, further, 2004 revenues were in excess of the prior years revenues by greater than 20%.

Real Estate Investments

At December 31, 2004, the Company held a portfolio of real estate investments through Franklin Capital Properties, LLC (“Franklin Properties”), a Delaware limited liability company and a wholly owned subsidiary. Each real estate investment was made during the fourth quarter of 2004 and, based upon Company’s assessment of the respective real estate markets, on prices that the Company believes to be favorable. As of December 31, 2004, Franklin Properties was valued at $738,518, which represents 10.7% of the Company’s total assets and 20.7% of its net assets. Franklin Properties primary focus is on the acquisition and management of income producing real estate holdings. Franklin Properties real estate holdings consist of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. Franklin Properties is evaluating alternative uses for its real estate holdings, which range from development and capital investments as a means of generating recurring revenue to the liquidation of specific properties. As of December 31, 2004, the Company had not generated revenue from rental activities on any of its real estate investments..

For more information about the Company’s other investments, including its real estate holdings, see Item 7“Management's Discussion and Analysis of Financial Condition.”

Investments Disposed of in 2004

Excelsior Radio Networks, Inc.

During the year ended December 31, 2004, the Company liquidated its investment in Excelsior Radio Networks, Inc. (“Excelsior”). Excelsior produces and syndicates programs and services heard on more than 2,000 radio stations nationwide across most major formats. Through its Dial Communications Global Media sales subsidiary, Excelsior sells the advertising inventory radio stations provide in exchange for the Excelsior content. The programming and content includes prep services as well as long form and short form programming. Additionally, Dial Communications Global Media has a number of independent producer clients, which range from talk and music programs to news and traffic services.

At December 31, 2003, the Company had an investment in Excelsior Radio Networks, Inc., formerly known as eCom Capital, Inc., valued at $1,921,270 which represented 59.0% of the Company's total assets and 94.9% of its net assets. Franklin along with Sunshine Wireless, LLC (“Sunshine”) initially purchased Excelsior on August 28, 2001. On October 3, 2002, Franklin sold 773,196 common shares for $1.94 per share for $1,500,000 realizing a gain of $726,804. On January 31, 2003, Franklin purchased and subsequently on May 29, 2003, Franklin cancelled the purchase, 33,750 common shares for $1.625 per share and 65,199 warrants to acquire shares of Excelsior common stock at an exercise price of $1.125 per share for $0.50 per warrant. On August 12, 2003, Franklin sold 193,000 common shares for $1.30 per share for $250,900 realizing a gain of $57,900. Franklin has stock appreciation rights on these common shares as follows, a) in the event that Excelsior is sold on or before August 8, 2004 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed total proceeds to Franklin of $1.94 per share, and b) in the event that Excelsior is sold on or before August 8, 2005 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.625 per share. On October 8, 2003, Franklin sold to Sunshine 375,000 shares of the common stock of Excelsior for an aggregate purchase price of $750,000, realizing a gain of $375,000, pursuant to a stock purchase agreement between Sunshine and Franklin. On March 19, 2004 Franklin sold an additional 58,804 shares of the common stock of Excelsior to Sunshine for an aggregate purchase price of $117,608, $2.00 per common share. Franklin has stock appreciation rights on the common shares sold to Sunshine on October 8, 2003 and March 19, 2004, such that if Excelsior is sold and the purchaser of the common shares from Franklin receives more than $3.50 per share, Franklin is entitled to receive 80% of the value greater than $3.50 per share.

On June 30, 2004, Franklin sold 200,000 common shares of Excelsior to Quince Associates, LP (“Quince”) for an aggregate purchase price of $500,000, $2.50 per common share. On July 5, 2004, Franklin entered into an agreement with Quince to sell Franklin's remaining interest in Excelsior. The transactions contemplated by this agreement were subject to shareholder approval. On October 22, 2004, Franklin’s shareholders approved the sale and Franklin agreed to sell its remaining 550,000 shares of Excelsior common stock at $2.50 per share and warrants exercisable for 74,232 shares of Excelsior common stock at an exercise price of $1.20 per share at $1.30 per warrant and warrants exercisable for 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share at $1.375 per warrant. On September 24, 2004, 100,000 shares of common stock of Excelsior were sold for an aggregate purchase price of $250,000 as an advance to the final sale. On October 22, 2004, Franklin sold its remaining interest in Excelsior to Quince for an aggregate purchase price of $1,489,210. Cumulative realized gains on the sale of Excelsior common stock and warrants to purchase Excelsior common stock to Quince amounted to $1,389,210.

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

Material U.S. Federal Income Tax Considerations

For federal and state income tax purposes, we are taxed at regular corporate rates on ordinary income and recognize gains on distributions of appreciated property. We are not entitled to the special tax treatment available to BDCs that elect to be treated as regulated investment companies under the Internal Revenue Code because, among other reasons, we do not distribute at least 90% of “investment company taxable income” as required by the Internal Revenue Code for such treatment. Distributions of cash or property by us to our stockholders, if any, will be taxable as dividends only to the extent that we have current or accumulated earnings and profits. Distributions in excess of current or accumulated earnings and profits will be treated first as a return of capital to the extent of the holder’s tax basis and then as gain from the sale or exchange of property.

In the event that the company withdraws its election to be treated as a BDC, the Company does not believe that the withdrawal of its election to be treated as a BDC will have any impact on its federal income tax status, since it has never elected to be treated as a regulated investment company under Subchapter M of the Internal Revenue Code. (Electing for treatment as a regulated investment company under Subchapter M generally allows a qualified investment company to avoid paying corporate level federal income tax on income it distributes to its stockholders.) Instead, the Company has always been subject to corporate level federal income tax on its income (without regard to any distributions it makes to its stockholders) as a “regular” corporation under Subchapter C of the Code. There will be no change in its federal income tax status as a result of it becoming an operating company.

For more information about the Company’s plans to withdraw its election as a BDC, see "Withdrawal of the Company’s Election to be treated as a BDC may increase the risks to our shareholders since the Company would not be subject to many of the regulatory restrictions imposed by, or receive the financial reporting benefits, of the 1940 Act”below.

Regulation of the Medical Products and Healthcare Industry

The healthcare industry is affected by extensive government regulation at the federal and state levels. In addition, the Company’s business may also be subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward regulation of increasing stringency. In the United States, the drug, device, diagnostics and cosmetic industries have long been subject to regulation by various federal, state and local agencies, primarily as to product safety, efficacy, advertising and labeling. The exercise of broad regulatory powers by the FDA continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends toward product and process regulation are also evident in a number of major countries outside of the United States, especially in the European Economic Community where efforts are continuing to harmonize the internal regulatory systems.

The FDA administers the Food, Drug and Cosmetics Act (the “FDC Act”). Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process (“510(k)”) or the more lengthy premarket approval (“PMA”) process before they can be sold in the United States. All of our products, currently comprising only the Safety-Sponge™ System, must receive 510(k) clearance or PMA approval. The Center for Devices and Radiological Health (“DRH”) handles the PMA approval process for medical devices at the FDA. The CDRH places medical devices into one of many predefined groups, then classifies each group into one of three classes (Class I, II or III) based on the levels of controls necessary to assure the safety and effectiveness of the specific device group. Class I and II devices also have subsets of “exempt devices” which are exempt from the PMA approval requirement subject to certain limitations. 21 CFR 878.4450 (”Gauze/Sponge, Internal, X-Ray Detectable”) is the defined device group that the Safety-Sponge line of products falls into. This defined device group is specifically denoted as being “exempt” from the premarket notification process. SurgiCount submitted specific information on its Safety-Sponge product directly to the CDRH and received confirmation of the 501(k) exempt status of this line of products.

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

We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a majority of the outstanding voting securities, as required by the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (ii) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to the company or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. See “Risk factors—Risks relating to our business and structure—Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital.” We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board of Directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. In addition, we may generally issue new shares of our common stock at a price below net asset value in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

We will be periodically examined by the SEC for compliance with the 1940 Act.

As a BDC, we are subject to certain risks and uncertainties. See “Risk factors—Risks relating to our business and structure.”

In addition, the Company currently has plans, subject to shareholder approval at the Annual Meeting, to withdraw the Company’s election to be treated as a BDC regulated under the 1940 Act. See "Withdrawal of the Company’s Election to be treated as a BDC may increase the risks to our shareholders since the Company would not be subject to many of the regulatory restrictions imposed by, or receive the financial reporting benefits, of the 1940 Act”below.

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

Qualifying Assets

As a BDC, we may not acquire any asset other than “qualifying assets” unless, at the time we make the acquisition, the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are:

•
Securities of an eligible portfolio company that are purchased in transactions not involving any public offering. An eligible portfolio company is defined under the 1940 Act to include any issuer that:

o	is organized and has its principal place of business in the U.S.;

o	is not an investment company or a company operating pursuant to certain exemptions under the 1940 Act, other than a small business investment company wholly owned by a BDC; and

o	does not have any class of publicly traded securities with respect to which a broker may extend margin credit (i.e., a “marginable security”).

•
Securities received in exchange for or distributed with respect to securities described in the bullet above or pursuant to the exercise of options, warrants, or rights relating to those securities; and

•	Cash, cash items, government securities, or high quality debt securities (as defined in the 1940 Act), maturing in one year or less from the time of investment.

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question to the BDC industry as to whether a private company that has outstanding debt securities would qualify as an “eligible portfolio company” under the 1940 Act.

The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve’s 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC’s proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC’s proposed rules and assessing their impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations.

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

Investment Concentration

Our investment objective is to maximize our portfolio’s total return, principally by investing in the debt and/or equity securities of companies in the medical products, healthcare solutions, financial services and real estate industries. In this respect, we concentrate in these sectors and invest, under normal circumstances, at least 80% of the value of our net assets (including the amount of any borrowings for investment purposes) in the medical products, healthcare solutions, financial services and real estate industries. This 80% policy is not a fundamental policy and therefore may be changed without the approval of our stockholders. However, we may not change or modify this policy unless we provide our stockholders with at least 60 days prior notice, pursuant to Rule 35d-1 of the 1940 Act. See “Risk factors—Risks related to our investments—Our portfolio may be concentrated in a limited number of portfolio companies.”

1940 Act Code of Ethics

As required by the 1940 Act, we maintain a code of ethics that establishes procedures for personal investments and restricts certain transactions by our personnel. See “Risk factors—Risks relating to our business and structure—There are significant potential conflicts of interest.” Our code of ethics generally does not permit investments by our employees in securities that may be purchased or held by us. A copy of the code of ethics may be obtained, without charge, upon a written request mailed to: Franklin Capital Corporation c/o Corporate Secretary, 100 Wilshire Boulevard, Suite 1500, Santa Monica, California 90401.

Code of Business Conduct and Ethics

Each executive officer and director as well as every employee of the Company is subject to the Company’s Code of Business Conduct and Ethics which was adopted by the Board on November 11, 2004 and filed as Appendix D to the definitive proxy materials filed with the SEC on March 2, 2005. The code of ethics applies to all the directors, officers and certain employees of the Company, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Business Conduct and Ethics may be obtained, without charge, upon a written request mailed to: Franklin Capital Corporation c/o Corporate Secretary, 100 Wilshire Boulevard, Suite 1500, Santa Monica, California 90401. The Code of Business Conduct and Ethics is also posted on the Company’s Internet website, which is located at www.patientsafetytechnologies.com.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act, as well as the rules and regulations promulgated thereunder, imposed a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:

•
Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), our Chief Executive Officer and Chief Financial Officer must certify the accuracy of the financial statements contained in our periodic reports;

•	Pursuant to Item 307 of Regulation S-K, our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•
Pursuant to Rule 13a-15 of the 1934 Act, our management must prepare a report regarding its assessment of our internal control over financial reporting, which must be audited by our independent registered public accounting firm; and

•
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

Risk Factors

An investment in our securities involves a high degree of risk relating to our business, strategy, structure and investment objectives. The risks set out below are not the only risks we face, and we face other risks which are not yet predictable or identifiable. If any events underlying or relating to the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our Common Stock could decline, and you may lose all or part of your investment. In addition to the risk factors described below, other factors that could cause actual results to differ materially generally include:

•	changes in or conditions affecting the economy;

•	risk associated with possible disruption in the Company’s operations due to terrorism;

•	future regulatory actions and conditions in the Company’s operating areas or target industries for investments; and

•	other risks and uncertainties as may be detailed from time to time in the Company’s public announcements and SEC filings.

Risks Relating to our Business and Structure

We recently restructured our investment strategy and objective and have limited operating history under our new structure.

Upon the change of control that occurred in October 2004, we restructured our investment strategy and objective to focus on the medical products, healthcare solutions and financial services industries instead of the radio and telecommunications industries. We have a limited operating history under this new structure. We are subject to all of the business risks and uncertainties associated with any new investment strategy or objective, including the risk that we will not achieve our investment objective and that the value of your investment in us could decline substantially.

The Company may not successfully implement its Restructuring Plan

The Restructuring Plan has shifted Franklin’s investment strategy away from the radio and telecommunications industry and refocused it on the medical products, healthcare solutions, financial services and real estate industries. Franklin has not typically invested in these industries in the past and therefore has not compiled a track record regarding the financial performance to be expected in connection with these new investments. There can be no assurance regarding the return on, or the recovery of, Franklin’s investments in businesses in these industries, and whether such investments will be profitable.

Moreover, there are a number of inherent risks for entities doing business in the medical products, healthcare solutions, financial services and real estate industries, including a complex array of regulatory requirements. These risks could have a material adverse effect on the profitability of the businesses in which Franklin invests, which in turn could have a material adverse effect on the return on, or the recovery of, Franklin’s investment in such businesses.

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

In the event that the Company withdraws its election to be treated as a BDC and becomes an operating company, the fundamental nature of the Company’s business will change from that of investing in a portfolio of securities in the radio and telecommunications industries, with the goal of achieving gains on appreciation and dividend income, to that of being actively engaged in the ownership and management of operating businesses in the medical products, health care solutions, financial services and real estate industries, with the goal of generating income from the operations of those businesses. No assurance can be given that our business strategy or investment objectives will be achieved by withdrawing our election to be treated as a BDC.

Further, the election to withdraw the Company as a BDC under the 1940 Act will result in a significant change in the Company’s method of accounting.  BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost.  As an operating company, the required financial statement presentation and accounting for securities held will be either fair value or historical cost methods of accounting, depending on the classification of the investment and the Company’s intent with respect to the period of time it intends to hold the investment. A change in the Company’s method of accounting could reduce the market value of its investments in privately held companies by eliminating the Company’s ability to report an increase in the value of its holdings as they occur. Also, as an operating company, the Company would have to consolidate its financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

We are dependent upon our key management personnel for our future success, particularly Milton “Todd” Ault III.

The Company is dependent on the diligence and skill of its senior management and other key personnel for the selection, structuring, closing and monitoring of its investments. The future success of the Company depends to a significant extent on the continued service and coordination of its senior management team, principally our Chief Executive Officer and Chairman, Milton “Todd” Ault III. Mr. Ault is not currently subject to an employment contract with us. The departure of any key management personnel, or Mr. Ault in particular, could have a material adverse effect on the Company’s ability to implement its business strategy or achieve its investment objective.

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

The inability of our portfolio companies to successfully market their products would have a negative impact on our investment returns

Even if our portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Commercial success is difficult to predict and the marketing efforts of our portfolio companies may not be successful.

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

Our executive officers and directors serve or may serve as officers and directors of entities who operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. For example, certain of the Company’s officers, directors and/or their family members have existing responsibilities and, in the future, may have additional responsibilities, to act and/or provide services as executive officers, directors, owners and/or managers of Ault Glazer. Accordingly, certain conflicts of interest between the Company and Ault Glazer may occur from time to time. The Company will attempt to resolve any such conflicts of interest in its favor. Because of these possible conflicts of interest, such individuals may direct potential business and investment opportunities to other entities rather than to us.

The Board does not believe that the Company has any conflicts of interest with the business of Ault Glazer, other than certain of the Company’s officers responsibility to provide certain management and administrative services to Ault Glazer and its clients from time-to-time. However, subject to applicable law, the Company may engage in transactions with Ault Glazer and related parties in the future. These related party transactions may raise conflicts of interest and, although the Company does not have a formal policy to address such conflicts of interest, the Audit Committee intends to evaluate relationships and transactions involving conflicts of interest on a case by case basis and the approval of the Audit Committee shall be required for all such transactions. The Audit Committee intends that any related party transactions will be on terms and conditions no less favorable to the Company than those terms and conditions reasonably obtainable from third parties and in accordance with applicable law.

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

The sale or issuance of securities to interested stockholders may be dilutive to our existing shareholders

In the event that the Company is no longer a BDC, and subject to approval of the stockholders at the Annual Meeting of the sale of securities to “interested stockholders” (as defined in Section 203 of the Delaware General Corporate Law), the Company may from time to time issue common stock, warrants to purchase common stock, or other securities representing indebtedness to Milton “Todd” Ault III, Lynne Silverstein, Louis Glazer or Melanie Glazer. Any sale of equity securities may be dilutive to the Company’s stockholders, and debt financing, if available, may involve restrictive covenants with respect to raising future capital and other financial and operational matters. The securities which may be issued to Milton “Todd” Ault III, Lynne Silverstein, Louis Glazer or Melanie Glazer may have a material adverse effect on the market price of the Common Stock as a result of the potential for dilution created by the issuance of additional common stock, warrants to purchase common stock, or other securities representing indebtedness. In addition, resales by Milton “Todd” Ault III, Lynne Silverstein or Louis and Melanie Glazer may be made at times that are adverse to the interests of other stockholders. Such sales could further consolidate voting control in Milton “Todd” Ault III, Lynne Silverstein or Louis and Melanie Glazer.

One of our current stockholders has significant influence over our management and affairs.

Milton “Todd” Ault III, our Chief Executive Officer and Chairman, beneficially owns approximately 27.1% of our common stock as of February 28, 2005. Therefore Mr. Ault may be able to exert influence over our management and policies. Mr. Ault may acquire additional equity in the future. The concentration of ownership may also have the effect of delaying, preventing or deterring a change of control of us, could deprive our shareholders of an opportunity to receive a premium for their common stock as part of the sale of us and might ultimately affect the market price of our common stock.

Regulations governing our operation as a BDC affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Our business will require a substantial amount of capital, which we may acquire from the following sources:

Senior securities and other indebtedness

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 200% of gross assets, less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we issue senior securities, including preferred stock and debt securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss. If we incur leverage to make investments, a decrease in the value of our investments would have a greater negative impact on the value of our common stock. If we issue debt securities or preferred stock, it is likely that such securities will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. In addition, such securities may be rated by rating agencies, and in obtaining a rating for such securities, we may be required to abide by operating and investment guidelines that could further restrict our operating flexibility.

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

The Company’s portfolio consists primarily of investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. The Company has invested a substantial portion of its assets in private small private companies or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies with risky technologies that lack management depth and have not attained profitability or have no history of operations. There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions. In addition, some smaller businesses have narrower product lines and market shares than their competition and may be more vulnerable to customer preferences, market conditions, loss of key personnel, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

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

Although a prospective portfolio company’s assets are one component of our analysis when determining whether to provide equity or debt capital, we generally do not base an investment decision primarily on the liquidation value of a company’s balance sheet assets. Instead, given the nature of the companies that we invests in, we also review the company’s historical and projected cash flows, equity capital and “soft” assets, including intellectual property (patented and non-patented), databases, business relationships (both contractual and non-contractual) and the like. Accordingly, considerably higher levels of overall risk will likely be associated with our portfolio.

Specifically, investment in the medical products and healthcare-related companies that we are targeting involves a number of significant risks, including:

•
these companies may have limited financial resources and may be unable to meet their current or future financial obligations, which may result in the deterioration in the value of any collateral and a reduction in the likelihood of us realizing any value from the liquidation of such collateral;

•
they typically have limited operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;

•
because they tend to be privately owned, there is generally little publicly available information about these businesses; therefore, although the Company will perform “due diligence” investigations on these portfolio companies, their operations and their prospects, we may not learn all of the material information we need to know regarding these businesses;

•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us; and

•
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

Real Estate Investments’ Value and Income Fluctuate Due to Various Factors.

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

Real estate is a competitive business.

For a discussion of risks related to competition in the real estate business, see “The Real Estate Industry - Competition.”

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

If we maintain our status as a BDC, we must not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire debt or equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets. This result is dictated by the definition of “eligible portfolio company” under the 1940 Act, which in part looks to whether a company has outstanding marginable securities. For a more detailed discussion of the definition of an “eligible portfolio company” and the marginable securities requirement, see the section entitled “Regulation as a Business Development Company.”

Amendments promulgated in 1998 by the Federal Reserve expanded the definition of a marginable security under the Federal Reserve’s margin rules to include any non-equity security. Thus, any debt securities issued by any entity are marginable securities under the Federal Reserve’s current margin rules. As a result, the staff of the SEC has raised the question to the BDC industry as to whether a private company that has outstanding debt securities would qualify as an “eligible portfolio company” under the 1940 Act.

The SEC has recently issued proposed rules to correct the unintended consequence of the Federal Reserve’s 1998 margin rule amendments of apparently limiting the investment opportunities of business development companies. In general, the SEC’s proposed rules would define an eligible portfolio company as any company that does not have securities listed on a national securities exchange or association. We are currently in the process of reviewing the SEC’s proposed rules and assessing their impact, to the extent such proposed rules are subsequently approved by the SEC, on our investment activities. We do not believe that these proposed rules will have a material adverse effect on our operations.

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

Pursuant to the requirements of the 1940 Act, the Company’s board of directors is required to value each asset quarterly, and Franklin is required to carry the portfolio at a fair market value as determined by the board of directors. Since there is typically no public market for the loans and equity securities of the companies in which Franklin makes investments, the board of directors estimates the fair value of these loans and equity securities pursuant to written valuation policy and a consistently applied valuation process. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to sell any of such investments, there is no assurance that the fair value, as determined by the Board of Directors, would be obtained. If we were unable to obtain fair value for such investments, there would be an adverse effect on our net asset value and on the price of our common stock. Unlike banks, Franklin is not permitted to provide a general reserve for anticipated loan losses; instead, Franklin is required by the 1940 Act to specifically value each individual investment and record an unrealized loss for an asset that it believes has become impaired. Without a readily ascertainable market value, the estimated value of the portfolio of loans and equity securities may differ significantly from the values that would be placed on the portfolio if there existed a ready market for the loans and equity securities. Franklin adjusts quarterly the valuation of the portfolio to reflect the board of directors’ estimate of the current realizable value of each investment in the Company’s portfolio. Any changes in estimated value are recorded in the Company’s statement of operations as “Net unrealized gains (losses).”

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

Because we may borrow money to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds and the rate at which we invest these funds. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates, our cost of funds would increase, which would reduce our net investment income. We may use a combination of long-term and short-term borrowings and equity capital to finance our investing activities. We utilize our revolving line of credit as a means to bridge to long-term financing. Our long-term fixed-rate investments are financed primarily with long-term fixed-rate debt and equity. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Accordingly, no assurances can be given that such changes will not have a material adverse effect on the return on, or the recovery of, Franklin’s investments.

Risks Related to an Investment in our Common Stock

Our common stock price may be volatile.

The trading price of our common stock may fluctuate substantially. The price of the common stock that will prevail in the market after this offering may be higher or lower than the price you pay, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include, but are not limited to, the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of regulated investment companies, business development companies or other financial services companies;

•	changes in regulatory policies or tax guidelines with respect to regulated investment companies or business development companies;

•	actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Due to the potential volatility of our stock price, we may therefore be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

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

If the Company’s stockholders approve a three-for-one stock split there is an increased risk that the Company’s shares of Common Stock may sell at a low price per share and increase the risk of a delisting on the AMEX.

The Company is requesting stockholder approval of the Board’s proposal to amend the Company’s Amended and Restated Certificate of Incorporation (the “Current Certificate”) to reduce the par value of each share of Common Stock, from $1.00 per share to $0.33 per share and effect a three-for-one stock split of the Common Stock of the Company (the “Stock Split”).

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

The Company’s Common Stock is listed for trading on the AMEX under the symbol “FKL.” The new shares of Common Stock to be issued as a result of the Stock Split would be included in our listing on the AMEX. The AMEX may delist a security when it sells for a substantial period of time at a low price per share (“the low selling price”). As a result of the proposed significant increase in the outstanding shares of our Common Stock it is highly probable that the per share price would experience an immediate decrease. Further, in the event any other factors outside the control of the Company were to put downward pressure on the Company’s stock price the actual price could fall and remain within the low selling price.

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

At September 30, 2004, Franklin securities were quoted on the AMEX under the ticker “FKL”. In order for our securities to be eligible for continued quotation on the AMEX, the Company must remain in compliance with certain listing standards. Among other things, these standards require that the Company remain current in their filings with the SEC and comply with certain of the provisions of the Sarbanes-Oxley Act of 2002. If the Company is no longer in compliance with these requirements, there would be no forum or market for the quotation or listing of the securities of our portfolio companies. Without such a forum or market, the liquidity and prices of your investments in the Company’s securities would be materially adversely affected. We cannot give any assurance that the Company will remain in compliance with the requirements to be quoted on the AMEX.

Technologies or products acquired or developed by us, or the companies in which we invest, may become obsolete.

Neither we, nor the companies in which we invest, have any control over the pace of technology or product development. There is a significant risk that we, or the companies in which we invest, could develop or acquire the rights to a technology that is currently or is subsequently made obsolete by other technological developments. We cannot assure you that we, or any of the companies in which we may invest, will successfully acquire, develop, transfer or sell any new technology or products.

Forward-Looking Statements

This annual report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as ‘‘anticipates,’’‘‘expects,’’‘‘intends,’’‘‘plans,’’‘‘believes,’’‘‘seeks,’’ and ‘‘estimates’’ and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward looking statements include, among other, the following statements related to:

•	our strategy for growing our operations in the target industries;

•	our ability to operate successfully in highly regulated environments;

•	an economic downturn could disproportionately impact the target industries in which we concentrate causing us to suffer losses in our portfolio and experience diminished demand for capital in these industry sectors;

•	a contraction of available credit and/or an inability to access the equity markets could impair our investment activities;

•	interest rate volatility could adversely affect our results; and

•	the risks, uncertainties and other factors we identify in ‘‘Risk Factors’’ and elsewhere in this Form 10-K and in our filings with the SEC.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this annual report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in ‘‘Risk Factors’’ and elsewhere in this annual report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report.

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

In addition, we also have several real estate investments in our wholly-owned subsidiary Franklin Capital Properties LLC. These investments range in fair value, as carried in our financial statements, from $75,000 to $300,000 and are comprised of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. Based upon the number of real estate investments, and related fair values, management does not currently believe that the Company’s real estate holdings represent a material risk to the Company.

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

1. To elect four directors to hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified (two of whom are to be elected by the holders of Franklin's Common Stock and Franklin's Preferred Stock, par value $1.00 per share (the "Preferred Stock"), voting together as a single class, and two of whom are to be elected by the holders of Preferred Stock, voting as a separate class). This proposal was approved. Results of the voting were as follows:

No. of Shares
Nominees	Shares For	Shares Withheld	Broker non-votes

Common and Preferred Stock Nominees
Lytle Brown III	976,510	3,693	N/A
Alice Campbell	976,510	3,693	N/A

Preferred Stock Nominees
Louis Glazer	9,750	None	N/A
Herbert Langsam	9,750	None	N/A

 2. To approve the amendment and restatement of Franklin's certificate of incorporation to increase the authorized number of shares of Common Stock from 5,000,000 shares to 50,000,000 shares. This proposal was approved. Results of the voting were as follows:

No. of Shares
	Shares For	Against	Abstain	Broker non-votes

Common Stock	914,280	55,006	1,167	0
Preferred Stock	9,750	0	0	0

Common Stock and Preferred Stock	924,030	55,006	1,167	0

3. To approve the amendment and restatement of Franklin's certificate of incorporation to increase the authorized number of shares of Preferred Stock from 5,000,000 shares to 10,000,000 shares. This proposal was approved. Results of the voting were as follows:

No. of Shares
	Shares For	Against	Abstain	Broker non-votes

Common Stock	713,793	53,521	2,667	200,472
Preferred Stock	9,750	0	0	0

Common Stock and Preferred Stock	723,543	53,521	2,267	200,472

4. To approve the amendment and restatement of Franklin's certificate of incorporation to provide for the exculpation of director liability to the fullest extent permitted by law. This proposal was approved. Results of the voting were as follows:

No. of Shares
	Shares For	Against	Abstain	Broker non-votes

Common Stock and Preferred Stock	924,860	55,119	224	0

5. To approve the amendment and restatement of Franklin's certificate of incorporation to provide for the classification of Franklin's board of directors (the "Board") into three classes of directors. This proposal was approved. Results of the voting were as follows:

No. of Shares
	Shares For	Against	Abstain	Broker non-votes

Common Stock and Preferred Stock	723,552	8,409	47,800	200,472

6. To approve the sale by Franklin to Quince Associates, LP, a Maryland limited partnership ("Quince"), of all of the shares of common stock, and warrants to purchase shares of common stock, of Excelsior Radio Networks, Inc. ("Excelsior") beneficially owned by Franklin, upon the terms and subject to the conditions described in this proxy statement. This proposal was approved. Results of the voting were as follows:

No. of Shares
	Shares For	Against	Abstain	Broker non-votes

Common Stock and Preferred Stock	773,540	5,779	412	200,472

7. To approve the issuance of an aggregate of up to 5,000,000 shares of Common Stock, and warrants to purchase an aggregate of up to 1,500,000 additional shares of Common Stock upon terms that are approved by a majority of the Board consistent with its fiduciary duties and consistent with prevailing market terms relating to price per share, warrant coverage and registration rights for such issuances at the time of such issuances, as described in this proxy statement. This proposal was approved. Results of the voting were as follows:

No. of Shares
	Shares For	Against	Abstain	Broker non-votes

Common Stock and Preferred Stock	723,058	55,586	1,087	200,472

No. of Shares (after subtraction)
	Shares For	Against	Abstain	Broker non-votes

Common Stock and Preferred Stock	158,474	55,586	1,087	200,472

8. To approve the sale of Common Stock and warrants to purchase Common Stock to certain "interested stockholders" (as such term is defined in Section 203 of the Delaware General Corporation Law (the "DGCL")) on terms that are approved by a majority of the Board consistent with its fiduciary duties and consistent with prevailing market terms relating to price per share, warrant coverage and registration rights for such issuances at the time of such issuances. This proposal was not approved. Results of the voting were as follows:

No. of Shares
	Shares For	Against	Abstain	Broker non-votes

Common Stock and Preferred Stock	771,633	7,386	712	200,472

No. of Shares (after subtraction)
	Shares For	Against	Abstain	Broker non-votes

Common Stock and Preferred Stock	259,199	7,386	712	200,472

No other matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004. However, on March 2, 2005, Company filed definitive proxy materials with the Securities and Exchange Commission in connection with its 2004 Annual Meeting of the Stockholders (the “Annual Meeting”). The Annual Meeting is being held on March 30, 2005 in order to vote on the following proposals: (i) the election of Lytle Brown III as a Class I Director to hold office for a three-year term expiring in 2007, or until his successor has been duly elected and qualified or until his earlier death, resignation or removal, in accordance with the Company’s bylaws, as amended; (ii) the ratification of the appointment by the Board of Directors of the Company (the “Board”) of Rothstein, Kass & Company, P.C. (“Rothstein Kass”) to serve as independent auditors for the fiscal year ended December 31, 2004; (iii) the authorization and approval of the stock option component of the stock option and restricted stock plan for the Company (the “New Plan”); (iv) the authorization and approval of the restricted stock component of the New Plan; (v) the authorization and approval of the payment of cash and equity compensation to Milton “Todd” Ault III (“Ault”), Lynne Silverstein (“Silverstein”), and Louis Glazer and Melanie Glazer (the “Glazers”), each of whom may be deemed to be an “interested stockholder” (as defined in Section 203 of the Delaware General Corporate Law (“DGCL”)) of the Company; (vi) the authorization and approval of the sale of common stock par value $1.00 of the Company (“Common Stock”), warrants to purchase Common Stock (“Warrants”) and other securities representing indebtedness convertible into Common Stock to Ault, Silverstein and the Glazers, each of whom may be deemed to be an “interested stockholder” (as defined in Section 203 of the DGCL), on terms that are approved by the Board consistent with its fiduciary duties and market terms existing at the time of such offering, including those relating to price per share, interest rate, warrant coverage and registration rights for such issuances and the requirements of applicable law, including the 1940 Act, as described in this proxy statement; (vii) the authorization and approval of the certificate of amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”) to reduce the par value of the Common Stock from $1.00 per share to $0.33 per share and effect a three-for-one split of the Common Stock (the “Stock Split”); (viii) the authorization and approval of the prospective issuance of bonds, notes or other evidences of indebtedness that are convertible into Common Stock (“Convertible Bonds,”“Convertible Notes” or “Other Convertible Indebtedness”) in accordance with the requirements of the 1940 Act; (ix) the authorization and approval of the Board to withdraw the Company’s election to be treated as a BDC pursuant to Section 54(c) under the 1940 Act; (x) the authorization and approval of the Certificate of Amendment to change the name of the Company to “Patient Safety Technologies, Inc.”; and (xi) the authorization and approval of the Certificate of Amendment to decrease the authorized number of shares of Common Stock from 50,000,000 shares to 25,000,000 shares and decrease the authorized number of shares of Preferred Stock from 10,000,000 shares to 1,000,000 shares.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Transfer Agent

Mellon Investor Services, 85 Challenger Road, Overpack Center, Ridgefield Park, NJ 07660 (Telephone (800) 851-9677) serves as transfer agent for the Company’s common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

Market Prices

The Company’s common stock is traded on The American Stock Exchange under the symbol “FKL.” The following table sets forth the range of the high and low selling price of the Company’s shares during each quarter of the last two years, as reported by the American Stock Exchange.

2004 Quarter Ending	Low	High

December 31	$9.20	$12.75
September 30	$3.20	$14.75
June 30	$0.90	$8.90
March 31	$1.05	$1.52

2003 Quarter Ending	Low	High

December 31	$0.50	$1.55
September 30	$0.75	$1.05
June 30	$0.77	$1.26
March 31	$1.10	$1.62

Dividends

The Company paid $76,650, and $76,652 and $115,152 in dividends to preferred stockholders during 2004, 2003 and 2002, respectively, and has not paid any dividends to common stockholders during the past three years. Dividends to our preferred stockholders are cumulative and paid at the rate of 7% a year. We currently have no intention of paying dividends on our common stock.

Stockholders

As of February 28, 2005, there were 615 registered shareholders of record of the Company’s common stock. The Company has 50,000,000 shares of common stock authorized, of which 2,242,689 are issued and 1,758,776 shares are outstanding at March 7, 2005. The Company has 10,000,000 shares of convertible preferred stock authorized, of which 16,450 were issued on February 22, 2000 and 10,950 shares are outstanding at March 7, 2005. See Item 7 “Financial Condition, Liquidity and Capital Resources.”

We are seeking shareholder approval at Annual Meeting to, among other items, reduce the par value of our Common Stock from $1.00 per share to $0.33 per share and effect a Stock Split; to decrease the authorized number of shares of Common Stock from 50,000,000 shares to 25,000,000 shares and decrease the authorized number of shares of Preferred Stock from 10,000,000 shares to 1,000,000 shares.

Item 6. Selected Financial Data

The following selected financial data for the fiscal year ended December 31, 2004 and for the periods ended December 31, 2003, December 31, 2002, December 31, 2001 and December 31, 2000 are derived from our financial statements which have been audited by Ernst & Young, LLP (December 31, 2000 through December 31, 2003) and Rothstein Kass (December 31, 2004), our independent registered public accounting firms.  The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

BALANCE SHEET DATA
Financial Position as of December 31:

	2004	2003	2002	2001	2000

Total assets	$6,934,243	$3,258,032	$4,632,338	$4,098,866	$5,766,712

Liabilities	$3,367,974	$1,233,894	$1,364,798	$1,177,121	$187,632

Net assets	$3,566,269	$2,024,138	$3,267,540	$2,921,745	$5,579,080

Net asset value per share attributable to common stockholders	$1.59	$0.91	$2.07	$1.19	$3.58

Net asset value per share, as if converted basis	$2.18	$1.84	$2.89	$2.44	$4.57

Shares outstanding	1,556,901	1,020,100	1,049,600	1,074,700	1,098,200

Operating Data for the year ended December 31:

	2004	2003	2002	2001	2000*

Investment income	$11,056	$183,159	$455,081	$192,697	$115,015

Expenses	$2,951,173	$1,279,526	$1,985,450	$1,579,382	$2,372,797

Net investment loss from operations	$(2,940,117)	$(1,096,367)	$(1,530,369)	$(1,386,685)	$(2,257,782)

Net realized gain on portfolio of investments, net of tax	$1,591,156	$430,883	$237,327	$522,131	$1,195,875

Net (decrease) increase in
unrealized appreciation of investments	$(1,054,702)	$(475,605)	$1,663,304	$(1,553,756)	$(3,365,513)
Net (decrease) increase in net
assets attributable to common stockholders	$(2,480,313)	$(1,217,741)	$255,110	$(2,533,460)	$(4,526,053)
Basic and diluted net (decrease) increase in net
assets from operations per weighted
average number of shares outstanding	$(2.25)	$(1.17)	$0.24	$(2.34)	$(4.14)

*	Expenses in the year ended December 31, 2000 include non-cash compensation of $349,644 due to the exercise of employee incentive stock options.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K.

The following “Overview” section is a brief summary of the significant issues addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of the MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data appearing elsewhere in this Form 10K.

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

In addition to shifting a significant amount of our available capital to investments in the above-referenced industries our primary investment objective has also shifted and is now focused on maximizing long-term capital growth through the appreciation of controlling interests in operating companies and assets in the target industries. As such, it is management’s belief that the regulatory regime governing BDC’s is no longer appropriate and will hinder the Company’s future growth. Accordingly, among other things, we are seeking shareholder approval at the upcoming annual meeting to withdraw its election to be treated as a BDC.

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

Critical Accounting Policies

Franklin’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, the most critical are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. Our most critical accounting policy relates to the valuation of our investments.

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

Investments for which there is no ready market are initially valued at cost and, thereafter, at fair value based upon the financial condition and operating results of the issuer and other pertinent factors as determined in good faith by the Board of Directors. The financial condition and operating results have been derived utilizing both audited and unaudited data. In the absence of a ready market for an investment, numerous assumptions are inherent in the valuation process. Some or all of these assumptions may not materialize. Unanticipated events and circumstances may occur subsequent to the date of the valuation and values may change due to future events. Therefore, the actual amounts eventually realized from each investment may vary from the valuations shown and the differences may be material. Franklin reports the unrealized gain or loss resulting from such valuation “(Decrease) increase in unrealized appreciation of investments” in the Statements of Operations.

Accounting Developments

In December 2004, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We adopted Statement 123(R) as of January 1, 2005, and it did not have a material effect on the Company's accounting for employee stock options.

Statement of Operations

The Company accounts for its operations under accounting principles generally accepted in the United States for investment companies. On this basis, the principal measure of its financial performance is captioned “Net (decrease) increase in net assets from operations,” which is composed of the following:

▪	“Net investment loss from operations,” which is the difference between the Company’s income from interest, dividends and fees and its operating expenses;

▪	“Net realized gain on portfolio of investments,” which is the difference between the proceeds received from dispositions of portfolio securities and their stated cost;

▪	any applicable income tax provisions (benefits); and

▪
“Net (decrease) increase in unrealized appreciation of investments,” which is the net change in the fair value of the Company’s investment portfolio, net of any (decrease) increase in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

“Net realized gain (loss) on portfolio of investments” and “Net (decrease) increase in unrealized appreciation of investments” are directly related. When a security is sold to realize a gain, the net unrealized appreciation decreases and the net realized gain increases. When a security is sold to realize a loss, the net unrealized appreciation increases and the net realized gain decreases.

Financial Condition, Liquidity and Capital Resources

The Company’s total assets and net assets were, respectively, $6,934,243 and $3,566,269 at December 31, 2004 versus $3,258,032 and $2,024,138 at December 31, 2003. Net asset value per share attributable to common stockholders and on an as if converted basis was $1.59 and $2.18 at December 31, 2004, respectively, versus $0.91 and $1.84, respectively, at December 31, 2003. The change in total assets and net assets is primarily attributable to the Company’s operating losses and financing activities.

At December 31, 2004 and December 31, 2003, we had $846,404 and $224,225 in cash and cash equivalents. Our Board has given our Chairman and Chief Executive Officer, Milton "Todd" Ault III, the authority to invest our cash balances in the public equity and debt markets as appropriate to maximize the short-term return on such assets. Such investments are typically short-term and focus on mispriced domestic public equities and instruments. Short selling is a component of this strategy and these trades typically range, in any particular month, from 0% to 20% of the total trading activity. The making of such investments entails risks related to the loss of investment and price volatility.

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

As of December 31, 2004, we had no outstanding commitments other than those reflected on our balance sheet. Management was, however, in discussions with various companies regarding acquisition transactions, of which SurgiCount was one. As in our acquisition of SurgiCount, we intend to use a combination of common stock and warrants to purchase common stock as the primary means to acquire companies. Accordingly, the Company’s need to raise significant amounts of cash can be minimized, provided the companies we acquire are willing to accept non-cash forms of consideration.

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

The principal factor in the $560,121 of cash used in investing activities in the year ended December 31, 2004 was the sale of the remaining interest of the Company’s holding in Excelsior for $2,356,818, the increase in the amount due to the Company’s broker of $460,776, offset by net purchases of marketable investment securities of $2,589,197, and investments in Franklin Properties of $738,518. The $460,776 due to the Company’s broker is directly attributable to purchases of marketable investment securities, which includes approximately $2,000,000 of U.S. Treasuries. The principal factor in the $992,658 of cash provided by investing activities in the year ended December 31, 2003 was the sale of a portion of the Company’s holding in Excelsior for $1,000,900.

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

The Company’s financial condition is dependent on the success of its investments. A summary of the Company’s investment portfolio is as follows:

	December 31, 2004	December 31, 2003

Investments, at cost	$4,782,808	$1,949,703
Unrealized (depreciation) appreciation	(49,236)	1,005,466
Investments, at fair value	$4,733,572	$2,955,169

Investments

The Company’s financial condition is dependent on the success of its investments. The Company has invested a substantial portion of its assets in thinly capitalized companies including one development stage company that may lack management depth.

Real Estate Investments

At December 31, 2004, the Company had several real estate investments, valued at $738,518, which represents 10.7% of the Company’s total assets and 20.7% of its net assets. The Company holds its real estate an investment in Franklin Capital Properties, LLC (“Franklin Properties”), a Delaware limited liability company and a wholly owned subsidiary. Franklin Properties’ primary focus is on the acquisition and management of income producing real estate holdings. Franklin Properties real estate holdings consist of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas Franklin Properties is evaluating alternative uses for its real estate holdings, which range from development and capital investments as a means of generating recurring revenue to the liquidation of specific properties. As of December 31, 2004, the Company had not generated revenue from rental activities on any of its real estate investments.

Alacra Corporation

At December 31, 2004, the Company had an investment in Alacra Corporation (“Alacra”), valued at $1,000,000, which represents 14.4% of the Company’s total assets and 28.0% of its net assets. Alacra, based in New York, is a leading global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra’s customers include more than 750 leading financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

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

Excelsior Radio Networks, Inc.

During the year ended December 31, 2004, the Company liquidated its investment in Excelsior Radio Networks, Inc. (“Excelsior”). Excelsior produces and syndicates programs and services heard on more than 2,000 radio stations nationwide across most major formats. Through its Dial Communications Global Media sales subsidiary, Excelsior sells the advertising inventory radio stations provide in exchange for the Excelsior content. The programming and content includes prep services as well as long form and short form programming. Additionally, Dial Communications Global Media has a number of independent producer clients, which range from talk and music programs to news and traffic services.

Franklin has stock appreciation rights on various sales transactions of Excelsior common stock to Sunshine Wireless, LLC (“Sunshine”) and Quince Associates, LP (“Quince”). In the event that Excelsior is sold Franklin may be entitled to additional proceeds from these stock appreciation rights. Franklin has stock appreciation rights on 193,000 common shares sold to Sunshine on August 12, 2003 such that in the event that Excelsior is sold on or before August 8, 2005 for gross proceeds of no less than $40,000,000, then Franklin shall be entitled to receive fifty percent (50%) of any net value above $1.30 per share not to exceed proceeds to Franklin of $1.625 per share. Franklin has stock appreciation rights on 433,804 shares of common stock sold to Sunshine on October 8, 2003, and on March 19, 2004, such that if Excelsior is sold and the purchaser of the common shares from Franklin receives more than $3.50 per share, Franklin is entitled to receive 80% of the value greater than $3.50 per share. Franklin has stock appreciation rights on the 200,000 shares of common stock sold on June 30, 2004, on the 100,000 shares of common stock sold on September 24, 2004, and on the 550,000 shares of common stock sold on October 22, 2004, to Quince. In the event that the per share net proceeds from any liquidation of Excelsior exceeds $3.00 (or an amount equal to $3.00 plus $.050 multiplied by the number of years, up to five, elapsed since the closing date of the sale), Franklin will be entitled to receive 80% of the value greater than $3.00 (or such other applicable amount) per share. The purchase price adjustment for the sale will expire as of a date 5 years following the closing of each sale transaction.

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

SurgiCount is the Company's first acquisition in its plan to become a leader in the billion dollar patient safety field market. Management believes that the acquisition is a significant milestone in the Company's plan to shift its focus from radio and telecommunications to products and services targeting health care and patient safety. SurgiCount owns patents issued in the United States and Europe related to patient safety, among them, the Safety-Sponge(TM) System, an innovation which management believes will allow the Company to capture a significant portion of what we believe, based on industry sources, to be approximately $650 million in annual U.S., European and Japanese surgical sponge sales.

The Safety-Sponge(TM) System allows for faster and more accurate counting of surgical sponges. SurgiCount has obtained FDA 510k exempt status for the Safety-Sponge(TM) line. The Safety-Sponge(TM) line of sponges has passed required FDA biocompatibility tests including ISO sensitization, cytotoxicity and skin irritation tests. SurgiCount is now a wholly-owned subsidiary of the Company.

China Nurse

On November 23, 2004, the Company entered into an agreement with China Nurse LLC ("China Nurse"), an international nurse-recruiting firm based in New York that focuses on recruiting and training qualified nurses from China and Taiwan for job placement with hospitals and other health care facilities in the United States. In connection with this agreement, the Company received a 5% ownership interest in China Nurse, agreed to provide referrals and other assistance and has also made a small capital investment of $50,000 in that company.

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

Unrealized appreciation of investments, net of deferred taxes, decreased by $475,605 during the year ended December 31, 2003, primarily due to the sale of a portion of the Company’s holdings of Excelsior offset by the increased valuation of Excelsior.

Unrealized appreciation of investments, net of deferred taxes, increased by $1,663,304 during the year ended December 31, 2002, primarily due to the increased valuation of Excelsior.

Taxes

Franklin does not qualify for pass through tax treatment as a Regulated Investment Company under Subchapter M of the Internal Revenue Code (the “Code”) for income tax purposes. The Company is taxed under Subchapter C of the Code and, therefore, it is subject to federal income tax on the portion of its taxable income and net capital as well as such distribution to its stockholders.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2004:

Contractual obligations	Payments due by period
	Total	Less than 1 year
Accrued purchase price of investment in Digicorp	$165,240	$165,240
Note Payable to Excelsior Radio Networks, Inc. (1)	$892,530	$892,530
Total	$$1,057,770	$$1,057,770

(1) Franklin initially purchased Excelsior securities on August 28, 2001. As part of the purchase price Franklin issued a $1,000,000 note. This note was due February 28, 2002 with interest at 3.54% but has a right of set-off against certain representations and warranties made by Winstar Radio Networks, Inc. The due date of the note has been extended indefinitely until the action described under Item 3. Legal Proceedings is settled.

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

Item 8. Financial Statements and Supplementary Data

FRANKLIN CAPITAL CORPORATION

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Page

Report of Rothstein, Kass & Company, P.C.	52

Report of Ernst & Young LLP	53

Balance Sheets as of
December 31, 2004 and 2003	54

Statements of Operations for the years
ended December 31, 2004, 2003 and 2002	55

Statements of Cash Flows for the years
ended December 31, 2004, 2003 and 2002	56

Statements of Changes in Net Assets for the years
ended December 31, 2004, 2003 and 2002	57

Financial Highlights for the years ended December 31,
2004, 2003, 2002, 2001 and 2000	58

Portfolio of Investments as of
December 31, 2004	59

Portfolio of Investments as of
December 31, 2003	60

Notes to Financial Statements	61-73

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights, the confirmation of securities owned as of December 31, 2003 by correspondence with the custodian, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ ERNST & YOUNG LLP
New York, New York
March 5, 2004

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

Balance Sheets

December 31,	2004	2003

ASSETS

Marketable investment securities, at market value (cost: December 31,
2004 - $4,058,383; December 31, 2003 - $40,899)	$4,020,154	$33,899
Investments, at fair value (cost: December 31, 2004 - $1,788,518;
December 31, 2003 - $1,908,804)
Excelsior Radio Networks, Inc.		1,921,270
Other investments	1,788,518	1,000,000
	1,788,518	2,921,270

Cash and cash equivalents	846,404	224,225
Other assets	279,167	78,638

TOTAL ASSETS	$6,934,243	$3,258,032

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes payable	$892,530	$915,754
Accounts payable and accrued liabilities	939,568	318,140
Marketable investments sold short, at market value (proceeds: December 31,
2004 - $1,064,093; December 31, 2003 - $0)	1,075,100
Due to broker	460,776

TOTAL LIABILITIES	3,367,974	1,233,894

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
10,000,000 shares authorized; 10,950 issued and outstanding
at December 31, 2004 and 2003
(Liquidation preference $1,095,000)	10,950	10,950
Common stock, $1 par value: 50,000,000 shares authorized;
2,042,689 and 1,505,888 shares issued: 1,556,901 and 1,020,100 shares
outstanding at December 31, 2004 and 2003, respectively	2,042,689	1,505,888
Paid-in capital	13,925,253	10,439,610
Unrealized (depreciation) appreciation of investments	(49,236)	1,005,466
Accumulated deficit	(9,746,555)	(8,320,944)

	6,183,101	4,640,970
Deduct: 485,788 shares of common stock held in treasury,
at cost, at December 31, 2004 and 2003, respectively	(2,616,832)	(2,616,832)

Net assets	3,566,269	2,024,138

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,934,243	$3,258,032

The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

Statements of Operations

For the Year Ended December 31,	2004	2003	2002

INVESTMENT INCOME
Interest on short term investments and money market accounts	$11,056	$3,159	$5,081
Income from affiliates	-	180,000	450,000

	11,056	183,159	455,081

EXPENSES
Salaries and employee benefits, net of reimbursements	494,167	548,269	862,970
Officer's severance	483,000	-	-
Professional fees	1,484,143	231,164	191,900
Rent	76,276	71,942	98,982
Insurance	64,083	67,728	58,036
Directors' fees	10,550	9,158	2,003
Taxes other than income taxes	50,697	29,708	39,709
Newswire and promotion	8,360	-	1,181
Depreciation and amortization	863	16,972	16,969
Interest expense	32,284	42,903	35,401
Expenses related to terminated merger	-	73,500	490,782
General and administrative	246,750	188,182	187,517

	2,951,173	1,279,526	1,985,450

Net investment loss from operations	(2,940,117)	(1,096,367)	(1,530,369)

Net realized gain on portfolio of investments:
Investment securities:
Affiliated	1,448,014	432,900	254,088
Unaffiliated	143,142	(2,017)	(16,430)
Net realized gain on portfolio of investments	1,591,156	430,883	237,658

Provision (benefit) for current income taxes	-	-	331

Net realized loss	(1,348,961)	(665,484)	(1,293,042)

(Decrease) increase in unrealized appreciation of investments
Investment securities:
Affiliated	(1,012,466)	(479,392)	1,663,304
Unaffiliated	(42,236)	3,787	-
(Decrease) increase in unrealized appreciation of investments,
net of deferred income taxes	(1,054,702)	(475,605)	1,663,304

Net (decrease) increase in net assets from operations	(2,403,663)	(1,141,089)	370,262

Preferred dividends	76,650	76,652	115,152

Net (decrease) increase in net assets attributable
to common stockholders	($2,480,313)	($1,217,741)	$255,110

Basic and diluted net (decrease) increase in net assets per share
attributable to common stockholders	($2.25)	($1.17)	$0.24

Weighted average number of common shares outstanding	1,100,324	1,037,443	1,066,195

The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

Statements of Cash Flows

For the Year Ended December 31,	2004	2003	2002

Cash flows from operating activities:
Net (decrease) increase in net assets from operations	($2,403,663)	($1,141,089)	$370,262
Adjustments to reconcile net (decrease) increase in net assets from operations to net cash used in operating activities:
Depreciation and amortization	863	16,972	16,969
Decrease (increase) in unrealized appreciation of investments	1,054,702	475,605	(1,663,304)
Net realized gain on portfolio of investments	(1,591,156)	(430,883)	(237,327)
Changes in operating assets and liabilities:
(Increase) in other assets	(201,392)	(18,013)	(4,300)
Increase (Decrease) in accounts payable and accrued liabilities	456,188	(94,840)	235,529

Total adjustments	(280,795)	(51,159)	(1,652,433)

Net cash used in operating activities	(2,684,458)	(1,192,248)	(1,282,171)

Cash flows from investing activities:
Proceeds from sale of majority-owned affiliate	-	-	1,500,000
Increase in due to broker	460,776
Proceeds from sale of affiliate	2,356,818	1,000,900	78,715
Proceeds from sale of marketable investment securities	57,805,768	28,924	6,554
Loan payments received from majority-owned affiliate	-	-	75,000
Purchases of other investments	(788,518)	-	-
Purchases of marketable investment securities	(60,394,965)	(37,166)	(22,985)

Net cash (used in) provided by investing activities	(560,121)	992,658	1,637,284

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	3,924,786	-	-
Proceeds from exercise of stock options	39,375	-	-
Payments of preferred dividends	(76,650)	(76,652)	(115,152)
Decrease in note payable	(23,224)	(36,063)	(48,183)
Proceeds from conversion right	-	-	300,000
Redemption of preferred stock	-	-	(137,500)
Proceeds related to 16B filing	2,471	-	-
Purchases of treasury stock	-	(25,661)	(71,815)

Net cash provided by (used in) financing activities	3,866,758	(138,376)	(72,650)

Net (decrease) increase in cash and cash equivalents	622,179	(337,966)	282,463

Cash and cash equivalents at beginning of year	224,225	562,191	279,728

Cash and cash equivalents at end of year	$846,404	$224,225	$562,191

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,452
Issuance of common stock for purchase of investment	$55,812
Accrued purchase price of investment	$165,240

The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

Statements of Changes in Net Assets

For the Year Ended December 31,	2004	2003	2002

Decrease in net assets from operations:
Net investment loss	($2,940,117)	($1,096,367)	($1,530,369)
Net realized gain on portfolio of investments	1,591,156	430,883	237,327
(Decrease) increase in unrealized appreciation of investments	(1,054,702)	(475,605)	1,663,304

Net (decrease) increase in net assets from operations	(2,403,663)	(1,141,089)	370,262

Capital stock transactions:
Dividends on preferred stock	(76,650)	(76,652)	(115,152)
Cash proceeds from issuance of common stock, net	3,924,786	-	-
Cash proceeds from exercise of stock options	39,375	-	-
Cash proceeds related to 16B filing	2,471	-	-
Issuance of common stock for purchase of investments	55,812	-	-
Proceeds for conversion right	-	-	300,000
Redemption of preferred stock	-	-	(137,500)
Purchase of treasury stock	-	(25,661)	(71,815)

Total (decrease) increase in net assets	1,542,131	(1,243,402)	345,795

Net assets at beginning of year	2,024,138	3,267,540	2,921,745

Net assets at end of year	$3,566,269	$2,024,138	$3,267,540

The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

Financial Highlights

For the Year Ended December 31,	2004(1)	2003(1)	2002(1)	2001(1)	2000(1)

PER SHARE OPERATING PERFORMANCE (2):
Net asset value attributable to common stockholders,
beginning of year	$0.91	$2.07	$1.19	$3.58	$7.70

Net investment loss	(2.67)	(1.06)	(1.44)	(1.28)	(2.07)
Net (loss) gain on portfolio of
investments (realized and unrealized) after taxes	0.49	(0.04)	1.78	(0.95)	(1.98)

Total from investment operations	(2.18)	(1.10)	0.34	(2.23)	(4.05)

Capital stock transactions	2.87	(0.06)	0.54	(0.16)	(0.07)

Net asset value attributable to common stockholders,
end of year	$1.59	$0.91	$2.07	$1.19	$3.58

Market value per share, end of year	$12.73	$1.06	$1.62	$4.18	$8.00

TOTAL INVESTMENT RETURN:
Based on market value per share (%)	1,100.94	(38.37)	(58.85)	(47.75)	17.13

RATIOS TO AVERAGE NET ASSETS:
Expenses (%)	105.58	48.36	56.61	37.67	25.99
Net investment loss from operations (%)	(105.18)	(41.44)	(43.64)	(33.08)	(24.73)

RATIOS/SUPPLEMENTAL DATA:
Net assets at end of period (000 omitted)	$3,566	$2,024	$3,268	$2,922	$5,579
Portfolio turnover rate (%)	2,179	26	37	89	24

(1) - Includes liquidation preference of preferred stockholders.
(2) - Calculated based on weighted average number of shares outstanding during the period.

The accompanying notes are an integral part of these financial highlights.

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

Portfolio of Investments

Marketable Investment Securities

	Number of
	Shares or		Market
	Principal		Value
December 31, 2004 (2)	Amount ($)	Cost(1)	(Note 2)

DigiCorp	3,846,027	$532,435	$532,435
Dreamworks Animation SKG, Inc.	5,000	197,950	187,550
Google, Inc.	2,500	495,404	481,975
Law Enforcements Associates Corp.	22,000	124,650	113,300
NASDAQ 100 Trust Series I Put, Exp. 1/21/2005, Strike $38.00	200	8,400	2,500
Palmone, Inc.	8,000	254,878	252,400
Thermogenesis Corp.	5,000	32,266	31,700
Tuxis Corp.	35,000	248,232	257,250
US Treasury - 2.875%, due 11/30/06	500,000	498,672	498,516
US Treasury - 3.000%, due 11/15/07	1,000,000	996,875	994,063
US Treasury - 3.500%, due 12/15/09	500,000	497,734	497,578
Federal Home Loan Mtg. Corp., due 01/19/2035	1,000,000	144,638	144,638
Certificate of Deposit - 0.7%, due 01/31/2005		26,249	26,249

		4,058,383	4,020,154

Diamonds Trust Series 1, sold short	(10,000)	(1,064,093)	(1,075,100)

Total Marketable Investment Securities (62.2% of total investments and 82.6% of net assets)		$2,994,290	$2,945,054

Investments, at Fair Value
			Number of
			Shares or		Directors'
		Equity	Principal		Valuation
December 31, 2004 (2)	Investment	Interest	Amount ($)	Cost(1)	(Note 2)

Other Investments

Alacra Corporation (21.1% of total investments and 28.0% of net assets)	Convertible Preferred Stock	1.58%	321,543	1,000,000	1,000,000
(Internet-based information provider)

China Nurse, LLC (1.1% of total investments and 1.4% of net assets)	LLC Interest	5.00%	50,000	50,000	50,000
(Healthcare Services)

Real Estate (7.7% of total investments and 10.2% of net assets)	Owned	100.00%		363,053	363,053
(Real estate development)

Real Estate (7.9% of total investments and 10.5% of net assets)	Loan		375,465	375,465	375,465
(Real estate development)

Investments, at Fair Value (37.8% of total investments and 50.1% of net assets)				$1,788,518	$1,788,518

(1) Book cost equals tax cost for all investments
(2) Total investments refers to investments and marketable investment securities.

The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

Portfolio of Investments

Marketable Investment Securities

	Number of
	Shares or		Market
	Principal		Value
December 31, 2003 (2)	Amount ($)	Cost(1)	(Note 2)

Explore Technologies	7,500	$14,650	$7,650
Certificate of Deposit - 0.7%, due 02/02/2004		26,249	26,249

Total Marketable Investment Securities (1.2% of total investments and 1.7% of net assets)		$40,899	$33,899

Investments, at Fair Value
			Number of
			Shares or		Directors'
		Equity	Principal		Valuation
December 31, 2003 (2)	Investment	Interest	Amount ($)	Cost(1)	(Note 2)

Affiliate

Excelsior Radio Networks, Inc.	Common stock	36.35%	908,804	$908,804	$1,817,608
Excelsior Radio Networks, Inc.	Warrants	-	87,111	-	103,662
Total Excelsior Radio Networks, Inc. (65.0% of total investments and 94.9% of net assets)		13.82%		908,804	1,921,270
(Radio production and advertising sales)		(fully diluted)

Other Investment

Alacra Corporation (33.8% of total investments and 49.4% of net assets)	Convertible Preferred Stock	1.68%	321,543	1,000,000	1,000,000
(Internet-based information provider)

Investments, at Fair Value (98.8% of total investments and 144.3% of net assets)				1,908,804	2,921,270

(1) Book cost equals tax cost for all investments
(2) Total investments refers to investments and marketable investment securities.

The accompanying notes are an integral part of these financial statements.

Franklin Capital Corporation
Notes to Consolidated Financial Statements
December 31, 2004

1. DESCRIPTION OF BUSINESS

Franklin Capital Corporation ("Franklin", or the "Company") is a Delaware corporation that elected to be a Business Development Company (“BDC”) under the Investment Company Act of 1940 (the "1940 Act"). A BDC is a specialized type of investment company under the Act. A BDC must be primarily engaged in the business of furnishing capital and making available managerial expertise to companies that do not have ready access to capital through conventional financial channels. Such companies are termed “eligible portfolio companies”. The Company, as a BDC, generally may invest in other securities; however, such investments may not exceed 30% of the Company’s total asset value at the time of any such investment.

On June 23, 2004, the Company entered into a Letter of Understanding (the "LOU") with Ault Glazer & Company Investment Management LLC ("Ault Glazer"). This LOU sets forth the understandings and agreements of the Company and Ault Glazer with respect to the initial steps in the execution of a strategic restructuring and recapitalization plan for the Company (the "Restructuring Plan"), as described more fully in Item 7 (Management’s discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K. The Restructuring Plan was intended to maximize stockholder value through, among other things, (i) a shift in Franklin’s investment strategy away from the radio and telecommunications industry toward a focus on the medical products/health care solutions and the financial services industries, (ii) the liquidation of Franklin's investments (including Excelsior Radio Networks, Inc.), (iii) the raising of new capital to fund new investments and (iv) the election of new directors and officers with experience and expertise in the medical products/health care solutions and the financial services industries.

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

Use of Estimates

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates.

Cash and Cash equivalents

Franklin considers only highly liquid investments such as money market funds and commercial paper with maturities of 90 days or less at the date of their acquisition as cash and cash equivalents.

At December 31, 2004 and 2003, the Company held cash and cash equivalents primarily in money market funds at two commercial banking institutions, and two broker/dealers.

In the normal course of business, all of the Company’s marketable securities transactions, money balances and security positions are transacted with a broker.  The Company is subject to credit risk to the extent any broker with which it conducts business is unable to fulfill contractual obligations on its behalf.  Management monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

Franklin Capital Corporation
Notes to Consolidated Financial Statements (continued)

Off-balance sheet risk

The Company is subject to certain inherent risks arising from its investing activities of selling securities short.  The ultimate cost to the Company to acquire these securities may exceed the liability reflected in these financial statements.

Valuation of Investments

Security investments which are publicly traded on a national exchange or Nasdaq Stock Market are stated at the last reported sales price on the day of valuation or, if no sale was reported on that date, then the securities are stated at the last quoted bid price. The Board of Directors of Franklin (the “Board of Directors”) may determine, if appropriate, to discount the value where there is an impediment to the marketability of the securities held.

Investments for which there is no ready market are initially valued at cost and, thereafter, at fair value. To determine fair value an impairment analysis is performed based upon the financial condition and operating results of the issuer and other pertinent factors as determined in good faith by the Board of Directors. Other pertinent factors taken into consideration to determine the fair value of an investment includes, but are not limited to, assumptions related to future results of operations and growth of the portfolio company, the nature and value of any collateral, the portfolio company’s ability to make payments, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. The financial condition and operating results have been derived utilizing both audited and unaudited data. In the absence of a ready market for an investment, numerous assumptions are inherent in the valuation process. Some or all of these assumptions may not materialize. Unanticipated events and circumstances may occur subsequent to the date of the valuation and values may change due to future events. Therefore, the actual amounts eventually realized from each investment may vary from the valuations shown and the differences may be material. Franklin reports the unrealized gain or loss resulting from such valuation in the Statements of Operations.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a portfolio company is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If a portfolio company obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. We did not recognize any impairments for years ended December 31, 2004 and 2003.

Gains (Losses) on Portfolio of Investments

Amounts reported as realized gains (losses) are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains (losses) reported in the prior periods. Gains (losses) are considered realized when sales or dissolution of investments are consummated.

Income Taxes

Franklin does not qualify for pass through tax treatment as a Regulated Investment Company under Subchapter M of the Internal Revenue Code (the “Code”) for income tax purposes. Therefore, the Company is taxed under Subchapter C of the Code.

Franklin Capital Corporation
Notes to Consolidated Financial Statements (continued)

Franklin accounts for income taxes in accordance with the provision of Statement of Financial Accounting Standards (“SFAS”) No. 109, "Accounting for Income Taxes". The significant components of deferred tax assets and liabilities are principally related to the Company's net operating loss carryforward and its unrealized appreciation of investments.

Stock-Based Compensation

The Company has elected to follow the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (“APB”) Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its Non-Qualified Stock Option Plan under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant.

In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” was issued. SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for equity-based employee compensation. It also amends and expands the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects on an entity’s accounting policy with respect to equity-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not require companies to account for employee equity options using the fair-value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with equity-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS No. 123 or the intrinsic-value method of APB Opinion No. 25. The Company has adopted the disclosure requirements of SFAS No. 148.

In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123, “Accounting for Stock Based Compensation” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not elected to early implement SFAS 123(R) for the year ended December 31, 2004.

The following table illustrates the effect on net income and net income attributable to common shareholders if the fair value based method had been applied to all awards.

	December 31, 2004	December 31, 2003	December 31, 2002
Net (decrease) increase in net assets
attributable to common stockholders:
As reported	$(2,480,313)	$(1,217,741)	$255,110

Deduct:
Total stock-based employee compensation
expense determined under fair value
based method for all awards, net of related
tax effect	5,094	-	4,734
Pro forma	$(2,485,407)	$(1,217,741)	$250,376

Basic and diluted net (decrease) increase
in net assets attributable to common
stockholders:
As reported	$(2.25)	$(1.17)	$0.24
Pro forma	$(2.26)	$(1.17)	$0.23

Franklin Capital Corporation
Notes to Consolidated Financial Statements (continued)

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

Net Increase (Decrease) in Net Assets Per Common Share

Net increase (decrease) in net assets attributable to common stockholders per common share is calculated in accordance with the provisions of SFAS No. 128, “Earnings per Share”.

3. INCOME TAXES

For the years ended December 31, 2004, 2003 and 2002, Franklin's tax (provision) benefit was based on the following:

	2004	2003	2002
Net investment loss from operations	$(2,940,117)	$(1,096,367)	$(1,530,369)
Net realized gain on portfolio of investments	1,591,156	430,883	237,657
(Decrease) increase in unrealized appreciation	(1,054,702)	(475,605)	1,663,304
Pre-tax book (loss) income	$(2,403,663)	$(1,141,089)	$370,592

	2004	2003	2002
Federal tax benefit (provision) at 34% on $(2,403,663),
$(1,141,089), and $370,592, respectively	$817,000	$388,000	$(126,000)
State and local, net of Federal benefit	48,000	22,500	-
Other	6,000	(5,500)	(22,000)
Change in valuation allowance	(871,000)	(405,000)	148,000
	$-	$-	$-
The components of the tax benefit are as follows:
	2004	2003	2002
Current state and local tax benefit	$-	$-	$-

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

At December 31, 2004 and 2003, significant deferred tax assets and liabilities consist of:

	Asset (Liability)
	December 31,	December 31,
	2004	2003
Deferred Federal and state benefit from net operating
loss carryforward	$3,081,000	$2,605,000
Deferred Federal and state (provision) benefit on unrealized
(appreciation) depreciation of investments	18,000	(377,000)
Valuation allowance	(3,099,000)	(2,228,000)
Deferred taxes	$—	$—

Franklin Capital Corporation
Notes to Consolidated Financial Statements (continued)

At December 31, 2004, Franklin had net operating loss carryforwards for income tax purposes of approximately $8,559,000 that will begin to expire in 2011. At a 36% effective tax rate the after-tax net benefit from this loss would be approximately $3,081,000.

4. STOCKHOLDERS’ EQUITY

The accumulated deficit at December 31, 2004, consists of accumulated net realized gains of $7,115,000 and accumulated investment losses of $16,862,000.

The convertible preferred stock has a cumulative 7% quarterly dividend and is convertible into the number of shares of common stock by dividing the purchase price for the convertible preferred stock by conversion price in effect, currently $13.33. The convertible preferred stock has antidilution provisions, which can change the conversion price in certain circumstances. In the event the Company subdivides its outstanding shares of common stock into a greater number of shares of common stock the conversion price in effect would be reduced, thereby increasing the total number of shares of common stock that the convertible preferred stock is convertible into. The holder has the right to convert the shares of convertible preferred stock at any time until February 22, 2010 into common stock. Upon liquidation, dissolution or winding up of the Company, the stockholders of the convertible preferred stock are entitled to receive $100 per share plus any accrued and unpaid dividends before distributions to any holder of the Company’s common stock.

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

Franklin Capital Corporation
Notes to Consolidated Financial Statements (continued)

During the period November 3, 2004, through December 21, 2004, Franklin held a series of four closings of the Private Placement. In conjunction with the closings Franklin issued and sold to the Investors an aggregate of 505,900 Shares and Warrants to purchase an aggregate of up to 252,950 Warrant Shares pursuant to the terms of the Subscription Agreement. At December 31, 2004, the Warrants weighted average exercise price was $11.58 with a weighted average life of 4.8 years. These issuances resulted in aggregate net proceeds to Franklin of $3,924,786. The Company is required to file a registration statement with the SEC on or before May 2, 2005, which is 180 days after initial closing of the sale transaction, registering the resale of the shares of our common stock (including the shares of common stock issuable upon exercise of the warrants) on a continuous or delayed basis under the Securities Act of 1933. The Companty is required to use its reasonable best efforts to cause the registration statement to become effective within 90 days after the date we file such registration statement with the SEC. If the registration statement does not become effective when required, the Company will pay liquidated damages to the purchasers equal to 1.0% of the purchase price.

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

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. On February 25, 2003, the case against Franklin and Sunshine was dismissed, however, on October 19, 2004, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. exercised their right to appeal. The initial lawsuit alleged that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiff's radio production and distribution business. The complaint further alleges that Franklin and Sunshine, which were co-investors in the acquisition of the plaintiffs’ radio production and distribution business, joined the alleged conspiracy in structuring a transaction in which the plaintiffs’ business was transferred to a venture primarily composed of and operated by Franklin Capital and Sunshine Wireless and where the proceeds were retained by non-bankrupt affiliates of Winstar Communications. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. An unfavorable outcome in an appeal, together with an unfavorable outcome in the lawsuit may have a material adverse effect on Franklin's business, financial condition and results of operations. The Company believes the lawsuit is without merit and intends to vigorously defend itself. These financial statements do not include any adjustments for the possible outcome of this uncertainty.

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

On May 17, 2004, as a result of the acquisition by Ault Glazer of more than 30% of the outstanding shares of the common stock of Franklin without the prior approval of the Board, Mr. Stephen Brown, Chairman and Chief Executive Officer of Franklin became entitled, if his employment with Franklin were to terminate within one year thereafter, to receive certain severance payments under the terms of his employment agreement and severance compensation agreement with Franklin. In connection with the Restructuring Plan Franklin entered into a Termination Agreement (the “Termination Agreement”) which replaces Mr. Brown’s employment agreement and severance compensation agreement and provides, as amended, Mr. Brown with a severance payment of $250,000. Franklin also agreed to continue to provide coverage to Mr. Brown and his wife under its medical, dental and vision plans for a period of three years following the date of termination. The total cost of the medical coverage for Mr. Brown and his wife is estimated to be approximately $11,000 per year. Mr. Brown also entered into a consulting agreement with Franklin, whereby, Franklin would pay Mr. Brown an aggregate amount of $200,000 payable over eight months. During the quarter ended September 30, 2004, the Company recorded the charge to operations of approximately $483,000 under the Termination Agreement.

Franklin Capital Corporation
Notes to Consolidated Financial Statements (continued)

Accounts payable and accrued liabilities at December 31, 2004 and 2003 is comprised of the following:

	December 31,	December 31,
	2004	2003
Professional Fees - legal	$351,867	$92,470
Accrued purchase price on investment	165,240	—
Officer’s severance	160,142	—
Accrued interest	112,432	82,650
Professional fees - other	52,950	102,000
Accrued - other	96,937	41,020
	$939,568	$318,140

7. INVESTMENTS

Franklin’s significant investments, determined based upon both the amount of the investment as well as the number of shares held by Franklin in the company, include the following companies:

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

Excelsior Radio Networks, Inc.

During the year ended December 31, 2004, the Company liquidated its investment in Excelsior Radio Networks, Inc. (“Excelsior”). Excelsior produces and syndicates programs and services heard on more than 2,000 radio stations nationwide across most major formats. Through its Dial Communications Global Media sales subsidiary, Excelsior sells the advertising inventory radio stations provide in exchange for the Excelsior content. The programming and content includes prep services as well as long form and short form programming. Additionally, Dial Communications Global Media has a number of independent producer clients, which range from talk and music programs to news and traffic services.

Franklin along with Sunshine initially purchased Excelsior on August 28, 2001. As part of the purchase price Franklin issued a $1,000,000 note. This note was due February 28, 2002 with interest at 3.54% but has a right of set-off against certain representations and warranties made by Winstar Radio Networks, Inc. The due date of the note has been extended indefinitely until the action described in Note 5 is settled. As of December 31, 2004, the Company incurred $107,470 in legal fees attributed to its defense of the lawsuit filed by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. and the representations and warranties made by Winstar Radio Networks, Inc. Accordingly, these fees have been set-off against the note with the remaining principal balance of $892,530 reflected as a note payable on the balance sheet.

Franklin Capital Corporation
Notes to Consolidated Financial Statements (continued)

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

On June 30, 2004, Franklin sold 200,000 common shares of Excelsior to Quince Associates, LP (“Quince”) for an aggregate purchase price of $500,000, or $2.50 per common share. On July 5, 2004, Franklin entered into an agreement with Quince to sell Franklin's remaining interest in Excelsior. The transactions contemplated by this agreement were subject to shareholder approval. On October 22, 2004, Franklin’s shareholders approved the sale and Franklin agreed to sell its remaining 550,000 shares of Excelsior common stock at $2.50 per share and warrants exercisable for 74,232 shares of Excelsior common stock at an exercise price of $1.20 per share for $1.30 per warrant and warrants exercisable for 12,879 shares of Excelsior common stock at an exercise price of $1.125 per share for $1.375 per warrant. On September 24, 2004, 100,000 shares of common stock of Excelsior were sold for an aggregate purchase price of $250,000 as an advance to the final sale. On October 22, 2004, Franklin sold its remaining interest in Excelsior to Quince for an aggregate purchase price of $1,489,210. Cumulative realized gains on the sale of Excelsior common stock and warrants to purchase Excelsior common stock to Quince amounted to $1,389,210.

The purchase price in connection with the June 30, 2004, September 24, 2004 and October 22, 2004 sales of the Company’s equity interests in Excelsior to Quince is subject to a potential adjustment whereby, in the event that the per share net proceeds from any liquidation of Excelsior exceeds $3.00 (or an amount equal to $3.00 plus $.050 multiplied by the number of years, up to five, elapsed since the closing date of the sale), Franklin will be entitled to receive 80% of the value greater than $3.00 (or such other applicable amount) per share. The purchase price adjustment for the sale will expire as of a date 5 years following the closing of each sale transaction.

Investments in Real Estate

At December 31, 2004, the Company had several real estate investments, valued at $738,518, which represents 10.0% of the Company’s total assets and 18.3% of its net assets. These investments are reflected in the Portfolio of Investments - Investments, at Fair Value. The Company holds its real estate investments in Franklin Capital Properties, LLC (“Franklin Properties”), a Delaware limited liability company and a wholly-owned subsidiary. Franklin Properties primary focus is on the acquisition and management of income producing real estate holdings. Franklin Properties’ real estate holdings consist of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. Franklin Properties is evaluating alternative uses for its real estate holdings, which range from development and capital investments as a means of generating recurring revenue to the liquidation of specific properties.

Franklin Capital Corporation
Notes to Consolidated Financial Statements (continued)

At December 31, 2004, other than its investments in real estate, Franklin had a minority ownership interest in each of its investments. As such, Franklin was not deemed to have significant influence over management of any company that it had an investment nor was it obligated to provide any additional financing.

8. STOCK OPTION PLANS

On September 9, 1997, Franklin’s stockholders approved two Stock Option Plans: a Stock Incentive Plan (“SIP”) to be offered to the Company’s consultants, officers and employees (including any officer or employee who is also a director of the Company) and a Non-Statutory Stock Option Plan (“SOP”) to be offered to the Company’s “outside” directors, (i.e., those directors who are not also officers or employees of Franklin). 112,500 shares of the Company’s Common Stock have been reserved for issuance under these plans, of which 67,500 shares have been reserved for the SIP and 45,000 shares have been reserved for the SOP. Shares subject to options that terminate or expire prior to exercise will be available for future grants under the Plans. Because the issuance of options to “outside” directors is not permitted under the Act without an exemptive order by the Securities and Exchange Commission, the issuance of options under the SOP was conditioned upon the granting of such order. The order was granted by the Commission on January 18, 2000.

The following is a summary of the status of the Stock Option Plans during the years ended:

	December 31, 2004		December 31, 2003		December 31, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	20,625	$11.39	20,625	$11.39	39,375	$11.27
Granted	26,250	$1.50	-	-	-	-
Exercised	26,250	$1.50	-	-	-	-
Forfeited	18,750	$11.13	-	-	18,750	$11.13
Expired	-	-	-	-	-	-
Outstanding at end of year	1,875	$14.00	20,625	$11.39	20,625	$11.39
Exercisable at end of year	1,875	$14.00	20,625	$11.39	20,625	$11.39

The options issued under the SIP have a remaining contractual life of 0.1 years.

9. NET (DECREASE) INCREASE IN NET ASSETS PER COMMON SHARE

The following table sets forth the computation of basic and diluted change in net assets per common share:

	December 31,
	2004	2003	2002
Numerator:
Net (decrease) increase in net
assets from operations	$(2,403,663)	$(1,141,089)	$370,262
Preferred stock dividends	(76,650)	(76,652)	(115,152)
Numerator for basic and diluted
earnings per share - net (decrease)
increase in net assets attributable
to common stockholders	$(2,480,313)	$(1,217,741)	$255,110

Denominator:
Denominator for basic and diluted
(decrease) increase in net assets
from operations - weighted -
average shares	1,100,324	1,037,443	1,066,195

Basic and diluted net (decrease) increase in
net assets from operations per share	$(2.25)	$(1.17)	$0.24

Franklin Capital Corporation
Notes to Consolidated Financial Statements (continued)

Common shares which would be issued upon exercise of warrants have been included in the dilutive per share computation. Common shares which would be issued upon conversion of the Company’s preferred stock or exercise of options have been excluded from the dilutive per share computation as they are antidilutive (see Notes 4 and 8):

	Year ended December 31,
	2004	2003	2002
Preferred stock convertible into common stock	82,125	82,125	123,375
Stock options	1,875	20,625	20,625

10. NET ASSET VALUE PER SHARE

The following table sets forth the computation of net asset value per common share attributable to common stockholders:

	December 31,	December 31,
	2004	2003
Numerator:
Numerator for net asset value per
common share, as if converted basis	$3,566,269	$2,024,138
Liquidation value of convertible preferred
stock	(1,095,000)	(1,095,000)
Numerator for net asset value per share
attributable to common stockholders	$2,471,269	$929,138

Denominator:
Number of common shares outstanding,
denominator for net asset value per share
attributable to common stockholders	1,556,901	1,020,100
Number of shares of common stock to be
issued upon conversion of preferred stock	82,125	82,125
Denominator for net asset value per common
share as if converted basis	1,639,026	1,102,225

Net asset value per share attributable to common stockholders	$1.59	$0.91

Net asset value per common share, as if converted basis	$2.18	$1.84

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

Franklin Capital Corporation
Notes to Consolidated Financial Statements (continued)

12. SELECTED QUARTERLY DATA (UNAUDITED)

	2004
	Quarter 1	Quarter 2	Quarter 3	Quarter 4

Total investment income	$165	$50	$155	$10,686
Net investment loss from operations	(292,683)	(396,647)	(1,296,010)	(954,777)
Net (decrease) increase in net assets
attributable to common stockholders	(159,610)	15,577	(1,315,172)	(1,021,108)
Basic and diluted earnings per common share	(0.16)	0.02	(1.26)	(0.85)

	2003
	Quarter 1	Quarter 2	Quarter 3	Quarter 4

Total investment income	$45,678	$45,080	$45,090	$47,311
Net investment loss from operations	(273,727)	(277,926)	(271,683)	(273,031)
Net (decrease) increase in net assets
attributable to common stockholders	(245,347)	(821,688)	145,013	(295,719)
Basic and diluted earnings per common share	(0.23)	(0.79)	0.14	(0.29)

13. RELATED PARTY TRANSACTIONS

In conjunction with the Restructuring Plan, the Company’s headquarters were relocated from New York, New York to Santa Monica, California. Office facilities are currently being provided to the Company at no cost by Ault Glazer. Ault Glazer is a private investment management firm that manages an estimated $20 million in individual client accounts and private investment funds. Ault Glazer has been given discretionary authority to buy, sell, and vote securities on behalf of each of those client accounts and funds. Together, Milton “Todd” Ault III (“Ault”), Chairman and Chief Executive Officer of the Company, and Louis Glazer, Chief Health and Science Officer of Franklin Medical Products, LLC (a wholly-owned subsidiary of Franklin) and Class I Director of the Company, and Melanie Glazer, Manager of Franklin Properties, (together, the “Glazers”) own approximately 99% of the outstanding membership interests in Ault Glazer. As of December 31, 2004, Ault Glazer, Ault and the Glazers indirectly beneficially own or control approximately 25.5% of the outstanding common stock of the Company and beneficially own approximately 98.2% of the outstanding preferred stock of the Company.

At December 31, 2004, the Company had an amount due from Strome Securities of $65,735 recorded in other assets. Until December 31, 2004, Ault was a registered representative of Strome Securities.

Franklin entered into a services agreement with Excelsior, which terminated at December 31, 2003, whereby Franklin provided Excelsior with certain services. Franklin received a management fee of not less than $15,000 per month as determined by Excelsior's board. Additionally, Franklin's chief financial officer served in that capacity for Excelsior and his salary and benefits were allocated between Excelsior and Franklin on an 80/20 basis. During the years ended December 31, 2004, 2003, and 2002, Franklin earned $0, 180,000 and $450,000, respectively, in management fees and was reimbursed $0, $144,000 and $120,936, respectively, for salary and benefits for Franklin's chief financial officer, which was recorded as a reduction of expenses on Franklin.

Franklin is entitled to designate two members to the Board of Directors of Digicorp, a company in which Franklin has an investment. Franklin’s first designee, Melanie Glazer, who is also manager of our subsidiary Franklin Capital Properties, LLC, was appointed on December 29, 2004

Franklin Capital Corporation
Notes to Consolidated Financial Statements (continued)

14. SUBSEQUENT EVENTS

On February 25, 2005, the Company acquired all of the outstanding securities of Surgicount Medical, Inc. in exchange for approximately $340,000 in cash payments and 200,000 shares of Franklin common stock valued at approximately $3,695,600 and incurred approximately $60,000 of direct costs associated with the transaction. The value assigned to the stock portion of the purchase price is $18.48 per share based on the average closing price of Franklin’s common stock for the five days beginning two days prior to and ending two days after February 4, 2005, the date of the Agreement and Plan of Merger and Reorganization (the “Merger”). In addition, in the event that prior to the fifth anniversary of the closing of the Merger the cumulative gross revenues of SurgiCount exceed $500,000 the Company is obligated to issue an additional 16,667 shares of Franklin common stock to certain SurgiCount shareholders. Should the cumulative gross revenues exceed $1,000,000 during the five-year period the additional shares would be increased by 16,667, for a total of 33,334 additional shares. Such amount is not included in the aggregate purchase price and will be recorded when and if issued.

On March 2, 2005, the Company filed a proxy statement with the Securities and Exchange Commission (the “SEC”) relating to its 2004 annual stockholder meeting to be held on March 30, 2005. One of the proposals included in the proxy statement, which was unanimously approved by the Company’s Board of Directors, seeks stockholder approval to withdraw the Company’s election to be regulated as a business development company under the 1940 Act. If approved the Company shall be required to present its financial statements in accordance with the provisions of the Securities Exchange Act of 1934, as amended. The pro forma unaudited balance sheet presented below gives effect to the withdrawal of the Company’s election to be regulated as a business development company. The pro forma unaudited balance sheet assumes the withdrawal had occurred as of January 1, 2003. The pro forma unaudited balance sheet includes the historical amounts of the Company adjusted to reflect the effects of the Company’s withdrawal of its election to be regulated as a business development company. The pro forma information should be read in conjunction with the historical financial statements of the Company.

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES PRO FORMA
UNAUDITED PRO FORMA BALANCE SHEET

December 31,	2004	2003

ASSETS

Cash and cash equivalents	$846,404	$224,225
Trading assets	4,020,154	1,955,169
Other current assets	255,510	58,432
TOTAL CURRENT ASSETS	5,122,068	2,237,826

Property, plant and equipment, net	23,657	20,206
Other long-term investments	1,788,518	1,000,000

TOTAL ASSETS	$6,934,243	$3,258,032

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable	$892,530	$915,754
Accounts payable and accrued liabilities	939,568	318,140
Trading assets sold short	1,075,100
Due to broker	460,776

TOTAL CURRENT LIABILITIES	3,367,974	1,233,894

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
10,000,000 shares authorized; 10,950 issued and outstanding
at December 31, 2004 and 2003
(Liquidation preference $1,095,000)	10,950	10,950
Common stock, $1 par value: 50,000,000 shares authorized;
2,042,689 and 1,505,888 shares issued: 1,556,901 and 1,020,100 shares
outstanding at December 31, 2004 and 2003, respectively	2,042,689	1,505,888
Paid-in capital	13,925,253	10,439,610
Accumulated deficit	(9,795,791)	(7,315,478)

	6,183,101	4,640,970
Deduct: 485,788 shares of common stock held in treasury
at cost, at December 31, 2004 and 2003, respectively	(2,616,832)	(2,616,832)

Total stockholders' equity	3,566,269	2,024,138

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,934,243	$3,258,032

Franklin Capital Corporation
Notes to Consolidated Financial Statements (continued)

On March 2, 2005, the Company made an investment in the common stock of Administration for International Credit & Investments, Inc. (“AICI”), valued at $440,000, which represented 6.3% of the Company's total assets and 12.3% of its net assets at December 31, 2004. Additionally, the Company received 225,000 warrants to purchase common stock at $1.50 per share and 225,000 warrants to purchase common stock at $2.00 per share. The warrants are exercisable for a period of five years and are callable by AICI in certain instances. AICI operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. AICI’s fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through AICI’s system. AICI invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties. AICI’s name changed to Ipex, Inc. and began trading on the OTC Bulletin Board on March 29, 2005.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On July 6, 2004, Ernst & Young, LLP (“E&Y”) indicated to the Company that, due to economic reasons, E&Y would not stand for re-election as Franklin’s independent accountants for the year ended December 31, 2004 and that the client auditor relationship between the Company and E&Y will cease upon the filing of the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, which Form 10-Q was filed August 16, 2004. As such, there was a change in accountants. However, the decision to change accountants was not presented to, recommended or approved by the Audit Committee or the Board. Further, during Franklin’s fiscal years ended December 31, 2002 and 2003, and through August 16, 2004, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreements in connection with its report.

As a result of the resignation of E&Y, the Company, upon the approval and recommendation of the Audit Committee (which consisted solely of directors who are not “interested persons” of the Company), engaged Rothstein Kass on October 28, 2004 to serve as the Company’s independent accountants for the fiscal year ending December 31, 2004. Prior to this engagement, Rothstein Kass had not performed any services on behalf of the Company or been consulted in respect of the Company during the Company’s two most recent fiscal years or any subsequent interim period. Rothstein Kass has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.

Item 9A. Controls and Procedures.

The Company’s chief executive officer and the person performing the functions as chief financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on such evaluation, they have concluded that, as of the end of the period covered by this annual report, the Company’s disclosure controls and procedures are effective to ensure that all information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is: (1) accumulated and communicated to the Company’s management, including the Company’s chief executive officer and the person performing the functions as chief financial officer, as appropriate to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by this annual report.

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

All of the Company’s directors are independent with the exception of Milton “Todd” Ault III and Louis Glazer, M.D., Ph.G.

Common Stock Directors

Milton “Todd” Ault III, age 35, is the Chairman and Chief Executive Officer of the Company and has served as a director of the Company since June 23, 2004. He is the co-founder, in 1998, the controlling and managing member and chief investment officer of Ault Glazer, a private investment management firm headquartered in Santa Monica, California that manages approximately $20 million in individual client accounts and private investment funds. Mr. Ault also serves on the board of directors of Definitely for Kids, a philanthropic organization devoted to assisting hearing-impaired children. Prior to founding Ault Glazer, Mr. Ault served as a portfolio manager and regional institutional financial advisor for Prudential Securities. Mr. Ault has also previously served as an institutional account executive for Dean Witter Reynolds. Until December 31, 2004, Mr. Ault was a registered representative of Strome.

Alice M. Campbell, (1), (2) age 55, has served as a Class II Director of the Company since October 22, 2004. Ms. Campbell also currently serves as an investigator and consultant, specializing in research and litigation services, financial investigations and computer forensics, for major companies and law firms throughout the United States. Ms. Campbell is a certified fraud specialist, as well as a certified instructor for the Regional Training Center of the United States Internal Revenue Service (the “IRS”) and for the National Business Institute. Previously, Ms. Campbell served as a special agent for the United States Treasury Department where she conducted criminal investigations and worked closely with the United States Attorney’s Office and with several federal agencies, including the IRS, Federal Bureau of Investigation, Secret Service, Customs Service, State Department, Drug Enforcement Agency, Bureau of Alcohol, Tobacco and Firearms and U.S. Postal Service. Ms. Campbell received her B.A. from the University of North Carolina, Chapel Hill and has attended various specialized schools dealing with financial matters.

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

Preferred Stock Directors

Louis Glazer, M.D., Ph.G., age 73, is the Chief Health and Science Officer of Franklin Medical Products, LLC (a wholly-owned subsidiary of the Company) and has served as a Class III Director of the Company since October 22, 2004. Dr. Glazer also currently serves as a member of Ault Glazer’s advisory board and as an independent biotechnology and medical consultant. Until 2002, Dr. Glazer served as the chief anesthesiologist and medical director for the Vitreo-Retinal Clinic in Memphis, Tennessee. Prior to that, Dr. Glazer taught obstetrics anesthesia at the University of Tennessee, while practicing anesthesiology at Baptist East Hospital, Methodist Hospital, St. Francis Hospital and Baptist Memorial Hospital in Memphis, Tennessee. Dr. Glazer was also responsible for establishing anesthesia programs at Baptist Memorial Hospital and Methodist Hospital South in Memphis, Tennessee. Dr. Glazer received his B.S. in pharmacy from the University of Oklahoma and his M.D. from the University of Bologna School of Medicine in Italy.

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

1 - Member of Compensation Committee, 2 - Member of Audit Committee

Executive Officers as of February 28, 2005

The executive officers of the Company and its subsidiaries are as follows:

Name and Age	Office	Served as an Officer Since
Milton “Todd” Ault III (35)	Chief Executive Officer	2004
Lynne Silverstein (34)	President and Secretary	2004
Louis Glazer, M.D., Ph.G. (73)	Chief Health and Science Officer of Franklin Medical Products, LLC	2005
Melanie Glazer (63)	Manager of Franklin Capital Properties, LLC	2005

Certain family relationships exist among the directors and/or executive officers of the Company. Specifically, Lynne Silverstein, the President and Secretary of the Company, is the step-daughter of Louis Glazer. Louis Glazer is the Chief Health and Science Officer of Franklin Medical Products, LLC (a wholly-owned subsidiary of the Company) and a Class III Director of the Company. In addition, Louis Glazer and Melanie Glazer are husband and wife. Melanie Glazer is the Manager of our subsidiary Franklin Capital Properties, LLC.

Executive Officers

Milton “Todd” Ault III, Chairman and Chief Executive Officer. For additional information about Mr. Ault, please see the Directors’ biographical information section above.

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

Louis Glazer, M.D., Ph.G., Chief Health and Science Officer of Franklin Medical Products, LLC (a wholly-owned subsidiary of Franklin). For additional information about Dr. Glazer, please see the Directors’ biographical information section above.

Melanie Glazer, age 63, is the Manager of Franklin Capital Properties, LLC (a wholly-owned subsidiary of Franklin). Mrs. Glazer co-founded Ault Glazer in 1998 and serves as a Banking/ Special Situations Analyst. Mrs. Glazer began her career in banking in 1976 as Officer of United American Bank, responsible for business development, government relations and public relations. From 1978 to 1985 she was Vice President of Investors Savings & Loan Association in Nashville, Tennessee, where she managed a branch office and was responsible for business development, advertising for all offices, public relations, and was in charge of the savings incentive program. Mrs. Glazer joined Dobson & Johnson, Inc. in 1986, where she was a Real Estate Broker. In 1989, Mrs. Glazer established her own Realty company, Morris Glazer Realty, which she ran successfully until 2003. Ms. Glazer received her B.A. in History in 1964 from George Peabody College, part of Vanderbilt University.

Certain Significant Consultants

On December 10, 2004, the Company entered into a consulting agreement with Apex Financial Management Services L.L.C. for the engagement of William Horne (the "Horne Consulting Agreement"). The Horne Consulting Agreement provides that Mr. Horne will serve as a consultant to the Company on financial and accounting related matters of the Company. The term of the agreement is month-to-month. Pursuant to the terms of the Horne Consulting Agreement, Mr. Horne is entitled to receive a monthly consulting fee of approximately $4,200, which the Board may increase at its discretion from time to time. The Board may also award options to Mr. Horne in the future, subject to applicable laws, including the provisions of the 1940 Act.

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

PRINCIPAL
			TERM OF OFFICE	OCCUPATION(S)	OTHER DIRECTORSHIPS
		POSITIONS(S) HELD	AND LENGTH OF	DURING PAST	HELD BY DIRECTOR OR
NAME AND ADDRESS	AGE	WITH COMPANY	TIME SERVED	5 YEARS	NOMINEE FOR DIRECTOR

INTERESTED PERSONS

MILTON "TODD" AULT III(2)(8)	35	Chairman and	Term of one year;	Member and	None
100 Wilshire Boulevard		Chief Executive	served as Chairman	Investment
Santa Monica, California 90401		Officer Class III	and CEO since	advisor of Ault
		Director	October 22,	Glazer (3)
2004 and as
director since
June 23, 2004

LOUIS GLAZER, M.D., PH.G(1)(8)	73	Class III Director	Served as director	Member of Ault	None
100 Wilshire Boulevard			since October 22,	Glazer (3);
Santa Monica, California 90401			2004 and Chief	independent
			Health and Science	medical and
			Officer of	biotechnology
			Franklin Medical	consultant
Products, LLC
Since January 1,
2005

NON-INTERESTED PERSONS

BRIGADIER GENERAL (RET.)
LYTLE BROWN III(1)(6)	72	Class I Director	Served since	Owner and manager	None
1601 Ardenwood Court			October 22, 2004	of Marmatic
Nashville, Tennessee 37215				Enterprises (4);
senior tax
professional for
H&R Block, Inc.

HERBERT LANGSAM(1)(7)	73	Class II Director	Served since	President of	None
5300 Wisteria Drive			October 22, 2004	Medicare
Oklahoma City, Oklahoma 73142				Recoveries,
Inc. (5)

ALICE CAMPBELL(1)(7)	55	Class II Director	Served since	Independent private	None
1211 Ridgeway Road #130			October 22, 2004	investigator/
Memphis, Tennessee 38119				consultant

EXECUTIVE OFFICERS

LYNNE SILVERSTEIN(2)	33	President and	Served since	CEO, Director of	None
100 Wilshire Boulevard		Secretary	October 22, 2004	Operations and
Santa Monica, California 90401				Member of Ault
Glazer (3)

(1)	On October 22, 2004, Irving Levine, David T. Lender and Laurence Foster were replaced as directors of the Company by Lytle Brown, Herbert Langsam, Alice Campbell, and Louis Glazer.

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

Audit Committee

The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements. The Audit Committee is presently composed of three persons, including Messrs. Herbert Langsam and Lytle Brown III and Ms. Alice Campbell, each of whom are considered independent under the rules promulgated by the AMEX and under Rule 10A-3 under the Exchange Act, and each of whom is financially literate as required by the rules of AMEX. Ms. Campbell serves as the chairman of the Audit Committee. The Board has determined that Ms. Campbell is an “audit committee financial expert” as defined under Item 401 of Regulation S-K of the Exchange Act, and “financially sophisticated” as defined by the rules of AMEX. Ms. Campbell meets the current independence and experience requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person” of the Company as defined in Section 2(a)(19) of the Investment Company Act.

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

To the Company’s knowledge, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that its executive officers, directors and greater than 10% beneficial owners have complied with the Section 16(a) filing requirements applicable to them for the fiscal year ended December 31, 2004, except that Brown did not timely file two reports on Form 4 covering nine transactions, one transaction and eight transactions respectively in 2004; Laurence Foster did not timely file one report on Form 4 covering three transactions in 2004; Hiram Lazar did not timely file one report on Form 4 covering twelve transactions in 2004; David Lender did not timely file one report on Form 4 covering three transactions in 2004; Irving Levine did not timely file three reports on Form 4 covering six transactions, three transactions, two transactions, and one transaction respectively in 2004; Ault Glazer did not timely file two Form 4 reports covering 22 transactions, one transaction and 21 transactions respectively in 2004; Louis Glazer did not timely file one report on Form 3 covering three transactions in 2004; Lynne Silverstein did not timely file on report of Form 3 covering three transactions in 2004; Alice Campbell did not timely file one report on Form 3 covering two transactions and one report on Form 4 covering two transactions in 2004; Herbert Langsam did not timely file one report on Form 3 covering one transaction and one report on Form 4 covering two transactions in 2004; Lytle Brown did not timely file one report on Form 3 covering one transaction and one report on Form 4 covering two transactions in 2004; and Steven Bodnar and Bodnar Capital Management LLC each did not timely file one report on Form 3 covering two transactions in 2004.

Item 11. Executive Compensation

The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal years ended December 31, 2004, 2003 and 2002.

SUMMARY COMPENSATION TABLE
					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Stephen L. Brown (1)	2004	$350,000	$7,500	$4,869	---	---	---	$250,000
Chief Executive Officer	2003	$427,000	---	---	---	---	---	---
	2002	$450,000	---	---	---	---	---	---

Hiram M. Lazar (2)	2004	$25,000	$13,750	---	---	---	---	---
Chief Financial Officer	2003	$163,750	---	---	---	---	---	---
	2002	$133,750	---	---	---	---	---	---

Milton “Todd” Ault III (3)	2004	---	---	---	---	---	---	$500
Chief Executive Officer	2003	---	---	---	---	---	---	---
	2002	---	---	---	---	---	---	---

(1)	Mr. Brown resigned from his position as Chief Executive Officer on October 22, 2004.
(2)	Mr. Lazar resigned from his position as Chief Financial Officer on October 22, 2004.
(3)	Mr. Ault was hired as Chairman and Chief Executive Officer of the Company on October 22, 2004.

Compensation of Directors

As of December 31, 2004, each director of the Company is eligible to receive a fee of $500 plus reimbursement of expenses incurred in attending each board meeting.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee members currently are Messrs. Herbert Langsam and Lytle Brown III and Ms. Alice Campbell, each of whom is not an "interested person" as defined in Section 2(a)(19)of the Investment Company Act, and is "independent" for purposes of the AMEX rules. Each member of the Compensation Committee is a "non-employee director" for purposes of Rule 16b-3 under Section 16 of the Exchange Act and an "outside director" for purposes of Section 162(m) of the Code. Mr. Langsam serves as the chairman of the Compensation Committee. None of these individuals is a present or former officer or employee of the Company. Messrs. Levine and Lender were replaced as members of the Compensation Committee on October 22, 2004.

During the last fiscal year, no executive officer of the Company served either as:(1)a member of the compensation committee(or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors)of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company;(2) a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; or (3) a member of the compensation committee(or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Option Grants

No options were granted during the year ended December 31, 2004, to the Chief Executive Officer of the Company or the other executive officers of the Company.

Option Exercises

No options were exercised during the year ended December 31, 2004, by the Chief Executive Officer of the Company or the other executive officers of the Company.

Employment Agreements

In connection with the Restructuring Plan, the Company entered into a Termination Agreement and Release (the “Termination Agreement”) with Stephen L. Brown that contained the terms of his resignation from the Company. Mr. Brown resigned from his positions as Chairman and Chief Executive Officer on October 22, 2004. Pursuant to the terms of the Termination Agreement, we paid Mr. Brown a severance payment of $250,000. In addition, we also agreed to: (i) pay Mr. Brown an aggregate amount of $200,000 payable over eight months for consulting services to the Company on historical matters concerning the Company’s operations and stock portfolio as may be reasonably requested from time to time by a designee of the Board, and (ii) continue to provide coverage to Mr. Brown and his wife under our medical, dental and vision plans for a period of three years following the date of termination. The Company recorded a charge to operations of approximately $483,000 in 2004 under the Termination Agreement.

On July 26, 2002, the Board had authorized an amendment to Mr. Brown’s Employment Agreement with the Company (as amended, the “Stephen Brown Employment Agreement”). The Stephen Brown Employment Agreement would have expired on December 31, 2004 (“the Term”).

The Stephen Brown Employment Agreement provided that Mr. Brown would serve as the Chairman and Chief Executive Officer of the Company and be responsible for the general management of the affairs of the Company, reporting directly to the Board. It also provided that he would serve as a member of the Board for the period of which he was elected or reelected.

Mr. Brown received compensation under the Stephen Brown Employment Agreement in the form of base salary of $420,000. In addition, the Board had the authority to increase such salary at its discretion from time to time. Mr. Brown was also entitled to be paid bonuses as the Board determined in its sole discretion. Under the Stephen Brown Employment Agreement, the Company furnished Mr. Brown with an automobile and reimbursed him for certain expenses related to such automobile. In addition, Mr. Brown was reimbursed for expenses related to membership in a club to be used primarily for business purposes. Mr. Brown was entitled under the Stephen Brown Employment Agreement to participate in any employee benefit plans or programs and to receive all benefits, perquisites and emoluments for which salaried employees are eligible. Mr. Brown was also entitled to severance pay in the event of termination without cause or by constructive discharge equal to the remaining base salary payable under the Stephen Brown Employment Agreement and provided death benefits payable to his surviving spouse equal to Mr. Brown’s base salary for a period of one year.

In addition, on July 26, 2002 the Board authorized an amendment to Stephen L. Brown’s Severance Agreement (as amended, the “Stephen Brown Severance Agreement”). Under the terms of the Stephen Brown Severance Agreement, Mr. Brown was entitled to receive severance if following a change in control (as defined in the Stephen Brown Severance Agreement) his employment is terminated by the Company without cause or by the executive within one year of such change in control. The amendment increased the amount of the severance payment Mr. Brown was entitled to receive upon the occurrence of such event from 1.5 to 2.5 times his average compensation over the past five years.

A copy of the Termination Agreement was included as an exhibit to the Company’s report on Form 8-K filed with the SEC on June 24, 2004 and a copy of Amendment No. 1 to the Termination Agreement was included as an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 30, 2004.

All of the foregoing events are discussed in more detail in the definitive proxy materials filed with the SEC on September 30, 2004, and March 3, 2005.

Mr. Lazar resigned from his positions as Chief Financial Officer and Secretary on October 22, 2004. On January 1, 2003, Mr. Hiram Lazar had entered into an employment agreement with the Company, the “Hiram Lazar Employment Agreement”. The Hiram Lazar Employment Agreement expired on December 31, 2003 (“the Term”). The Term automatically renewed from year to year thereafter, unless the Company notified Mr. Lazar not less than 90 days prior to the end of any Term in writing that the Company will not be renewing the Hiram Lazar Employment Agreement.

The Hiram Lazar Employment Agreement provided that Mr. Lazar would serve as the Chief Financial Officer of the Company and be responsible for the financial affairs of the Company, reporting directly to the Chief Executive Officer.

Mr. Lazar received compensation under the Hiram Lazar Employment Agreement in the form of base salary of $160,000. In addition, the Board had the authority to increase such salary at its discretion from time to time. Mr. Lazar was also entitled to be paid bonuses up to 20% of base salary as the Board determined in its sole discretion. Mr. Lazar was entitled under the Hiram Lazar Employment Agreement to participate in any employee benefit plans or programs and to receive all benefits, perquisites and emoluments for which salaried employees are eligible. Mr. Lazar was also entitled to severance pay in the event of termination without cause or by constructive discharge equal to the remaining base salary payable under the Hiram Lazar Employment Agreement and provided for death benefits payable to his surviving spouse equal to Mr. Lazar’s base salary for a period of six months. Excelsior reimbursed the Company for 80% of Mr. Lazar’s total compensation.

Consulting Agreement

On December 10, 2004, the Company entered into a consulting agreement with Apex Financial Management Services L.L.C. for the engagement of William Horne (the "Horne Consulting Agreement"). The Horne Consulting Agreement provides that Mr. Horne will serve as a consultant to the Company on financial and accounting related matters of the Company. The term of the agreement is month-to-month. Pursuant to the terms of the Horne Consulting Agreement, Mr. Horne is entitled to receive a monthly consulting fee of approximately $4,200, which the Board may increase at its discretion from time to time. The Board may also award options to Mr. Horne in the future, subject to applicable laws, including the provisions of the 1940 Act.

Compensation Plans

On September 9, 1997, Franklin Capital’s stockholders approved two Stock Option Plans: a Stock Incentive Plan (“SIP”) to be offered to Franklin Capital’s consultants, officers and employees (including any officer or employee who is also a director of Franklin Capital) and a Non-Statutory Stock Option Plan (“SOP”) to be offered to Franklin Capital’s “outside” directors, i.e., those directors who are not also officers or employees of Franklin. 112,500 shares of Franklin Capital’s common stock have been reserved for issuance under these plans, of which 67,500 shares have been reserved for the SIP and 45,000 shares have been reserved for the SOP.

Shares subject to options that terminate or expire prior to exercise will be available for future grants under the plans. Because the issuance of options to “outside” directors is not permitted under the Investment Company Act without an exemptive order by the Securities and Exchange Commission, the issuance of options under the SOP was conditioned upon the granting of such order. The order was granted by the Commission on January 18, 2000.

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

Type of Awards

The SIP permits, at the discretion of the Committee, the granting to SIP participants of options to purchase Common Stock (including incentive stock options within the meaning of Section 422 of the Code (“ISOs”) or “non-statutory stock options” (“non-ISOs”)), stock appreciation rights, restricted stock and tax offset bonuses. A stock appreciation right entitles an optionee to an amount equal to the excess of the fair market value of one share of common stock over the per share exercise price multiplied by the number of shares in respect of which the stock appreciation right is exercised. Stock appreciation rights may only be granted in conjunction with all or part of an option grant.

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

Upon exercise of an ISO or non-ISO, the Committee may elect to cash out all or any portion of the shares of common stock for which an option is being exercised by paying the optionee the excess of the fair market value of a share of common stock over the per share exercise price for each such option share being cashed out. All options granted under the SIP become automatically exercisable upon a “change of control” and remain exercisable until expiration of their respective terms. A “change in control” is defined in the Stock Option Plans as the acquisition by any person or group (other than Stephen L. Brown and his Affiliates) of more than 25% of the voting securities of the Company or a sale or other disposition of all or substantially all of the assets of the Company to any person.

Administration

The SIP will be administered by a committee of the Board of Directors composed of not fewer than two outside directors each of whom will qualify as a “non-employee director” within the meaning of Rule 16b-3 of the 1934 Act and an “outside Director” within the meaning of Section 162(m) of the Code with all grants under the SIP approved pursuant to Section 57(o) of the 1940 Act. Section 57(o) of the 1940 Act requires that grants be approved by a majority of the directors with no financial interest in the grant and a majority of non-interested directors. The Committee will have the authority, among other rights, to select the participants to whom awards may be granted, determine whether to grant ISOs, non-ISOs, stock appreciation rights or restricted stock, or any combination thereof and determine the vesting terms and other conditions of an award to an SIP participant.

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

Transition of Awards

Under the SIP, generally, upon an SIP participant’s death or when an SIP participant’s employment is terminated for any reason, all unvested stock options will be forfeited. Upon the termination of employment of an optionee other than as a result of the optionee’s death, unless otherwise provided in such optionee’s option agreement, an optionee’s right to exercise a vested option will expire three months after termination of employment. If an optionee’s employment is terminated by reason of death, the period of exercise for options vested at the optionee’s death is 12 months. Options are not transferable except on the death of the optionee, by will or the laws of decent and distribution. Stock appreciation rights may be exercised and transferred to the same extent that the options to which they relate may be exercised or transferred.

The Board of Directors may terminate, suspend, amend or revise the SIP at any time subject to limitations in the plan. The Board may not, without the consent of the optionee, alter or impair rights under any award previously granted except in order to comply with applicable law.

Non-Statutory Stock Option Plan (SOP)

Purpose

The purpose of the SOP is to further the interests of the Company, its stockholders and its employees by providing the “outside” directors of the Company (i.e., those who are not also officers and employees of the Company) the opportunity to purchase the Common Stock of the Company as an appropriate reward for the dedication and loyalty of the “outside” directors.

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

Termination of Awards

Under the SOP, options expire 30 days after the date of a SOP participant’s appointment with the Company is terminated except if such termination is by reason of death or disability. In the event of termination by reason of disability, options expire 12 months after such termination. In the event of the participant’s death while serving as director or within the 30-day period following termination of the participant’s appointment, options expire 12 months following the date of death.

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

The number of shares of common stock reserved for issuance under the Stock Option Plans, the number of shares issuable upon the exercise of options or subject to stock appreciation rights, the exercise price of such awards and the number of restricted stock awards granted under the Stock Option Plans may be subject to “anti-dilution” adjustments, in the sole discretion of the Committee, in the event of any merger, reorganization, consolidation, separation, liquidation, stock dividend, stock split, share combination, recapitalization or other change in corporate structure affecting the outstanding common stock of the Company.

Grant and Exercise of Awards

The exercise price for options under the Stock Option Plans will be determined, in the case of the SIP, by the Committee, and in the case of the SOP, by the Board of Directors, but will not be less than the “Fair Market Value” of the Company’s common stock at the date of grant (as defined in the Stock Option Plans as the closing market price of the common stock on the American Stock Exchange on the date of such grant).

Options granted under the Stock Option Plans are exercisable for a period of 10 years from the date of grant (five years with respect to ISOs granted to optionees who own more than 10% of the voting power of the Company or any subsidiary) or such shorter period as the administrator of such plan (either the Committee or the Board, as the case may be) may establish as to any or all shares of common stock subject to any option. Options will become exercisable in accordance with the vesting schedule prescribed in such optionee’s option agreement, and may be subject to satisfaction of such other conditions as the administrator may determine. Stock appreciation rights granted under the SIP are exercisable to the same extent as the options to which they relate and upon exercise terminate the related option.

An employee, officer or director exercising a non-ISO pursuant to the SIP may elect to have the Company withhold shares of the Company’s common stock to satisfy tax liabilities arising from the exercise of such options. Initially, there will be three employees of the Company, two of whom are also directors, who will be eligible to participate in the SIP. There are five outside directors eligible to participate in the SOP.

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

The amount that the fair market value of shares of common stock on the exercise date of an ISO exceeds the exercise price generally will constitute an item that increases the optionee’s alternative minimum taxable income.

In general, the Company will not be required to withhold income or payroll taxes on the timely exercise of an ISO.

Non-ISOs

In general, an optionee will not be subject to tax at the time a non-ISO is granted. Upon exercise of a non-ISO where the exercise price is paid in cash, the optionee generally must include in ordinary income at the time of exercise an amount equal to the excess, if any, of the fair market value of the shares of common stock at the time of exercise over the exercise price. The optionee’s tax basis in the shares acquired upon exercise will equal the exercise price plus the amount taxable as ordinary income to the optionee. The federal income tax consequences of an exercise of a non-ISO where the exercise price is paid in previously owned shares of common stock are generally similar to those where the exercise price is paid in cash. However, the optionee will not be subject to tax on the surrender of such shares, and the tax basis of the shares acquired on exercise that are equal in number to the shares surrendered will be the same as the optionee’s tax basis in such surrendered shares. Special timing rules may apply to an optionee who is subject to reporting under Section 16(a) of the 1934 Act (generally an executive officer of the Company) and would be subject to liability under Section 16(b) of the 1934 Act.

The Company generally will be entitled to a deduction in the amount of an optionee’s ordinary income at the time such income is recognized by the optionee upon the exercise of a non-ISO. Income and payroll taxes are required to be withheld for employees on the amount of ordinary income resulting from the exercise of a non-ISO.

On May 11, 2004, 26,250 options were granted under the SOP to three eligible “outside” directors. The strike price of the options was $1.50 per share, which represented the closing price of Franklin’s common stock as reported by the American Stock Exchange on that date. The options granted vested immediately and were exercised in June 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the Commission) of the Company’s common stock as of February 28, 2005, by 1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, 2) each director of the Company, 3) each current executive officer listed in the Summary Compensation Table and 4) all directors and executive officers of the Company as a group. Except as otherwise indicated, to the Company’s knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The address for all beneficial owners, unless stated otherwise below, is c/o Franklin Capital Corporation 450 Park Avenue, Suite 2002, New York, NY 10022.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Ault Glazer & Company Investment Management LLC 100 Wilshire Boulevard Santa Monica, CA 90401	476,900	(1)	27.1%
Melanie Glazer 100 Wilshire Boulevard Santa Monica, CA 90401	476,900	(1)	27.1%
Steven Bodnar & Bodnar Capital Management LLC 680 Old Academy Road Fairfield, CT 06824	281,250	(2)	16.0%
Brian Stewart 222 Seventh Street, No. 105 Santa Monica, CA 90402	95,000	(3)	5.4%
Dr. William Stewart 222 Seventh Street, No. 105 Santa Monica, CA 90402	95,000	(3)	5.4%
Milton “Todd” Ault III 100 Wilshire Boulevard Santa Monica, CA 90401	476,900	(1)	27.1%
Louis Glazer, M.D., Ph.G 100 Wilshire Boulevard Santa Monica, CA 90401	476,900	(1)	27.1%
Brigadier General (Ret.) Lytle Brown III 1601 Ardenwood Court Nashville, TN 37215	3,000		*
Herbert Langsam 5300 Wisteria Drive Oklahoma City, Oklahoma, 73142	7,000		*
Alice Campbell 1211 Ridgeway Road #130 Memphis, TN 38119	5,850	(4)	*
Lynne Silverstein 100 Wilshire Boulevard Santa Monica, CA 90401	476,900	(1)	27.1%
All current officers and directors
as a group (6 persons)	476,900	(1)	27.1%

* Represents less than 1.0%

(1) Pursuant to Amendment No. 10 to the Schedule 13D jointly filed by Ault, Silverstein, Ault Glazer and the Glazers on January 21, 2005 (the “Ault Glazer 13D”) pursuant to which Ault Glazer, Ault, Silverstein, and the Glazers have all reported beneficial ownership of these shares of Common Stock. The 476,900 reported above include 80,625 shares of Common Stock issuable upon conversion of the 10,750 shares of Preferred Stock reported below. According to the Ault Glazer 13D: (i) Ault Glazer’s beneficial ownership of these shares of Common Stock is direct as a result of Ault Glazer’s discretionary authority to buy, sell and vote such shares of Common Stock for its investment fund clients; (ii) Ault’s beneficial ownership of these shares of Common Stock is indirect as a result of Ault’s control of Ault Glazer; (iii) Silverstein’s beneficial ownership of these shares of Common Stock is indirect as a result of Silverstein’s control of Ault Glazer; and (iv) the Glazers have reported beneficial ownership of these shares of Common Stock because, as a result of certain relationships they may be deemed to be members, together with Ault Glazer, Ault and Silverstein, of a group that beneficially owns such shares of Common Stock. Also includes 44,146 shares of Common Stock held by Zeal Aggressive Partners, L.P., 70,466 shares beneficially owned by Zealous Partners, L.L.C., and 252,756 shares beneficially owned by Zodiak Investments, L.P.

(2) Pursuant to the Schedule 13D filed by Steven Bodnar on December 17, 2004, Bodnar Capital Management LLC (“BCM”) owns 187,500 shares of Common Stock and warrants exercisable to purchase 93,750 shares of Common Stock. Mr. Bodnar has the power to vote and direct the disposition of all shares of Common Stock owned by BCM.

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

Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Ault Glazer & Company Investment Management LLC 100 Wilshire Boulevard Santa Monica, CA 90401	10,750	(1)	98.2%
Melanie Glazer 100 Wilshire Boulevard Santa Monica, CA 90401	10,750	(1)	98.2%
Milton “Todd” Ault III 100 Wilshire Boulevard Santa Monica, CA 90401	10,750	(1)	98.2%
Louis Glazer, M.D., Ph.G 100 Wilshire Boulevard Santa Monica, CA 90401	10,750	(1)	98.2%
Lynne Silverstein 100 Wilshire Boulevard Santa Monica, CA 90401	10,750	(1)	98.2%
All officers and directors
As a group (6 persons)	10,750	(1)	98.2%

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

The following table sets forth the dollar range of Common Stock beneficially owned by each of our current directors and nominees as of December 31, 2004:

Name of Director or Nominee	Dollar Range of Equity Securities of the Company(1)(2)
Interested Persons
Milton “Todd” Ault III(3)	$10,001-$50,000
Louis Glazer, M.D., Ph.G.(3)	over $100,000
Non-Interested Persons
Brigadier General (Ret.) Lytle Brown III(3)	$10,001-$50,000
Herb Langsam(3)	$10,001-$50,000
Alice Campbell(3)	$10,001-$50,000

(1)	Pursuant to Instruction 2 of Item 22(b)(5) of Schedule 14A, beneficial ownership has been determined in accordance with Rule 16a-1(a)(2) of the Exchange Act.

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

Equity Compensation Plan Information

The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity plans as of December 31, 2004.

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

The Company was a party to a services agreement with Excelsior, which terminated on December 31, 2003, whereby the Company provided Excelsior with certain services. The Company received a management fee of not less than $15,000 per month as determined by Excelsior's board. Additionally, the Company's chief financial officer served in that capacity for Excelsior and his salary and benefits were allocated between Excelsior and the Company on an 80/20 basis. During the years ended December 31, 2004, 2003, and 2002, the Company earned $0, 180,000 and $450,000, respectively, in management fees and was reimbursed $0, $144,000 and $120,936, respectively, for salary and benefits for the Company's chief financial officer, which was recorded as a reduction of expenses on the Company.

At December 31, 2004, the Company had an investment in Digicorp valued at $532,435, which represents 7.7% of the Company’s total assets. On December 29, 2004, the Company entered into a Common Stock Purchase Agreement with certain shareholders of Digicorp (the "Agreement"), to purchase an aggregate of 3,453,527 shares of Digicorp common stock. Of such shares, 1,224,000 shares of Digicorp common stock will be purchased from the selling shareholders at such time as the shares are registered for resale with the SEC. The purchase price for such shares is $.135 or $.145 per share, depending on when the closing occurs. Digicorp’s common stock is traded on the OTC Bulletin Board. In connection with the Agreement, the Company is entitled to designate two members to the Board of Directors of Digicorp. The Company’s first designee, Melanie Glazer, who is also manager of our subsidiary Franklin Capital Properties, LLC, was appointed on December 29, 2004.

On February 25, 2005, the Company acquired all of the outstanding securities of SurgiCount in exchange for approximately $340,000 in cash payments and 200,000 shares of Franklin common stock. The entire 200,000 shares were issuable and, with the exception of 10,000 shares of common stock held in escrow to secure certain rights to indemnification by the Company, issued to Brian Stewart and Dr. William Stewart, the holders of 100% of the outstanding capital stock of SurgiCount (the “Shareholders”). As a result of this transaction, both Brian Stewart and Dr. William Stewart are each beneficial owners of 5.4% of the Company’s outstanding shares of common stock as of February 28, 2005.

Concurrent with the Company’s acquisition of all of the outstanding securities of SurgiCount, the Company entered into consulting agreements with Brian Stewart and Dr. William Stewart, for a term of 12 months and 18 months, respectively, to provide services relating to SurgiCount’s business and operations. As consideration, Brian Stewart shall be paid $40,000 per year and Dr. William Stewart shall be paid $5,000 per month.

For addition information see Items 10 through 12 and Footnote 6 to the Financial Statements.

Item 14. Principal Accountant Fees and Services

Audit Fees. The aggregate fees billed for professional services rendered by Ernst & Young LLP and Rothstein, Kass & Company, P.C for 2004 for the audit of the Corporation’s annual financial statements for 2004 and for the review of the financial statements included in the Corporation’s Forms 10-Q for 2004 were $101,550. The amounts paid or attributable to Ernst & Young LLP were approximately $28,600 and the amounts paid or attributable to Rothstein, Kass & Company, P.C were approximately $72,950.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The Company incurred audit-related fees of approximately $17,000 for 2004.

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

Audit Committee’s pre-approval policies and procedures

In accordance with its Amended and Restated Charter of the Audit Committee, the Audit Committee’s policy is to expressly pre-approve all audit and permissible non-audit services provided by the Company’s independent public accountants before the independent public accountants are engaged by the Company to provide any such services. These services may include audit services, audit related services, tax services and other related services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of service and is subject to a specific budget.

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
Notes to Financial Statements

The following exhibits are filed herewith or incorporated as set forth below:

(2) Exhibits
(2.1)	Stock Purchase Agreement, dated as of June 30, 2004, between Franklin and Quince Associates, LP(1)
(2.2)	Stock Purchase Agreement, dated as of July 5, 2004, between Franklin and Quince Associates, LP(1)
(2.3)	Agreement and Plan of Merger and Reorganization, dated as of February 3, 2005, by and among Franklin, SurgiCount Acquisition Corp., SurgiCount Medical, Inc., Brian Stewart and Dr. William Stewart(2)
(3.1)	Articles of Incorporation(3)
(3.2)	By-Laws(3)
(3.3)	Amended and Restated Certificate of Incorporation(21)
(4.1)	Certificate of Designation(4)
(4.2)	Registration Rights Agreement(5)
(4.3)	Preferred Stock Purchase Agreement(6)
(10.1)	Employment Agreement - Stephen L. Brown(7)
(10.2)	Employment Agreement - Spencer L. Brown(8)
(10.3)	Severance Agreement - Stephen L. Brown(9)
(10.4)	Severance Agreement - Spencer L. Brown(10)
(10.5)	Stock Incentive Plan(11)
(10.6)	Stock Option Plan(12)
(10.7)	Management Agreement with Excelsior Radio Networks(13)
(10.8)	Registration Rights Agreement, dated as of February 3, 2005, by and among Franklin, Brian Stewart and Dr. William Stewart(2)
(10.9)	Common Stock Purchase Agreement, dated as of December 29, 2004, between Franklin and certain selling stockholders(14)

(10.10)	Subscription Agreement, dated November 3, 2004, by and among Franklin and accredited investors(21)
(10.11)	Amendment to Subscription Agreement, dated March 2, 2005, by and among Franklin and accredited investors(21)
(10.12)	Letter of Understanding, dated as of June 23, 2004, between Franklin and Ault Glazer(15)
(10.13)	Amendment to Letter of Understanding, dated as of August 26, 2004, between Franklin and Ault Glazer(16)
(10.14)	Amendment No. 2 to Letter of Understanding, dated September 30, 2004, by and between Franklin and Ault Glazer(17)
(10.15)	Termination Agreement and Release, dated as of June 23, 2004, between Franklin and Ault Glazer(15)
(10.16)	First Amendment to Termination Agreement and Release, dated as of September 30, 2004, between Franklin and Ault Glazer(17)
(10.17)	Consulting Agreement entered into as of December 10, 2004 by and among Franklin Capital Corporation (n/k/a Patient Safety Technologies, Inc.) and Apex Financial Management Services L.L.C.(18)
(10.18)	Consulting Agreement entered into as of February 3, 2005 by and among SurgiCount Medical, Inc. and Brian Stewart (2)
(10.19)	Consulting Agreement entered into as of February 3, 2005 by and among SurgiCount Medical, Inc. and Dr. William Stewart(2)
(14.1)	Code of Business Conduct and Ethics(19)
(16.1)	Letter from Ernst & Young LLP to the SEC, dated August 30, 2005(20)
(21)	List of Subsidiaries(21)
(23.1)	Consent of Rothstein, Kass & Company P.C.
(23.2)	Consent of Ernst & Young LLP
(31.1)	Certification of the Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
(31.2)	Certification of the Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002
(32.1)	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted By Section 906 of The Sarbanes-Oxley Act of 2002
(32.2)	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted By Section 906 of The Sarbanes-Oxley Act of 2002

Financial statement schedules

No financial statement schedules are filed herewith because (1) such schedules are not required or (2) the information has been presented in the aforementioned financial statements.

(1)  Incorporated by reference to the Current Report on Form 8-K filed July 23, 2004
(2)   Incorporated by reference to the Current Report on Form 8-K filed February 9, 2005
(3)  Incorporated by reference to the Company’s Form N-2, as amended, filed July 31, 1992
(4)   Incorporated by reference to Exhibit 4.1 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2000
(5)   Incorporated by reference to Exhibit 4.2 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2000
(6)   Incorporated by reference to Exhibit 4.3 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2000
(7)   Incorporated by reference to Exhibit 10.1 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2000
(8)   Incorporated by reference to Exhibit 10.2 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2000
(9)   Incorporated by reference to Exhibit 10.3 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2000

(10)  Incorporated by reference to Exhibit 10.4 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2000
(11)  Incorporated by reference to Exhibit 10.5 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2001
(12)  Incorporated by reference to Exhibit 10.6 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2001
(13)  Incorporated by reference to Exhibit 10.7 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2001
(14)  Incorporated by reference to the Current Report on Form 8-K filed January 4, 2005
(15)  Incorporated by reference to the Current Report on Form 8-K filed June 24, 2004
(16)  Incorporated by reference to the Current Report on Form 8-K filed August 27, 2004
(17) Incorporated by reference to the Current Report on Form 8-K filed September 30, 2004
(18)  Incorporated by reference to the Company’s registration statement on Form S-8 (File No. 333-124594) filed on May 3, 2005
(19)  Incorporated by reference to Appendix D of the Company’s Definitive Proxy Materials filed on March 2, 2005
(20)  Incorporated by reference to the Current Report on Form 8-K/A filed August 31, 2005
(21)  Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRANKLIN CAPITAL CORPORATION

Date: September 13, 2005	By:	/s/ Milton “Todd” Ault III
Milton “Todd” Ault III
Chairman & Chief Executive Officer

Date: September 13, 2005	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ Milton “Todd” Ault III Milton “Todd” Ault III	Chairman & Chief Executive Officer	September 13, 2005
/s/ Lytle Brown III Brigadier General (Ret.) Lytle Brown III	Director	September 13, 2005
/s/ Alice Campbell Alice Campbell	Director	September 13, 2005
/s/ Louis Glazer Louis Glazer, M.D., Ph.G	Director	September 13, 2005
/s/ Herbert Langsam Herbert Langsam	Director	September 13, 2005