Form 10-Q/A
period 2005-03-31
Patient Safety Technologies, Inc
filed 2005-09-13
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE THREE MONTHS
ENDED MARCH 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Balance Sheets (Unaudited)

	March 31,	December 31,
	2005	2004*

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$10,741		$846,404
Marketable securities	4,435,433		3,487,719
Other current assets	269,452		255,510
TOTAL CURRENT ASSETS	4,715,626		4,589,633

Property, plant and equipment, net	34,818		23,657
Intangible assets, net	4,657,497
Long-term investments	2,385,959		2,320,953
TOTAL ASSETS	$11,793,900	$$	6,934,243

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable	$839,469	$$	892,530
Accounts payable and accrued liabilities	1,137,833		939,568
Marketable securities, sold short			1,075,100
Due to broker	2,564,749		460,776
TOTAL CURRENT LIABILITIES	4,542,051		3,367,974

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding at March 31, 2005 and December 31, 2004 (Liquidation preference $1,095,000)	10,950		10,950
Common stock, $0.33 par value: 25,000,000 shares authorized; 6,826,017 shares issued and 5,374,278 shares outstanding as of March 31, 2005; 6,128,067 shares issued and 4,670,703 shares outstanding at December 31, 2004	2,252,586		2,022,262
Paid-in capital	19,176,731		13,950,775
Accumulated deficit	(11,597,835)		(9,800,885)
	9,842,432		6,183,102
Deduct: 1,451,739 and 1,457,364 shares of common stock held in treasury, at cost, at March 31, 2005 and December 31, 2004, respectively	(2,590,583)		(2,616,833)

TOTAL STOCKHOLDERS' EQUITY	7,251,849		3,566,269
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,793,900	$$	6,934,243

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

Patient Safety Technologies, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements – Unaudited
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

Patient Safety Technologies, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

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

Patient Safety Technologies, Inc., and Subsidiaries
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

Patient Safety Technologies, Inc., and Subsidiaries
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

IPEX, Inc.

At March 31, 2005, the Company held 575,000 shares of common stock and warrants to purchase 220,000 shares of common stock at $1.50 per share and warrants to purchase 220,000 shares of common stock at $2.00 per share of IPEX, Inc. (“IPEX”), formerly Administration for International Credit & Investments, Inc, valued at $1,101,000. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at March 31, 2005, of $1.80. The Company valued its investment in IPEX based upon the March 31, 2005 closing price of $1.80 per share. Thus, the 575,000 shares of common stock were valued at $1,035,000 and the 220,000 warrants with an exercise price of $1.50 per share were valued at $66,000. No value was attributed to the 220,000 warrants with an exercise price of $2.00 per share. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. IPEX’s fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through IPEX’s system. IPEX invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties.

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

Patient Safety Technologies, Inc., and Subsidiaries
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

Patient Safety Technologies, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

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

The following is a summary of the status of the Stock Option Plans:

	Shares	Outstanding Options
	Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price
December 31, 2003	22,500	61,875	$3.80
Grants	(78,750)	78,750	$0.50
Exercises		(78,750)	$0.50
Cancellations	56,250	(56,250)	$3.71

December 31, 2004	—	5,625	$4.67
Adoption of 2005 SOP	1,319,082
Exercises		(5,625)	$4.67
Restricted Stock Awards	(266,490)
Grants	(621,000)	621,000	$5.27

March 31, 2005	431,592	621,000	$5.27

Options exercisable at:
December 31, 2003	61,875	$3.80
December 31, 2004	5,625	$4.67
March 31, 2005	189,250	$5.27

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

Patient Safety Technologies, Inc., and Subsidiaries
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

Patient Safety Technologies, Inc., and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

Transactions between segments are not common and are not material to the segment information. Some business activities that cannot be classified in the aforementioned segments are shown under “corporate”.

Segment information for the three months ended March 31, 2005, and 2004 is as follows:

	Three Months Ended
	March 31,	March 31,
Medical Products	2005	2004
Revenue	—	—
Net loss	$(220,730)	—
Total Assets	$4,657,497	—

Health Care Solutions
Revenue	—	—
Net loss	$(127,725)	—
Total Assets	—	—

Financial Services and Real Estate
Revenue	—	—
Net income	$75,164	$152,402
Total Assets	$6,805,884	$3,057,121

Corporate
Revenue	—	—
Net loss	$(1,510,921)	$(292,848)
Total Assets	$330,519	$99,344

Total
Revenue	—	—
Net loss	$(1,784,212)	$(140,446)
Total Assets	$11,793,900	$3,156,465

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

Patient Safety Technologies, Inc., and Subsidiaries
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

Accounting Developments

In December 2004, Statement of Financial Accounting Standards ( "SFAS" ) No. 123(R), " Share-Based Payment ," which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123, " Accounting for Stock Based Compensation " and supercedes Accounting Principles Board ( "APB" ) Opinion No. 25, " Accounting for Stock Issued to Employees ." SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The Company elected early adoption of SFAS No. 123(R) as of January 1, 2005.

Overview

Until March 31, 2005, Patient Safety Technologies, Inc. ( "PST" , or the "Company" ) was a Delaware Corporation that elected to be a Business Development Company ( “BDC”) under the Investment Company Act of 1940, as amended. On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission.

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

The Safety-Sponge TM System allows for faster and more accurate counting of surgical sponges. SurgiCount has obtained FDA 510k exempt status for the Safety-Sponge TM line. The Safety-Sponge TM line of sponges has passed required FDA biocompatibility tests including ISO sensitization, cytotoxicity and skin irritation tests.

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

The Company has a working capital surplus of $173,575 at March 31, 2005. The Company continues to have recurring losses and has relied upon liquidating its portfolio companies to fund operations. On April 7, 2005, subsequent to the quarter end, the Company issued a $1,000,000 promissory note (the "Note" ) to Bodnar Capital Management, LLC, in consideration of a $1,000,000 loan from Bodnar Capital Management, LLC to the Company. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is a principal stockholder of the Company. The principal amount of the Note and interest at the rate of 6% per annum is payable on May 31, 2006, the maturity date of the Note. The obligations under the Note are secured by all real property owned by the Company. Management believes that existing cash resources, together with anticipated revenues from its operations, should be adequate to fund its operations for the twelve months subsequent to March 31, 2005. However, long-term liquidity is dependent on the Company's ability to attain future profitable operations. Management may undertake additional debt or equity financings to better enable the Company to grow and meet its future operating and capital requirements.

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

Alacra’s online service allows users to search via a set of robust, sophisticated tools designed to locate and extract business information from the Internet and from the Alacra library of premium content. The company’s team of information professionals selects, categorizes and indexes more than 45,000 sites on the Web containing the most reliable and comprehensive business information. Simultaneously, users can search more than 100 premium commercial databases that contain financial information, economic data, business news, and investment and market research. Alacra provides the requisite information in the appropriate format, gleaned from such prestigious content partners as Thomson Financial™, Barra, The Economist Intelligence Unit, Factiva, Mergerstat® and many others

On April 20, 2000, the Company purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Alacra has recorded revenue growth in every year since the Company’s original investment, further, 2004 revenues were in excess of the prior years revenues by greater than 20%. The Company has the right to have the preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. In connection with this investment, the Company was granted observer rights on Alacra board of directors meetings.

China Nurse

On November 23, 2004, the Company entered into a strategic relationship with China Nurse LLC ("China Nurse"), a developmental stage international nurse-recruiting firm based in New York that focuses on recruiting and training qualified nurses from China and Taiwan for job placement with hospitals and other health care facilities in the United States. China Nurse creates an opportunity for hospitals and other health care providers to efficiently recruit skilled professionals from China and Taiwan. It maintains a customized approach to matching the qualifications of the nurses with the specific needs of U.S. clientsIn connection with this strategic relationship, the Company has agreed to provide referrals and other assistance and has also made a small capital investment in that company.

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

Since June 30, 1995, DigiCorp has been in the developmental stage and has had no operations other than issuing shares of common stock for financing the preparation of financial statements and for preparing filings for the SEC. On May 18, 2005, DigiCorp entered into a subscription agreement with Bodnar Capital Management, LLC ("Bodnar Capital"), pursuant to which the Company sold Bodnar Capital 2,941,176 shares (the "Shares") of the Company's common stock and warrants (the "Warrants") to purchase an additional 3,000,000 shares of the Company's common stock. The Company received gross proceeds of approximately $500,000 from the sale of stock and warrants to Bodnar Capital. The sale was made in a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

Excelsior Radio Networks, Inc.

During the period from August 12, 2003 through October 22, 2004, the Company liquidated its investment in Excelsior Radio Networks, Inc. ( “Excelsior”). The Company sold a total of 1,476,804 shares and warrants to purchase 87,111 shares of Excelsior common stock. The Company has stock appreciation rights on these shares that begin to expire on August 8, 2005.

IPEX, Inc.

At March 31, 2005, the Company held 575,000 shares of common stock and warrants to purchase 220,000 shares of common stock at $1.50 per share and warrants to purchase 220,000 shares of common stock at $2.00 per share of IPEX, Inc. (“IPEX”), formerly Administration for International Credit & Investments, Inc, valued at $1,101,000. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at March 31, 2005, of $1.80. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates a fully automated, software-based, centralized Voice over Internet Protocol ("VoIP") routing platform that exchanges international telecommunication traffic. IPEX's exchange operates on a software-based switching platform which monitors and dynamically checks up to 256 different routes for one country code, optimizing margin and quality through real time traffic adjustments. The exchange delivers seamless access through an Internet Protocol (“IP”) connection which significantly reduces the time to connect to the exchange. IPEX offers its service to international telecom carriers and Internet Service Providers and currently has contracts with approximately 120 international carriers. The Company is also a wholesale distributor of prepaid international phone cards. IPEX invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties.

As reflected in IPEX’s March 31, 2005 Form 10-Q, sales for the quarter ended March 31, 2005 rose to $1,801,886 as compared to sales of $629,127 from the prior year's quarter ended March 31, 2004. Due to prior working capital constraints IPEX could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the private placement completed in March 2005 allowed IPEX to extend credit to Tier 2 carriers under net 15 terms therefore increasing the number of overall customers. Management believes the Company is now in a position to increase sales in the future by moving up to Tier 1 customers, which require net 30 terms for payment.

Gross profit for IPEX was $67,203 for the three months ended March 31, 2005, as compared to a negative gross profit of $139,040 in the prior year quarter ending March 31, 2004. Net loss was $150,174 for the three months ended March 31, 2005, as compared to a net loss of $248,047 in the prior year quarter ending March 31, 2004. The increase in gross profit and the decrease in net loss is due primarily to the inclusion of a full three months in the 2005 period and to overall increases in trading revenue activity.

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

Franklin Capital Properties, LLC

At March 31, 2005, the Company had several real estate investments, valued at $772,748, which represents 6.6% of the Company’s total assets. The Company holds its real estate investments in Franklin Capital Properties, LLC (“Franklin Properties”), a Delaware limited liability company and a wholly owned subsidiary. Franklin Properties primary focus is on the acquisition and management of income producing real estate holdings. Franklin Properties real estate holdings consist of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. Franklin Properties intends to renovate the single family and multi-unit buildings and engage in an active rental program. As of March 31, 2005, the Company had not generated revenue from rental activities on any of its real estate investments.

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

The increase in operating expenses for the three months ended March 31, 2005 when compared to March 31, 2004, was primarily the result of legal fees and stock based compensation expenses, and to a lesser extent printing and stock exchange fees. Until October 22, 2004, the date the Company’s shareholders approved certain proposals relating to the Restructuring Plan, the Company’s principal activities involved the management of existing investments. As such, compensation expense was primarily the salaries of the Company’s Chief Executive Officer and to a lesser extent the Chief Financial Officer. Since the Restructuring Plan, management has aggressively focused on expanding into the health care and medical products field, particularly the patient safety markets, as well as the financial services and real estate industries. A significant component of this strategy has resulted in the acquisition of assets. The Company has hired personnel in order to meet the needs of its current business focus which has resulted in increased expenses in almost every expense category.

Legal fees for the three months ended March 31, 2005 were $343,837, an increase of $313,837 over the three months ended March 31, 2004. The increase in legal fees is attributable to work performed on the Company’s proxy statement, registration statement and annual report, which required a significant amount of additional time to prepare due to the Company’s change from a business development company to an operating company, filed with the SEC, as well as other corporate matters. Other corporate matters typically include services performed in relation to areas such as attendance at meetings, federal securities law, stock option plans, press releases, and corporate agreements. Additionally, the Company experienced an increase in ancillary fees as a direct result of the proxy statement and the related annual meeting of shareholders. These ancillary fees included an increase in printing fees of $46,242 and AMEX stock exchange fees of $62,283 compared to the prior comparable period. Printing fees increased as a direct result of the greater number of printed documents, including business cards and stationary, as well as revisions to those documents. Amex stock exchange fees primarily increased as a result of a non-recurring fee associated with the Company’s 3 for 1 stock split

Printing fees and Amex stock exchange fees are a component of the $207,626 increase reflected in general and administrative expenses for the three months ended March 31, 2005. An increase in travel related expenses of $38,804, a component of general and administrative expenses, was attributed to expenses incurred in identifying and reviewing investment opportunities and attendance at trade shows and conventions to promote the Company’s patient safety products. The remaining increase in general and administrative expenses is a direct result of an overall increase in business activity associated with being an operating company with increased personnel. These expenses, which are not significant individually, include but are not limited to office supplies, transfer agent fees, postage, and marketing.

A majority of the Company's operating expenses consist of employee compensation and professional fees. Included in stock based compensation expense, which is a component of both employee compensation and professional fees, for the three months ended March 31, 2005, was approximately $96,584 relating to the issuance of warrants to a consultant of the Company, as well as $552,542 relating to grants of nonqualified stock options and $574,975 related to restricted stock awards to the Company’s employees, non-employee directors and consultants performing services for the Company, all of which were expensed in accordance with SFAS 123(R). The Company valued the nonqualified stock options and warrants using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, three to five years and 83%, respectively. The restricted stock awards were valued at the closing price on the date the restricted shares were granted. During the three months ended March 31, 2004, the Company had no stock based compensation expense. Thus, the increase in expenses related to the issuance of stock options, warrants and restricted stock awards amounted to $1,224,101

The Company also issued 150,000 warrants, valued at $536,578, to a consultant providing advisory services for the acquisition of SurgiCount Medical, Inc. The services provided by the consultant included an evaluation of and oversight over completion of the transaction. The value of the warrants, along with the purchase price and direct costs incurred as a result of the transaction, were capitalized. The entire capitalized costs, valued at $4,684,576, have been allocated to SurgiCount’s patents, with an approximate useful life of 14.4 years, on a preliminary basis and may change as additional information becomes available. Amortization expense related to the patents, for the three months ended March 31, 2005, was $27,078 as opposed to no expense during the three months ended March 31, 2004.

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

Unrealized gains increased by $102,759 during the three months ended March 31, 2004 primarily due to the receipt of shares in Principal Financial Group ( “PFG”), offset by an unrealized loss due to the sale of a portion of the Company’s Excelsior holdings. In 2001, the Company maintained group life and dental insurance with PFG. Upon the demutualization of PFG in October 2001, the Company received 4,338 common shares of PFG. However, the Company did not receive any notification for the receipt of such shares. In the first quarter of 2004 the Company became aware of its ownership of PFG common shares, and recorded the fair market value of such shares within unrealized gains

Taxes

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

Our products and operations are subject to extensive regulation by numerous governmental authorities, including, but not limited to, the FDA and state and foreign governmental authorities. In particular, we must obtain specific clearance or approval from the FDA before we can market new products or certain modified products in the United States. The FDA administers the Food, Drug and Cosmetics Act (the "FDC Act" ). Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process ( "510(k)" ) or the more lengthy premarket approval ( "PMA" ) process before they can be sold in the United States. To obtain 510(k) marketing clearance, a company must show that a new product is "substantially equivalent" in terms of safety and effectiveness to a product already legally marketed and which does not require a PMA. Therefore, it is not always necessary to prove the actual safety and effectiveness of the new product in order to obtain 510(k) clearance for such product. To obtain a PMA, we must submit extensive data, including clinical trial data, to prove the safety, effectiveness and clinical utility of our products. The process of obtaining such clearances or approvals can be time-consuming and expensive, and there can be no assurance that all clearances or approvals sought by us will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of our products. FDA's quality system regulations also require companies to adhere to certain good manufacturing practices requirements, which include testing, quality control, storage, and documentation procedures. Compliance with applicable regulatory requirements is monitored through periodic site inspections by the FDA. In addition, we are required to comply with FDA requirements for labeling and promotion. The Federal Trade Commission also regulates most device advertising.

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

We own patents issued in the United States and Europe related to patient safety, among them, the Safety-Sponge™ System. These patents are a key element to the success of SurgiCount and our Company as a whole could be materially impacted if the patent is compromised. Our ability to enforce our patents is subject to general litigation risks as well as uncertainty as to the enforceability in various countries We believe that the duration of the applicable patents are adequate relative to the expected life of the product.

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

Investing in private companies involves a high degree of risk .

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin Capital Corp. (n/k/a Patient Safety Technologies, Inc.), Sunshine Wireless, LLC, and four other defendants affiliated with Winstar Communications, Inc. On February 25, 2003, the case against Franklin Capital and Sunshine Wireless was dismissed. However, on October 19, 2004, the plaintiffs exercised their right to appeal. The initial lawsuit alleged that the Winstar Communications defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleged that Franklin Capital and Sunshine Wireless joined the alleged conspiracy in structuring a transaction in which the plaintiffs’ business was transferred to a venture primarily composed of and operated by Franklin Capital and Sunshine Wireless and where the proceeds were retained by non-bankrupt affiliates of Winstar Communications. The plaintiffs seek recovery of damages in excess of $10,000,000, costs and attorneys' fees. An unfavorable outcome in an appeal, together with an unfavorable outcome in the lawsuit may have a material adverse effect on Franklin Capital's business, financial condition and results of operations. The Company believes the lawsuit is without merit and intends to vigorously defend itself.

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

11. To authorize and approve a Certificate of Amendment to decrease the authorized number of shares of common stock from 50,000,000 shares to 25,000,000 shares and decrease the authorized number of shares of preferred stock from 10,000,000 shares to 1,000,000 shares. This proposal was approved. Results of the voting were as follows:

	No. of Shares
	Shares For	Against	Abstain	Broker non-votes

Common Stock	1,661,508	4,311	3,367	0
Preferred Stock	10,750	0	0	0
Common Stock and Preferred Stock	1,672,258	4,311	3,367	0

No other matters were submitted to a vote of security holders during the first quarter ended March 31, 2005.
Item 5.  Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: September 13, 2005	By:	/s/ Milton "Todd" Ault III

Milton "Todd" Ault III Chairman & Chief Executive Officer

Date: September 13, 2005	By:	/s/ William B. Horne

William B. Horne Chief Financial Officer and Principal Accounting Officer