Form 10-Q
period 2005-09-30
Patient Safety Technologies, Inc
filed 2005-11-14
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER:

PATIENT SAFETY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3419202
(State of Incorporation)	(I.R.S. Employer Identification Number)

100 Wilshire Boulevard, Suite 1750 Santa Monica, California 90401
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 7, 2005, there were 5,626,708 shares outstanding of the Registrant’s common stock, $0.33 par value.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2005	2004 *

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$162,980	$846,404
Restricted cash	237,731
Accounts receivable	937,500
Marketable securities	1,110,695	3,487,719
Other current assets	307,684	255,510

TOTAL CURRENT ASSETS	2,756,590	4,589,633

Property and equipment, net	202,171	23,657
Patents, net	4,495,027
Long-term investments	3,344,335	2,320,953

TOTAL ASSETS	$10,798,123	$6,934,243

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable	$1,815,504	$892,530
Accounts payable and accrued liabilities	1,544,086	939,568
Marketable securities, sold short		1,075,100
Due to broker	874,500	460,776

TOTAL CURRENT LIABILITIES	4,234,090	3,367,974
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding
at September 30, 2005 and December 31, 2004
(Liquidation preference $1,095,000)	10,950	10,950
Common stock, $0.33 par value: 25,000,000 shares authorized;
6,969,948 shares issued and 5,603,283 shares outstanding as of September 30, 2005; 6,128,067
shares issued and 4,670,703 shares outstanding at December 31, 2004	2,300,083	2,022,262
Paid-in capital	21,879,775	13,950,775
Other comprehensive income	478,125
Accumulated deficit	(15,566,179)	(9,800,885)

	9,102,754	6,183,102
Deduct: 1,366,665 and 1,457,364 shares of treasury stock,
at cost, at September 30, 2005 and December 31, 2004, respectively	(2,538,721)	(2,616,833)

TOTAL STOCKHOLDERS' EQUITY	6,564,033	3,566,269

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,798,123	$6,934,243

* Restated to include the impact of share-based compensation expense

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

REVENUES	$29,693	$—	$616,320	$—

EXPENSES
Salaries and employee benefits	1,105,152	611,871	3,215,248	873,802
Professional fees	497,984	579,200	1,952,929	820,322
Rent	35,367	18,653	59,845	55,607
Insurance	27,594	17,038	71,172	51,113
Taxes other than income taxes	34,385	5,972	80,367	24,772
Amortization of patents	81,235		189,549
General and administrative	346,715	54,581	807,744	139,409

Operating expenses	2,128,432	1,287,315	6,376,854	1,965,025

Operating loss	(2,098,739)	(1,287,315)	(5,760,534)	(1,965,025)

Interest, dividend income and other, net	1,234	155	41,321	369
Equity in income (loss) of investee	(59,796)		(76,816)
Realized gains on investments, net	149,204	150,000	252,848	650,878
Interest expense	(23,899)	(8,850)	(85,460)	(26,778)
Unrealized losses on marketable securities, net	(123,318)	(150,000)	(80,115)	(66,256)

Net loss	(2,155,314)	(1,296,010)	(5,708,756)	(1,406,812)

Preferred dividends	(19,162)	(19,162)	(56,538)	(57,488)

Net loss attributable to common shareholders	$(2,174,476)	$(1,315,172)	$(5,765,294)	$(1,464,300)

Basic and diluted net loss per common share	$(0.39)	$(0.42)	$(1.09)	$(0.47)

Weighted average common shares outstanding	5,515,360	3,139,050	5,287,831	3,094,626

Comprehensive income (loss):
Net loss	$(2,155,314)	$(1,296,010)	$(5,708,756)	$(1,406,812)
Other comprehensive income (loss)	(680,625)		478,125

Comprehensive loss	$(2,835,939)	$(1,296,010)	$(5,230,631)	$(1,406,812)

* Restated to include the impact of share-based compensation expense

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004 *
Cash flows from operating activities:
Net loss	$(5,708,756)	$(1,406,812)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	13,207
Amortization of patents	189,549
Realized gains on investments, net	(252,848)	(650,878)
Unrealized loss on marketable securities	80,115	66,256
Stock based compensation to employees and directors	2,518,047	5,094
Stock based compensation to consultants	1,191,232
Stock received for services	(10,000)
Loss on investee	76,816
Changes in operating assets and liabilities:
Restricted cash	(237,731)
Accounts receivable	(937,500)
Purchases of marketable investment securities, net	1,576,299	1,024,332
Other current assets	(72,174)	35,873
Accounts payable and accrued liabilities	567,143	920,650
Due to broker	413,724

Net cash used in operating activities	(592,877)	(5,485)

Cash flows from investing activities:
Purchase of property and equipment	(124,827)
Purchase of SurgiCount	(432,398)
Proceeds from sale of long-term investments	376,720
Purchases of long-term investments	(903,173)

Net cash used in investing activities	(1,083,678)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	100,000
Proceeds from exercise of stock options	26,250	39,375
Cash proceeds related to 16B filing		2,471
Purchases of treasury stock	(36,931)
Payments of preferred dividends	(19,162)	(57,488)
Proceeds from notes payable	1,000,000
Payments and decrease in notes	(77,026)	(12,795)

Net cash provided by (used in) financing activities	993,131	(28,437)

Net decrease in cash and cash equivalents	(683,424)	(33,922)

Cash and cash equivalents at beginning of period	846,404	224,225

Cash and cash equivalents at end of period	$162,980	$190,303

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$33,904	$228
Issuance of common stock and warrants in connection with SurgiCount acquisition	$4,232,178	$—
Issuance of common stock in connection with asset purchase agreement	$66,895	$—
Issuance of common stock in connection with land acquisition	$85,619	$—
Issuance of common stock in connection with purchase of marketable securities	$101,640	$—
Dividends accrued	$56,538	$19,163

* Restated to include the impact of share-based compensation expense

The accompanying notes are an integral part of these condensed consolidated financial statements.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
September 30, 2005

1. DESCRIPTION OF BUSINESS

Until March 31, 2005, Patient Safety Technologies, Inc. ("PST", or the "Company") (formerly known as Franklin Capital Corporation) was a Delaware corporation that elected to be a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended. On March 30, 2005, stockholder approval was obtained to withdraw the Company’s election to be treated as a BDC and on March 31, 2005, the Company filed an election to withdraw its election with the Securities and Exchange Commission. Through its operating subsidiaries, the Company is currently involved in providing capital and managerial assistance to early stage companies in the medical products and health care solutions industries.

Currently, the Company has four wholly-owned operating subsidiaries: (1) SurgiCount Medical, Inc., a California corporation; (2) Patient Safety Consulting Group, LLC, a Delaware Limited Liability Company; (3) Ault Glazer Bodnar Capital Properties, LLC, a Delaware Limited Liability Company; and (4) Ault Glazer Bodnar Merchant Capital, Inc., a Delaware corporation.

The Company, including its operating subsidiaries, is engaged in the acquisition of controlling interests in companies and research and development of products and services focused on the health care and medical products field, particularly the patient safety markets. SurgiCount Medical, Inc., a provider of patient safety devices and Patient Safety Consulting Group, LLC, a healthcare consulting services company, focus on the Company’s primary target industries, the health care and medical products field. Ault Glazer Bodnar Merchant Capital, Inc. (“AGB Merchant Capital”) was formed on June 27, 2005, to hold the Company’s non-patient safety related assets, such as Ault Glazer Bodnar Capital Properties, LLC (“AGB Properties”), a real estate development and management company. AGB Merchant Capital is in the process of divesting the Company’s investments in the financial services and real estate industries.

Liquidity

The Company has a working capital deficiency of approximately $1.5 million at September 30, 2005. For the nine months ended September 30, 2005, the Company has incurred a loss of approximately $5.8 million and has utilized approximately $0.6 million in cash in its operations. Further, as of September 30, 2005 and through the date hereof, the Company has yet to generate revenues from its medical products and healthcare solutions segments. During the nine months ended September 30, 2005, the Company has relied on liquidating investments and certain financing to fund its operations. Management believes, however no assurances can be made, that these avenues will continue to be available to the Company to fund its operations for the 12 months subsequent to September 30, 2005, or until the fruition of adequate cash flow from its medical products and healthcare solutions segments. However, long-term liquidity is dependent on the Company’s ability to attain future profitable operations.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

Reclassifications

Certain amounts reported in the condensed consolidated financial statements, as of September 30, 2004, have been reclassified to conform with the presentation adopted to report September 30, 2005 results.

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

Equity Method.  Included in long-term investments are investments in companies in which the Company has a 20% to 50% interest. These investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses. The Company’s proportionate share of income or losses are recorded in equity in income (loss) of investee.

Stock-Based Compensation

Prior to January 1, 2005, the Company accounted for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supercedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after January 1, 2006. The Company elected to adopt SFAS 123(R) as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods in which the Company granted employee stock options have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R). During the year ended December 31, 2004, the entire amount of equity compensation expense required to be recognized under the modified retrospective application method was $5,094 relating to stock option grants that occurred in the second quarter of 2004. During the three and nine months ended September 30, 2005, the Company had stock-based compensation expense included in reported net loss of $340,103 and $1,230,551, respectively. All options that we granted in 2005 and 2004 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

	Nine months ended September 30,
	2005	2004
Weighted average risk free interest rates	3.75%	3.00%
Weighted average life (in years)	3.0	0.1
Volatility	83%	102%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$5.03	$0.50

Comprehensive Income (Loss)

The Company applies SFAS No. 130, “Reporting Comprehensive Income.”Comprehensive income (loss) consists of the after tax net change in unrealized gains and losses on securities classified as available for sale by the Company during the three and nine months ended September 30, 2005 and 2004 that have been excluded from net loss and reflected instead in stockholders’ equity. At September 30, 2005, the only investments designated as available for sale were the Company’s restricted holdings in IPEX, Inc. (“IPEX”) and its investment in Alacra Corporation (“Alacra”).

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

Options and warrants outstanding as of September 30, 2005 to purchase 719,000 and 1,249,683 shares of common stock, respectively, and 246,375 shares issuable upon conversion of outstanding convertible preferred stock were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2005, as their inclusion would have been antidilutive.

Options outstanding as of September 30, 2004 to purchase 61,875 shares of common stock, and 246,375 shares issuable upon conversion of outstanding convertible preferred stock were not included in the computation of diluted net loss per common share for the three and nine months ended September 30, 2004, as their inclusion would have been antidilutive.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

During the nine months ended September 30, 2005, the Company issued 5,625 shares of common stock held in treasury upon exercise of options under the Company’s 1997 Stock Incentive Plan and 20,444 shares of common stock held in treasury to purchase 0.61 acres of vacant land in Springfield, Tennessee.

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

In consideration for Health West's services, the Company agreed to issue Health West 42,017 shares of the Company's common stock, to be issued as follows: (a) 10,505 shares valued at $62,505 were issued upon signing the agreement; (b) if Health West helps the Company structure a comprehensive manufacturing agreement with A Plus Manufacturing by July 5, 2005, then the Company will issue Health West an additional 15,756 shares; and (c) if Health West helps the Company develop a regional distribution network to integrate the Safety-SpongeTM System into the existing acute care supply chain by February 5, 2006, then the Company will issue Health West the remaining 15,756 shares. On August 17, 2005, the Company entered into a comprehensive manufacturing agreement with A Plus Manufacturing and at that time agreed to issue 15,756 shares, valued at $93,748, to Health West. As an additional incentive the Company granted Health West warrants to purchase a total of 175,000 shares of the Company’s common stock as discussed in Note 13. In the event of the death of Bill Adams, who is Health West's Chief Executive Officer, the agreement will automatically terminate. The Company may terminate the agreement at any time upon delivery to Health West of notice of a good faith determination by the Company's Board of Directors that the agreement should be terminated for cause or as a result of disability of Mr. Adams. Health West may voluntarily terminate the agreement only after expiration of the initial two-year term upon providing 30 days prior written notice to the Company.

On April 22, 2005, the Company entered into a subscription agreement pursuant to which the Company sold to an investor 20,000 shares of the Company's common stock held in treasury and warrants to purchase an additional 20,000 shares of the Company's common stock. The warrants are exercisable for a period of five years, have an exercise price equal to $6.05, and 50% of the warrants are callable. In the event the closing sale price of the Company's common stock equals or exceeds $7.50 for at least five consecutive trading days, the Company, upon 30 days prior written notice, may call the callable warrants at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to such warrants. Notwithstanding, such notice, the warrant holder may exercise the callable warrant prior to the end of the 30-day notice period. The Company received gross proceeds of $100,000 from the sale of stock and warrants. The sale was made in a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

On May 12, 2005, the Company entered into an asset purchase agreement whereby the Company purchased all of the assets of Cinapse Digital Media, a sole proprietorship, for the issuance of 17,241 shares of common stock held in treasury and 8,621 warrants to purchase common stock at an exercise price of $5.80 and a contractual life of 5 years. The assets were valued at $66,895 and consisted primarily of computers and equipment utilized in the production of digital video. Simultaneously with the asset purchase, the Company formed Cinapse Digital Media, LLC, a 50% owned Delaware limited liability company, and contributed the acquired assets. The Company consolidates its investment in Cinapse Digital Media, LLC. Cinapse Digital Media, LLC produces digital video for corporate clients and will also produce digital training videos for the Company’s patient safety devices.

On July 19, 2005, the Company entered into a stock purchase agreement pursuant to which the Company sold to an investor 38,000 shares of the Company's common stock held in treasury. As consideration the Company received 12,000 shares of Tuxis Corporation (“Tuxis”) common stock valued at approximately $102,000.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

5. STOCK REPURCHASE PROGRAM

In May 2005, the Board of Directors authorized a stock repurchase program under which up to 150,000 shares of the Company’s common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow the Company the flexibility to repurchase its common stock to potentially reduce stock dilution and seek to improve its long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. During the three and nine months ended September 30, 2005, the Company repurchased 10,611 shares of common stock for $36,931. During the year ended December 31, 2004, the Company did not repurchase any shares of common stock. Although the Company’s stock repurchase program remains in place, the Company does not currently intend to make a material amount of repurchases. Future repurchases, if any, will depend on subsequent developments, corporate needs and market conditions. If subsequent developments occur or corporate needs and market conditions change that might cause the Company to make one or more repurchases, the Company would not necessarily make a public announcement about it at that time.

6. ACQUISITION

In February 2005, the Company invested $4,035,600, excluding acquisition costs, to acquire 100% of the common stock of SurgiCount Medical, Inc. (”SurgiCount”). The Company acquired SurgiCount for its patents related to the Safety-SpongeTM System, an innovation which the Company believes will allow it to capture a significant portion of the United States and European surgical sponge sales. SurgiCount’s operating results from the closing date of the acquisition, February 25, 2005, through September 30, 2005, are included in the condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	—	—	—	—
Net loss	$(2,168,000)	$(1,390,000)	$(5,801,000)	$(1,690,000)
Basic and diluted net loss per common share	$(0.39)	$(0.44)	$(1.10)	$(0.55)

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

7. MARKETABLE SECURITIES

Marketable securities at September 30, 2005 and December 31, 2004 are comprised of the following:

	September 30,	December 31,
	2005	2004
U.S. Treasuries	$—	$2,016,406
IPEX, Inc.	178,125
Tuxis Corporation	932,450	1,471,313
Other Equities	120
	$1,110,695	$3,487,719

IPEX, Inc.

At September 30, 2005, the Company held 545,000 shares of common stock and warrants to purchase 225,000 shares of common stock at $1.50 per share and warrants to purchase 225,000 shares of common stock at $2.00 per share of IPEX, formerly Administration for International Credit & Investments, Inc. The Company acquired 450,000 shares of the common stock and all of the warrants directly from IPEX and, until such time as the securities are either registered with the SEC or subject to the provisions of Rule 144, is restricted from selling these securities. The remaining 95,000 shares of common stock are valued at $178,125 and included in marketable securities. The Company has borrowed against these 95,000 shares and has therefore pledged these shares to a financial institution as discussed in Note 11. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at September 30, 2005, of $2.50. The Company has valued its holdings in IPEX at a 25% discount to the $2.50 closing price, or $1.875 per share, due to the limited average number of shares traded on the OTC Bulletin Board as well as other trading restrictions on the Company’s unregistered holdings in IPEX. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. IPEX’s fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through IPEX’s system. IPEX invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties.

Tuxis Corporation

At September 30, 2005, the Company held 109,700 shares of common stock of Tuxis as discussed in Note 14. The Company has borrowed against 20,000 of these shares and has therefore pledged 20,000 shares to a financial institution as discussed in Note 11.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

8. LONG-TERM INVESTMENTS

Long-term investments at September 30, 2005 and December 31, 2004 are comprised of the following:

	September 30,	December 31,
	2005	2004
Alacra Corporation	$1,000,000	$1,000,000
Automotive Services Group	297,844
Digicorp	492,301	532,435
IPEX, Inc.	928,125
Real Estate	576,065	738,518
China Nurse	50,000	50,000
	$3,344,335	$2,320,953

Alacra Corporation

At September 30, 2005, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation, valued at $1,000,000, and classified as an available-for-sale investment. The Company has the right to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. Alacra, based in New York, is a global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra's customers include more than 750 financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

Automotive Services Group, LLC

During July 2005, Ault Glazer Bodnar Merchant Capital, Inc. purchased a 50% interest in Automotive Services Group (“ASG”), LLC, an Alabama Limited Liability Company for $300,000. The Company has recorded its investment in ASG at its cost, as adjusted for the Company’s proportionate share of ASG’s losses, or $297,844. ASG was formed to develop and operate automated car wash sites with the first location under development in Birmingham, Alabama. The Company accounts for its investment in ASG under the equity method of accounting since the controlling interest resides with the president of ASG who, in addition to owning a 50% interest in ASG, manages all of the operating activities of ASG. The Company’s proportionate share of income or losses from this investment is recorded in equity in income (loss) of investee.

Digicorp

At September 30, 2005, the Company held 4,016,027 shares, or 28%, of the common stock of Digicorp recorded at its cost, as adjusted for the Company’s proportionate share of Digicorp’s losses, of $492,301, or approximately $0.12 per share. The Company has borrowed against 600,000 of these shares and has therefore pledged 600,000 shares to a financial institution as discussed in Note 11. The Company accounts for its investment in Digicorp under the equity method of accounting. The Company’s proportionate share of income or losses from this investment is recorded in equity in income (loss) of investee.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

Investments in Real Estate

At September 30, 2005, the Company had several real estate investments, recorded at its cost of $576,065. These investments are included in long-term investments. The Company holds its real estate investments in AGB Properties. AGB Properties real estate holdings consist of two vacant single family buildings and one multi-unit building in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, 0.61 acres of undeveloped land in Springfield, Tennessee, and various loans secured by real estate in Heber Springs, Arkansas. AGB Properties is in the process of liquidating its real estate holdings.

9. NOTES PAYABLE

The Company initially purchased Excelsior on August 28, 2001. As part of the purchase price paid by the Company for its investment in Excelsior, the Company issued a $1,000,000 note to Winstar. This note was due February 28, 2002 with interest at 3.54% but in accordance with the agreement has a right of offset against certain representations and warranties made by Winstar. The due date of the note is extended until the lawsuit discussed in Note 15 is settled. At September 30, 2005, the Company had incurred a total of approximately $184,496 in legal expenses, of which $77,026 was incurred during the nine months ended September 30, 2005. These amounts have been offset against the amount due.

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

10. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at September 30, 2005 and December 31, 2004 are comprised of the following:

	December 31,	December 31,
	2005	2004
Professional fees - legal	$393,109	$351,867
Accrued purchase price on investment	165,240	165,240
Officer's severance	26,728	160,142
Accrued interest	163,988	112,432
Professional fees - other	53,800	52,950
Deferred revenue	331,180
Other	410,041	96,937
	$1,544,086	$939,568

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

11. DUE TO BROKER

In August 2005, the Company entered into an agreement with a financial institution to borrow against securities. The agreement, which extends for 53 weeks, is subject to a premium of up to 6% of the amount of the borrowings which is amortized on a straight line basis over the term of the agreement. To the extent the agreement is terminated early, the Company does not incur a premium for the amount of time that the agreement is terminated. The agreement also provides that in addition to the securities held by the financial institution, the Company pledge a total of 25% of the value of the securities in cash. The pledged cash is reduced daily by the amount of the earned premium and protects the financial institution from decreases in the market value of the securities. Any decrease in the market value of the pledged securities in excess of 5% over the securities notional value would require the Company to fund additional monies, such that 25% of the initial borrowing, as adjusted by the earned premium, was covered. If the Company failed to fund additional monies the financial institution has the right to liquidate the pledged securities. In the event the proceeds from liquidation are insufficient to cover the amount of the borrowings, the financial institution’s sole recourse is against the pledged cash. During the nine months ended September 30, 2005, the Company received proceeds from such borrowings of $874,500 and consequently recorded a liability at September 30, 2005 of $874,500 which is included in current liabilities under the heading “Due to broker.” Additionally, the Company has recorded $237,731 as restricted cash related to borrowings under this agreement.

12. STOCK OPTION PLANS

On September 9, 1997, the Company’s stockholders approved two Stock Option Plans: a Stock Incentive Plan (“SIP”) to be offered to the Company’s consultants, officers and employees (including any officer or employee who is also a director of the Company) and a Non-Statutory Stock Option Plan (“SOP”) to be offered to the Company’s “outside” directors, (i.e., those directors who are not also officers or employees of The Company’). As of September 30, 2005, there were no outstanding options to purchase the Company’s common stock and no options available for future issuance under either the SIP or the SOP.

In December 2004, the Board of Directors of the Company approved the 2005 Stock Option and Restricted Stock Plan (the “2005 SOP”) and the Company’s stockholders approved the Plan in March 2005. The Plan reserves 1,319,082 shares of common stock for grants of incentive stock options, nonqualified stock options, and restricted stock awards to employees, non-employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant. As of September 30, 2005, the Company has granted 462,239 shares of restricted stock of which 241,881 are vested. For the three and nine months ended September 30, 2005, the Company recorded compensation expense of approximately $769,602 and $1,719,475, respectively, related to these shares of restricted stock.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
The following is a summary of the status of the Stock Option Plans:

		Outstanding Options
	Shares
	Available for	Number of	Weighted Average
	Grant	Shares	Exercise Price

December 31, 2003	22,500	61,875	$3.80
Grants	(78,750)	78,750	$0.50
Exercises		(78,750)	$0.50
Cancellations	56,250	(56,250)	$3.71

December 31, 2004	—	5,625	$4.67
Adoption of 2005 SOP	1,319,082
Exercises		(5,625)	$4.67
Restricted Stock Awards	(462,239)
Grants	(719,000)	719,000	$5.03

September 30, 2005	137,843	719,000	$5.03

Options exercisable at:
December 31, 2003	61,875	$3.80
December 31, 2004	5,625	$4.67
September 30, 2005	202,375	$5.27

The outstanding options, all of which are issued under the 2005 SOP, have a remaining contractual life of approximately 9.55 years.

13. WARRANTS

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

During the period November 3, 2004 through December 21, 2004, the Company held a series of four closings of the Private Placement. In conjunction with the closings the Company issued and sold to the Investors an aggregate of 1,517,700 Shares and Warrants to purchase an aggregate of up to 758,841 Warrant Shares pursuant to the terms of the Subscription Agreement. On April 22, 2005, the Company entered into a Subscription Agreement with an accredited investor whereby the Company sold an additional 20,000 Shares and Warrants to purchase an additional 20,000 Warrant Shares. At September 30, 2005, the Warrants, including those granted on April 22, 2005, weighted average exercise price was $3.91 with a remaining contractual life of 4.1 years.

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
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

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

In April 2005, the Company issued 100,000 warrants to purchase shares of common stock at $5.85 per share to a consultant. The warrants vest over a 12 month period and have a five-year life. The warrants were valued at $397,340 of which $134,711 has been expensed.

Warrants granted during the year were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, five years and 83%, respectively. As of September 30, 2005, all warrants issued to the consultants remain outstanding.

14. RELATED PARTY TRANSACTIONS

Tuxis Corporation

On July 22, 2005, Ault Glazer filed a Schedule 13D/A with the SEC relating to its holdings in Tuxis. Tuxis, a Maryland corporation, currently is registered under the 1940 Act as a closed-end management investment company. Tuxis previously received Board of Directors and shareholder approval to change the nature of its business so as to cease to be an investment company and on May 3, 2004, filed an application with the SEC to de-register. At September 30, 2005, the Company directly held 109,700 shares and indirectly, by virtue of its relationship with Ault Glazer, held 207,000 shares of Tuxis common stock, which represented approximately 11.15% and 21.23%, respectively, of the total outstanding shares. At September 30, 2005, Tuxis had reportable net assets of approximately $8.9 million.

AGB Properties

On April 28, 2005, the Company purchased 0.61 acres of vacant land in Springfield, Tennessee from a related party. The purchase price consisted of approximately $90,000 in cash, 20,444 shares of common stock and 10,221 warrants to purchase common stock at an exercise price of $4.53 and a 5 year contractual life.

Ipex, Inc.

On June 30, 2005, the Company formalized the terms of a consulting agreement, consented to by IPEX, whereby the Company was retained by Wolfgang Grabher, the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX, to serve as a business consultant to IPEX. Mr. Grabher owns 18,855,900 shares of IPEX's 28,195,566 outstanding shares of common stock and has granted Mr. Ault, the Company’s Chairman and Chief Executive Officer, an irrevocable voting proxy for his shares. At September 30, 2005, the Company held 1.93% of IPEX’s outstanding shares of common stock. On June 30, 2005, the Company agreed with IPEX as to the scope of such consulting services and the consideration for such services. The Company has provided and/or will provide if reasonably necessary within the next 12 months, the following services to IPEX: (a) substantial review of IPEX's business and operations in order to facilitate an analysis of IPEX's strategic options regarding a turnaround of IPEX's business; (b) providing advice in the following areas: (i) identification of financing sources; (ii) providing capital introductions of financial institutions and/or strategic investors; (iii) evaluation and recommendation of candidates for appointment as officers, directors or employees; (iv) making personnel of the Company available to IPEX to provide services to IPEX on a temporary or permanent basis; (v) evaluation and/or negotiation of merger or sale opportunities, or such other form of transaction or endeavor which IPEX may elect to pursue; and (vi) providing any other services as are mutually agreed upon in writing by the Company and Wolfgang Grabher from time to time; and (c) assisting IPEX in installing a new management team.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

The Company has performed a significant amount of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations; (ii) the execution of two purchase agreements for the purchase of certain intellectual property assets; (iii) the hiring of a Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development; and (iv) the appointment of two members to the Board of Directors of IPEX. The Company initially valued the amount of the consulting services at $1,331,250, which was due on August 15, 2005, and was based upon the assumption that the Company would most likely receive 500,000 shares of IPEX common stock as payment for the services. During the three months ended September 30, 2005, the fair market value of IPEX common stock has decreased by approximately 29.6%. Accordingly, since the amount due will be paid to the Company, most likely, in the form of 500,000 shares of IPEX common stock we have reduced the receivable and deferred revenue by the amount of the decrease in the fair market value of IPEX common stock, $393,750. As a result of the decrease in the fair market value of IPEX common stock, the Company now expects to ultimately recognize $937,500 in revenue as a result of this agreement, of which approximately $606,320 has been recognized and approximately $331,180 has been deferred. Management expects that substantially all of the revenue will be recognized during the year ending December 31, 2005.

Digicorp

In connection with the Company’s investment in Digicorp, the Company was entitled to designate two members to the Board of Directors of Digicorp. The Company’s first designee, Melanie Glazer, who is also manager of our subsidiary Ault Glazer Bodnar Capital Properties, LLC, was appointed on December 29, 2004. Milton “Todd” Ault, III, our Chairman and Chief Executive Officer, was appointed Chief Executive Officer of Digicorp on April 26, 2005. On July 16, 2005, Alice M. Campbell, one of our directors, and Mr. Ault were appointed to the Board of Directors of Digicorp. On July 20, 2005, Lynne Silverstein, our President and Secretary, was appointed as a director of Digicorp, and William B. Horne, our Chief Financial Officer, was appointed as a director and as Chief Financial Officer of Digicorp. On September 30, 2005, Mr. Ault resigned from all positions with Digicorp and Mr. Horne was appointed as the interim Chief Executive Officer.

On September 19, 2005, Digicorp entered into an asset purchase agreement with Philip Gatch, who at that time was our Company's Chief Technology Officer. The assets purchased consisted of the iCodemedia suite of websites and internet properties and all related intellectual property (the “iCodemedia Assets”). Mr. Gatch received 1,000,000 shares of Digicorp’s common stock as consideration for the iCodemedia Assets.

15. COMMITMENT AND CONTINGENCIES

Operating Lease

During August 2005 the Company entered into an operating agreement for office space.  The lease requires monthly payments of $4,174 from October 1, 2005 through September 30, 2006 and $4,341 from October 1, 2006 through September 30, 2007.  Future minimum annual rent payments under these leases for the twelve months subsequent to September 30, 2005 are as follows:

September 30,
2006	2007	Total
$50,088	$52,092	$102,180

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)

Legal Proceedings

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit (the “Leve Lawsuit”) against the Company, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). On February 25, 2003, the case against the Company and Sunshine was dismissed, however, on October 19, 2004, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. exercised their right to appeal. The initial lawsuit alleged that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiff's radio production and distribution business. The complaint further alleged that the Company and Sunshine joined the alleged conspiracy. On June 1, 2005, the United States Court of Appeals for the Second Circuit affirmed the February 25, 2003 judgment of the district court dismissing the claims against the Company.

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a new lawsuit (the “new Leve Lawsuit”) against the Company, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). The new Leve Lawsuit attempts to collect a federal default judgment of $5,014,000 entered against only two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against a number of additional entities who are not judgment debtors. Further, the new Leve Lawsuit attempts to enforce the plaintiffs default judgment against entities who were dismissed on the merits from the underlying action in which plaintiffs obtained their default judgment. An unfavorable outcome in the lawsuit, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes the lawsuit is without merit and intends to vigorously defend itself. These condensed consolidated financial statements do not include any adjustments for the possible outcome of this uncertainty.

16. SEGMENT REPORTING

The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The segment information provided reflects the three distinct lines of business within the Company’s organizational structure: medical products, which consists of SurgiCount, a provider of patient safety devices, health care solutions, which consists of Patient Safety Consulting Group, LLC, and financial services and real estate, which consists of Ault Glazer Bodnar Capital Properties, LLC. Unallocated corporate expenses are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment.

Transactions between segments are not common and are not material to the segment information. Some business activities that cannot be classified in the aforementioned segments are shown under “corporate”.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
Segment information for the three and nine months ended September 30, 2005, and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Medical Products
Revenue	—	—	—	—
Net loss	$(663,714)	—	$(1,832,343)	—
Total Assets	$4,603,439	—	$4,603,439	—

Health Care Solutions
Revenue	—	—	—	—
Net loss	$(81,430)	—	$(314,350)	—
Total Assets	—	—	—	—

Financial Services and Real Estate
Revenue	$29,693	—	$616,320	—
Net income	$(158,219)	$155	$154,845	$584,991
Total Assets	$5,807,207	$2,679,513	$5,807,207	$2,679,513

Corporate
Revenue	—	—	—	—
Net loss	$(1,251,951)	$(1,296,165)	$(3,716,908)	$(1,991,803)
Total Assets	$387,477	$69,014	$387,477	$69,014

Total
Revenue	$29,693	—	$616,320	—
Net loss	$(2,155,314)	$(1,296,010)	$(5,708,756)	$(1,406,812)
Total Assets	$10,798,123	$2,748,527	$10,798,123	$2,748,527

17. SUBSEQUENT EVENTS

On October 19, 2005, the Company entered into a subscription agreement with an accredited investor, pursuant to which the Company sold 16,666 shares of common stock at a price of $3.00 per share. The Company received gross proceeds of $50,000 from the sale of the stock.
On November 3, 2005, the Company entered into a subscription agreement with Herbert Langsam, a current director of the Company, pursuant to which the Company sold 28,653 shares of common stock at a price of $3.49 per share. The Company received gross proceeds of $100,000 from the sale of the stock.

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

In the past we invested in illiquid equity securities acquired directly from issuers in private transactions. Our investments are generally subject to restrictions on resale or otherwise are illiquid and generally have no established trading market. Additionally, many of the securities that we have invested in will not be eligible for sale to the public without registration under the Securities Act of 1933. Because of the type of investments that we made and the nature of our business, our valuation process requires an analysis of various factors.

Investments in non-marketable securities are inherently risky and a number of the companies we have invested in may fail. Their success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on their future prospects, they may not be able to raise additional funds when needed or they may receive lower valuations, with less favorable investment terms than in previous financings, likely causing our investments to become impaired.

We review all of our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances includes as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a liquid market for these securities existed.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a portfolio company is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If a portfolio company obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. We did not recognize any impairments for the nine months ended September 30, 2005 and 2004.

Security investments which are publicly traded on a national securities exchange or over-the-counter market are stated at the last reported sale price on the day of valuation or, if no sale was reported on that date, then the securities are stated at the last quoted bid price. Our Board may determine, if appropriate, to discount the value where there is an impediment to the marketability of the securities held.

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

Overview

Until March 31, 2005, Patient Safety Technologies, Inc., a Delaware corporation (“we,”“us,” or “our”), elected to be a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended. On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission.

We are currently engaged in the acquisition of controlling interests in companies and research and development of products and services focused on the health care and medical products field, particularly the patient safety markets. In the past we also focused on the financial services and real estate industries; however, in October 2005 our board of directors authorized us to evaluate alternative strategies for the divesture of our non-healthcare assets in order to focus all of our efforts on the health care and medical products field. SurgiCount Medical, Inc., a provider of patient safety devices, Patient Safety Consulting Group, LLC, a healthcare consulting services company, Ault Glazer Bodnar Merchant Capital, Inc., a holding company for our non-patient safety related assets, and Ault Glazer Bodnar Capital Properties, LLC, a real estate development and management company, are wholly-owned operating subsidiaries, which were either acquired or created to enhance our ability to focus our efforts in each targeted industry. Currently, we are evaluating ways in which to monetize the assets in Ault Glazer Bodnar Merchant Capital, Inc, and Ault Glazer Bodnar Capital Properties, LLC. However, the divestiture of any assets will be dependent on a number of factors including: (1) lack of a liquid market to dispose of such assets; (2) potential adverse tax effects from a disposition; or (3) our board of directors and management may change their decision to dispose of certain assets.

SurgiCount is our first acquisition in our plan to become a leader in the estimated billion dollar patient safety market. SurgiCount owns patents issued in the United States and Europe related to the Safety-SpongeTM System, an innovation which management believes will allow us to capture a significant portion of the United States and European surgical sponge sales. Based upon assumptions that take into consideration factors such as the approximate number of hospitals and operating rooms in the United States and Europe, the approximate number of surgeries performed annually, and estimates for the average cost of surgical sponges, incorporating the Safety-SpongeTM System, per surgery, we believe that the existing market for surgical sponge sales in the United States and Europe represents a market opportunity equal to or in excess of $650 million in annual sales.

The Safety-SpongeTM System allows for faster and more accurate counting of surgical sponges. SurgiCount has obtained FDA 510k exempt status for the Safety-SpongeTM line.

Together with our subsidiaries, we also plan to provide capital and managerial assistance to early stage companies in the medical products and health care solutions industries.

Our principal executive offices are located at 100 Wilshire Boulevard, Suite 1750, Santa Monica, California 90401. Our telephone number is (310) 752-1442. Our website is located at http://www.patientsafetytechnologies.com.

Financial Condition

Our cash and marketable securities were $1,511,406 at September 30, 2005, versus $4,334,123 at December 31, 2004. Total current liabilities were $4,234,090 at September 30, 2005, versus $3,367,974 at December 31, 2004. Included in current liabilities at September 30, 2005 and December 31, 2004 is a note payable, and accrued interest on such note, payable to Winstar Communications, Inc. in the amount of $950,561 and $1,004,962, respectively. As discussed in Note 9 in the notes to the accompanying condensed consolidated financial statements filed with this Form 10-Q, the due date on the note payable to Winstar was February 28, 2002. The note payable has a right of offset against certain representations and warranties made by Winstar and we believe the amount of the offsets exceed the amount of the note payable. However, since Winstar may not agree with this belief, the only offsets against the principal balance of the note reflected in the accompanying financial statements relate to legal fees attributed to our defense of the lawsuits filed against us. As of September 30, 2005, we incurred $184,496 in legal fees attributed to our defense of lawsuits filed by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. and the representations and warranties made by Winstar Radio Networks, Inc. These fees have been offset against the note with the remaining principal balance of $815,504 reflected as a note payable on the accompanying balance sheet.

At September 30, 2005 and December 31, 2004, we had $400,711 and $846,404, respectively, in cash and cash equivalents. At September 30, 2005, $237,731 of our total cash balance was restricted. Our Board has authorized our Chairman and Chief Executive Officer, Milton "Todd" Ault III, to invest our cash balances in the public equity and debt markets as appropriate to maximize the short-term return on such assets. Such investments entail risks including the loss of investment and price volatility.

We had a working capital deficit of approximately $1,477,500 at September 30, 2005 and we continue to have recurring losses. In the past we have relied upon private placements of equity and debt securities and we may rely on private placements to fund our capital requirements in the future. However, we also plan to fund operations in the future primarily by liquidating our portfolio companies. On April 7, 2005, we issued a $1,000,000 promissory note (the "Note") to Bodnar Capital Management, LLC, in consideration of a $1,000,000 loan from Bodnar Capital Management, LLC. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is one of our principal stockholders. The principal amount of the Note and interest at the rate of 6% per annum is due on May 31, 2006. The obligations under the Note are secured by all real property owned by us. Management believes that existing cash resources, together with proceeds from investments and anticipated revenues from operations, should be adequate to fund our operations for the twelve months subsequent to September 30, 2005. However, long-term liquidity is dependent on our ability to attain future profitable operations. Management may undertake additional debt or equity financings to better enable us to grow and meet future operating and capital requirements.

On November 3, 2004, we sold an aggregate of 1,216,875 shares of common stock and warrants to purchase an aggregate of 608,430 shares of common stock in a private placement transaction to certain accredited investors. Pursuant to the terms of the private placement, we held additional closings on November 15, 2004, December 2, 2004, and on December 27, 2004, and sold an aggregate of 300,825 additional shares of common stock and warrants to purchase an aggregate of 150,411 shares of common stock. We received aggregate net proceeds of $3,924,786 from all the closings. We used the net proceeds from the private placement transaction primarily for general corporate purposes and in buying controlling equity stakes in companies and/or assets in the medical products, health care solutions, financial services and real estate industries. We filed a registration statement with the SEC on May 3, 2005 registering the resale of the shares of common stock (including the shares of common stock issuable upon exercise of the warrants) sold in the private placement transactions on a continuous or delayed basis under the Securities Act of 1933. We are required to use our reasonable best efforts to cause the registration statement to become effective within 90 days after the date we filed such registration statement with the SEC.

As of September 30, 2005, other than our office lease, we had no commitments not reflected in our condensed consolidated financial statements. As in prior acquisitions, we intend to use a combination of common stock and warrants as the primary means to acquire companies. Accordingly, our need to raise significant amounts of cash for acquisitions can be minimized, provided the companies we acquire are willing to accept non-cash forms of consideration.

Investments

Our financial condition is dependent on the success of our investments. In the future, we intend to invest a substantial portion of our assets in private companies in the medical products, health care solutions and financial services industries. These private businesses may be thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have little or no history of operations. The following is a discussion of our most significant investments at September 30, 2005.

Alacra Corporation

At September 30, 2005, we had an investment in Alacra Corporation (“Alacra”), valued at $1,000,000, which represents 9.3% of our total assets. On April 20, 2000, we purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Alacra has recorded revenue growth in every year since the Company’s original investment, further, 2004 revenues were in excess of the prior years revenues by greater than 20%. The Company has the right to have the preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. In connection with this investment, the Company was granted observer rights on Alacra board of directors meetings.

Alacra, a privately held company based in New York, is a global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present business information. Alacra’s customers include more than 750 leading financial institutions, management consulting, law and accounting firms and other corporations throughout the world. Currently, Alacra’s largest customer segment is investment and commercial banking, followed closely by management consulting, law and multi-national corporations.

Alacra’s online service allows users to search via a set of tools designed to locate and extract business information from the Internet and from Alacra’s library of content. Alacra’s team of information professionals selects, categorizes and indexes more than 45,000 sites on the Web containing the most reliable and comprehensive business information. Simultaneously, users can search more than 100 premium commercial databases that contain financial information, economic data, business news, and investment and market research. Alacra provides information in the required format, gleaned from such prestigious content partners as Thomson Financial™, Barra, The Economist Intelligence Unit, Factiva, Mergerstat® and many others.

China Nurse, LLC

At September 30, 2005, we had an investment in China Nurse LLC ("China Nurse"), valued at $50,000, which represents 0.5% of our total assets. During the three months ended December 31, 2004, we entered into a strategic relationship with China Nurse. In connection with this strategic relationship, we agreed to provide referrals and other assistance and we made a capital investment in cash of $50,000 in China Nurse. China Nurse is a developmental stage international nurse-recruiting firm based in New York that focuses on recruiting and training qualified nurses from China and Taiwan for job placement with hospitals and other health care facilities in the United States. China Nurse creates an opportunity for hospitals and other health care providers to efficiently recruit skilled professionals from China and Taiwan. It maintains a customized approach to matching the qualifications of the nurses with the specific needs of U.S. clients.

Digicorp

At September 30, 2005, we had an investment in Digicorp valued at $492,301, which represents 4.6% of our total assets. On December 29, 2004, we entered into a Common Stock Purchase Agreement with certain shareholders of Digicorp (the "Agreement"), to purchase an aggregate of 3,453,527 shares of Digicorp common stock. We purchased 2,229,527 of such shares on December 29, 2004 (2,128,740 shares at a price of $0.135 per share and 100,787 shares at a price of $0.145 per share) and we are required to purchase the remaining 1,224,000 shares from the selling shareholders at a price of $0.145 per share at such time that Digicorp registers the resale of the shares with the SEC. Digicorp’s common stock is traded on the OTC Bulletin Board, which reported a closing price, at September 30, 2005, of $0.85. In connection with the Agreement, we are entitled to designate two members to the Board of Directors of Digicorp. Our first designee, Melanie Glazer, who is also manager of our subsidiary Ault Glazer Bodnar Capital Properties, LLC, was appointed on December 29, 2004. Milton “Todd” Ault, III, our Chairman and Chief Executive Officer, was appointed Chief Executive Officer of Digicorp on April 26, 2005. On July 16, 2005, Alice M. Campbell, one of our directors, and Mr. Ault was appointed to the Board of Directors of Digicorp. On July 20, 2005, Lynne Silverstein, our President and Secretary, was appointed as a director of Digicorp, and William B. Horne, our Chief Financial Officer, was appointed as a director and as Chief Financial Officer of Digicorp. On September 30, 2005, Mr. Ault resigned from all positions with Digicorp and Mr. Horne was appointed as the interim Chief Executive Officer.

Since June 30, 1995, Digicorp has been in the developmental stage and has had no operations other than issuing shares of common stock for financing the preparation of financial statements and for preparing filings for the SEC. On May 18, 2005, Digicorp sold Bodnar Capital Management, LLC 2,941,176 shares of its common stock and warrants to purchase an additional 3,000,000 shares of its common stock with exercise prices ranging from $0.25 to $1.50 per share. Digicorp received gross proceeds of approximately $500,000 from the sale of stock and warrants to Bodnar Capital Management, LLC. As described above under “Financial Condition,” Bodnar Capital Management, LLC also is one of our principal stockholders. On October 27, 2005, Bodnar Capital Management, LLC canceled the warrants to purchase 3,000,000 shares of common stock in exchange for the issuance of a warrant to purchase 500,000 shares of Digicorp’s common stock with an exercise price of $0.01 per share.

On September 19, 2005, upon entering into an asset purchase agreement, Digicorp completed the initial transaction to transform itself from that of a development stage enterprise to a digital media and content delivery company. The assets purchased consisted of the iCodemedia suite of websites and internet properties and all related intellectual property (the “iCodemedia Assets”). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. Digicorp plans to use these websites and the related intellectual property to provide a suite of applications and services to enable content creators the ability to publish and deliver content to existing and next generation digital media devices, such as the Apple iPod and the Sony PSP, based upon the consumers’ expectation for broader and on-demand access to content and services.

On September 30, 2005, Digicorp entered into a non-binding Letter of Intent (the "LOI") to purchase (the "Acquisition") all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc., a California corporation ("Rebel Crew"). As proposed in the LOI, upon closing the Acquisition, Digicorp would issue 20 million shares of its common stock to the shareholders of Rebel Crew as compensation for the issued and outstanding capital stock of Rebel Crew. Rebel Crew was founded in 2001 as a film licensing and distribution company of Latino home entertainment products. Rebel Crew currently maintains more than 200 Spanish language films and serves the some of the nation’s largest wholesale, retail, catalog, and e-commerce accounts. Rebel Crew’s titles can be found at Wal-Mart, Best Buy, Blockbuster, K-Mart, and hundreds of independent video outlets across the United States and Canada. Since the Acquisition is subject to further negotiation of definitive agreements, we cannot assure that the proposed transactions will be completed. However, we believe that the proposed Acquisition, if consummated, will allow Digicorp to leverage Rebel Crew’s Latino content and industry relationships with the iCodemedia Assets to create a compelling digital media and content delivery company.

Excelsior Radio Networks, Inc.

During the period from August 12, 2003 through October 22, 2004, we liquidated our investment in Excelsior Radio Networks, Inc. (“Excelsior”). We sold a total of 1,476,804 shares and warrants to purchase 87,111 shares of Excelsior common stock. We have stock appreciation rights on these shares that began to expire on August 8, 2005, however, no value has been ascribed to these rights.

IPEX, Inc.

At September 30, 2005, we held 545,000 shares of common stock and warrants to purchase 225,000 shares of common stock at $1.50 per share and warrants to purchase 225,000 shares of common stock at $2.00 per share of IPEX, Inc. (“IPEX”), valued at $1,106,250, which represents 10.2% of our total assets. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at September 30, 2005, of $2.50. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates a Voice over Internet Protocol ("VoIP") routing platform that exchanges international telecommunication traffic. IPEX's exchange operates on a software-based switching platform which monitors and dynamically checks up to 256 different routes for one country code, optimizing margin and quality through real time traffic adjustments. The exchange delivers seamless access through an Internet Protocol (“IP”) connection which significantly reduces the time to connect to the exchange. IPEX offers its service to international telecom carriers and Internet Service Providers. IPEX invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties. On June 23, 2005, Alice M. Campbell, who is one of our directors, was appointed to the Board of Directors of IPEX. In addition, from May 26, 2005 until July 20, 2005, Milton “Todd” Ault, III, our Chairman and Chief Executive Officer, served as interim Chief Executive Officer and a director of IPEX.

As reflected in IPEX’s June 30, 2005 Form 10-Q, sales for the six months ended June 30, 2005 rose to $4,816,177 as compared to sales of $1,778,705 from the prior year's six months ended June 30, 2004. Due to prior working capital constraints IPEX could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by a private placement completed in March 2005 allowed IPEX to extend credit to Tier 2 carriers under net 15 terms therefore increasing the number of overall customers.

Tuxis Corporation

At September 30, 2005, we held 109,700 shares of common stock of Tuxis Corporation (“Tuxis”) valued at $932,450, which represents 8.6% of our total assets. Tuxis is a Maryland corporation currently registered under the Investment Company Act of 1940 as a closed-end management investment company. Tuxis previously received Board of Directors and shareholder approval to change the nature of its business so as to cease to be an investment company and on May 3, 2004, filed an application with the SEC to de-register. At June 30, 2005, Tuxis had reportable net assets of approximately $8.9 million.

Ault Glazer Bodnar Capital Properties, LLC

At September 30, 2005, we had several real estate investments, valued at $576,065, which represents 5.3% of our total assets. We hold our real estate investments in Ault Glazer Bodnar Capital Properties, LLC (“AGB Properties”), a Delaware limited liability company and a wholly owned subsidiary. AGB Properties is in the process of liquidating its real estate holdings. AGB Properties’ primary focus was on the acquisition and management of income producing real estate holdings. AGB Properties real estate holdings consist of two vacant single family buildings and one multi-unit building in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, 0.61 acres of undeveloped land in Springfield, Tennessee, and various loans secured by real estate in Heber Springs, Arkansas.

Results of Operations

We account for our operations under accounting principles generally accepted in the United States. The principal measure of our financial performance is captioned “Net loss attributable to common shareholders,” which is comprised of the following:

▪	"Revenues," which is the amount we receive from sales of our products;

▪	“Operating expenses,” which are the related costs and expenses of operating our business;

▪
“Interest, dividend income and other, net,” which is the amount we receive from interest and dividends from our short term investments and money market accounts, and our proportionate share of income or losses from investments accounted for under the equity method of accounting;

▪	“Realized gains (losses) on investments, net,” which is the difference between the proceeds received from dispositions of investments and their stated cost; and

▪
“Unrealized gains (losses) on marketable securities, net,” which is the net change in the fair value of our marketable securities, net of any (decrease) increase in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

“Realized gains (losses) on investments, net” and “Unrealized gains (losses) on marketable securities, net” are directly related. When a security is sold to realize a gain, the net unrealized gain decreases and the net realized gain increases. When a security is sold to realize a loss, the net unrealized gain increases and the net realized gain decreases.

We generally earn interest income from loans, preferred stock, corporate bonds and other fixed income securities. The amount of interest income varies based upon the average balance of our fixed income portfolio and the average yield on this portfolio.

Revenues

We recognized revenues of $29,693 and $616,320 for the three and nine months ended September 30, 2005 as opposed to no revenues during the three and nine months ended September 30, 2004. Although none of the revenues that we recognized related to sales of our Safety-SpongeTM System we expect to begin recognizing revenues from the Safety-SpongeTM System during the three month period ending March 31, 2006 based in part upon the results of initial usage of the Safety-SpongeTM System in hospital operating rooms.

The increase in revenue was the result of a consulting agreement, consented to by IPEX, whereby Wolfgang Grabher, the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX, retained us to serve as a business consultant to IPEX. In consideration for the services, Mr. Grabher personally agreed to pay us either 500,000 shares of common stock of IPEX, or $1,500,000 in cash, as a non-refundable consulting fee. Whether the consulting fee is paid in the form of IPEX common stock or cash is in the sole discretion of Mr. Grabher and this has not been determined yet. Mr. Grabher owns 18,855,900 shares of IPEX's 28,195,566 outstanding shares of common stock and in May 2005 granted Mr. Ault, our Chairman and Chief Executive Officer, an irrevocable voting proxy for his shares for a period of three years or earlier if independent counsel hired by IPEX clears Mr. Grabher of any wrongdoings in connection with IPEX’s operations, if Mr. Ault releases the proxy or if Mr. Grabher sells the subject shares. The irrevocable voting proxy was granted to Mr. Ault while he served as interim Chief Executive Officer and a director of IPEX in order to distance Mr. Grabher from control over IPEX amid allegations of wrongdoing. At September 30, 2005, we held 1.93% of IPEX’s outstanding shares of common stock. On June 30, 2005, we agreed with IPEX as to the scope of such consulting services and the consideration for such services. We have provided and/or will provide if reasonably necessary within the 12 month period ending June 30, 2006, the following services to IPEX: (a) substantial review of IPEX's business and operations in order to facilitate an analysis of IPEX's strategic options regarding a turnaround of IPEX's business; (b) providing advice in the following areas: (i) identification of financing sources, (ii) providing capital introductions of financial institutions and/or strategic investors, (iii) evaluation and recommendation of candidates for appointment as officers, directors or employees, (iv) making our personnel available to IPEX to provide services to IPEX on a temporary or permanent basis, (v) evaluation and/or negotiation of merger or sale opportunities, or such other form of transaction or endeavor which IPEX may elect to pursue, and (vi) providing any other services as are mutually agreed upon in writing with Mr. Grabher from time to time; and (c) assisting IPEX in installing a new management team.

At September 30, 2005, we had performed a significant amount of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations (ii) advice in connection with IPEX’s purchase of certain intellectual property assets; (iii) the hiring by IPEX of a new Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development, none of which would be deemed related parties; and (iv) IPEX’s appointment of two new members to its Board of Directors. We have deferred approximately $331,180 of revenue relating to this consulting agreement which management expects will be substantially recognized during the year ending December 31, 2005.

Expenses

Operating expenses were $6,376,854 and $1,965,025 for the nine months and $2,128,432 and $1,287,315 for the three months ended September 30, 2005 and September 30, 2004, respectively.

The increase in operating expenses for the nine months ended September 30, 2005 when compared to September 30, 2004, was primarily the result of stock based compensation expenses, and to a lesser extent printing, stock exchange and transfer agent fees. Until October 22, 2004, the date the Company’s shareholders approved certain proposals relating to the Company’s restructuring plan to change from a business development company to an operating company, the Company’s principal activities involved the management of existing investments. As such, compensation expense was primarily the salaries of the Company’s Chief Executive Officer and to a lesser extent the Chief Financial Officer. Since the restructuring plan, management has aggressively focused on expanding into the health care and medical products field, particularly the patient safety markets, and up until October 2005, the financial services and real estate industries. A significant component of this strategy has resulted in the acquisition of assets. The Company has hired personnel in order to meet the increased needs of its current business focus which has resulted in increases in almost every expense category.

Printing, Amex stock exchange, and transfer agent fees for the nine months ended September 30, 2005 increased by $61,174, $65,783 and $46,138, respectively, over the nine months ended September 30, 2004. The increase is primarily attributable to work performed on the Company’s proxy statements, registration statements, annual report and related annual meeting of shareholders. All of these reports required a significant amount of additional time to prepare due to the Company’s change from a business development company to an operating company. Printing fees increased as a direct result of the greater number of printed documents, including business cards and stationary, as well as revisions to those documents. Amex stock exchange fees primarily increased as a result of a non-recurring fee associated with the Company’s 3 for 1 stock split.

Printing, Amex stock exchange, and transfer agent fees are a component of the $668,335 increase reflected in general and administrative expenses for the nine months ended September 30, 2005. An increase in travel related expenses of $176,553, another component of general and administrative expenses, was attributed to expenses incurred in identifying and reviewing investment opportunities and attendance at trade shows and conventions to promote the Company’s patient safety products. The remaining increase in general and administrative expenses is a direct result of an overall increase in business activity associated with being an operating company with increased personnel. These expenses, which are not significant individually, include but are not limited to office supplies, postage, and marketing.

A majority of our operating expenses consist of employee compensation, which increased by $2,341,446. The most significant component of employee compensation is stock based compensation expense. For the nine months ended September 30, 2005, we recorded approximately $1,230,551 relating to grants of nonqualified stock options and $1,287,496 related to restricted stock awards to our employees and non-employee directors, all of which were expensed in accordance with SFAS 123(R). During the nine months ended September 30, 2004, our total stock based compensation expense, which was caused from the issuance of 26,250 options to members of our Board of Directors, was $5,094. Thus, the increase in expenses related to the issuance of stock options and restricted stock awards to our employees and non-employee directors amounted to $2,512,953. The difference between the amount by which stock based compensation increased above the overall increase in employee compensation was $171,507 and was caused by the lack of severance payments in the current period offset by an increase in base salaries caused by an increased number of employees. Included in compensation expense for the three months ended September 30, 2004, was the severance package paid to Stephen L. Brown, our former Chairman and Chief Executive Officer, of $483,000. The absence of compensation related to the severance package was offset by an increase in base salaries of $294,643 attributed to the increased number of employees. At September 30, 2005, we had 14 full time employees as opposed to 4 full time employees at September 30, 2004.

The second largest component of our operating expenses is professional fees, which increased by $1,132,607. As in the case of employee compensation, stock based compensation expense is the most significant component of professional fees for the nine months ended September 30, 2005. We incurred approximately $759,253 relating to the issuance of warrants and $431,979 related to restricted stock awards to our consultants performing services for us.

A significant amount of the warrants relate to a consulting agreement that we entered into in April 2005 with Health West Marketing Incorporated (“Health West”) where we agreed, as an incentive for entering into the agreement, to issue Health West a callable warrant to purchase 150,000 shares of our common stock at an exercise price of $5.95, exercisable for 5 years. We recognized an expense of $527,958 related to these warrants. In addition to the warrants, we have recognized expenses of $156,253 related to the issuance and future issuance of 26,261 shares of our common stock, as follows: (a) 10,505 shares valued at $62,505 were issued upon signing the agreement; and (b) on August 17, 2005, we entered into a comprehensive manufacturing agreement with A Plus Manufacturing and became obligated to issue 15,756 shares, valued at $93,748, to Health West. In the event that Health West helps us develop a regional distribution network to integrate the Safety-SpongeTM System into the existing acute care supply chain by February 5, 2006, we will then issue Health West an additional 15,756 shares and at that time recognize an additional expense of $93,748.

In addition to the stock based compensation that we recognized as a result of our agreement with Health West, we have issued additional warrants to purchase shares of common stock and granted restricted shares of common stock to various consultants performing services for us. These services have primarily related to investor relations and legal services.

All of our stock based compensation issued to employees, non-employee directors and consultants were expensed in accordance with SFAS 123(R). We valued the nonqualified stock options and warrants using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, three to five years and 83%, respectively. The restricted stock awards were valued at the closing price on the date the restricted shares were granted. The overall increase in expenses related to the issuance of stock options, warrants and restricted stock awards amounted to $3,704,185.

We also issued 150,000 warrants, valued at $536,578, to an independent consultant providing advisory services for the acquisition of SurgiCount Medical, Inc. The services provided by the consultant included an evaluation of and oversight over completion of the transaction. The value of the warrants, along with the purchase price and direct costs incurred as a result of the transaction, were capitalized. The entire capitalized costs, valued at $4,684,576, have been allocated to SurgiCount’s patents, with an approximate useful life of 14.4 years, on a preliminary basis and may change as additional information becomes available. Amortization expense related to the patents, for the nine months ended September 30, 2005, was approximately $190,000 as opposed to no expense during the nine months ended September 30, 2004.

Interest, dividend income and other, net

We had investment income of $41,321 and $369 for the nine months ended and $1,234 and $155 for the three months ended September 30, 2005 and September 30, 2004, respectively.

The increase in investment income for the nine and three months ended September 30, 2005 when compared to September 30, 2004, was primarily the result of an increased amount of fixed income investments held throughout the period. At March 31, 2005, we held in marketable securities approximately $2.5 million in U.S. Treasuries which were liquidated during the three month period ended June 30, 2005. At September 30, 2004, our primary contributing asset to investment income was its cash balance of $190,303.

Realized gains (losses) on investments, net

During the nine months ended September 30, 2005, we realized net gains of $252,848 from trades of marketable securities.

During the nine months ended September 30, 2004, we realized net gains of $650,878 primarily from the disposition of a portion of our equity interest in Excelsior and the sale of common shares in Principal Financial Group.

We have relied and we continue to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of our operating expenses. Because such sales cannot be predicted with certainty, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Unrealized gains (losses) on marketable securities, net

Unrealized losses, as compared to that which was reported at December 31, 2004, increased by $80,115 during the nine months ended September 30, 2005, primarily due to our investment in IPEX which had an unrealized loss of $168,993 for the period then ended. Additionally, all marketable securities which had an unrealized loss at December 31, 2004, in the amount of $58,254, had been disposed of.

Unrealized losses, as compared to that which was reported at December 31, 2003, increased by $66,256 during the nine months ended September 30, 2004 primarily due to the sale of a portion of our Excelsior common stock holdings, which resulted in a corresponding increase in realized gains of $508,804, offset by an increase in the value of the remaining Excelsior holdings of $435,548.

Accumulated other comprehensive income

Unrealized gains (losses) on our investments designated as available-for-sale are recorded in accumulated other comprehensive income. At September 30, 2005, we classified all of our restricted holdings in IPEX as available-for-sale. At September 30, 2005, the unrealized gains on our restricted holdings in IPEX amounted to $478,125. We did not hold any investments classified as available-for-sale at September 30, 2004.

Taxes

We are taxed under Title 26, Chapter 1, Subchapter C of the Internal Revenue Code of 1986, as amended, and therefore subject to federal income tax on the portion of our taxable income.

At December 31, 2004, we had a net operating loss carryforward of approximately $8.6 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires beginning in 2011.

A change in the ownership of a majority of the fair market value of our common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to Internal Revenue Code Section 382. We believe that such a change occurred during the year ended December 31, 2004. Based upon an analysis of purchase transactions of our equity securities during 2004, we believe that our net operating loss carryforward utilization is limited to approximately $755,000 per year.

Risk Factors

An investment in our securities involves a high degree of risk relating to our business, strategy, structure and investment objectives. Each of the following risks may materially adversely affect our business, financial condition and results of operations. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

•	changes in the economy;
•	risk associated with possible disruption in our operations due to terrorism;
•	future regulatory actions and conditions in our operating areas or target industries for investments; and
•	other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We recently restructured our business strategy and objective and have limited operating history under our new structure. If we cannot successfully implement our new business structure the value of your investment in our business could decline.

Since the change of control that occurred in October 2004, we restructured our business strategy and objective to focus on the medical products and healthcare solutions industries instead of the radio and telecommunications industries. We have a limited operating history under this new structure. Historically, we have not typically invested in these industries and therefore our historical results of operations should not be relied upon as an indication of our future financial performance. If we do not successfully implement our new business structure the value of your investment in our business could decline substantially.

Withdrawal of our election to be treated as a BDC may increase the risks to our shareholders since we are no longer subject the regulatory restrictions or financial reporting benefits of the Investment Company Act of 1940 (the “1940 Act”).

We may never dispose of our non-core, non-patient safety related assets, which could require us to re-register under the 1940 Act.

In the past, as a BDC registered under the 1940 Act, we invested in illiquid equity securities acquired directly from issuers in private transactions. In March 2005, we changed our business strategy to become an operating company focused on the health care and medical products field, particularly the patient safety markets. In order to further our new business strategy, our management is currently trying to dispose of our non-core, non-patient safety related assets, which includes various investments in businesses and real estate that are not part of our current business plan. We may never dispose of these non-core, non-patient safety related assets due to a number of reasons including: (1) lack of a liquid market to dispose of such assets; (2) potential adverse tax effects from a disposition; or (3) our board of directors and management may change their decision to dispose of such assets. If we do not dispose of these assets, our management’s focus will be diverted from our present business strategy, which could delay implementation of our business plan and which could require us to re-register under the 1940 Act.

We may have to take actions that are disruptive to our business strategy to avoid registration under the 1940 Act.

The 1940 Act generally requires public companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities to register as investment companies. A company may be deemed to be an investment company if it owns “investment securities” with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. Securities issued by companies other than majority-owned subsidiaries are generally counted as investment securities for purposes of the 1940 Act.

Presently we are near the 40% investment threshold for meeting the definition of an investment company under the 1940 Act and thus could be required to register as investment company under the 1940 Act in the near future.

Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, building and operating companies in the medical products, healthcare services, financial and real estate industries. Moreover, registration under the 1940 Act would subject us to increased regulatory and compliance costs, and other restrictions on the way we operate. We may also have to take actions, including buying, refraining from buying, selling or refraining from selling securities, when we would otherwise not choose to do so in order to continue to avoid registration under the 1940 Act.

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

The nature of our business has changed from investing in radio and telecommunications companies with the goal of achieving gains on appreciation and dividend income, to actively operating businesses in the medical products and health care solutions industries, with the goal of generating income from the operations of those businesses. No assurance can be given that our business strategy or objectives will be achieved by withdrawing our election to be treated as a BDC.

Further, our election to withdraw as a BDC under the 1940 Act resulted in a significant change in our method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. As an operating company, the required financial statement presentation and accounting for securities held will be either fair value or historical cost methods of accounting, depending on the classification of the investment and our intent with respect to the period of time we intend to hold the investment.

The change in our method of accounting could reduce the market value of our investments in privately held companies by eliminating our ability to report an increase in the value of our holdings as they occur. Also, as an operating company, we now have to consolidate our financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

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

At September 30, 2005, patents received in the acquisition of SurgiCount Medical, Inc., net of accumulated amortization, represented $4,495,027, or 41.6%, of our total assets. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist to determine if the recorded amount of our patents is impaired. This determination requires significant judgment and changes in our estimates and assumptions could materially affect the determination of fair value and/or impairment of patents. We may incur charges for the impairment of our patents in the future if sales of our patient safety products, in particular our Safety-Sponge™ System, fail to achieve our assumed revenue growth rates or assumed operating margin results.

We have in the past invested in non-marketable investment securities which may subject us to significant impairment charges.

We have in the past invested in illiquid equity securities acquired directly from issuers in private transactions. At September 30, 2005, 41.25% of our assets were comprised of investment securities, the majority of which are illiquid investments. Investments in illiquid, or non-marketable, securities are inherently risky and a number of the companies we have invested may fail. We review all of our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. The indicators we use to identify those events or circumstances includes as relevant, the nature and value of any collateral, the company’s ability to make payments and its earnings, the markets in which the company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted cash flows of the company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a liquid market for these securities existed. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a company is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. Although we did not recognize any impairment for the nine months ended September 30, 2005, since a significant amount of our assets are comprised of non-marketable investment securities, any future impairment charges from the write down in value of these securities will adversely affect our financial condition.

We may not be able to effectively integrate our acquisition targets, which would be detrimental to our business.

On February 25, 2005, we purchased SurgiCount Medical, Inc., a holding company for intellectual property rights relating to our Safety-Sponge™ System. We anticipate seeking other acquisitions in furtherance of our plan to acquire assets and businesses in the medical products and health care solutions industries. Acquisitions involve numerous risks, including potential difficulty in integrating operations, technologies, systems, and products and services of acquired companies, diversion of management’s attention and disruption of operations, increased expenses and working capital requirements and the potential loss of key employees and customers of acquired companies. In addition, acquisitions involve financial risks, such as the potential liabilities of the acquired businesses, the dilutive effect of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for by using the purchase method of accounting, and possible adverse tax and accounting effects. Any of the foregoing could materially and adversely affect our business.

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

Certain of our officers, directors and/or their family members have existing responsibilities and, in the future, may have additional responsibilities, to act and/or provide services as executive officers, directors, owners and/or managers of Ault Glazer Bodnar & Company Investment Management LLC. In particular, Milton “Todd” Ault, III, our Chairman and Chief Executive Officer, Melanie Glazer, Manager of our subsidiary Ault Glazer Bodnar Capital Properties, LLC, and Lynne Silverstein, our President and Secretary, are all principals of Ault Glazer Bodnar & Company Investment Management LLC. Mr. Ault and Ms. Silverstein devote approximately 85% of their time to our business, based on a 60-hour, 6-day workweek. Ms. Glazer works full time for Ault Glazer Bodnar Capital Properties, LLC. Ms. Silverstein is the stepdaughter of Louis Glazer, one of our Directors and Chief Health and Science Officer of Patient Safety Consulting Group, LLC. Accordingly, certain conflicts of interest may arise from time to time with our officers, directors and Ault Glazer Bodnar & Company Investment Management LLC. Because of these possible conflicts of interest, such individuals may direct potential business and investment opportunities to other entities rather than to us, which may not be in the best interest of our stockholders. We will attempt to resolve any such conflicts of interest in our favor.

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

As of October 1, 2005, Milton “Todd” Ault, III, our Chief Executive Officer and Chairman, beneficially owned approximately 25.6% of our common stock. As a result, Mr. Ault may be able to exert significant influence over our management and policies to:

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

RISKS RELATED TO OUR MEDICAL PRODUCTS AND HEALTHCARE-RELATED BUSINESS

We rely on a third party manufacturer and supplier to manufacture our Safety-Sponge™ System. The loss of this manufacturer and supplier may interrupt our operations.

       On August 17, 2005, our wholly owned subsidiary SurgiCount entered into an agreement for A Plus International Inc. to be the exclusive manufacturer and provider of the Safety-Sponge™ System. During the term of the agreement, A Plus International Inc. agreed not to manufacture, distribute or otherwise supply any bar coded gauze sponges, bar coded laparotomy sponges, bar coded O.R. towels or bar coded specialty sponges manufactured in China for any third party except for SurgiCount. However, in the event A Plus International Inc. does not meet the requirements of the agreement, SurgiCount may seek additional providers of the Safety-Sponge™ products. We cannot assure you that SurgiCont will be able to maintain its relationship with A Plus International Inc. or secure additional suppliers and manufacturers on favorable terms as needed. Although we believe the materials used in the manufacture of the Safety-Sponge™ System are readily available and can be purchased and/or produced by multiple vendors, the loss of a major supplier or manufacturer, the deterioration of our relationship with a major supplier or manufacturer, changes in the specifications of components used in our products, or our failure to establish good relationships with major new suppliers or manufacturers could have a material adverse effect on our business, financial condition and results of operations.

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

Through our subsidiary SurgiCount Medical, Inc. we have general liability insurance to cover claims up to $1,000,000. This insurance will cover the clinical trial/time study relating to the bar coding of surgical sponges only. In addition, A Plus International, Inc., the manufacturer of our surgical sponges, maintains general liability insurance for claims up to $4,000,000 that covers product liability claims against SurgiCount Medical, Inc. There can be no assurance that one or more liability claims will not exceed the coverage limits of any of such policies. If we or our manufacturer are subjected to product liability claims, the result of such claims could harm our reputation and lead to less acceptance of our products in the healthcare products market. In addition, if our insurance or our manufacturer’s insurance is not sufficient to cover product liability claims, our business and financial condition will be materially adversely affected.

RISKS RELATED TO OUR INVESTMENTS

We may experience fluctuations in our quarterly results.

We may experience fluctuations in our quarterly operating results due to a number of factors, including the success rate of our current investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Economic recessions or downturns could impair investments and harm our operating results.

Many of the companies in which we have made investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our investments is likely to decrease during these periods. These conditions could lead to financial losses in our investments and a decrease in our revenues, net income, and assets. Our investments also may be affected by current and future market conditions. Significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains realized on our investments.

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

Our assets include investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. Because of the speculative nature and the lack of a public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. We have invested a substantial portion of our assets in small private companies or start-up companies. These private businesses tend to be thinly capitalized and unproven, with risky technologies that lack management depth and have not attained profitability or have no history of operations. In addition, some smaller businesses have narrower product lines and market shares than their competition and may be more vulnerable to customer preferences, market conditions, loss of key personnel, or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

We expect that some of our investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. We have in the past relied, and we continue to rely to a large extent, upon proceeds from sales of investments rather than investment income or revenue generated from operating activities to defray a significant portion of our operating expenses.

The lack of liquidity in our investments may adversely affect our business.

A portion of our investments consist of securities acquired directly from the issuer in private transactions. Some of these investments are subject to restrictions on resale and/or otherwise are illiquid. There is no established trading market for most of such securities. Additionally, many of such securities are not eligible for sale to the public without registration under the Securities Act of 1933, which could prevent or delay any sale by us of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. Further, even if a portfolio company registers its securities and becomes a reporting corporation under the Securities Exchange Act of 1934, we may be considered an insider by virtue of our board representation and would be restricted in sales of such corporation's securities. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of our investments, the proceeds of such liquidation may be significantly less than the value at which we acquired those investments.

We may not realize gains from our equity investments.

Our investments are primarily in equity securities of other companies. These equity interests may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

We have acquired controlling equity stakes in certain companies and our total debt and equity investment in controlled companies may be significant individually or in the aggregate. Investments in controlled portfolio companies are generally larger and in fewer companies than our investments in companies that we do not control. As a result, if a significant investment in one or more controlled companies fails to perform as expected, our financial results could be more negatively affected and the magnitude of the loss could be more significant than if we had made smaller investments in more companies.

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

RISKS RELATED TO OUR REAL ESTATE HOLDINGS

The value of real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may limit the amount of cash we eventually receive on the liquidation of our real estate holdings.

The value of our real estate holdings is affected by many factors including, but not limited to: national, regional and local economic conditions; consequences of any armed conflict involving or terrorist attacks against the United States; our ability to secure adequate insurance; local conditions such as an oversupply of space or a reduction in demand for real estate in a particular area; competition from other available space; whether tenants consider a property attractive; the financial condition of tenants, including the extent of tenant bankruptcies or defaults; whether we are able to pass some or all of any increased operating costs through to tenants; how well we manage our properties; fluctuations in interest rates; changes in real estate taxes and other expenses; changes in market rental rates; the timing and costs associated with property improvements and rentals; changes in taxation or zoning laws; government regulation; potential liability under environmental or other laws or regulations; and general competitive factors. If adverse changes in any of these factors were to occur, we generally would expect to receive less cash upon liquidation of our real estate holdings.

Our current real estate holdings are concentrated in Baltimore, Maryland and Heber Springs, Arkansas. Adverse circumstances affecting these areas generally could adversely affect the value of such real estate holdings.

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

As of November 7, 2005, we had 5,626,708 shares of common stock outstanding. There are 1,517,700 outstanding shares of common stock and 758,841 shares of common stock issuable upon exercise of outstanding warrants from our recent private placement being offered pursuant to a Form S-3 registration statement filed with the SEC on May 3, 2005. After the Form S-3 is declared effective by the SEC, all of these shares may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The issuance of shares upon exercise of outstanding warrants will cause immediate and substantial dilution to our existing stockholders.

The issuance of shares upon exercise of our outstanding warrants will result in substantial dilution to the interests of other stockholders. This may include dilution in the market price of our common stock since the exercising warrant holders may exercise and sell the full amount issuable on exercise.

RISKS RELATED TO OUR COMMON STOCK

Our historic stock price has been volatile and the future market price for our common stock may continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the past two fiscal years and the interim quarterly periods, the market price for our common stock has ranged from $0.167 to $7.333. Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Our common stock is currently listed on the American Stock Exchange (“AMEX”). The average daily trading volume of our common stock over the past three months was approximately 3,973 shares. The last reported sale price for our common stock on October 3, 2005, was $3.55 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

If we fail to meet continued listing standards of AMEX, our common stock may be delisted which would have a material adverse effect on the price of our common stock.

Our common stock is currently traded on AMEX under the symbol “PST”. In order for our securities to be eligible for continued listing on AMEX, we must remain in compliance with certain listing standards. On June 24, 2004, we received a letter from AMEX inquiring as to our ability to remain listed on AMEX. Specifically, AMEX indicated that our common stock was subject to delisting under sections 1003(a)(i) and 1003(a)(ii) of AMEX’s Company Guide because our stockholders’ equity was below the level required by AMEX’s continued listing standards. Accordingly, AMEX requested information relating to our plan to retain listing. On September 13, 2004, we presented the final components of our proposed plan to AMEX to comply with AMEX’s continued listing standards and on September 15, 2004, AMEX notified us that it accepted our plan and granted us an extension until December 26, 2005 to regain compliance, during which time AMEX will continue our listing subject to certain conditions. We have cooperated, and will continue to cooperate, with AMEX regarding these issues and we intend to make every effort to remain listed on AMEX. AMEX has notified us, however, that failure to make progress consistent with the plan of compliance or to regain compliance with the continued listing standards by December 26, 2005 could result in our common stock being delisted. We believe we have re-gained compliance with AMEX’s continued listing requirements. If we were to again become noncompliant with AMEX’s continued listing requirements, our common stock may be delisted which would have a material adverse affect on the price and liquidity of our common stock.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our business activities contain elements of market risk. We consider a principal type of market risk to be valuation risk. Investments and other assets are valued at fair value as determined in good faith by our Board of Directors.

We have invested a substantial portion of our assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. We expect that some of our venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential.

Because there is no public market for the equity interests of some of the small companies in which we have invested, the valuation of such the equity interests is subject to the estimate of our Board of Directors. In making its determination, the Board may consider valuation information provided by an independent third party or the portfolio company itself. In the absence of a readily ascertainable market value, the estimated value of our equity investments may differ significantly from the values that would be placed on them if a liquid market for the equity interests existed. Any changes in valuation are recorded in our consolidated statements of operations as either "Unrealized losses on marketable securities, net” or “Other comprehensive income."

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against us, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. The plaintiffs are attempting to collect a federal default judgment of $5,014,000 entered against two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against us and the other defendants, none of whom are judgment debtors. Further, the plaintiffs are attempting to enforce their default judgment against us when their initial lawsuit against us was dismissed on the merits. An unfavorable outcome in the lawsuit may have a material adverse effect on our business, financial condition and results of operations. We believe the lawsuit is without merit and we intend to vigorously defend against the lawsuit.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On October 25, 2005, we sold 16,666 shares of common stock to an unaffiliated accredited investor at a price of $3.00 per share, resulting in gross proceeds of $50,000. These securities were sold pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.

On November 3, 2005, we sold Herbert Langsam, one of our current directors, 28,653 shares of common stock at a price of $3.49 per share, resulting in gross proceeds of $100,000. These securities were sold pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.

For each of the above sales, no advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act. Each of the above security holders represented that they are accredited and sophisticated investors, that they are capable of analyzing the merits and risks of their investment, and that they understand the speculative nature of their investment. Furthermore, all of the above-referenced persons had access to our Securities and Exchange Commission filings.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
10.1
Consulting Agreement among Wolfgang Grabher and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.2
Agreement between Patient Safety Technologies, Inc. and IPEX, Inc. dated July 7, 2005 (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.3	Supply Agreement entered into August 17, 2005 with A Plus International, Inc. (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 23, 2005)
10.4
Real Estate Note dated July 27, 2005 in the principal amount of $480,000 issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

10.5
Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

10.6
Addendum I dated August 10, 2005 to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

10.7
Addendum II to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

10.8
Employment Agreement dated October 31, 2005 between SurgiCount Medical, Inc., Patient Safety Technologies, Inc. and Richard Bertran (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 2, 2005)

10.9
Employment Agreement dated November 2, 2005 by and between SurgiCount Medical, Inc., Patient Safety Technologies, Inc. and James Schafer (Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2005)

31.1	Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
31.2	Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act
32.1	Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2	Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

Date: November 14, 2005	By:	/s/ Milton “Todd” Ault III
Milton “Todd” Ault III
Chairman & Chief Executive Officer

Date: November 14, 2005	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and Principal Accounting Officer