Form 10-K/A
period 2004-12-31
Patient Safety Technologies, Inc
filed 2006-02-13
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2)    Yes ☐ No ☐.

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

Our corporate structure at December 31, 2004, including our subsidiaries and our interests in public and private companies that we have purchased, is set forth depicted in the following diagram:

Real estate holdings	Alacra Corporation	China Nurse LLC
(i.e., undeveloped land	(1.6% equity interest)	(5% equity interest)
and loans)	Digicorp
(26.9% equity interest)
Excelsior Radio Networks, Inc.
(stock appreciation rights)

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

Our target industries are heavily regulated. In the U.S., the principal authority regulating the operations of our medical companies is the Food and Drug Administration (“FDA”). The FDA regulates the safety and efficacy of the products we offer, our research quality, our manufacturing processes and our promotion and advertising. In addition, we are also currently subject to the requirements of the 1940 Act applicable to BDC’s. For more information see “BDC and Healthcare Regulation” below.

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

In connection with the Restructuring Plan, Franklin also entered into a Termination Agreement and Release (the "Termination and Release Agreement") with Brown that contains the terms of Brown's prospective resignation from Franklin. Franklin and Brown amended the Termination Agreement on September 30, 2004. See“Termination Agreement and Release” below.

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

Franklin is dedicated to leading this effort through the development and introduction of ground-breaking patient safety products such as its lead product, the patented Safety-SpongeTM System, which management believes will allow the Company to capture a significant portion of the United States and European surgical sponge sales. Based upon assumptions by the Company’s management that take into consideration factors such as the approximate number of hospitals and operating rooms in the United States and Europe, the approximate number of surgeries performed annually, and estimates for the average cost of surgical sponges, incorporating the Safety-SpongeTM System, per surgery, we believe that the existing market for surgical sponge sales in the United States and Europe represents a market opportunity equal to or in excess of $650 million in annual sales. Such estimate assumes approximately 61 million surgeries performed annually in the United States and Europe, and an average cost of surgical sponges of $10.60 per sponge. In addition, the Company believes that its innovative Safety-Sponge(TM) System could save up to an estimated $1.0 billion annually in retained sponge litigation. The estimated size of the surgical sponge market and actual savings derived from utilization of the Safety-Sponge(TM) System from retained sponge litigation is based on management’s estimates and assumptions made by management. Although management took into consideration statistics from research and published articles by the American Hospital Association and New England Journal of Medicine, as well as various articles located through a search of retained sponge verdicts the specific assumptions is management’s interpretation of those multiple sources. Further, management believes that a large amount of the litigation relating to medical malpractice claims are settled under the terms of confidentially agreements, thus the actual amount of many settlements are never disclosed and therefore subject to speculation.

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

SurgiCount began development of the Safety-SpongeTM line of sponges in February 1994 and received confirmation from the FDA that the product line was granted 510k exempt status on November 8, 1999. The Safety-SpongeTM line of sponges has passed required FDA biocompatibility tests including ISO sensitization, cytotoxicity and skin irritation tests. The Center for Devices and Radiological Health (“CDRH”) handles the premarket notification process for medical devices at the FDA. The CDRH requires the biological evaluation of medical devices to determine the potential toxicity resulting from contact of the component materials of the device with the human body. Evaluation of any new device intended for human use requires data from systemic testing to ensure that the benefits provided by the final product will exceed any potential risk produced by device materials. CDRH Blue Book Memo G95-1 provides guidance for required biocompatibility testing procedures for medical devices. SurgiCount requested specific guidance from the CDRH as to the required biocompatibility tests for the Safety-SpongeTM line of products. The CDRH specifically guided SurgiCount to three required biocompatibility tests for the Safety-SpongeTM line: Cytotoxicity, Sensitization and Irritation/Intracutaneous Reactivity. SurgiCount Medical has performed and in 2003 passed all three of these required biocompatibility tests. Cytotoxicity testing is to determine whether or not the materials used in a medical device are harmfully reactive to certain biological elements on a cellular level. Sensitization or hypersensitivity reactions usually occur as a result or prolonged contact with a chemical substance that interacts with the body’s immune system. The tests are used to eliminate the possibility that patients will be exposed to strong sensitizing chemicals extracted from the medical device.

The tests were completed prior to the Company’s acquisition of SurgiCount, which occurred in February 2005. At the time the acquisition of the SurgiCount assets was completed the Company focused on developing the product for commercialization. Although passing the three biocompatibility tests was necessary to satisfy any questions as to whether or not the product was safe for use in the body it was only a part of the process required to commercialize the product. In order to utilize the product as designed investment in specialized software, hardware as well as modification of current operating room procedures was needed.

Software development, which was initially expected to take a few months, required approximately nine months for completion. Initially the Company expected that basic modification to existing software would be sufficient, however, based upon feedback from third party users and consultants the Company elected to abandon its plan to modify existing software currently in use and develop its own proprietary software for the system.

Finally, due to the nature of the medical products business any changes in the procedures requires rigorous rounds of testing and review in every adopter. Demonstrations are given to relevant parties and small “in-service” (an in-hospital teaching of how to use the system to the relevant staff members) sessions are performed with the results evaluated. Where the results are viewed in a positive fashion a second larger in-service session is usually performed, which results are again reviewed. Assuming a positive outcome of the in-service sessions, the entire staff must then be trained to use the system prior to the placement of any order. In the event the Company is successful during the in-service sessions the Company would expect to begin receiving orders for the Safety-SpongeTM System sometime in the first half of 2005.

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

The Company intends to do further research and development to advance its products as is normal for any other company. However, we intend to outsource much of the R&D functions and focus our direct efforts on optimizing this product and establishing distribution channels with strategic alliances with hospitals to deploy the products. We also seek qualified input from professionals in the healthcare profession as well as University hospitals such as Harvard and the University of California, San Francisco (“USCF”). These physicians and researchers maintain medical practices primarily at University hospitals and are involved in various research and clinical development programs. We meet on an as needed basis to discuss medical, technology and development issues. Through direct contracts and sponsorship of studies, recommendations from these professionals have improved various aspects of the Safety-SpongeTM. Examples where recommendations were utilized include: the ideal location for labels, label coarse and thickness, improved operating room procedures, label structure and scanner function. In addition, the Company is developing relationships with Universities to co-development and distribute patient safety continuing medical education (CME) products as well as University-developed patient safety products such as guides, specially designed notepads and bedside tools.

In the past the Company has relied on the professional advice of Dr. Jeffrey Pearl relating to operating room procedures and how to best adapt the Safety-SpongeTM for use in an operating room. Dr. Pearl is the Vice-chair of the Department of Surgery at UCSF, as well as the vice dean of the medical school and a highly respected medical researcher. In August of 2005, Dr. Pearl accepted a one-year consulting contract for continued services relating to operating room procedures and integration of the Safety-SpongeTM System. Integration of the Safety-SpongeTM System covers areas such as teaching nurses to use the system, optimum locations in the operating room, and optimum procedures for how to perform the count. The contract provides for a monthly cash payment of $2,000 and warrants to purchase 12,500 shares of the Company’s common stock.

The Company is currently finalizing the terms of a clinical trial agreement with Brigham and Women's Hospital, the teaching affiliate of Harvard Medical School, relating to SurgiCount's Safety-SpongeTM System. The clinical trial is the result of an on-going collaboration between Harvard and SurgiCount to refine the Safety-SpongeTM System in a clinical optimization study. Under terms of the proposed agreement, Brigham and Women's Hospital will collect data on how the Safety-Sponge System saves time, reduces costs and increases patient safety in the operating room. The study will also continue to refine the system's technical processes in the operating room to provide clear guidance and instruction to hospitals, easily integrating the Safety-SpongeTM System into operating rooms. Brigham and Women's Hospital will receive a non-exclusive license to use the Safety-SpongeTM System, while the company will own all technical innovations and other intellectual properties derived from the study. The Company will provide a research grant to Brigham and Women’s Hospital over the course of the clinical trial in the aggregate amount of $430,513.

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

The Company had several real estate investments at December 31, 2004. These investments consisted of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. The Company’s real estate investments are held in Franklin Properties. Franklin Properties is evaluating alternative uses for its real estate holdings, which range from development and capital investments as a means of generating recurring revenue to the liquidation of specific properties. As of December 31, 2004, the Company had not generated any revenue, nor does it expect to generate any recurring revenue during 2005, from rental activities on any of its real estate investments. Further, the Company has not yet defined a rental strategy for its existing properties. In the event that Franklin Properties elects to liquidate some or all of its real estate holdings the Company expects that any gain or loss recognized on the liquidation would be insignificant to the Company primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the Company’s real estate holdings are located.

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

China Nurse

On November 23, 2004, the Company entered into an agreement with China Nurse LLC ("China Nurse"), an international nurse-recruiting firm based in New York that focuses on recruiting and training qualified nurses from China and Taiwan for job placement with hospitals and other health care facilities in the United States. In connection with this agreement, the Company received a 5.0% ownership interest in China Nurse, agreed to provide referrals and other assistance and has also made a small capital investment of $50,000 in that company. The primary purpose for the strategic investment was in anticipation of leveraging the relationships that China Nurse developed during the ordinary course of its business for the Company’s other patient safety products. This investment was a seed investment in a concept that may ultimately be completely impaired within a one year time frame if China Nurse is unable to secure additional interest both in the form of additional investment and interest from hospitals and health care facilities in the United States.

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

The information services industry is intensely competitive and we expect it to remain so. Although Alacra has been in operation since 1996 they are significantly smaller in terms of revenue than a large number of companies offering similar services. Companies such as ChoicePoint, Inc. (NYSE: CPS), LexisNexis Group, and Dow Jones Reuters Business Interactive, LLC report revenues that range anywhere from $100 million to several billion dollars, as reported by Hoovers, Inc. As such, Alacra’s competitors can offer a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, greater global reach and more established relationships with potential customers than Alacra has. These larger and better capitalized competitors may be better able to respond to changes in the financial services industry, to compete for skilled professionals, to finance investment and acquisition opportunities, to fund internal growth and to compete for market share generally.

On April 20, 2000, the Company purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. In connection with this investment, Franklin was granted observer rights at Alacra board of director meetings. Alacra has recorded revenue growth in every year since the Company’s original investment, further, 2004 revenues of approximately $11.4 million, were in excess of the prior years revenues by approximately 38%. At December 31, 2004, Alacra had total assets of approximately $4.4 million with total liabilities of approximately $7.2 million. Deferred revenue, which represents subscription revenues are amortized over the term of the contract, which is generally one year, and represented approximately $3.3 million of the total liabilities.

Real Estate Investments

At December 31, 2004, the Company held a portfolio of real estate investments through Franklin Capital Properties, LLC (“Franklin Properties”), a Delaware limited liability company and a wholly owned subsidiary. Each real estate investment was made during the fourth quarter of 2004 and, based upon Company’s assessment of the respective real estate markets, on prices that the Company believes to be favorable. As of December 31, 2004, Franklin Properties was valued at $738,518, which represents 10.7% of the Company’s total assets and 20.7% of its net assets. Franklin Properties primary focus is on the acquisition and management of income producing real estate holdings. Franklin Properties real estate holdings consist of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. Franklin Properties is evaluating alternative uses for its real estate holdings, which range from development and capital investments as a means of generating recurring revenue to the liquidation of specific properties. As of December 31, 2004, the Company had not generated revenue, nor does it expect to generate any recurring revenue during 2005, from rental activities on any of its real estate investments. Further, the Company has not defined a rental strategy for its existing properties. In the event that Franklin Properties elects to liquidate some or all of its real estate holdings the Company expects that any gain or loss recognized on the liquidation would be insignificant to the Company primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the Company’s real estate holdings are located.

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

For more information about the Company’s plans to withdraw its election as a BDC, see "Withdrawal of the Company’s Election to be treated as a BDC may increase the risks to our shareholders since the Company would not be subject to many of the regulatory restrictions imposed by, or receive the financial reporting benefits, of the 1940 Act” below.

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

In addition, the Company currently has plans, subject to shareholder approval at the Annual Meeting, to withdraw the Company’s election to be treated as a BDC regulated under the 1940 Act. See "Withdrawal of the Company’s Election to be treated as a BDC may increase the risks to our shareholders since the Company would not be subject to many of the regulatory restrictions imposed by, or receive the financial reporting benefits, of the 1940 Act” below.

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

Forward-Looking Statements

This annual report contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs, and our assumptions. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ and ‘‘estimates’’ and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Forward looking statements include, among other, the following statements related to:

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

No other matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004. However, on March 2, 2005, Company filed definitive proxy materials with the Securities and Exchange Commission in connection with its 2004 Annual Meeting of the Stockholders (the “Annual Meeting”). The Annual Meeting is being held on March 30, 2005 in order to vote on the following proposals: (i) the election of Lytle Brown III as a Class I Director to hold office for a three-year term expiring in 2007, or until his successor has been duly elected and qualified or until his earlier death, resignation or removal, in accordance with the Company’s bylaws, as amended; (ii) the ratification of the appointment by the Board of Directors of the Company (the “Board”) of Rothstein, Kass & Company, P.C. (“Rothstein Kass”) to serve as independent auditors for the fiscal year ended December 31, 2004; (iii) the authorization and approval of the stock option component of the stock option and restricted stock plan for the Company (the “New Plan”); (iv) the authorization and approval of the restricted stock component of the New Plan; (v) the authorization and approval of the payment of cash and equity compensation to Milton “Todd” Ault III (“Ault”), Lynne Silverstein (“Silverstein”), and Louis Glazer and Melanie Glazer (the “Glazers”), each of whom may be deemed to be an “interested stockholder” (as defined in Section 203 of the Delaware General Corporate Law (“DGCL”)) of the Company; (vi) the authorization and approval of the sale of common stock par value $1.00 of the Company (“Common Stock”), warrants to purchase Common Stock (“Warrants”) and other securities representing indebtedness convertible into Common Stock to Ault, Silverstein and the Glazers, each of whom may be deemed to be an “interested stockholder” (as defined in Section 203 of the DGCL), on terms that are approved by the Board consistent with its fiduciary duties and market terms existing at the time of such offering, including those relating to price per share, interest rate, warrant coverage and registration rights for such issuances and the requirements of applicable law, including the 1940 Act, as described in this proxy statement; (vii) the authorization and approval of the certificate of amendment to the Amended and Restated Certificate of Incorporation of the Company (the “Certificate of Amendment”) to reduce the par value of the Common Stock from $1.00 per share to $0.33 per share and effect a three-for-one split of the Common Stock (the “Stock Split”); (viii) the authorization and approval of the prospective issuance of bonds, notes or other evidences of indebtedness that are convertible into Common Stock (“Convertible Bonds,” “Convertible Notes” or “Other Convertible Indebtedness”) in accordance with the requirements of the 1940 Act; (ix) the authorization and approval of the Board to withdraw the Company’s election to be treated as a BDC pursuant to Section 54(c) under the 1940 Act; (x) the authorization and approval of the Certificate of Amendment to change the name of the Company to “Patient Safety Technologies, Inc.”; and (xi) the authorization and approval of the Certificate of Amendment to decrease the authorized number of shares of Common Stock from 50,000,000 shares to 25,000,000 shares and decrease the authorized number of shares of Preferred Stock from 10,000,000 shares to 1,000,000 shares.

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

The principal factor in the $560,121 of cash used in investing activities in the year ended December 31, 2004 was the sale of the remaining interest of the Company’s holding in Excelsior for $2,356,818, the increase in the amount due to the Company’s broker of $460,776, offset by net purchases of marketable investment securities of $2,589,197, and investments in Franklin Properties of $738,518. The $460,776 due to the Company’s broker is directly attributable to purchases of marketable investment securities that were purchased on margin, which includes approximately $2,000,000 of U.S. Treasuries. During the year ended December 31, 2004, the Company invested its cash balances in the public equity and debt markets in an attempt to maximize the short-term return on such assets. The amount due to the Company’s broker varied throughout the year depending upon the aggregate amount of marketable investment securities held by the Company. The actual amount of marketable investment securities held was influenced by several factors, including but not limited to, the Company’s expectations of potential returns available from what it considered to be mispriced securities as well as the cash needs of the Company’s operating activities. During times when the Company was heavily invested in marketable investment securities the Company’s liquidity position was significantly reduced. To the extent we have a need for an excess cash balance to meet our financial obligations the amount of securities purchased on margin will either decrease or disappear altogether. However, if the Company is in a position where it has excess cash with no immediate need for liquidity, and the Company believes opportunities exist to maximize the short-term return on such assets then we may purchase marketable securities on margin. The principal factor in the $992,658 of cash provided by investing activities in the year ended December 31, 2003 was the sale of a portion of the Company’s holding in Excelsior for $1,000,900.

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

The Company’s financial condition is dependent on the success of its investments. A summary of the Company’s investment portfolio is as follows:

	December 31,	December 31,
Investments, at cost	$4,782,808	$1,949,703
Unrealized (depreciation) appreciation	(49,236)	1,005,466
Investments, at fair value	$4,733,572	$2,955,169

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

China Nurse

On November 23, 2004, the Company entered into an agreement with China Nurse LLC ("China Nurse"), an international nurse-recruiting firm based in New York that focuses on recruiting and training qualified nurses from China and Taiwan for job placement with hospitals and other health care facilities in the United States. In connection with this agreement, the Company received a 5% ownership interest in China Nurse, agreed to provide referrals and other assistance and has also made a small capital investment of $50,000 in that company. The primary purpose for the strategic investment was in anticipation of leveraging the relationships that China Nurse developed during the ordinary course of its business for the Company’s other patient safety products. This investment was a seed investment in a concept that may ultimately be completely impaired within a one year time frame if China Nurse is unable to secure additional interest both in the form of additional investment and interest from hospitals and health care facilities in the United States.

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

Other Investments

Administration for International Credit & Investments, Inc.

On March 2, 2005, the Company made an investment in the common stock of Administration for International Credit & Investments, Inc. ("AICI"), valued at $450,000. As part of its investment, the Company received 225,000 warrants to purchase common stock at $1.50 per share and 225,000 warrants to purchase common stock at $2.00 per share. The warrants are exercisable for a period of five years and are callable by AICI in certain instances. IPEX, Inc. ("IPEX") was incorporated in the State of Nevada on June 27, 2002. On March 17, 2005 IPEX entered into an Agreement and Plan of Merger with AICI an Oregon corporation which provides telecommunication services. The transaction has been reflected as a reverse merger where IPEX was the surviving legal entity after the merger, but AICI is considered to be the accounting acquirer. The merger has been accounted for as a recapitalization of AICI. Accordingly, the historical financial statements prior to March 17, 2005 are those of AICI. Following the merger, IPEX changed its fiscal year end from July 31 to December 31.

On March 18, 2005 IPEX completed the private placement that the Company participated in for an aggregate of 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants for aggregate proceeds of $3,500,000, less issuance costs of $259,980, resulting in net realized proceeds of $3,240,020. The common stock, Series A and Series B Warrants were sold as Units, with each Unit consisting of two shares of common stock, one series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of common stock at $1.50 per share, exercisable for a period of five years. Each Series B Warrant entitles the holder to purchase one share of common stock at $2.00 per share, exercisable for a period of five years. Subsequent to the effectiveness of a registration statement covering shares underlying the warrants, the Series A and Series B Warrants are callable by IPEX, under certain circumstances, if IPEX's common stock trades at or above $2.00 and $2.50, respectively, for ten consecutive trading days.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2004:

Contractual obligations	Payments due by period
	Total		Less than 1 year
Accrued purchase price of investment in Digicorp		$165,240		$165,240
Note Payable to Excelsior Radio Networks, Inc. (1)		$892,530		$892,530
Total	$$	1,057,770	$$	1,057,770

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
(Liquidation preference $1,095,000)	10,950	10,950
Common stock, $1 par value: 50,000,000 shares authorized;
2,042,689 and 1,505,888 shares issued: 1,556,901 and 1,020,100 shares
outstanding at December 31, 2004 and 2003, respectively	2,042,689	1,505,888
Paid-in capital	13,925,253	10,439,610
Unrealized (depreciation) appreciation of investments	(49,236)	1,005,466
Accumulated deficit	(9,746,555)	(8,320,944)

	6,183,101	4,640,970
Deduct: 485,788 shares of common stock held in treasury,
at cost, at December 31, 2004 and 2003, respectively	(2,616,832)	(2,616,832)

Net assets	3,566,269	2,024,138

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,934,243	$3,258,032

The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

Statements of Operations

For the Year Ended December 31,	2004	2003	2002

INVESTMENT INCOME
Interest on short term investments and money market accounts	$11,056	$3,159	$5,081
Income from affiliates	-	180,000	450,000

	11,056	183,159	455,081

EXPENSES
Salaries and employee benefits, net of reimbursements	494,167	548,269	862,970
Officer's severance	483,000	-	-
Professional fees	1,484,143	231,164	191,900
Rent	76,276	71,942	98,982
Insurance	64,083	67,728	58,036
Directors' fees	10,550	9,158	2,003
Taxes other than income taxes	50,697	29,708	39,709
Newswire and promotion	8,360	-	1,181
Depreciation and amortization	863	16,972	16,969
Interest expense	32,284	42,903	35,401
Expenses related to terminated merger	-	73,500	490,782
General and administrative	246,750	188,182	187,517

	2,951,173	1,279,526	1,985,450

Net investment loss from operations	(2,940,117)	(1,096,367)	(1,530,369)

Net realized gain on portfolio of investments:
Investment securities:
Affiliated	1,448,014	432,900	254,088
Unaffiliated	143,142	(2,017)	(16,430)
Net realized gain on portfolio of investments	1,591,156	430,883	237,658

Provision (benefit) for current income taxes	-	-	331

Net realized loss	(1,348,961)	(665,484)	(1,293,042)

(Decrease) increase in unrealized appreciation of investments
Investment securities:
Affiliated	(1,012,466)	(479,392)	1,663,304
Unaffiliated	(42,236)	3,787	-
(Decrease) increase in unrealized appreciation of investments,
net of deferred income taxes	(1,054,702)	(475,605)	1,663,304

Net (decrease) increase in net assets from operations	(2,403,663)	(1,141,089)	370,262

Preferred dividends	76,650	76,652	115,152

Net (decrease) increase in net assets attributable
to common stockholders	($2,480,313)	($1,217,741)	$255,110

Basic and diluted net (decrease) increase in net assets per share
attributable to common stockholders	($2.25)	($1.17)	$0.24

Weighted average number of common shares outstanding	1,100,324	1,037,443	1,066,195

The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

Statements of Cash Flows

For the Year Ended December 31,	2004	2003	2002

Cash flows from operating activities:
Net (decrease) increase in net assets from operations	($2,403,663)	($1,141,089)	$370,262
Adjustments to reconcile net (decrease) increase in net assets from operations to net cash used in operating activities:
Depreciation and amortization	863	16,972	16,969
Decrease (increase) in unrealized appreciation of investments	1,054,702	475,605	(1,663,304)
Net realized gain on portfolio of investments	(1,591,156)	(430,883)	(237,327)
Changes in operating assets and liabilities:
(Increase) in other assets	(201,392)	(18,013)	(4,300)
Increase (Decrease) in accounts payable and accrued liabilities	456,188	(94,840)	235,529

Total adjustments	(280,795)	(51,159)	(1,652,433)

Net cash used in operating activities	(2,684,458)	(1,192,248)	(1,282,171)

Cash flows from investing activities:
Proceeds from sale of majority-owned affiliate	-	-	1,500,000
Increase in due to broker	460,776
Proceeds from sale of affiliate	2,356,818	1,000,900	78,715
Proceeds from sale of marketable investment securities	57,805,768	28,924	6,554
Loan payments received from majority-owned affiliate	-	-	75,000
Purchases of other investments	(788,518)	-	-
Purchases of marketable investment securities	(60,394,965)	(37,166)	(22,985)

Net cash (used in) provided by investing activities	(560,121)	992,658	1,637,284

Cash flows from financing activities:
Proceeds from issuance of common stock, net of offering costs	3,924,786	-	-
Proceeds from exercise of stock options	39,375	-	-
Payments of preferred dividends	(76,650)	(76,652)	(115,152)
Decrease in note payable	(23,224)	(36,063)	(48,183)
Proceeds from conversion right	-	-	300,000
Redemption of preferred stock	-	-	(137,500)
Proceeds related to 16B filing	2,471	-	-
Purchases of treasury stock	-	(25,661)	(71,815)

Net cash provided by (used in) financing activities	3,866,758	(138,376)	(72,650)

Net (decrease) increase in cash and cash equivalents	622,179	(337,966)	282,463

Cash and cash equivalents at beginning of year	224,225	562,191	279,728

Cash and cash equivalents at end of year	$846,404	$224,225	$562,191

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$2,452
Issuance of common stock for purchase of investment	$55,812
Accrued purchase price of investment	$165,240

The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

Statements of Changes in Net Assets

For the Year Ended December 31,	2004	2003	2002

Decrease in net assets from operations:
Net investment loss	($2,940,117)	($1,096,367)	($1,530,369)
Net realized gain on portfolio of investments	1,591,156	430,883	237,327
(Decrease) increase in unrealized appreciation of investments	(1,054,702)	(475,605)	1,663,304

Net (decrease) increase in net assets from operations	(2,403,663)	(1,141,089)	370,262

Capital stock transactions:
Dividends on preferred stock	(76,650)	(76,652)	(115,152)
Cash proceeds from issuance of common stock, net	3,924,786	-	-
Cash proceeds from exercise of stock options	39,375	-	-
Cash proceeds related to 16B filing	2,471	-	-
Issuance of common stock for purchase of investments	55,812	-	-
Proceeds for conversion right	-	-	300,000
Redemption of preferred stock	-	-	(137,500)
Purchase of treasury stock	-	(25,661)	(71,815)

Total (decrease) increase in net assets	1,542,131	(1,243,402)	345,795

Net assets at beginning of year	2,024,138	3,267,540	2,921,745

Net assets at end of year	$3,566,269	$2,024,138	$3,267,540

The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

Financial Highlights

For the Year Ended December 31,	2004 (1)	2003 (1)	2002 (1)	2001 (1)	2000 (1)

PER SHARE OPERATING PERFORMANCE (2) :
Net asset value attributable to common stockholders, beginning of year	$0.91	$2.07	$1.19	$3.58	$7.70

Net investment loss	(2.67)	(1.06)	(1.44)	(1.28)	(2.07)
Net (loss) gain on portfolio of investments (realized and unrealized) after taxes	0.49	(0.04)	1.78	(0.95)	(1.98)

Total from investment operations	(2.18)	(1.10)	0.34	(2.23)	(4.05)

Capital stock transactions	2.87	(0.06)	0.54	(0.16)	(0.07)

Net asset value attributable to common stockholders, end of year	$1.59	$0.91	$2.07	$1.19	$3.58

Market value per share, end of year	$12.73	$1.06	$1.62	$4.18	$8.00

TOTAL INVESTMENT RETURN:
Based on market value per share (%)	1,100.94	(38.37)	(58.85)	(47.75)	17.13

RATIOS TO AVERAGE NET ASSETS:
Expenses (%)	105.58	48.36	56.61	37.67	25.99
Net investment loss from operations (%)	(105.18)	(41.44)	(43.64)	(33.08)	(24.73)

RATIOS/SUPPLEMENTAL DATA:
Net assets at end of period (000 omitted)	$3,566	$2,024	$3,268	$2,922	$5,579
Portfolio turnover rate (%)	2,179	26	37	89	24

(1) - Includes liquidation preference of preferred stockholders.
(2) - Calculated based on weighted average number of shares outstanding during the period.

The accompanying notes are an integral part of these financial highlights.

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

Portfolio of Investments

Marketable Investment Securities

	Number of
	Shares or		Market
	Principal		Value
December 31, 2004 (2)	Amount ($)	Cost (1)	(Note 2)

DigiCorp	3,846,027	$532,435	$532,435
Dreamworks Animation SKG, Inc.	5,000	197,950	187,550
Google, Inc.	2,500	495,404	481,975
Law Enforcements Associates Corp.	22,000	124,650	113,300
NASDAQ 100 Trust Series I Put, Exp. 1/21/2005, Strike $38.00	200	8,400	2,500
Palmone, Inc.	8,000	254,878	252,400
Thermogenesis Corp.	5,000	32,266	31,700
Tuxis Corp.	35,000	248,232	257,250
US Treasury - 2.875%, due 11/30/06	500,000	498,672	498,516
US Treasury - 3.000%, due 11/15/07	1,000,000	996,875	994,063
US Treasury - 3.500%, due 12/15/09	500,000	497,734	497,578
Federal Home Loan Mtg. Corp., due 01/19/2035	1,000,000	144,638	144,638
Certificate of Deposit - 0.7%, due 01/31/2005		26,249	26,249

		4,058,383	4,020,154

Diamonds Trust Series 1, sold short	(10,000)	(1,064,093)	(1,075,100)

Total Marketable Investment Securities (62.2% of total investments and 82.6% of net assets)		$2,994,290	$2,945,054

Investments, at Fair Value
			Number of
			Shares or		Directors'
		Equity	Principal		Valuation
December 31, 2004 (2)	Investment	Interest	Amount ($)	Cost (1)	(Note 2)

Other Investments

Alacra Corporation (21.1% of total investments and 28.0% of net assets)	Convertible Preferred Stock	1.58%	321,543	1,000,000	1,000,000
(Internet-based information provider)

China Nurse, LLC (1.1% of total investments and 1.4% of net assets)	LLC Interest	5.00%	50,000	50,000	50,000
(Healthcare Services)

Real Estate (7.7% of total investments and 10.2% of net assets)	Owned	100.00%		363,053	363,053
(Real estate development)

Real Estate (7.9% of total investments and 10.5% of net assets)	Loan		375,465	375,465	375,465
(Real estate development)

Investments, at Fair Value (37.8% of total investments and 50.1% of net assets)				$1,788,518	$1,788,518

(1) Book cost equals tax cost for all investments
(2) Total investments refers to investments and marketable investment securities.

The accompanying notes are an integral part of these financial statements.

FRANKLIN CAPITAL CORPORATION AND SUBSIDIARIES

Portfolio of Investments

Marketable Investment Securities

	Number of
	Shares or		Market
	Principal		Value
December 31, 2003 (2)	Amount ($)	Cost (1)	(Note 2)

Explore Technologies	7,500	$14,650	$7,650
Certificate of Deposit - 0.7%, due 02/02/2004		26,249	26,249

Total Marketable Investment Securities (1.2% of total investments and 1.7% of net assets)		$40,899	$33,899

Investments, at Fair Value

			Number of
			Shares or		Directors'
		Equity	Principal		Valuation
December 31, 2003 (2)	Investment	Interest	Amount ($)	Cost (1)	(Note 2)

Affiliate

Excelsior Radio Networks, Inc.	Common stock	36.35%	908,804	$908,804	$1,817,608
Excelsior Radio Networks, Inc.	Warrants	-	87,111	-	103,662
Total Excelsior Radio Networks, Inc. (65.0% of total investments and 94.9% of net assets)		13.82%		908,804	1,921,270
(Radio production and advertising sales)		(fully diluted)

Other Investment

Alacra Corporation (33.8% of total investments and 49.4% of net assets)	Convertible Preferred Stock	1.68%	321,543	1,000,000	1,000,000
(Internet-based information provider)

Investments, at Fair Value (98.8% of total investments and 144.3% of net assets)				1,908,804	2,921,270

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

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements for 20 04 include the accounts of Franklin and its wholly-owned subsidiary, Franklin Capital Properties, LLC. While these financial statements have been consolidated, the financial position, results of operations, and cash flows do not represent those of a single legal entity.  All significant intercompany transactions have been eliminated in consolidation.

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

Franklin Capital Corporation
Notes to Consolidated Financial Statements (continued)

Franklin accounts for income taxes in accordance with the provision of Statement of Financial Accounting Standards (“SFAS”) No. 109, " Accounting for Income Taxes ". The significant components of deferred tax assets and liabilities are principally related to the Company's net operating loss carryforward and its unrealized appreciation of investments.

Stock-Based Compensation

The Company has elected to follow the recognition and measurement principles (the intrinsic-value method) prescribed in Accounting Principles Board (“APB”) Opinion No. 25, " Accounting for Stock Issued to Employees ," to account for its Non-Qualified Stock Option Plan under which no compensation cost is recognized because the option exercise price is equal to at least the market price of the underlying stock on the date of grant.

In December 2002, Statement of Financial Accounting Standards (SFAS) No. 148, “ Accounting for Stock-Based Compensation—Transition and Disclosure ” was issued. SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for equity-based employee compensation. It also amends and expands the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “ Interim Financial Reporting ,” to require disclosure in the summary of significant accounting policies of the effects on an entity’s accounting policy with respect to equity-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not require companies to account for employee equity options using the fair-value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with equity-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS No. 123 or the intrinsic-value method of APB Opinion No. 25. The Company has adopted the disclosure requirements of SFAS No. 148.

In December 2004, SFAS No. 123(R), “ Share-Based Payment ,” which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123, “ Accounting for Stock Based Compensation ” and supercedes APB Opinion No. 25, “ Accounting for Stock Issued to Employees .” SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has not elected to early implement SFAS 123(R) for the year ended December 31, 2004.

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

Franklin Capital Corporation
Notes to Consolidated Financial Statements (continued)

During the period November 3, 2004, through December 21, 2004, Franklin held a series of four closings of the Private Placement. In conjunction with the closings Franklin issued and sold to the Investors an aggregate of 505,900 Shares and Warrants to purchase an aggregate of up to 252,950 Warrant Shares pursuant to the terms of the Subscription Agreement. At December 31, 2004, the Warrants weighted average exercise price was $11.58 with a weighted average life of 4.8 years. These issuances resulted in aggregate net proceeds to Franklin of $3,924,786. The Company is required to file a registration statement with the SEC on or before May 2, 2005, which is 180 days after initial closing of the sale transaction, registering the resale of the shares of our common stock (including the shares of common stock issuable upon exercise of the warrants) on a continuous or delayed basis under the Securities Act of 1933. The Companty is required to use its reasonable best efforts to cause the registration statement to become effective within 90 days after the date we file such registration statement with the SEC. If the registration statement does not become effective when required, the Company will pay liquidated damages to the purchasers equal to 1.0% of the purchase price .

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

Franklin along with Sunshine initially purchased Excelsior on August 28, 2001. As part of the purchase price Franklin issued a $1,000,000 note. This note was due February 28, 2002 with interest at 3.54% but has a right of offset against certain representations and warranties made by Winstar Radio Networks, Inc. The due date of the note has been extended indefinitely until the action described in Note 5 is settled. The Company believes the amount of the offsets exceed the amount of the note payable. However, since Winstar may not agree with this belief, the only offsets against the principal balance of the note reflected in the accompanying financial statements relate to legal fees attributed to our defense of the lawsuits filed against us. As of December 31, 2004, the Company incurred $107,470 in legal fees attributed to its defense of the lawsuit filed by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. and the representations and warranties made by Winstar Radio Networks, Inc. Legal fees attributed to our defense of any claim brought against us as a result of the note are specifically included in the transaction documents as an allowable offset. Accordingly, these fees have been offset as a direct reduction against the note and, for all practical purposes, the payment of legal fees by the Company are similar to that of the Company making a direct payment against the outstanding principal balance on the note. The remaining principal balance of $892,530 is reflected as a note payable on the balance sheet.

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

NAME AND ADDRESS	AGE	POSITION(S) HELD WITH COMPANY	TERM OF OFFICE AND LENGTH OF TIME SERVED	PRINCIPAL OCCUPATION(S) DURING PAST 5 YEARS	OTHER DIRECTORSHIPS HELD BY DIRECTOR OR NOMINEE FOR DIRECTOR

INTERESTED PERSONS

MILTON "TODD" AULT III(2)(8) 100 Wilshire Boulevard Santa Monica, California 90401	35	Chairman and Chief Executive Officer Class III Director	Term of one year; served as Chairman and CEO since October 22, 2004 and as director since June 23, 2004	Member and Investment advisor of Ault Glazer (3)	None

LOUIS GLAZER, M.D., PH.G(1)(8) 100 Wilshire Boulevard Santa Monica, California 90401	73	Class III Director	Served as director since October 22, 2004 and Chief Health and Science Officer of Franklin Medical Products, LLC Since January 1, 2005	Member of Ault Glazer (3); independent medical and biotechnology consultant	None

NON-INTERESTED PERSONS

BRIGADIER GENERAL (RET.) LYTLE BROWN III(1)(6) 1601 Ardenwood Court Nashville, Tennessee 37215	72	Class I Director	Served since October 22, 2004	Owner and manager of Marmatic Enterprises (4); senior tax professional for H&R Block, Inc.	None

HERBERT LANGSAM(1)(7) 5300 Wisteria Drive Oklahoma City, Oklahoma 73142	73	Class II Director	Served since October 22, 2004	President of Medicare Recoveries, Inc. (5)	None

ALICE CAMPBELL(1)(7) 1211 Ridgeway Road #130 Memphis, Tennessee 38119	55	Class II Director	Served since October 22, 2004	Independent private investigator/ consultant	None

EXECUTIVE OFFICERS

LYNNE SILVERSTEIN(2) 100 Wilshire Boulevard Santa Monica, California 90401	33	President and Secretary	Served since October 22, 2004	CEO, Director of Operations and Member of Ault Glazer (3)	None

(1)	On October 22, 2004, Irving Levine, David T. Lender and Laurence Foster were replaced as directors of the Company by Lytle Brown, Herbert Langsam, Alice Campbell, and Louis Glazer.

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

SUMMARY COMPENSATION TABLE

						Long-Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)		Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Stephen L. Brown (1)	2004	$350,000	$7,500	$4,869	(4)	---	---	---	$250,000	(5)
Chief Executive Officer	2003	$427,000	---	---		---	---	---	---
	2002	$450,000	---	---		---	---	---	---

Hiram M. Lazar (2)	2004	$25,000	$13,750	---		---	---	---	---
Chief Financial Officer	2003	$163,750	---	---		---	---	---	---
	2002	$133,750	---	---		---	---	---	---

Milton “Todd” Ault III (3)	2004	---	---	---		---	---	---	$500	(6)
Chief Executive Officer	2003	---	---	---		---	---	---	---
	2002	---	---	---		---	---	---	---

(1)	Mr. Brown resigned from his position as Chief Executive Officer on October 22, 2004.
(2)	Mr. Lazar resigned from his position as Chief Financial Officer on October 22, 2004.
(3)	Mr. Ault was hired as Chairman and Chief Executive Officer of the Company on October 22, 2004.
(4)	Amount represents long term disability premiums of $646 and Life Insurance premiums of $4,223 paid by the Company on Mr. Brown’s behalf.
(5)	Amount represents a severance payment to Mr. Brown upon his resignation.
(6)	Amount represents compensation for attendance at a meeting of the Board of Directors.

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

__________
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

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,875	$14.00	18,750

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

(7) Incorporated by reference to Exhibit 10.1 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2000
(8) Incorporated by reference to Exhibit 10.2 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2000
(9) Incorporated by reference to Exhibit 10.3 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2000
(10) Incorporated by reference to Exhibit 10.4 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2000
(11) Incorporated by reference to Exhibit 10.5 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2001
(12) Incorporated by reference to Exhibit 10.6 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2001
(13) Incorporated by reference to Exhibit 10.7 filed on the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2001
(14) Incorporated by reference to the Current Report on Form 8-K filed January 4, 2005
(15) Incorporated by reference to the Current Report on Form 8-K filed June 24, 2004
(16) Incorporated by reference to the Current Report on Form 8-K filed August 27, 2004
(17) Incorporated by reference to the Current Report on Form 8-K filed September 30, 2004
(18) Incorporated by reference to the Company’s registration statement on Form S-8 (File No. 333-124594) filed on May 3, 2005
(19) Incorporated by reference to Appendix D of the Company’s Definitive Proxy Materials filed on March 2, 2005
(20) Incorporated by reference to the Current Report on Form 8-K/A filed August 31, 2005
(21) Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

Date: February 13, 2006	By:	/s/ Louis Glazer, M.D., Ph.G.
Louis Glazer, M.D., Ph.G.
Chief Executive Officer and Chairman of the Board

Date: February 13, 2006	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Glazer, M.D., Ph.G. Louis Glazer, M.D., Ph.G.	Chief Executive Officer and Chairman of the Board	February 13, 2006

/s/ William B. Horne William B. Horne	Chief Financial Officer and Principal Accounting Officer	February 13, 2006

/s/ Alice M. Campbell Alice M. Campbell	Director	February 13, 2006

/s/ Lytle Brown III Brigadier General (Ret.) Lytle Brown III	Director	February 13, 2006

/s/ Herbert Langsam Herbert Langsam	Director	February 13, 2006

/s/ Arnold Spangler Arnold Spangler	Director	February 13, 2006