Form 10-Q/A
period 2005-03-31
Patient Safety Technologies, Inc
filed 2006-02-13
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 3

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

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE THREE MONTHS
ENDED MARCH 31, 2005

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32

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

5. ACQUISITION

In February 2005, the Company invested $4,035,600, excluding acquisition costs, to acquire 100% of the common stock of SurgiCount Medical, Inc. (”SurgiCount”). The Company acquired SurgiCount for its patents related to the Safety-SpongeTM System, an innovation which the Company believes will allow it to capture a significant portion of the United States and European surgical sponge sale. The Company accounted for the acquisition as a purchase of assets. SurgiCount’s operating results from the closing date of the acquisition, February 25, 2005, through March 31, 2005, are included in the condensed consolidated financial statements.

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

	Three months ended March 31,
	2005	2004
Revenue	-	-
Net loss	$(1,885,000)	$(235,000)
Basic and diluted net loss per common share	$(0.38)	$(0.08)

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at March 31, 2005 and December 31, 2004 are comprised of the following:

	March 31,	December 31,
	2005	2004
Professional fees - legal	$518,131	$351,867
Accrued purchase price on investment	165,240	165,240
Officer's severance	83,283	160,142
Accrued interest	120,177	112,432
Professional fees - other	72,500	52,950
Accrued - other	178,502	96,937
	$1,137,833	$939,568

7. MARKETABLE SECURITIES

Marketable securities at March 31, 2005 and December 31, 2004 are comprised of the following:

	March 31,	December 31,
	2005	2004
U.S. Treasuries	$2,476,718	$2,016,406
IPEX, Inc.	1,101,000
Other Equities	857,715	1,471,313
	$4,435,433	$3,487,719

IPEX, Inc.

At March 31, 2005, the Company held 575,000 shares of common stock and warrants to purchase 220,000 shares of common stock at $1.50 per share and warrants to purchase 220,000 shares of common stock at $2.00 per share of IPEX, Inc. (“IPEX”), formerly Administration for International Credit & Investments, Inc, valued at $1,101,000. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at March 31, 2005, of $1.80. The Company acquired approximately 450,000 shares of the common stock and all of the warrants directly from IPEX in March 2005 and, until such time as the sale of the securities is either registered with the SEC or the securities are eligible to be sold without restriction pursuant to Rule 144(k) promulgated pursuant to the Securities Exchange Act of 1934, the Company is restricted from publicly selling the securities except in accordance with Rule 144.The Company valued its investment in IPEX based upon the March 31, 2005 closing price of $1.80 per share. Thus, the 575,000 shares of common stock were valued at $1,035,000 and the 220,000 warrants with an exercise price of $1.50 per share were valued at $66,000. No value was attributed to the 220,000 warrants with an exercise price of $2.00 per share. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. IPEX’s fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through IPEX’s system. IPEX invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties.

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

Segment information for the three months ended March 31, 2005, and 2004 is as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Medical Products
Revenue	-	-
Net loss	$(220,730)	-
Total Assets	$4,657,497	-

Health Care Solutions
Revenue	-	-
Net loss	$(127,725)	-
Total Assets	-	-

Financial Services and Real Estate
Revenue	-	-
Net income	$75,164	$152,402
Total Assets	$6,805,884	$3,057,121

Corporate
Revenue	-	-
Net loss	$(1,510,921)	$(292,848)
Total Assets	$330,519	$99,344

Total
Revenue	-	-
Net loss	$(1,784,212)	$(140,446)
Total Assets	$11,793,900	$3,156,465

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

Overview

Until March 31, 2005, Patient Safety Technologies, Inc. ( "PST" , or the "Company" ) was a Delaware Corporation that elected to be a Business Development Company ( “BDC” ) under the Investment Company Act of 1940, as amended. On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission.

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

SurgiCount is our first acquisition in our plan to become a leader in the patient safety field market. SurgiCount owns patents issued in the United States and Europe related to patient safety, among them, the Safety-SpongeTM System, an innovation which management believes will allow us to capture a significant portion of the $650 million in annual U.S. and European surgical sponge sales.

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

Financial Condition

The Company's cash and marketable securities were $4,446,174, at March 31, 2005, versus $4,334,123 at December 31, 2004. Total current liabilities, were $4,542,051 at March 31, 2005 versus $3,367,974 at December 31, 2004. Included in current liabilities at March 31, 2005 and December 31, 2004 is a note payable, and accrued interest on such note, payable to Winstar Communications, Inc. in the amount of $959,646 and $1,004,962, respectively. As discussed in Note 9 in the Company’s notes to its condensed consolidated financial statements filed with this Form 10-Q, the due date on the note payable to Winstar has been extended indefinitely pending settlement of the Leve Lawsuit. The note payable has a right of offset against certain representations and warranties made by Winstar and we believe the amount of the offsets exceed the amount of the note payable. However, since Winstar may not agree with this belief, the only offsets against the principal balance of the note reflected in the accompanying financial statements relate to legal fees attributed to our defense of the lawsuits filed against us. As of March 31, 2005, we incurred $160,531 in legal fees attributed to our defense of lawsuits filed by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. and the representations and warranties made by Winstar Radio Networks, Inc. These fees have been offset against the note with the remaining principal balance of $839,469 reflected as a note payable on the accompanying balance sheet. However, the note payable had a right of offset against certain representations and warranties made by Winstar and the Company is currently evaluating the amount of offsets that it believes it is entitled to.

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

The Company has a working capital surplus of $173,575 at March 31, 2005. The Company continues to have recurring losses and has relied upon liquidating its portfolio companies to fund operations. In the past we have relied upon private placements of equity and debt securities and we may rely on private placements to fund our capital requirements in the future. The Company has received shareholder approval to sell equity and/or debt securities of the Company up to $10 million in any calendar year to the Company’s Chairman and Chief Executive Officer, Milton “Todd” Ault, III, to the Company’s President and Secretary, Lynne Silverstein, to the Chief Health and Science Officer of the Company’s subsidiary Patient Safety Consulting Group, LLC, Louis Glazer, and to the Manager of the Company’s subsidiary Franklin Capital Properties, LLC and Mr. Glazer’s spouse, Melanie Glazer. If the Company proposed to sell more than $10 million of securities in a calendar year to such persons additional shareholder approval would be required. The Company does not currently anticipate selling equity or debt securities to these persons and, in the event the Company elected to pursue such an investment, the Company cannot guarantee that such persons would be willing to further invest in the Company. At this time, the Company plans to fund future operations primarily by liquidating its portfolio companies. On April 7, 2005, subsequent to the quarter end, the Company issued a $1,000,000 promissory note (the "Note") to Bodnar Capital Management, LLC, in consideration of a $1,000,000 loan from Bodnar Capital Management, LLC to the Company. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is a principal stockholder of the Company. The principal amount of the Note and interest at the rate of 6% per annum is payable on May 31, 2006, the maturity date of the Note. The obligations under the Note are secured by all real property owned by the Company. Management believes that existing cash resources, together with proceeds from investments and anticipated revenues from its operations, should be adequate to fund its operations for the twelve months subsequent to March 31, 2005. However, long-term liquidity is dependent on the Company's ability to attain future profitable operations. Management may undertake additional debt or equity financings to better enable the Company to grow and meet its future operating and capital requirements.

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

Investments

The Company’s financial condition is dependent on the success of its investments. The Company intends to invest a substantial portion of its assets in private companies in the medical products, health care solutions and financial services industries. These private businesses may be thinly capitalized, unproven, small companies that lack management depth, are dependent on new, commercially unproven technologies and have little or no history of operations. Short selling is a component of the Company’s investment strategy and these trades typically range, in any particular month, from 0% to 20% of total trading activity. The making of such investments entails significant risk that the price of a security may increase resulting in the loss of or negative return on the investment. The following is a discussion of our most significant investments at March 31, 2005.

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

China Nurse

On November 23, 2004, the Company entered into a strategic relationship with China Nurse LLC ("China Nurse"), a developmental stage international nurse-recruiting firm based in New York that focuses on recruiting and training qualified nurses from China and Taiwan for job placement with hospitals and other health care facilities in the United States. China Nurse creates an opportunity for hospitals and other health care providers to efficiently recruit skilled professionals from China and Taiwan. It maintains a customized approach to matching the qualifications of the nurses with the specific needs of U.S. clients. The primary purpose for this strategic investment was in anticipation of leveraging the relationships that China Nurse developed during the ordinary course of its business for the Company’s other patient safety products. In connection with this strategic relationship, the Company has agreed to provide referrals and other assistance and has also made a small capital investment in that company. This investment was a seed investment in a concept that may ultimately be completely impaired within a one year time frame if China Nurse is unable to secure additional interest both in the form of additional investment and from hospitals and health care facilities in the United States.

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

On July 15, 2005, DigiCorp entered into a binding letter of intent to acquire certain assets which include the iCodemedia suite of websites and internet properties and all related intellectual property (the “iCodemedia Assets”) from Philip Gatch, who was recently appointed DigiCorp’s Chief Technology Officer. Digicorp agreed to issue Mr. Gatch 1,000,000 shares of its common stock as consideration for the iCodemedia Assets. Consummation of the transaction is subject to the execution of a definitive purchase and sale contract.

Excelsior Radio Networks, Inc.

During the period from August 12, 2003 through October 22, 2004, the Company liquidated its investment in Excelsior Radio Networks, Inc. ( “Excelsior” ). The Company sold a total of 1,476,804 shares and warrants to purchase 87,111 shares of Excelsior common stock. The Company has stock appreciation rights on these shares that begin to expire on August 8, 2005.

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

The Company’s initial investment into IPEX occurred On March 2, 2005 in the amount of $450,000. This investment was part of the private placement that IPEX completed on March 18, 2005. The total amount of IPEX’s private placement was for 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants for aggregate proceeds of $3,500,000, less issuance costs of $259,980, resulting in net realized proceeds of $3,240,020. The common stock, Series A and Series B Warrants were sold as Units, with each Unit consisting of two shares of common stock, one series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of common stock at $1.50 per share, exercisable for a period of five years. Each Series B Warrant entitles the holder to purchase one share of common stock at $2.00 per share, exercisable for a period of five years. Subsequent to the effectiveness of a registration statement covering shares underlying the warrants, the Series A and Series B Warrants are callable by IPEX, under certain circumstances, if IPEX's common stock trades at or above $2.00 and $2.50, respectively, for ten consecutive trading days.

As reflected in IPEX’s March 31, 2005 Form 10-Q, sales for the quarter ended March 31, 2005 rose to $1,801,886 as compared to sales of $629,127 from the prior year's quarter ended March 31, 2004. Due to prior working capital constraints IPEX could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the private placement completed in March 2005 allowed IPEX to extend credit to Tier 2 carriers under net 15 terms therefore increasing the number of overall customers. IPEX’s management believes IPEX is now in a position to increase sales in the future by moving up to Tier 1 customers, which require net 30 terms for payment.

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

Franklin Capital Properties, LLC

At March 31, 2005, the Company had several real estate investments, valued at $772,748, which represents 6.6% of the Company’s total assets. The Company holds its real estate investments in Franklin Capital Properties, LLC (“Franklin Properties”), a Delaware limited liability company and a wholly owned subsidiary. Franklin Properties primary focus is on the acquisition and management of income producing real estate holdings. Franklin Properties real estate holdings consist of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and various loans secured by real estate in Heber Springs, Arkansas. Franklin Properties intends to renovate the single family and multi-unit buildings and engage in an active rental program. As of March 31, 2005, the Company had not generated revenue from rental activities, nor does it expect to generate any recurring revenue during 2005, on any of its real estate investments. Further, the Company has not defined a rental strategy for its existing properties. In the event that Franklin Properties elects to liquidate some or all of its real estate holdings the Company expects that any gain or loss recognized on the liquidation would be insignificant to the Company primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the Company’s real estate holdings are located.

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

The increase in operating expenses for the three months ended March 31, 2005 when compared to March 31, 2004, was primarily the result of legal fees and stock based compensation expenses, and to a lesser extent printing, Amex stock exchange, and transfer agent fees. Until October 22, 2004, the date the Company’s shareholders approved certain proposals relating to the Restructuring Plan, the Company’s principal activities involved the management of existing investments. As such, compensation expense was primarily the salaries of the Company’s Chief Executive Officer and to a lesser extent the Chief Financial Officer. Since the Restructuring Plan, management has aggressively focused on expanding into the health care and medical products field, particularly the patient safety markets, as well as the financial services and real estate industries. A significant component of this strategy has resulted in the acquisition of assets. The Company has hired personnel in order to meet the needs of its current business focus which has resulted in increased expenses in almost every expense category.

Legal fees for the three months ended March 31, 2005 were $343,837, an increase of $313,837 over the three months ended March 31, 2004. The increase in legal fees is attributable to work performed on the Company’s proxy statement, registration statement and annual report, which required a significant amount of additional time to prepare due to the Company’s change from a business development company to an operating company, filed with the SEC, as well as other corporate matters. Other corporate matters typically include services performed in relation to areas such as attendance at meetings, federal securities law, stock option plans, press releases, and corporate agreements. Additionally, the Company experienced an increase in ancillary fees as a direct result of the proxy statement and the related annual meeting of shareholders. These ancillary fees included increases in printing, AMEX stock exchange and transfer agent fees.

Printing, Amex stock exchange, and transfer agent fees for the three months ended March 31, 2005 increased by $46,242, $62,283 and $29,617, respectively, over the three months ended March 31, 2005. The increase is primarily attributable to work performed on the Company’s proxy statements, registration statements, annual report and related annual meeting of shareholders. All of these reports required a significant amount of additional time to prepare due to the Company’s change from a business development company to an operating company. Printing fees increased as a direct result of the greater number of printed documents, including business cards and stationary, as well as revisions to those documents. Amex stock exchange fees primarily increased as a result of a non-recurring fee associated with the Company’s 3 for 1 stock split.

Printing fees, Amex stock exchange fees, and transfer agent fees are a component of the $207,626 increase reflected in general and administrative expenses for the three months ended March 31, 2005. An increase in travel related expenses of $38,804, another component of general and administrative expenses, was attributed to expenses incurred in identifying and reviewing investment opportunities and attendance at trade shows and conventions to promote the Company’s patient safety products. The remaining increase in general and administrative expenses is a direct result of an overall increase in business activity associated with being an operating company with increased personnel. These expenses, which are not significant individually, include but are not limited to office supplies, transfer agent fees, postage, and marketing.

A majority of the Company's operating expenses consist of employee compensation and professional fees, which increased by $1,082,049 and $499,971, respectively. As discussed above, legal fees which are a component of professional fees increased by $313,837. Excluding legal fees, professional fees increased by $186,134, of which $96,584 is attributed to stock based compensation to a consultant and approximately $75,000 is attributed to accounting and consultant fees. Included in stock based compensation expense, which is a component of both employee compensation and professional fees, for the three months ended March 31, 2005, was approximately $552,542 relating to grants of nonqualified stock options and $574,975 related to restricted stock awards to the Company’s employees, non-employee directors and consultants performing services for the Company, all of which were expensed in accordance with SFAS 123(R). The Company valued the nonqualified stock options and warrants using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, three to five years and 83%, respectively. The restricted stock awards were valued at the closing price on the date the restricted shares were granted. During the three months ended March 31, 2004, the Company had no stock based compensation expense. Thus, the increase in expenses related to the issuance of stock options, warrants and restricted stock awards amounted to $1,224,101

The Company also issued 150,000 warrants, valued at $536,578, to Aegis Securities Corp., a nonaffiliated consultant, for providing advisory services in connection with the acquisition of SurgiCount Medical, Inc. The services provided by Aegis Securities Corp. included an evaluation of and oversight over completion of the transaction. The value of the warrants, along with the purchase price and direct costs incurred as a result of the transaction, were capitalized. The entire capitalized costs, valued at $4,684,576, have been allocated to SurgiCount’s patents, with an approximate useful life of 14.4 years, on a preliminary basis and may change as additional information becomes available. Amortization expense related to the patents, for the three months ended March 31, 2005, was $27,078 as opposed to no expense during the three months ended March 31, 2004.

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

Unrealized gains increased by $102,759 during the three months ended March 31, 2004 primarily due to the receipt of shares in Principal Financial Group ( “PFG” ), offset by an unrealized loss due to the sale of a portion of the Company’s Excelsior holdings. In 2001, the Company maintained group life and dental insurance with PFG. Upon the demutualization of PFG in October 2001, the Company received 4,338 common shares of PFG. However, the Company did not receive any notification for the receipt of such shares. In the first quarter of 2004 the Company became aware of its ownership of PFG common shares, and recorded the fair market value of such shares within unrealized gains

Taxes

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

We may be subject to product liability claims and if our insurance is not sufficient to cover product liability claims our business and financial condition will be materially adversely affected .

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

PATIENT SAFETY TECHNOLOGIES, INC.

February 13, 2006	By:	/s/ Louis Glazer, M.D., Ph.G
Louis Glazer, M.D., Ph.G
Chief Executive Officer and Chairman of the Board

February 13, 2006	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and Principal Accounting Officer