Form 10-Q/A
period 2005-06-30
Patient Safety Technologies, Inc
filed 2006-02-13
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR THE TRANSITION PERIOD FROM                TO

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

Liquidity

The Company has a working capital deficiency of approximately $473,000 at June 30, 2005. The Company continues to have recurring losses and has relied upon liquidating its investments to fund operations. Management believes that existing cash resources together with proceeds from its investments and anticipated revenues from its operations, should be adequate to fund its operations for the 12 months subsequent to June 30, 2005. However, long term liquidity is dependent on the Company’s ability to attain future profitable operations.

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

5. ACQUISITION

In February 2005, the Company invested $4,035,600, excluding acquisition costs, to acquire 100% of the common stock of SurgiCount Medical, Inc. (“SurgiCount”). The Company acquired SurgiCount for its patents related to the Safety-SpongeTM System, an innovation which the Company believes will allow it to capture a significant portion of the United States and European surgical sponge sales. SurgiCount’s operating results from the closing date of the acquisition, February 25, 2005, through June 30, 2005, are included in the condensed consolidated financial statements.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenue	—	—	—	—
Net loss	$(1,789,000)	$(65,000)	$(3,633,000)	$(299,000)
Basic and diluted net loss per common share	$(0.33)	$(0.02)	$(0.70)	$(0.10)

6. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at June 30, 2005 and December 31, 2004 are comprised of the following:

	June 30,	December 31,
	2005	2004
Professional fees - legal	$467,607	$351,867
Accrued purchase price on investment	165,240	165,240
Officer's severance	31,405	160,142
Accrued interest	141,441	112,432
Professional fees - other	84,500	52,950
Deferred revenue	754,623
Accrued - other	186,630	96,937
	$1,831,446	$939,568

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (continued)

7. MARKETABLE SECURITIES

Marketable securities at June 30, 2005 and December 31, 2004 are comprised of the following:

	June 30,	December 31,
	2005	2004
U.S. Treasuries	$—	$2,016,406
IPEX, Inc.	471,599
Other Equities	930,623	1,471,313
	$1,402,222	$3,487,719

IPEX, Inc.

At June 30, 2005, the Company held 607,425 shares of common stock and warrants to purchase 225,000 shares of common stock at $1.50 per share and warrants to purchase 225,000 shares of common stock at $2.00 per share of IPEX, Inc. (“IPEX”), formerly Administration for International Credit & Investments, Inc. The Company acquired approximately 450,000 shares of the common stock and all of the warrants directly from IPEX in March 2005 and, until such time as the sale of the securities is either registered with the SEC or the securities are eligible to be sold without restriction pursuant to Rule 144(k) promulgated pursuant to the Securities Exchange Act of 1934, the Company is restricted from publicly selling the securities except in accordance with Rule 144. The remaining 157,425 shares of common stock are valued at $471,599 and included in marketable securities. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at June 30, 2005, of $3.55. The Company has valued its holdings in IPEX at a 25% discount to the $3.55 closing price, or $2.66 per share, due to the limited average number of shares traded on the OTC Bulletin Board as well as other trading restrictions on the Company’s unregistered holdings in IPEX. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. IPEX’s fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through IPEX’s system. IPEX invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties.

8. LONG-TERM INVESTMENTS

Long-term investments at June 30, 2005 and December 31, 2004 are comprised of the following:

	June 30,	December 31,
	2005	2004
Alacra Corporation	$1,000,000	$1,000,000
DigiCorp	549,942	532,435
IPEX, Inc.	1,608,750
Real Estate	652,320	738,518
China Nurse	50,000	50,000
	$3,861,012	$2,320,953

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

Land Purchase

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

At June 30, 2005, the Company had performed a significant amount of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations; (ii) the execution of two purchase agreements for the purchase of certain intellectual property assets; (iii) the hiring of a Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development; and (iv) the appointment of two members to the Board of Directors of IPEX. The Company initially valued the amount of the consulting services at $1,331,250, which was due on August 15, 2005, and was based upon the assumption that the Company would most likely receive 500,000 shares of IPEX common stock as payment for the services. During the three months ended June 30, 2005, the Company recognized $576,627 in revenue as a result of this agreement and has deferred approximately $755,000 of revenue relating to this consulting agreement which management expects will be substantially recognized during the year ending December 31, 2005.

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

Segment information for the three and six months ended June 30, 2005, and 2004 is as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Medical Products
Revenue	—	—	—	—
Net loss	$(947,898)	—	$(1,168,629)	—
Total Assets	$4,576,262	—	$4,576,262	—

Health Care Solutions
Revenue	—	—	—	—
Net loss	$(105,196)	—	$(232,921)	—
Total Assets	—	—	—	—

Financial Services and Real Estate
Revenue	$586,627	—	$586,627	—
Net income	$237,901	$432,435	$313,064	$584,837
Total Assets	$6,685,736	$3,013,708	$6,685,736	$3,013,708

Corporate
Revenue	—	—	—	—
Net loss	$(955,240)	$(402,791)	$(2,465,560)	$(695,639)
Total Assets	$526,109	$78,961	$526,109	$78,961

Total
Revenue	$586,627	—	$586,627	—
Net loss	$(1,770,433)	$29,644	$(3,554,046)	$(110,802)
Total Assets	$11,788,107	$3,092,669	$11,788,107	$3,092,669

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

On July 19, 2005, the Company entered into a stock purchase agreement pursuant to which the Company sold to an investor 38,000 shares of the Company's common stock. As consideration for the PST shares, the Company received 12,000 shares of Tuxis common stock valued at $103,680.

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

Overview

Until March 31, 2005, Patient Safety Technologies, Inc., a Delaware corporation ("PST", or the "Company"), elected to be a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended. On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission.

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

Financial Condition

The Company's cash and marketable securities were $1,493,474, at June 30, 2005, versus $4,334,123 at December 31, 2004. Total current liabilities, were $3,678,702 at June 30, 2005 versus $3,367,974 at December 31, 2004. Included in current liabilities at June 30, 2005 and December 31, 2004 is a note payable, and accrued interest on such note, payable to Winstar Communications, Inc. in the amount of $966,512 and $1,004,962, respectively. As discussed in Note 9 in the Company’s notes to its condensed consolidated financial statements filed with this Form 10-Q, the due date on the note payable to Winstar was June 1, 2005, the settlement date of the Leve Lawsuit. The note payable has a right of offset against certain representations and warranties made by Winstar and we believe the amount of the offsets exceed the amount of the note payable. However, since Winstar may not agree with this belief, the only offsets against the principal balance of the note reflected in the accompanying financial statements relate to legal fees attributed to our defense of the lawsuits filed against us. As of June 30, 2005, we incurred $161,120 in legal fees attributed to our defense of lawsuits filed by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. and the representations and warranties made by Winstar Radio Networks, Inc. These fees have been offset against the note with the remaining principal balance of $838,880 reflected as a note payable on the accompanying balance sheet.

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

The Company had a working capital deficit of approximately $473,000 at June 30, 2005. The Company continues to have recurring losses and has relied upon liquidating its portfolio companies to fund operations. In the past we have relied upon private placements of equity and debt securities and we may rely on private placements to fund our capital requirements in the future. The Company has received shareholder approval to sell equity and/or debt securities of the Company up to $10 million in any calendar year to the Company’s Chairman and Chief Executive Officer, Milton “Todd” Ault, III, to the Company’s President and Secretary, Lynne Silverstein, to the Chief Health and Science Officer of the Company’s subsidiary Patient Safety Consulting Group, LLC, Louis Glazer, and to the Manager of the Company’s subsidiary Franklin Capital Properties, LLC and Mr. Glazer’s spouse, Melanie Glazer. If the Company proposed to sell more than $10 million of securities in a calendar year to such persons additional shareholder approval would be required. The Company does not currently anticipate selling equity or debt securities to these persons and, in the event the Company elected to pursue such an investment, the Company cannot guarantee that such persons would be willing to further invest in the Company. At this time, the Company plans to fund future operations primarily by liquidating its portfolio companies. On April 7, 2005, the Company issued a $1,000,000 promissory note (the "Note") to Bodnar Capital Management, LLC, in consideration of a $1,000,000 loan from Bodnar Capital Management, LLC to the Company. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is a principal stockholder of the Company. The principal amount of the Note and interest at the rate of 6% per annum is payable on May 31, 2006, the maturity date of the Note. The obligations under the Note are secured by all real property owned by the Company. Management believes that existing cash resources, together with proceeds from investments and anticipated revenues from its operations, should be adequate to fund its operations for the twelve months subsequent to June 30, 2005. However, long-term liquidity is dependent on the Company's ability to attain future profitable operations. Management may undertake additional debt or equity financings to better enable the Company to grow and meet its future operating and capital requirements.

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

Alacra’s online service allows users to search via a set of robust, sophisticated tools designed to locate and extract business information from the Internet and from the Alacra library of premium content. The company’s team of information professionals selects, categorizes and indexes more than 45,000 sites on the Web containing the most reliable and comprehensive business information. Simultaneously, users can search more than 100 premium commercial databases that contain financial information, economic data, business news, and investment and market research. Alacra provides the requisite information in the appropriate format, gleaned from such prestigious content partners as Thomson Financial(TM), Barra, The Economist Intelligence Unit, Factiva, Mergerstat(R) and many others.

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

Since June 30, 1995, DigiCorp has been in the developmental stage and has had no operations other than issuing shares of common stock for financing the preparation of financial statements and for preparing filings for the SEC. On May 18, 2005, DigiCorp entered into a subscription agreement with Bodnar Capital Management, LLC ("Bodnar Capital"), pursuant to which DigiCorp sold Bodnar Capital 2,941,176 shares (the "Shares") of its common stock and warrants (the "Warrants") to purchase an additional 3,000,000 shares of its common stock. DigiCorp received gross proceeds of approximately $500,000 from the sale of stock and warrants to Bodnar Capital. The sale was made in a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

Tuxis Corporation

On July 22, 2005, Ault Glazer filed a Schedule 13D/A with the SEC relating to its holdings in Tuxis Corporation ("Tuxis"). Tuxis, a Maryland corporation, currently is registered under the 1940 Act, as a closed-end management investment company. Tuxis previously received Board of Directors and shareholder approval to change the nature of its business so as to cease to be an investment company and on May 3, 2004, filed an application with the SEC to de-register. At June 30, 2005, the Company directly held 79,800 shares and indirectly, by virtue of its relationship with Ault Glazer, held 145,400 shares of Tuxis common stock, which represented approximately 8.11% and 14.78%, respectively, of the total outstanding shares. At March 31, 2005, Tuxis had reportable net assets of approximately $9.0 million.

Franklin Capital Properties, LLC

At June 30, 2005, the Company had several real estate investments, valued at $652,320, which represents 5.5% of the Company’s total assets. The Company holds its real estate investments in Franklin Capital Properties, LLC (“Franklin Properties”), a Delaware limited liability company and a wholly owned subsidiary. Franklin Properties primary focus is on the acquisition and management of income producing real estate holdings. Franklin Properties real estate holdings consist of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, 0.61 acres of undeveloped land in Springfield, Tennessee, and various loans secured by real estate in Heber Springs, Arkansas. Franklin Properties is evaluating alternative uses for its real estate holdings, which range from development and capital investments as a means of generating recurring revenue to the liquidation of specific properties. As of June 30, 2005, the Company had not generated revenue from rental activities, nor does it expect to generate any recurring revenue during 2005, on any of its real estate investments. Further, the Company has not defined a rental strategy for its existing properties. In the event that Franklin Properties elects to liquidate some or all of its real estate holdings the Company expects that any gain or loss recognized on the liquidation would be insignificant to the Company primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the Company’s real estate holdings are located.

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

Revenues

The Company recognized revenue of $586,627 for the six and three months ended June 30, 2005 as opposed to no revenues during the six and three months ended June 30, 2004. Although none of the revenues that we recognized related to sales of our Safety-SpongeTM System we expect to begin recognizing revenues from the Safety-SpongeTM System during the three month period ending June 30, 2006 based in part upon the results of initial usage of the Safety-SpongeTM System in hospital operating rooms. We expect these revenues will initially have an insignificant impact on our results of operations, however, during the three month period ending December 31, 2006 we expect that revenues from our Safety-SpongeTM System will provide a material source of funds to cover a portion of our operating costs.

The increase in revenue was the result of a consulting agreement, consented to by IPEX, whereby the Company was retained by Wolfgang Grabher, the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX, to serve as a business consultant to IPEX. In consideration for the services, Mr. Grabher personally agreed to pay us either 500,000 shares of common stock of IPEX, or $1,500,000 in cash, as a non-refundable consulting fee. Whether the consulting fee is paid in the form of IPEX common stock or cash is in the sole discretion of Mr. Grabher. Although the determination of whether the Company will receive IPEX common stock or cash is in the discretion of Mr. Grabher, the Company has operated under the assumption that the Company will most likely receive 500,000 shares of IPEX common stock as payment for the services. Mr. Grabher owns 18,855,900 shares of IPEX's 28,195,566 outstanding shares of common stock and in May 2005 granted Mr. Ault, our Chairman and Chief Executive Officer, an irrevocable voting proxy for his shares for a period of three years or earlier if independent counsel hired by IPEX clears Mr. Grabher of any wrongdoings in connection with IPEX’s operations, if Mr. Ault releases the proxy or if Mr. Grabher sells the subject shares. The irrevocable voting proxy was granted to Mr. Ault while he served as interim Chief Executive Officer and a director of IPEX in order to distance Mr. Grabher from control over IPEX amid allegations of wrongdoing. At June 30, 2005, the Company held 2.15% of IPEX’s outstanding shares of common stock. On June 30, 2005, the Company agreed with IPEX as to the scope of such consulting services and the consideration for such services. The Company has provided and/or will provide if reasonably necessary within the next 12 months, the following services to IPEX: (a) substantial review of IPEX's business and operations in order to facilitate an analysis of IPEX's strategic options regarding a turnaround of IPEX's business; (b) providing advice in the following areas: (i) identification of financing sources, (ii) providing capital introductions of financial institutions and/or strategic investors, (iii) evaluation and recommendation of candidates for appointment as officers, directors or employees, (iv) making personnel of the Company available to IPEX to provide services to IPEX on a temporary or permanent basis, (v) evaluation and/or negotiation of merger or sale opportunities, or such other form of transaction or endeavor which IPEX may elect to pursue, and (vi) providing any other services as are mutually agreed upon in writing by the Company and Wolfgang Grabher, founder and majority shareholder of IPEX, from time to time; and (c) assisting IPEX in installing a new management team.

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

The increase in operating expenses for the six months ended June 30, 2005 when compared to June 30, 2004, was primarily the result of legal fees and stock based compensation expenses, and to a lesser extent printing Amex stock exchange, and transfer agent fees. Until October 22, 2004, the date the Company’s shareholders approved certain proposals relating to the Company’s restructuring plan to change from a business development company to an operating company, the Company’s principal activities involved the management of existing investments. As such, compensation expense was primarily the salaries of the Company’s Chief Executive Officer and to a lesser extent the Chief Financial Officer. Since the restructuring plan, management has aggressively focused on expanding into the health care and medical products field, particularly the patient safety markets, as well as the financial services and real estate industries. A significant component of this strategy has resulted in the acquisition of assets. The Company has hired personnel in order to meet the increased needs of its current business focus which has resulted in increases in almost every expense category.

Legal fees for the six months ended June 30, 2005 were $517,064, an increase of $329,942 over the six months ended June 30, 2004. The increase in legal fees is attributable to work performed on the Company’s proxy statements, registration statements and annual report, which required a significant amount of additional time to prepare due to the Company’s change from a business development company to an operating company, filed with the SEC, as well as other corporate matters. Other corporate matters typically include services performed in relation to areas such as attendance at meetings, federal securities law, stock option plans, press releases, and corporate agreements. Additionally, the Company experienced an increase in ancillary fees as a direct result of the proxy statement and the related annual meeting of shareholders. These ancillary fees included increases in printing fees and AMEX stock exchange fees.

Printing, Amex stock exchange, and transfer agent fees for the six months ended June 30, 2005 increased by $67,951, $58,533 and $43,334, respectively, over the six months ended June 30, 2004. The increase is primarily attributable to work performed on the Company’s proxy statements, registration statements, annual report and related annual meeting of shareholders. All of these reports required a significant amount of additional time to prepare due to the Company’s change from a business development company to an operating company. Printing fees increased as a direct result of the greater number of printed documents, including business cards and stationary, as well as revisions to those documents. Amex stock exchange fees primarily increased as a result of a non-recurring fee associated with the Company’s 3 for 1 stock split.

Printing fees, Amex stock exchange fees and transfer agent fees are a component of the $376,806 increase reflected in general and administrative expenses for the six months ended June 30, 2005. An increase in travel related expenses of $109,381, another component of general and administrative expenses, was attributed to expenses incurred in identifying and reviewing investment opportunities and attendance at trade shows and conventions to promote the Company’s patient safety products. The remaining increase in general and administrative expenses is a direct result of an overall increase in business activity associated with being an operating company with increased personnel. These expenses, which are not significant individually, include but are not limited to office supplies, postage, and marketing.

A majority of the Company's operating expenses consist of employee compensation and professional fees, which increased by $1,848,165 and $1,213,823, respectively. As discussed above, legal fees which are a component of professional fees increased by $329,942. Excluding legal fees, professional fees increased by $883,881, of which $624,543 is attributed to stock based compensation of consultants and approximately $176,000 is attributed to auditor and consultant fees. Stock based compensation expense, which is a component of both employee compensation and professional fees, for the six months ended June 30, 2005, was approximately $624,543 relating to the issuance of warrants to consultants of the Company, as well as $890,448 relating to grants of nonqualified stock options and $949,872 related to restricted stock awards to the Company’s employees, non-employee directors and consultants performing services for the Company, all of which were expensed in accordance with SFAS 123(R). The Company valued the nonqualified stock options and warrants using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, three to five years and 83%, respectively. The restricted stock awards were valued at the closing price on the date the restricted shares were granted. During the six months ended June 30, 2004, the Company’s total stock based compensation expense, which was caused from the issuance of 26,250 options to members of the Company’s Board of Directors, was $5,094. Thus, the increase in expenses related to the issuance of stock options, warrants and restricted stock awards amounted to $2,459,769.

A significant amount of the warrants relate to a consulting agreement that we entered into in April 2005 with Health West Marketing Incorporated (“Health West”) where we agreed, as an incentive for entering into the agreement, to issue Health West a callable warrant to purchase 150,000 shares of our common stock at an exercise price of $5.95, exercisable for 5 years. We recognized an expense of $527,958 related to these warrants. In addition to the warrants, we have recognized an expense of $62,505 related to the issuance of 10,505 shares of our common stock upon signing the agreement with Health West. At such time as Health West assists the Company in executing a comprehensive manufacturing agreement with A Plus Manufacturing the Company will become obligated to issue Health West 15,756 shares of its common stock and at that time recognize an expense of $93,748. In the event that Health West helps us develop a regional distribution network to integrate the Safety-SpongeTM System into the existing acute care supply chain by February 5, 2006, we will then issue Health West an additional 15,756 shares and at that time recognize an additional expense of $93,748.

The remaining difference between the amount by which stock based compensation increased above the overall increase in employee compensation and professional fees, excluding legal fees, was $272,277 and primarily attributed to an increase in salaries of $83,450, attributed to the increased number of employees, and an increase in cash payments to the Company’s various consultants and auditors of approximately $176,000 relating to services in the area of accounting, investor relations, and medical consulting. At June 30, 2005, we had 13 full time employees as opposed to 2 full time employees at June 30, 2004. Although we experienced a significant overall increase in the number of full time employees the actual increase in salary expense was not reflective of this increase because the majority of the full time employees did not begin receiving compensation until April 2005. At June 30, 2005, none of our executives were covered under employment agreements, thus, other than monthly salaries paid we were under no financial obligation for our executive management. We believe, as with all our operating expenses, that existing cash resources, together with proceeds from investments and anticipated revenues from our operations, should be adequate to fund our salary obligations. During the six month period ended December 31, 2005, the Company expects that salaries will increase significantly from the prior year’s comparable reporting period and be paid from existing cash resources, together with proceeds from investments and anticipated revenues from the Company’s operations

The Company also issued 150,000 warrants, valued at $536,578, to Aegis Securities Corp., a nonaffiliated consultant, for providing advisory services in connection with the acquisition of SurgiCount Medical, Inc. The services provided by Aegis Securities Corp. included an evaluation of and oversight over completion of the transaction. The value of the warrants, along with the purchase price and direct costs incurred as a result of the transaction, were capitalized. The entire capitalized costs, valued at $4,684,576, have been allocated to SurgiCount’s patents, with an approximate useful life of 14.4 years, on a preliminary basis and may change as additional information becomes available. Amortization expense related to the patents, for the six months ended June 30, 2005, was $108,000 as opposed to no expense during the six months ended June 30, 2004.

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

During the six months ended June 30, 2004, the Company realized net gains of $500,878 primarily from the disposition of a portion of the Company's equity interest in Excelsior and the sale of common shares in Principal Financial Group.

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

At June 30, 2005, patents received in the acquisition of SurgiCount Medical, Inc., net of accumulated amortization, represented $4,576,262, or 38.8%, of our total assets. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist to determine if the recorded amount of our patents is impaired. This determination requires significant judgment and changes in our estimates and assumptions could materially affect the determination of fair value and/or impairment of patents. We may incur charges for the impairment of our patents in the future if sales of our patient safety products, in particular our Safety-Sponge(TM) System, fail to achieve our assumed revenue growth rates or assumed operating margin results.

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

On February 25, 2005, we purchased SurgiCount Medical, Inc., a holding company for intellectual property rights relating to our Safety-Sponge(TM) System. We anticipate seeking other acquisitions in furtherance of our plan to acquire assets and businesses in the medical products, health care solutions, financial services and real estate industries. Acquisitions involve numerous risks, including potential difficulty in integrating operations, technologies, systems, and products and services of acquired companies, diversion of management’s attention and disruption of operations, increased expenses and working capital requirements and the potential loss of key employees and customers of acquired companies. In addition, acquisitions involve financial risks, such as the potential liabilities of the acquired businesses, the dilutive effect of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for by using the purchase method of accounting, and possible adverse tax and accounting effects. Any of the foregoing could materially and adversely affect our business.

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

In connection with our purchase of SurgiCount Medical, Inc., we acquired one registered U.S. patent and one registered international patent of the Safety-Sponge(TM) System. We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our business. We rely on a combination of patent, trademark and copyright law and trade secret protection to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Detection and elimination of unauthorized use of our products is difficult. We may not have the means, financial or otherwise, to prosecute infringing uses of our intellectual property by third parties. Further, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and offer our services. If we are unable to protect or preserve the value of our patents, trademarks, copyrights, trade secrets or other proprietary rights for any reason, our business, operating results and financial condition could be harmed.

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

RISKS RELATED TO OUR MEDICAL PRODUCTS AND HEALTHCARE-RELATED BUSINESS

We intend to rely on third party manufacturers and suppliers to manufacture our Safety-SpongeTM System, the loss of which may interrupt our operations.

       We have not begun commercial manufacturing of our Safety-SpongeTM System. Before we begin to commercially manufacture the system, we intend to enter into agreements or relationships with several vendors to commercially produce the product. We cannot assure you that we will be able to enter into such agreements or relationships, maintain such relationships if attained or secure additional suppliers and manufacturers on favorable terms as needed. Although we believe the materials used in the manufacture of the Safety-SpongeTM System are readily available and can be purchased and/or produced by multiple vendors, the loss of a major supplier or manufacturer, the deterioration of our relationship with a major supplier or manufacturer, changes in the specifications of components used in our products, or our failure to establish good relationships with major new suppliers or manufacturers could have a material adverse effect on our business, financial condition and results of operations.

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

Our products and operations are subject to extensive regulation by numerous governmental authorities, including, but not limited to, the FDA and state and foreign governmental authorities. In particular, we must obtain specific clearance or approval from the FDA before we can market new products or certain modified products in the United States. The FDA administers the Food, Drug and Cosmetics Act (the “FDC Act”). Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process (“510(k)”) or the more lengthy premarket approval (“PMA”) process before they can be sold in the United States. All of our products, currently comprising only the Safety-Sponge(TM) System, must receive 510(k) clearance or PMA approval. The Safety-Sponge(TM) System has already received 501(k) exempt status from the FDA. To obtain 510(k) marketing clearance, a company must show that a new product is “substantially equivalent” in terms of safety and effectiveness to a product already legally marketed and which does not require a PMA. Therefore, it is not always necessary to prove the actual safety and effectiveness of the new product in order to obtain 510(k) clearance for such product. To obtain a PMA, we must submit extensive data, including clinical trial data, to prove the safety, effectiveness and clinical utility of our products. The process of obtaining such clearances or approvals can be time-consuming and expensive, and there can be no assurance that all clearances or approvals sought by us will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of our products. FDA’s quality system regulations also require companies to adhere to certain good manufacturing practices requirements, which include testing, quality control, storage, and documentation procedures. Compliance with applicable regulatory requirements is monitored through periodic site inspections by the FDA. In addition, we are required to comply with FDA requirements for labeling and promotion. The Federal Trade Commission also regulates most device advertising.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against Franklin Capital Corp. (n/k/a Patient Safety Technologies, Inc.), Sunshine Wireless, LLC, and four other defendants affiliated with Winstar Communications, Inc. On February 25, 2003, the case against Franklin Capital and Sunshine Wireless was dismissed. However, on October 19, 2004, the plaintiffs exercised their right to appeal. On June 1, 2005, the United States Court of Appeals for the Second Circuit affirmed the February 25, 2003 judgment of the district court dismissing the claims against the Company. The initial lawsuit alleged that the Winstar Communications defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiffs' radio production and distribution business. The complaint further alleged that Franklin Capital and Sunshine Wireless, which were co-investors in the acquisition of the plaintiffs’ radio production and distribution business, joined the alleged conspiracy in structuring a transaction in which the plaintiffs’ business was transferred to a venture primarily composed of and operated by Franklin Capital and Sunshine Wireless and where the proceeds were retained by non-bankrupt affiliates of Winstar Communications. The plaintiffs sought recovery of damages in excess of $10,000,000, costs and attorneys' fees.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 5, 2005, we entered into a consulting agreement with Health West Marketing Incorporated, a California corporation ("Health West"). Under the agreement, Health West agreed to help the Company establish a comprehensive manufacturing and distribution strategy for the Company's Safety-Sponge(TM) System worldwide.
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

On April 28, 2005, the Company purchased 0.61 acres of vacant land in Springfield, Tennessee from two trusts related to Melanie Glazer, Manager of our subsidiary Franklin Capital Properties, LLC. The purchase price consisted of approximately $90,000 in cash, 20,444 shares of common stock and 10,221 warrants to purchase common stock at an exercise price of $4.53 and a 5 year contractual life.

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