Form 10-Q/A
period 2005-09-30
Patient Safety Technologies, Inc
filed 2006-02-13
CIK 812301

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

IPEX, Inc.

At September 30, 2005, the Company held 545,000 shares of common stock and warrants to purchase 225,000 shares of common stock at $1.50 per share and warrants to purchase 225,000 shares of common stock at $2.00 per share of IPEX, formerly Administration for International Credit & Investments, Inc. The Company acquired 450,000 shares of the common stock and all of the warrants directly from IPEX in March 2005 and, until such time as the sale of the securities is either registered with the SEC or the securities are eligible to be sold without restriction pursuant to Rule 144(k) promulgated pursuant to the Securities Exchange Act of 1934, the Company is restricted from publicly selling these securities except in accordance with Rule 144. The remaining 95,000 shares of common stock are valued at $178,125 and included in marketable securities. The Company has borrowed against these 95,000 shares and has therefore pledged these shares to a financial institution as discussed in Note 11. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at September 30, 2005, of $2.50. The Company has valued its holdings in IPEX at a 25% discount to the $2.50 closing price, or $1.875 per share, due to the limited average number of shares traded on the OTC Bulletin Board as well as other trading restrictions on the Company’s unregistered holdings in IPEX. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. IPEX’s fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through IPEX’s system. IPEX invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties.

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

On September 19, 2005, Digicorp entered into an asset purchase agreement with Philip Gatch, who at that time was the Company’s Chief Technology Officer. The assets purchased consisted of the iCodemedia suite of websites and internet properties and all related intellectual property (the “iCodemedia Assets”). Mr. Gatch received 1,000,000 shares of Digicorp’s common stock as consideration for the iCodemedia Assets.

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

Overview

Until March 31, 2005, Patient Safety Technologies, Inc., a Delaware corporation (“we,” “us,” or “our”), elected to be a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended. On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission.

We are currently engaged in the acquisition of controlling interests in companies and research and development of products and services focused on the health care and medical products field, particularly the patient safety markets. In the past we also focused on the financial services and real estate industries; however, in October 2005 our board of directors authorized us to evaluate alternative strategies for the divesture of our non-healthcare assets in order to focus all of our efforts on the health care and medical products field. SurgiCount Medical, Inc., a provider of patient safety devices, Patient Safety Consulting Group, LLC, a healthcare consulting services company, Ault Glazer Bodnar Merchant Capital, Inc., a holding company for our non-patient safety related assets, and Ault Glazer Bodnar Capital Properties, LLC, a real estate development and management company, are wholly-owned operating subsidiaries, which were either acquired or created to enhance our ability to focus our efforts in each targeted industry. Currently, we are evaluating ways in which to monetize the assets in Ault Glazer Bodnar Merchant Capital, Inc, and Ault Glazer Bodnar Capital Properties, LLC. However, the divesture of any assets will be dependent on a number of factors including: (1) lack of a liquid market to dispose of such assets; (2) potential adverse tax effects from a disposition; or (3) our board of directors and management may change their decision to dispose of certain assets.

SurgiCount is our first acquisition in our plan to become a leader in the dollar patient safety market. SurgiCount owns patents issued in the United States and Europe related to the Safety-SpongeTM System, an innovation which management believes will allow us to capture a significant portion of the United States and European surgical sponge sales. Based upon assumptions that take into consideration factors such as the approximate number of hospitals and operating rooms in the United States and Europe, the approximate number of surgeries performed annually, and estimates for the average cost of surgical sponges, incorporating the Safety-SpongeTM System, per surgery, we believe that the existing market for surgical sponge sales in the United States and Europe represents a market opportunity equal to or in excess of $650 million in annual sales.

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

We had a working capital deficit of approximately $1,477,500 at September 30, 2005 and we continue to have recurring losses. In the past we have relied upon private placements of equity and debt securities and we may rely on private placements to fund our capital requirements in the future. In the past we have relied upon private placements of equity and debt securities and we may rely on private placements to fund our capital requirements in the future. The Company has received shareholder approval to sell equity and/or debt securities of the Company up to $10 million in any calendar year to the Company’s Chairman and Chief Executive Officer, Milton “Todd” Ault, III, to the Company’s President and Secretary, Lynne Silverstein, to the Chief Health and Science Officer of the Company’s subsidiary Patient Safety Consulting Group, LLC, Louis Glazer, and to the Manager of the Company’s subsidiary Franklin Capital Properties, LLC and Mr. Glazer’s spouse, Melanie Glazer. If the Company proposed to sell more than $10 million of securities in a calendar year to such persons additional shareholder approval would be required. The Company does not currently anticipate selling equity or debt securities to these persons and, in the event the Company elected to pursue such an investment, the Company cannot guarantee that such persons would be willing to further invest in the Company. At this time we plan to fund future operations primarily by liquidating our portfolio companies. On April 7, 2005, we issued a $1,000,000 promissory note (the "Note") to Bodnar Capital Management, LLC, in consideration of a $1,000,000 loan from Bodnar Capital Management, LLC. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is one of our principal stockholders. The principal amount of the Note and interest at the rate of 6% per annum is due on May 31, 2006. The obligations under the Note are secured by all real property owned by us. Management believes that existing cash resources, together with proceeds from investments and anticipated revenues from operations, should be adequate to fund our operations for the twelve months subsequent to September 30, 2005. However, long-term liquidity is dependent on our ability to attain future profitable operations. Management may undertake additional debt or equity financings to better enable us to grow and meet future operating and capital requirements.

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

China Nurse, LLC

At September 30, 2005, we had an investment in China Nurse LLC ("China Nurse"), valued at $50,000, which represents 0.5% of our total assets. On November 23, 2004, we entered into a strategic relationship with China Nurse. In connection with this strategic relationship, we agreed to provide referrals and other assistance and we made a capital investment in cash of $50,000 in China Nurse. China Nurse is a developmental stage international nurse-recruiting firm based in New York that focuses on recruiting and training qualified nurses from China and Taiwan for job placement with hospitals and other health care facilities in the United States. China Nurse creates an opportunity for hospitals and other health care providers to efficiently recruit skilled professionals from China and Taiwan. It maintains a customized approach to matching the qualifications of the nurses with the specific needs of U.S. clients. The primary purpose for this strategic investment was in anticipation of leveraging the relationships that China Nurse developed during the ordinary course of its business for the Company’s other patient safety products. This investment was a seed investment in a concept that may ultimately be completely impaired within a one year time frame if China Nurse is unable to secure additional interest both in the form of additional investment and from hospitals and health care facilities in the United States.

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

On September 19, 2005, upon entering into an asset purchase agreement with Philip Gatch, who was recently appointed Digicorp’s Chief Technology Officer, Digicorp completed the initial transaction to transform itself from that of a development stage enterprise to a digital media and content delivery company. Digicorp issued Mr. Gatch 1,000,000 shares of its common stock as consideration. The assets purchased consisted of the iCodemedia suite of websites and internet properties and all related intellectual property (the “iCodemedia Assets”). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. Digicorp plans to use these websites and the related intellectual property to provide a suite of applications and services to enable content creators the ability to publish and deliver content to existing and next generation digital media devices, such as the Apple iPod and the Sony PSP, based upon the consumers’ expectation for broader and on-demand access to content and services.

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

Ault Glazer Bodnar Capital Properties, LLC

At September 30, 2005, we had several real estate investments, valued at $576,065, which represents 5.3% of our total assets. We hold our real estate investments in Ault Glazer Bodnar Capital Properties, LLC (“AGB Properties”), a Delaware limited liability company and a wholly owned subsidiary. AGB Properties is in the process of liquidating its real estate holdings. AGB Properties’ primary focus was on the acquisition and management of income producing real estate holdings. AGB Properties real estate holdings consist of two vacant single family buildings and one multi-unit building in Baltimore, Maryland, approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, 0.61 acres of undeveloped land in Springfield, Tennessee, and various loans secured by real estate in Heber Springs, Arkansas. We expect that any gain or loss recognized on the liquidation of some or all of our real estate holdings would be insignificant to the Company primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the Company’s real estate holdings are located.

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

At September 30, 2005, three of our executives were covered under employment agreements. Our Chief Financial Officer, William B. Horne, is covered under a two year employment agreement with annual base compensation of $150,000; our Executive Vice-President of Sales and Marketing of SurgiCount Medical, Inc., Richard Bertran, is covered under a three year employment agreement with annual base compensation of $200,000 and; our Chief Operating Officer of SurgiCount Medical, Inc., James Schafer, is covered under a two year employment agreement with annual base compensation of $100,000. None of our other executives our currently covered under an employment agreement, therefore, we are under no financial obligation, other than monthly salaries, for our other executive officers. We believe, as with all our operating expenses, that existing cash resources, together with proceeds from investments and anticipated revenues from our operations, should be adequate to fund our salary obligations. During the six month period ended December 31, 2005, the Company expects that salaries will increase significantly from the prior year’s comparable reporting period and be paid from existing cash resources, together with proceeds from investments and anticipated revenues from the Company’s operations

The second largest component of our operating expenses is professional fees, which increased by $1,132,607. As in the case of employee compensation, stock based compensation expense is the most significant component of professional fees for the nine months ended September 30, 2005. We incurred approximately $759,253 relating to the issuance of warrants and $431,979 related to restricted stock awards to our consultants performing services for us.

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

We also issued 150,000 warrants, valued at $536,578, to Aegis Securities Corp., a nonaffiliated consultant, for providing advisory services in connection with the acquisition of SurgiCount Medical, Inc. The services provided by Aegis Securities Corp. included an evaluation of and oversight over completion of the transaction. The value of the warrants, along with the purchase price and direct costs incurred as a result of the transaction, were capitalized. The entire capitalized costs, valued at $4,684,576, have been allocated to SurgiCount’s patents, with an approximate useful life of 14.4 years, on a preliminary basis and may change as additional information becomes available. Amortization expense related to the patents, for the nine months ended September 30, 2005, was approximately $190,000 as opposed to no expense during the nine months ended September 30, 2004.

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

Our common stock is currently traded on AMEX under the symbol “PST”. In order for our securities to be eligible for continued listing on AMEX, we must remain in compliance with certain listing standards. On June 24, 2004, we received a letter from AMEX inquiring as to our ability to remain listed on AMEX. Specifically, AMEX indicated that our common stock was subject to delisting under sections 1003(a)(i) and 1003(a)(ii) of AMEX’s Company Guide because our stockholders’ equity was below the level required by AMEX’s continued listing standards. Our stockholders’ equity fell below the required standard due to years of continued losses. On September 15, 2004, AMEX notified us that it had accepted our proposed plan to comply with AMEX’s continued listing standards. Significant events which increased our stockholders’ equity in excess of AMEX’s continued listing standards were the completion of an approximately $4 million equity financing combined with the acquisition of Surgicount Medical, Inc. which was done primarily through the issuance of common stock. AMEX will normally consider suspending dealings in, or removing from the listing of, securities of a company under Section 1003(a)(i) for a company that has stockholders' equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; or under Section 1003(a)(ii) for a company that has stockholders' equity of less than $4,000,000 if such company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years. At June 30, 2005, we reported our second consecutive quarter in which our stockholders’ equity was in excess of $4,000,000, and we believe we have re-gained compliance with AMEX’s continued listing requirements. As reflected in this September 30, 2005 Form 10-Q, our stockholders’ equity was still in excess of that required under Section 1003(a)(ii) of AMEX’s Company Guide. If we were to again become noncompliant with AMEX’s continued listing requirements, our common stock may be delisted which would have a material adverse affect on the price and liquidity of our common stock.

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
Title: Chief Executive Officer and Chairman of the Board

Date: February 13, 2006	By:	/s/ William B. Horne
William B. Horne
Title: Chief Financial Officer and Principal Accounting Officer