Form 10-K
period 2005-12-31
Patient Safety Technologies, Inc
filed 2006-04-17
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER

PATIENT SAFETY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3419202
(State of Incorporation)	(I.R.S. Employer Identification Number)

1800 Century Park East, Ste. 200, Los Angeles, CA 90067
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 895-7750

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.33 per share	Name of each exchange on which registered The American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No  ☐.

Indicate by check mark, if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐   No  ☒.

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2005, based on the closing price on that date of $3.68 on the American Stock Exchange, was $19,371,895. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

There were 6,206,563 shares of the registrant's common stock outstanding as of March 27, 2006.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2005

"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public. Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations under the headings “Item 1. Business” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Statements that are not historical facts are forward-looking statements. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual results and stockholder values could be very different from and worse than those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those contained in “Item 1A. Risk Factors” and elsewhere in this report. All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. Although we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our plans and expectations change.

PART I

Item 1. Business.

Organizational History

Patient Safety Technologies, Inc. (referred to in this report as the “Company,” “we,” “us,” and “our”) was incorporated on March 31, 1987, under the laws of the state of Delaware. Beginning in July 1987 until March 31, 2005 we operated as an investment company registered pursuant to the Investment Company Act of 1940, as amended (the “1940 Act”). In or about August 1997 our Board of Directors determined it would be in the best interest of the Company and our stockholders to elect to become a registered business development company (a “BDC”) under the 1940 Act. On September 9, 1997 our shareholders approved the proposal to be regulated as a BDC and on November 18, 1997 we filed a notification of election to become a BDC with the Securities and Exchange Commission (“SEC”).

Through the first half of 2004 we focused our investment strategy on capital appreciation through long-term equity investments in start-up and early stage companies in the radio and telecommunications industries. Beginning in June 2004, we undertook a strategic restructuring and recapitalization plan which culminated in a change in control in our management and a shift in our business focus away from the radio and telecommunications industries toward the medical products, health care solutions, financial services and real estate industries. On March 30, 2005, our shareholders voted to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw the election with the SEC. We are currently engaged in the acquisition of controlling interests in companies and research and development of products and services focused on the health care and medical products field, particularly the patient safety market. Although we still own certain real estate assets, we are no longer focusing on the financial services and real estate industries. As of March 29, 2006, our Board of Directors determined to focus our business exclusively on the patient safety medical products field.

On February 25, 2005, in furtherance of our restructuring plan, we purchased Surgicount Medical, Inc., a California corporation (“Surgicount”), from Brian Stewart and Dr. William Stewart, the former holders of 100% of the outstanding capital stock of Surgicount. Surgicount was not engaged in a business, but was used to hold certain assets. The assets acquired in connection with the Surgicount acquisition consist primarily of intellectual property rights, including one U.S. patent and one European patent, relating to Surgicount's Safety-Sponge™ System. The consideration paid to Brian Stewart and Dr. William Stewart in connection with the acquisition consisted of $340,000 in cash and 600,000 shares (post 3:1 forward split effective April 5, 2005) of common stock. In addition, in the event that prior to the fifth anniversary of the closing of the acquisition the cumulative gross revenues of Surgicount exceed $500,000, Brian Stewart and Dr. William Stewart are entitled to receive an additional 50,000 shares of common stock (for a total of 650,000 shares of common stock). In the event that prior to the fifth anniversary of the closing of the acquisition the cumulative gross revenues of Surgicount exceed $1,000,000, Brian Stewart and Dr. William Stewart will be entitled to receive an additional 50,000 shares of common stock (for a total of 700,000 shares of common stock).

Surgicount’s Safety-Sponge™ System helps reduce the number of retained sponges and towels in patients during surgical procedures and allows for faster and more accurate counting of surgical sponges. The Safety-Sponge™ System consists of a handheld scanner and bar-coded surgical dressings. By scanning the surgical dressings in at the beginning of a surgical procedure and then scanning them out at the end of the procedure, the sponges can be counted faster and more accurately than traditional methods which require two medical personnel manually counting the used and un-used sponges. Surgicount is the first acquisition in our plan to become a leader in the patient safety market.

We currently have five wholly-owned operating subsidiaries: (1) Ault Glazer Bodnar Capital Properties, LLC (f/k/a Franklin Capital Properties, LLC), a Delaware limited liability company; (2) Patient Safety Consulting Group, LLC (f/k/a Franklin Medical Products, LLC), a Delaware limited liability company; (3) Surgicount Medical, Inc., a California corporation; (4) Ault Glazer Bodnar Merchant Capital, Inc., a Delaware corporation; and (5) Automotive Services Group, LLC, an Alabama limited liability company wholly owned by Ault Glazer Bodnar Merchant Capital, Inc. Ault Glazer Bodnar Capital Properties, LLC, a real estate development and management company, Patient Safety Consulting Group, LLC, a healthcare consulting services company, and Ault Glazer Bodnar Merchant Capital, Inc., a holding company formed to hold our non-patient safety related assets, all were created to augment our investments in the health care, medical products and financial services and real estate industries. Our prior focus on real estate properties led to the acquisition by Ault Glazer Bodnar Merchant Capital, Inc. of Automotive Services Group, LLC, a company formed to develop properties for the operation of automated car wash sites. We acquired Automotive Services Group, LLC in an effort to increase shareholder value through real estate development. Our corporate structure, including our subsidiaries and our interests in public and private companies that we have purchased, is set forth in the following diagram by reporting segment:

The Medical Products and Healthcare Solutions Industry

We believe that the healthcare delivery system is under tremendous pressure to identify and commercialize simple medical solutions quickly to lower costs, control infections, reduce liability and eliminate preventable errors. Increased litigation and a renewed focus on patient safety by regulators is spurring demand for new innovative medical devices. With the convergence of scientific, electronic and digital technologies, new breakthroughs in medical devices will play a critical role in solving problems in healthcare and enhancing patient safety in the future.

The medical community recognizes the importance of improving patient safety, not only to enhance the quality of care, but also to help manage medical costs and related litigation costs. We are confident the medical profession and healthcare professionals will rise to the occasion and help develop the medical solutions to revolutionize health care.

We are dedicated to leading this effort through the development and introduction of ground-breaking patient safety products such as our lead product, the patented Safety-SpongeTM System, which management believes will allow us to capture a significant portion of the United States and European surgical sponge sales. Based upon assumptions by our management that take into consideration factors such as the approximate number of hospitals and operating rooms in the United States and Europe, the approximate number of surgeries performed annually, and estimates for the average cost of surgical sponges per surgery, we believe that the existing market for surgical sponge sales in the United States and Europe represents a market opportunity equal to or in excess of $650 million in annual sales. Such estimate assumes approximately 61 million surgeries performed annually in the United States and Europe, and an average cost of surgical sponges of $10.60 per surgery. In addition, we believe that our Safety-Sponge™ System could save up to an estimated $1.0 billion annually in retained sponge litigation. The estimated size of the surgical sponge market and actual savings derived from utilizing the Safety-Sponge™ System from retained sponge litigation is based on management’s estimates and assumptions made by management. Although management took into consideration statistics from research and published articles by the American Hospital Association and New England Journal of Medicine, as well as various articles located through a search of retained sponge verdicts, the specific assumptions are management’s interpretation of multiple sources. Further, management believes that a large amount of the litigation relating to medical malpractice claims are settled under the terms of confidential agreements, thus the actual amount of many settlements are never disclosed and therefore subject to speculation.

We intend to target hospitals, physicians, nurses and clinics as our initial source of customers. In addition, we plan to develop strategic alliances with universities, medical facilities and notable medical researchers around the United States that will provide research, development and promotional support for our products and services.

Customers and Distribution

On April 5, 2005, we entered into a consulting agreement with Health West Marketing Incorporated, a California corporation (“Health West”), pursuant to which Health West agreed to help us establish a comprehensive manufacturing and distribution strategy for the Safety-Sponge™ System worldwide. The initial term of the agreement is for a period of two years. After the initial two-year term, the agreement will terminate unless extended by the parties for one or more additional one-year periods. In consideration for Health West’s services, we agreed to issue Health West 42,017 shares of common stock, to be issued as follows: (a) 10,505 shares were issued upon signing the agreement; (b) an additional 15,756 shares were issued as a result of Health West’s assistance in structuring a comprehensive manufacturing agreement with A Plus Manufacturing, which was entered into on August 17, 2005; and (c) if Health West helps us develop a regional distribution network to integrate the Safety-Sponge™ System into the existing acute care supply chain, then we will issue Health West the remaining 15,756 shares. As incentive for entering into the agreement, we issued Health West a callable warrant to purchase 150,000 shares of common stock with an exercise price of $5.95 per share, exercisable for five years. In addition, we agreed to issue a callable warrant to purchase 25,000 (post 3:1 forward stock split) shares of the common stock with an exercise price of $5.95 per share, exercisable upon assisting us to develop a global distribution strategy and identification of acquisition candidates. In the event of the death of Bill Adams, who is Health West’s Chief Executive Officer, the agreement will automatically terminate. We may terminate the agreement at any time upon delivery to Health West of notice of a good faith determination by our Board of Directors that the agreement should be terminated for cause or as a result of disability of Mr. Adams. Health West may voluntarily terminate the agreement only after expiration of the initial two-year term upon providing 30 days prior written notice to us.

Geographic Areas

We intend to market and sell our patient safety products and services in the United States and in Europe. However, the principal markets, products and methods of distribution will vary by country based on a number of factors, including healthcare regulations, insurance coverage and customer demographics. Business activities in some countries outside the United States are subject to higher risks than comparable U.S. activities because the business and commercial climate is influenced by restrictive economic policies and political uncertainties.

Product Development

Our Safety-SpongeTM System allows for faster and more accurate counting of surgical sponges. The Safety-SpongeTM System is a two-part system consisting of a handheld scanner/imager/computer and of Surgicount supplied surgical dressings. Our sponges are unique in that they are individually labeled with a “bar code” at the point of manufacture. The sponges are scanned in by a handheld scanner at the beginning of a surgical procedure, and then scanned out at the end of a procedure after their use. Each sponge, having a unique bar code, can accurately be accounted for at the end of the procedure. Without using our Safety-SpongeTM System, in a typical surgical procedure, a nurse and a scrub tech manually count all sponges used and un-used. The core of the Safety-SpongeTM System is the ability to uniquely identify an individual dressing.

Surgicount began developing the Safety-SpongeTM line of sponges in February 1994 and received confirmation from the U.S. Food and Drug Administration (“FDA”) that the product line was granted 510k exempt status on November 8, 1999. The Safety-SpongeTM line of sponges has passed required FDA biocompatibility tests including ISO sensitization, cytotoxicity and skin irritation tests. The Center for Devices and Radiological Health (“CDRH”) handles the premarket notification process for medical devices at the FDA. The CDRH requires the biological evaluation of medical devices to determine the potential toxicity resulting from contact of the component materials of the device with the human body. Evaluation of any new device intended for human use requires data from systemic testing to ensure that the benefits provided by the final product will exceed any potential risk produced by device materials. CDRH Blue Book Memo G95-1 provides guidance for required biocompatibility testing procedures for medical devices. Surgicount requested specific guidance from the CDRH as to the required biocompatibility tests for the Safety-SpongeTM line of products. The CDRH specifically guided Surgicount to three required biocompatibility tests for the Safety-SpongeTM line: Cytotoxicity, Sensitization and Irritation/Intracutaneous Reactivity. Surgicount has performed and in 2003 passed all three of these required biocompatibility tests. Cytotoxicity testing is conducted to determine whether or not the materials used in a medical device are harmfully reactive to certain biological elements on a cellular level. Sensitization or hypersensitivity reactions usually occur as a result of prolonged contact with a chemical substance that interacts with the body’s immune system. The tests are used to eliminate the possibility that patients will be exposed to strong sensitizing chemicals extracted from the medical device.

The tests were completed prior to our acquisition of Surgicount, which occurred in February 2005. At the time the acquisition was completed we focused on developing the product for commercialization. Although passing the three biocompatibility tests was necessary to satisfy any questions as to whether or not the product was safe for use in the body it was only a part of the process required to commercialize the product. In order to utilize the product as designed, investment in specialized software, hardware as well as modification of current operating room procedures was needed.

Software development, which was initially expected to take a few months, required approximately nine months for completion. Initially we expected that basic modification to existing software would be sufficient; however, based upon feedback from third party users and consultants we abandoned our plan to modify existing software currently in use and developed our own proprietary software for the system.

Finally, due to the nature of the medical products business any change in the procedures requires rigorous rounds of testing and review in every adopter.  Demonstrations are given to relevant parties and small “in-service” (an in-hospital teaching of how to use the system to the relevant staff members) sessions are performed with the results evaluated.  If the results are viewed positively a second larger in-service session is usually performed, which results are again reviewed.  Assuming a positive outcome of the in-service sessions, the entire staff must then be trained to use the system prior to the placement of any order. In the event we are successful during the in-service sessions we expect to begin receiving orders for the Safety-SpongeTM System sometime in the first half of 2006.

The Safety-SpongeTM System is presently in the optimization and commercialization phase. Development of the Safety-SpongeTM System has been completed and the system is in final preparations to be rolled out into the market as a commercial product.

We intend to conduct further research and development to advance our products. However, we expect that any costs associated with R&D on our Safety-SpongeTM product will be insignificant and intend to outsource much of the R&D functions so that we may focus our direct efforts on optimizing the Safety-SpongeTM product and establishing distribution channels with strategic alliances with hospitals to deploy the product. We also seek qualified input from professionals in the healthcare profession as well as University hospitals such as Harvard and the University of California, San Francisco (“UCSF”). These physicians and researchers maintain medical practices primarily at University hospitals and are involved in various research and clinical development programs. We meet on an as needed basis to discuss medical, technology and development issues. Through direct contracts and sponsorship of studies, recommendations from these professionals have improved various aspects of the Safety-SpongeTM System. Examples where recommendations were utilized include: the ideal location for labels, label coarseness and thickness, improved operating room procedures, label structure and scanner function. In addition, we are developing relationships with Universities to co-develop and distribute patient safety continuing medical education (CME) products as well as University-developed patient safety products such as guides, specially designed notepads and bedside tools.

In the past we have relied on the professional advice of Dr. Jeffrey Pearl relating to operating room procedures and how to best adapt the Safety-SpongeTM for use in an operating room. Dr. Pearl is the Vice-chair of the Department of Surgery at UCSF, as well as the vice dean of the medical school and a highly respected medical researcher. In August of 2005, Dr. Pearl accepted a one-year consulting contract for continued services relating to operating room procedures and integration of the Safety-SpongeTM System. Integration of the Safety-SpongeTM System covers areas such as teaching nurses to use the system, optimum locations in the operating room, and optimum procedures for how to perform the count. The contract provides for a monthly cash payment of $2,000 and warrants to purchase 12,500 shares of our common stock.

We entered into a clinical trial agreement with Brigham and Women's Hospital, the teaching affiliate of Harvard Medical School, relating to Surgicount's Safety-Sponge TM System. The clinical trial is the result of an on-going collaboration between Harvard and Surgicount to refine the Safety-SpongeTM System in a clinical optimization study. Under terms of the agreement, Brigham and Women's Hospital will collect data on how the Safety-Sponge System saves time, reduces costs and increases patient safety in the operating room. The study will also continue to refine the system's technical processes in the operating room to provide clear guidance and instruction to hospitals, easily integrating the Safety-SpongeTM System into operating rooms. Brigham and Women's Hospital received a non-exclusive license to use the Safety-SpongeTM System, while we will own all technical innovations and other intellectual properties derived from the study. Unless the clinical trial agreement is terminated, we will provide a research grant to Brigham and Women’s Hospital over the course of the clinical trial in the aggregate amount of $430,513 of which $107,628 was paid in 2005. We expect the clinical trials will be completed around September 2006.

Manufacturing

While we have not yet begun commercial manufacturing of the Safety-SpongeTM System, we believe that the materials used in our products are readily available and can be purchased and/or produced by several different vendors and, therefore, we do not anticipate being dependent on any one vendor.

In order to meet the expected demand for bar-coded surgical dressings on August 17, 2005, Surgicount entered into an agreement for A Plus International Inc. (“A Plus”) to be the exclusive manufacturer and provider of the Safety-Sponge™ products, which includes bar coded gauze sponges, bar coded laparotomy sponges, bar coded O.R. towels and bar coded specialty sponges. Services to be provided by A Plus include manufacturing, packaging, sterilization, logistics and all related quality and regulatory compliance. During the term of the agreement, A Plus agreed not to manufacture, distribute or otherwise supply any bar coded gauze sponges, bar coded laparotomy sponges, bar coded O.R. towels or bar coded specialty sponges manufactured in China for any third party except for Surgicount. A Plus was founded in 1988 and is a global manufacturer of surgical dressings, patient drapes and surgical gowns. A Plus provides OEM support to the largest healthcare manufacturers and distributors in the world. A Plus employs over 6,000 people in seven factories throughout China and maintains over 200,000 sq. ft. of warehouse space in the United States. While we believe the manufacturing capacity of A Plus will be sufficient to meet our expected demand, in the event A Plus cannot meet our requirements the agreement allows us to retain additional providers of the Safety-Sponge™ products. The term of the agreement is for a period of five years and will automatically renew for successive three-year periods. Either party may terminate the agreement without cause at any time after eight years upon delivery of 90 days prior written notice.

Research and Development

Research and development activities are important to our business. However, at this time we do not have a research facility but rather focus our efforts on acquisitions of companies operating within our target industries that have demonstrated product viability through their own research and development activities. We intend to outsource much of the research and development activities related to improving our existing products or expanding our intellectual property to similar products or products that have similar characteristics in our target industries. We did not incur any costs during the fiscal years ended December 31, 2005 or 2004 relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of consumers. In the future, these costs will be charged directly to income in the year in which they are incurred.

Patents and Trademarks

We intend to make a practice of obtaining patent protection on our products and processes where possible. Our patents and trademarks are protected by registration in the United States and other countries where our products are marketed.

We currently own patents issued in the United States and Europe related to the Safety-SpongeTM System. This is covered by patent #5,931,824 registered with the United States Patent and Trademark Office and patent #1 032 911 B1 registered with the European Patent Office, which permits the holder to label or identify a dressing with a unique identifier. Patent #5,931,824 and #1 032 911 B1 will expire in August of 2019 and March of 2017, respectively. U.S Patent Number 5,931,824 is currently undergoing a reexamination proceeding in the U.S. Patent Office.  We have also filed one provisional and one non-provisional patent application in the United States Patent Office covering improved methods and systems for the automated counting and tracking of surgical articles.

Sales of the Safety-SpongeTM System in the future are expected to contribute a significant part of our total revenue. We consider these patents and trademarks in the aggregate to be of material importance in the operation of our business. The loss or expiration of any product patent or trademark could result in a loss of market exclusivity and can result in a significant reduction in sales.

Competition

The medical products and healthcare solutions industry is highly competitive. We expect that if our business strategy proves to be successful, our current competitors in the medical products and healthcare solutions market may duplicate our strategy and new competitors may enter the market. We compete against other medical products and healthcare solutions companies, some of which are much larger and have significantly greater financial resources than we do. We also compete against large companies that seek to license medical products and healthcare solutions technologies for themselves. We cannot assure you that we will be able to successfully compete against these competitors in the acquisition, development, or commercialization of any medical products and healthcare solutions, funding of medical products and healthcare solutions companies or marketing of our products and solutions.

Competition in research, involving the development of new products and processes and the improvement of existing products and processes, is particularly significant and results from time to time in product and process obsolescence. The development of new and improved products is important to our success in all areas of our business. This competitive environment requires substantial investments in continuing research, multiple sales forces and strategic alliances. In addition, the winning and retention of customer acceptance of our patient safety products involves heavy expenditures for health care regulatory compliance, advertising, promotion and selling.

Because we have not begun selling and generating revenue from our patient safety products, our competitive position in the medical products and healthcare solutions industry cannot be determined.

Competitive Advantages

We believe that we are well positioned to provide financing and research and development resources to medical products and health care-related companies for the following reasons:

•	Focus on innovative technologies, products and services;

•	Network of well respected industry affiliations and medical expertise; and

•	Established deal sourcing network.

Though by the nature of our patents, we can have no direct competition, there are several existing individuals/companies that are trying to address the same issues as Surgicount's Safety-Sponge System.  Among these are a medical malpractice lawyer named Daniel Ballard and two radio frequency identification (“RFID”)-based companies, RF Surgical and ClearCount Medical.

Mr. Ballard’s invention and patent revolves around imbedding radio-opaque pellets (similar to BB’s) into the sponges. These would be read by placing the used sponges into a special machine after a surgery that would count the pellets, and thus the sponges placed in the machine.

The RFID companies both have similar approaches to solving retained sponges. Their approach is to “impregnate” sponges with RFID tags. RFID-reading wands would be held over the patients at the end of surgeries to ensure that no sponges are left behind. It is our understanding from limited discussions with the principals of RF Surgical and ClearCount Medical, and from discussions with sponge manufacturers, that the RFID companies are still in the development stage with their competing products. Surgicount has received FDA exemption for its Safety-Sponge System and its scanner is currently registered in the FDA’s database as non-interfering medical equipment. Since Surgicount’s Safety-Sponge System is fully developed and ready for manufacturing and distribution, we believe this provides an advantage over the above competing products.

Real Estate Industry and Express Car Wash Business

We had originally intended for our real estate operations to include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. Performance of this type of real estate operations would largely have been dependent upon the performance of the operating properties, the current status of our development projects and non-recurring gains or losses recognized when and if real estate assets are sold. The results of operations for these types of real estate operations generally are unpredictable and we probably would have experienced significant year-over-year fluctuations from such operations. All of our real estate holdings are owned by our subsidiary Ault Glazer Bodnar Capital Properties, LLC (f/k/a Franklin Capital Properties, LLC) (“AGB Capital Properties”) except for our investment in Automotive Services Group, LLC (“ASG”), which is wholly owned by our subsidiary Ault Glazer Bodnar Merchant Capital, LLC (“AGB Merchant Capital”). During July 2005 we shifted the focus of our real estate operations to the identification of unimproved land for ASG to develop and operate automated car wash sites under the trade name “Bubba’s Express Wash.” ASG’s first express car wash site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006. On July 18, 2005 our wholly owned subsidiary AGB Merchant Capital purchased 50% of the outstanding equity interests of ASG from West Highland, LLC, an unrelated third party, in exchange for $300,000. The remaining 50% interest in ASG was owned by Darrell W. Grimsley until March 15, 2006 when AGB Merchant Capital entered into a Unit Purchase Agreement to acquire the remaining 50% interest from Mr. Grimsley in exchange for agreeing to issue 200,000 shares of the Company’s common stock to Mr. Grimsley. We have consolidated ASG’s operations in our financial statements since we determined that we are the primary beneficiary of ASG, a variable interest entity as defined by FIN 46. Pursuant to ASG’s operating agreement, Mr. Grimsley had exclusive control over ASG’s operations from July 18, 2005 until AGB Merchant Capital purchased the remaining 50% interest on March 15, 2006. AGB Merchant Capital now owns 100% of the outstanding equity interests in ASG and has exclusive control over ASG as its sole managing member. We plan to change the name of AGB Merchant Capital to Automotive Services Group, Inc. to reflect the subsidiaries primary holding in ASG.

In addition to ASG, we had several real estate investments at December 31, 2005. These investments consisted of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, 0.61 acres of undeveloped land in Springfield, Tennessee, and various loans secured by real estate in Heber Springs, Arkansas. Our real estate investments are held by our subsidiary AGB Capital Properties. As of March 29, 2006, we have determined to dispose of all our real estate holdings, including ASG, in order to focus exclusively on patient safety medical products. Our Board of Directors is currently evaluating the available alternatives to determine the most beneficial method to dispose of our real estate holdings. As of December 31, 2005, we had not generated any revenue, nor do we expect to generate any recurring revenue during 2006, on any of our real estate holdings. In the event that we liquidate some or all of our real estate holdings we expect that any gain or loss recognized on the liquidation would be insignificant to us primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the real estate holdings are located.

Express Car Wash Business

While we continue to own ASG, we consolidate the operations of its express car wash business with our business. An express car wash is a hybrid of full service conveyor (tunnel) and self-service car wash facilities. At an express wash, customers pay via cash or credit card at an automated kiosk (similar to a drive thru ATM) at the site entrance. The customers remain in their cars while being directed onto a high speed wash tunnel conveyor (2½ minutes +/- to wash completion in tunnel), and have the option of utilizing free vacuum facilities on site prior to exit. Facilities are located at highly visible locations in high automobile traffic locations. Typical sites for a Bubba’s Express Wash will require approximately one acre of land for construction of the tunnel and customer detail/vacuum areas. Facilities generally require two employees for operation. A fully staffed facility will typically require five employees (three full-time employees and two part-time employees).

As described above, as of the date of this report ASG presently has one operating Bubba’s Express Wash site which opened on March 8, 2006. As of March 29, 2006, our Board of Directors has determined to dispose of ASG along with all of our other non-patient safety related assets. Our Board of Directors is currently evaluating the available alternatives to determine the most beneficial method to dispose of ASG and its express car wash business.

Competition

We have concentrations of investments in Heber Springs, Arkansas and Springfield, Tennessee.  We compete with a large number of real estate property owners and developers in those regions.  Principal factors of competition are attractiveness of location, the quality of the property and breadth and quality of available uses for the property.  Since we have not generated any revenue from our real estate holdings, the relative competitive position of the properties cannot be determined. The potential value that we could realize upon disposing of our real estate holdings depends upon, among other factors, trends of the national and local economies, taxes, governmental regulations, legislation and population trends.

ASG’s “express” car wash business competes with other car wash sites, which includes: (a) full service conveyor locations characterized by large numbers of employees required to deliver exterior and interior cleaning services; (b) in-bay automatic facilities (typically at gas stations or convenience stores); (c) self-serve locations (which in the past few years have begun to incorporate in-bay automatic facilities); and (d) full service detailing facilities. Prices generally correspond to the level of personnel required to deliver the service, with the highest prices at detail shops and full service conveyors, lower prices at in-bay facilities, and lowest prices at non-attended self-serve locations. ASG’s express car wash business also competes with the ability of automobile owners to wash their vehicles using their home facilities. ASG competes for car wash business by offering superior value delivered quickly, conveniently and inexpensively. ASG believes its “express” car wash facility provides comparable quality to a full service tunnel or a full service detail shop and at considerably less cost to customers comparable to in-bay automatic facilities and self service locations. The “express” car wash facility is also designed to require less time than any of the competing car wash methods. ASG estimates there are less than 150 “express” car wash sites nationwide in the United States, but that this number continues to grow at a considerable rate. This compares with ASG’s estimate that there are over 30,000 traditional car was facilities. ASG estimates that its express car wash business represents less than one percent of the car wash market in the United States.

Regulation of the Medical Products and Healthcare Industry

The healthcare industry is affected by extensive government regulation at the federal and state levels. In addition, our business may also be subject to varying degrees of governmental regulation in the countries in which operations are conducted, and the general trend is toward regulation of increasing stringency. In the United States, the drug, device, diagnostics and cosmetic industries have long been subject to regulation by various federal, state and local agencies, primarily as to product safety, efficacy, advertising and labeling. The exercise of broad regulatory powers by the Food and Drug Administration (“FDA”) continues to result in increases in the amounts of testing and documentation required for FDA clearance of new drugs and devices and a corresponding increase in the expense of product introduction. Similar trends toward product and process regulation are also evident in a number of major countries outside of the United States, especially in the European Community where efforts are continuing to harmonize the internal regulatory systems.

The FDA administers the Food, Drug and Cosmetics Act (the “FDC Act”). Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process (“510(k)”) or the more lengthy premarket approval (“PMA”) process before they can be sold in the United States. All of our products, currently consisting only of the Safety-Sponge™ System, must receive 510(k) clearance or PMA approval. The Center for Devices and Radiological Health (“CDRH”) handles the PMA approval process for medical devices at the FDA. The CDRH places medical devices into one of many predefined groups, then classifies each group into one of three classes (Class I, II or III) based on the level of controls necessary to assure the safety and effectiveness of the specific device group. Class I and II devices also have subsets of “exempt devices” which are exempt from the PMA approval requirement subject to certain limitations. 21 CFR 878.4450 (”Gauze/Sponge, Internal, X-Ray Detectable”) is the defined device group that the Safety-Sponge line of products falls into. This defined device group is specifically denoted as “exempt” from the premarket notification process. Surgicount submitted specific information on its Safety-Sponge product directly to the CDRH and received confirmation of the 501(k) exempt status of this line of products.

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

The regulatory agencies under whose purview we operate have administrative powers that may subject us to such actions as product recalls, seizure of products and other civil and criminal sanctions. In some cases we may deem it advisable to initiate product recalls voluntarily. We are also subject to the Safe Medical Devices Act of 1990, which imposes certain reporting requirements on distributors in the event of an incident involving serious illness, injury or death caused by a medical device.

In addition, sales and marketing practices in the health care industry have come under increased scrutiny by government agencies and state attorney generals and resulting investigations and prosecutions carry the risk of significant civil and criminal penalties.

Changes in regulations and healthcare policy occur frequently and may impact our results, growth potential and the profitability of products we sell. There can be no assurance that changes to governmental reimbursement programs will not have a material adverse effect on the Company and our operations.

Regulation of the Real Estate Industry

The real estate development industry is subject to substantial environmental, building, construction, zoning and real estate regulations that are imposed by various federal, state and local authorities. In order to develop our properties, we must obtain the approval of numerous governmental agencies regarding such matters as permitted land uses, density, the installation of utility services (such as water, sewer, gas, electric, telephone and cable television) and the dedication of acreage for various community purposes. Furthermore, changes in prevailing local circumstances or applicable laws may require additional approvals or modifications of approvals previously obtained. Delays in obtaining required approvals and authorizations could adversely affect the profitability of our projects.

Regulation of the Car Wash Industry

We are not aware of any existing or probable governmental regulations that may have a material effect on the normal operations of ASG’s express car wash business. We also are not aware of any relevant environmental laws that require compliance by ASG that may have a material effect on the normal operations of its express car wash business.

Code of Business Conduct and Ethics

Each executive officer and director as well as every employee of the Company is subject to the Company’s Code of Business Conduct and Ethics (the “Code of Ethics”) which was adopted by the Board of Directors on November 11, 2004 and is filed as Appendix D to the definitive proxy materials filed with the SEC on March 2, 2005. The Code of Ethics applies to all directors, officers and certain employees of the Company, including the chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics may be obtained, without charge, upon a written request mailed to: Patient Safety Technologies, Inc., c/o Corporate Secretary, 1800 Century Park East, Ste. 200, Los Angeles, California 90067. The Code of Ethics is also posted on our Internet website, which is located at www.patientsafetytechnologies.com.

Available Information

Copies of our quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Corporate Secretary, Patient Safety Technologies, Inc., 1800 Century Park East, Ste. 200, Los Angeles, California 90067 or by calling (310) 895-7750. You may also obtain the documents filed by Patient Safety Technologies, Inc. with the SEC for free at the Internet website maintained by the SEC at www.sec.gov. The Company does not currently make these documents available on its website.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. Before you invest in our securities you should carefully consider the risks and uncertainties described below and the other information in this prospectus. Each of the following risks may materially and adversely affect our business, results of operations and financial condition. These risks may cause the market price of our common stock to decline, which may cause you to lose all or a part of the money you paid to buy our securities. We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results.

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We have not made any sales or generated any revenue to date from our Safety-Sponge™ System and a substantial amount of our revenue during 2005 is from a related party. Because of this, you should not rely on our historical results of operations as an indication of our future performance.

We have not made any sales or generated any revenue to date from our Safety-Sponge™ System. Further, of our $562,374 of revenue during the fiscal year ended December 31, 2005, $552,375 was generated from a contract to provide management consulting services to one of our portfolio companies IPEX, Inc., which is considered a related party. Our future success is dependent on our ability to develop our patient-safety related assets into a successful business, which depends upon wide-spread acceptance of and commercializing our Safety-Sponge™ System. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. As a result, you should not rely on our historical results of operations as an indication of the future performance of our business.

We recently restructured our business strategy and objective and have limited operating history under our new structure. If we cannot successfully implement our new business structure the value of your investment in our business could decline.

Upon the change of control that occurred in October 2004, we restructured our business strategy and objective to focus on the medical products, healthcare solutions, financial services and real estate industries instead of the radio and telecommunications industries. Although we still own certain real estate assets, we are no longer focusing on the financial services and real estate industries. As of March 29, 2006, our Board of Directors determined to focus our business exclusively on the patient safety medical products field. We have a limited operating history under this new structure. Historically, we have not typically invested in these industries and therefore our historical results of operations should not be relied upon as an indication of our future financial performance. If we do not successfully implement our new business structure the value of your investment in our business could decline substantially.

Withdrawal of our election to be treated as a BDC may increase the risks to our shareholders since we are no longer subject the regulatory restrictions or financial reporting benefits of the 1940 Act.

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

Further, our election to withdraw as a BDC under the 1940 Act has resulted in a significant change in our method of accounting. BDC financial statement presentation and accounting utilizes the value method of accounting used by investment companies, which allows BDCs to recognize income and value their investments at market value as opposed to historical cost. As an operating company, the required financial statement presentation and accounting for securities held is either fair value or historical cost methods of accounting, depending on the classification of the investment and our intent with respect to the period of time we intend to hold the investment.

A change in our method of accounting could reduce the market value of our investments in privately held companies by eliminating our ability to report an increase in the value of our holdings as they occur. Also, as an operating company, we have to consolidate our financial statements with subsidiaries, thus eliminating the portfolio company reporting benefits available to BDCs.

The Company and our subsidiaries may have to take actions that are disruptive to our business strategy to avoid registration under the 1940 Act.

The 1940 Act generally requires companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities to register as investment companies. A company may be deemed to be an investment company if it owns “investment securities” with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or exclusion applies. Securities issued by companies other than majority-owned subsidiaries are generally counted as investment securities for purposes of the 1940 Act. While on an unconsolidated basis, our subsidiaries’ assets which constitute investment securities have not approached 40%, as of December 31, 2005, 37.9% of our assets on a consolidated basis with subsidiaries were comprised of investment securities. If the Company or any of its subsidiaries were to own investment securities with a value exceeding 40% of its total assets it could require the subsidiary and/or the Company to register as an investment company. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, building and operating companies in the medical products and healthcare services industries, particularly the patient safety field. Moreover, registration under the 1940 Act would subject us to increased regulatory and compliance costs, and other restrictions on the way we operate. We may also have to take actions, including buying, refraining from buying, selling or refraining from selling securities, when we would otherwise not choose to do so in order to continue to avoid registration under the 1940 Act.

We intend to undertake additional financings to meet our growth, operating and/or capital needs, which may result in dilution to your ownership and voting rights.

We anticipate that revenue from our operations for the foreseeable future will not be sufficient to meet our growth, operating and/or capital requirements. We believe that in order to have the financial resources to meet our operating requirements for the next twelve months we will need to undertake additional equity or debt financings to allow us to meet our future growth, operating and/or capital requirements. We currently have no commitments for any such financings. Any equity financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants or other adverse terms with respect to raising future capital and other financial and operational matters. We may not be able to obtain additional financing in sufficient amounts or on acceptable terms when needed, which could adversely affect our operating results and prospects. If we fail to arrange for sufficient capital in the future, we may be required to reduce the scope of our business activities until we can obtain adequate financing.

We have received shareholder approval to sell up to $10 million of equity and/or debt securities to certain related parties which may result in dilution to your ownership and voting rights or may result in the incurrence of substantial debt.

We have received shareholder approval to sell equity and/or debt securities up to $10 million in any calendar year to Milton “Todd” Ault, III, Lynne Silverstein, Louis Glazer, M.D., Ph.G., and Melanie Glazer. Mr. Ault is our former Chairman and former Chief Executive Officer, Ms. Silverstein is our President and Secretary, Mr. Glazer is our present Chairman and Chief Executive Officer and the Chief Health and Science Officer of our subsidiary Patient Safety Consulting Group, LLC, and Ms. Glazer is the Manager of our subsidiary Ault Glazer Bodnar Capital Properties, LLC and also is Mr. Glazer’s spouse. If we propose to sell more than $10 million of securities in a calendar year to such persons additional shareholder approval would be required. Although we do not currently anticipate selling equity or debt securities to these persons if we do sell any such securities it will result in dilution to your ownership and voting rights and/or possibly result in our incurring substantial debt. Any such equity financing would result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. Any such debt financing may be convertible into common stock which would result in dilution to our stockholders and would have rights that are senior to our common stock. Further, any debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities, which could strain our capital resources.

Should the value of our patents be less than their purchase price, we could incur significant impairment charges.

At December 31, 2005, patents received in the acquisition of Surgicount Medical, Inc., net of accumulated amortization, represented $4,413,791, or 27.5%, of our total assets. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist to determine if the recorded amount of our patents is impaired. This determination requires significant judgment and changes in our estimates and assumptions could materially affect the determination of fair value and/or impairment of patents. We may incur charges for the impairment of our patents in the future if sales of our patient safety products, in particular our Safety-Sponge™ System, fail to achieve our assumed revenue growth rates or assumed operating margin results.

We may not be able to effectively integrate our acquisition targets, which would be detrimental to our business.

On February 25, 2005, we purchased Surgicount Medical, Inc., a holding company for intellectual property rights relating to our Safety-Sponge™ System. We anticipate seeking other acquisitions in furtherance of our plan to acquire assets and businesses in the patient safety medical products industry. Acquisitions involve numerous risks, including potential difficulty in integrating operations, technologies, systems, and products and services of acquired companies, diversion of management’s attention and disruption of operations, increased expenses and working capital requirements and the potential loss of key employees and customers of acquired companies. In addition, acquisitions involve financial risks, such as the potential liabilities of the acquired businesses, the dilutive effect of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for by using the purchase method of accounting, and possible adverse tax and accounting effects. Any of the foregoing could materially and adversely affect our business.

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

Certain of our officers, directors and/or their family members have existing responsibilities and, in the future, may have additional responsibilities, to act and/or provide services as executive officers, directors, owners and/or managers of Ault Glazer Bodnar & Company Investment Management LLC and/or some of the companies in which we invest. We currently share office space with Ault Glazer Bodnar & Company Investment Management LLC. William B. Horne, our Chief Financial Officer, and Melanie Glazer, Manager of our subsidiary Ault Glazer Bodnar Capital Properties, LLC, are principals of Ault Glazer Bodnar & Company Investment Management LLC. Mr. Horne devotes approximately 85% of his time to our business, based on a 60-hour, 6-day workweek. Mrs. Glazer works full time for Ault Glazer Bodnar Capital Properties, LLC. Mrs. Glazer is married to Louis Glazer, M.D., Ph.G., our current Chairman and Chief Executive Officer and Chief Health and Science Officer of Patient Safety Consulting Group, LLC. Our former Chairman and Chief Executive Officer, Milton “Todd” Ault, III, also is a principal of Ault Glazer Bodnar & Company Investment Management LLC. Accordingly, certain conflicts of interest may arise from time to time with our officers, directors and Ault Glazer Bodnar & Company Investment Management LLC.

Certain conflicts of interest may also arise from time to time with our officers, directors and the companies in which we invest. Of our $562,374 of revenue during the fiscal year ended December 31, 2005, $552,375 resulted from a contract to provide management consulting services to our portfolio company IPEX, Inc. Mr. Ault is currently a director of IPEX, Inc. and he served as interim Chief Executive Officer of IPEX, Inc. from May 26, 2005 until July 13, 2005. From May 28, 2005 until approximately December 14, 2005 Mr. Ault held an irrevocable proxy to vote 67% of the outstanding shares of IPEX, Inc. owned by the former Chief Executive Officer and a founder of IPEX, Inc. Darrell W. Grimsley, Jr., Chief Executive Officer of Automotive Services Group, LLC, a subsidiary which, as of March 14, 2006, is wholly owned by Ault Glazer Bodnar Merchant Capital, Inc., served as a director of IPEX, Inc. and a member of its Audit Committee from August 30, 2005 until January 30, 2006. Ms. Campbell served as a director of IPEX, Inc. and Chairman of its Audit Committee from June 23, 2005 until January 30, 2006. Mr. Horne is currently Chief Financial Officer and a director of our portfolio company Digicorp. From September 30, 2005 until December 29, 2005, Mr. Horne also served as Digicorp’s Chief Executive Officer and Chairman of Digicorp’s Board of Directors. One of our directors and Audit Committee Chairman, Alice Campbell, is currently a director of Digicorp. Mr. Ault served as Chief Executive Officer of Digicorp from April 26, 2005 until September 30, 2005 and Chairman of Digicorp’s Board of Directors from July 16, 2005 until September 30, 2005. Ms. Glazer served as a director of Digicorp from December 30, 2004 until December 29, 2005 and Chairman of Digicorp’s Board of Directors from December 30, 2004 until July 16, 2005. Ms. Silverstein served as Secretary of Digicorp from April 26, 2005 until December 29, 2005. Mr. Grimsley served as a director of Digicorp from July 16, 2005 until December 29, 2005.

Because of these possible conflicts of interest, such individuals may direct potential business and investment opportunities to other entities rather than to us, which may not be in the best interest of our stockholders. We will attempt to resolve any such conflicts of interest in our favor. Our Board of Directors does not believe that we have experienced any losses due to any conflicts of interest with the business of Ault Glazer Bodnar & Company Investment Management LLC, other than certain of our officers’ responsibility to devote their time to provide management and administrative services to Ault Glazer Bodnar & Company Investment Management LLC and its clients from time-to-time. Similarly, our Board of Directors does not believe that it has experienced any losses due to any conflicts of interest with the companies in which we hold investments other than certain of our officers’ and directors’ responsibility to devote their time to provide management services to some of such companies. However, subject to applicable law, we may engage in transactions with Ault Glazer Bodnar & Company Investment Management LLC and other related parties in the future. These related party transactions may raise conflicts of interest and, although we do not have a formal policy to address such conflicts of interest, our Audit Committee intends to evaluate relationships and transactions involving conflicts of interest on a case-by-case basis and the approval of our Audit Committee is required for all such transactions. The Audit Committee intends that any related party transactions will be on terms and conditions no less favorable to us than terms and conditions reasonably obtainable from third parties and in accordance with applicable law.

Our management has limited experience in managing and operating a public company. Any failure to comply or adequately comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Although our present Chairman and Chief Executive Officer, Louis Glazer, M.D., Ph.G., has extensive experience in the medical field, he has limited experience managing and operating a public company. In addition, prior to the change in control that occurred in October 2004, other members of our current senior management were primarily engaged in operating a private investment management firm. In this capacity they developed a general understanding of the administrative and regulatory environment in which public companies operate. However, our senior management lacks practical experience operating a public company and relies in many instances on the professional experience and advice of third parties including its consultants, attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

We have experienced turnover in our Chief Executive Officer position in recent months and we are presently searching for a new Chief Executive Officer to replace Dr. Louis Glazer. If we are not able to retain a new Chief Executive Officer with significant professional experience in the patient safety or medical markets and pubic market experience, we may have difficulty implementing our business strategy.

Milton “Todd” Ault, III resigned as our Chairman and Chief Executive Officer on January 9, 2006. On January 7, 2006, our Board of Directors appointed Louis Glazer, M.D., Ph.G. as Chairman and Chief Executive Officer in anticipation of Mr. Ault’s resignation. During March 2005, Dr. Glazer has indicated his intent to resign as Chairman and Chief Executive Officer at such time that we retain a suitable candidate for the position of Chief Executive Officer. Our future success is dependent on our ability to attract and retain such a candidate. Although we do not believe we have experienced any losses or negative effects from Mr. Ault’s resignation and we do not expect any adverse consequences from the resignation of Dr. Glazer, if we are not able to retain a new Chief Executive Officer with significant professional experience in the patient safety or medical markets and public market experience, we may have difficulty implementing our business strategy.

Our former Chief Executive Officer controls a significant portion of our outstanding common stock and his ownership interest may conflict with our other stockholders who may be unable to influence management and exercise control over our business.

As of March 26, 2006, Milton “Todd” Ault, III, our former Chief Executive Officer and Chairman, beneficially owned approximately 26.6% of our common stock. As a result, Mr. Ault may be able to exert significant influence over our management and policies to:

•	elect or defeat the election of our directors;
•	amend or prevent amendment of our certificate of incorporation or bylaws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	control the outcome of any other matter submitted to the shareholders for vote.

Accordingly, our other stockholders may be unable to influence management and exercise control over our business.

RISKS RELATED TO OUR MEDICAL PRODUCTS AND HEALTHCARE-RELATED BUSINESS

We rely on a third party manufacturer and supplier to manufacture our Safety-Sponge™ System, the loss of which may interrupt our operations.

On August 17, 2005, Surgicount entered into an agreement for A Plus International Inc. to be the exclusive manufacturer and provider of Surgicount’s Safety-Sponge™ products. In the event A Plus International Inc. does not meet the requirements of the agreement, Surgicount may seek additional providers of the Safety-Sponge™ products. While our relationship with A Plus International Inc. is currently on good terms, we cannot assure you that we will be able to maintain our relationship with A Plus International Inc. or secure additional suppliers and manufacturers on favorable terms as needed. Although we believe the materials used in the manufacture of the Safety-Sponge™ System are readily available and can be purchased and/or produced by multiple vendors, the loss of our agreement with A Plus International Inc., the deterioration of our relationship with A Plus International Inc., changes in the specifications of components used in our products, or our failure to establish good relationships with major new suppliers or manufacturers as needed, could have a material adverse effect on our business, financial condition and results of operations.

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

The healthcare industry in the United States continues to experience change. In recent years, the United States Congress and state legislatures have introduced and debated various healthcare reform proposals. Federal, state and local government representatives will, in all likelihood, continue to review and assess alternative healthcare delivery systems and payment methodologies, and ongoing public debate of these issues is expected. Cost containment initiatives, market pressures and proposed changes in applicable laws and regulations may have a dramatic effect on pricing or potential demand for medical devices, the relative costs associated with doing business and the amount of reimbursement by both government and third-party payors to persons providing medical services. In particular, the healthcare industry is experiencing market-driven reforms from forces within the industry that are exerting pressure on healthcare companies to reduce healthcare costs. Managed care and other healthcare provider organizations have grown substantially in terms of the percentage of the population in the United States that receives medical benefits through such organizations and in terms of the influence and control that they are able to exert over an increasingly large portion of the healthcare industry. Managed care organizations are continuing to consolidate and grow, increasing the ability of these organizations to influence the practices and pricing involved in the purchase of medical devices, including our products, which is expected to exert downward pressure on product margins. Both short-and long-term cost containment pressures, as well as the possibility of continued regulatory reform, may have an adverse impact on our business, financial condition and operating results.

We are subject to government regulation in the United States and abroad, which can be time consuming and costly to our business.

Our products and operations are subject to extensive regulation by numerous governmental authorities, including, but not limited to, the FDA and state and foreign governmental authorities. In particular, we must obtain specific clearance or approval from the FDA before we can market new products or certain modified products in the United States. The FDA administers the Food, Drug and Cosmetics Act (the “FDC Act”). Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process (“510(k)”) or the more lengthy premarket approval (“PMA”) process before they can be sold in the United States. All of our products, currently consisting only of the Safety-Sponge™ System, must receive 510(k) clearance or PMA approval. The Safety-Sponge™ System has already received 501(k) exempt status from the FDA. To obtain 510(k) marketing clearance, a company must show that a new product is “substantially equivalent” in terms of safety and effectiveness to a product already legally marketed and which does not require a PMA. Therefore, it is not always necessary to prove the actual safety and effectiveness of the new product in order to obtain 510(k) clearance for such product. To obtain a PMA, we must submit extensive data, including clinical trial data, to prove the safety, effectiveness and clinical utility of our products. The process of obtaining such clearances or approvals can be time-consuming and expensive, and there can be no assurance that all clearances or approvals sought by us will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of our products. FDA’s quality system regulations also require companies to adhere to certain good manufacturing practices requirements, which include testing, quality control, storage, and documentation procedures. Compliance with applicable regulatory requirements is monitored through periodic site inspections by the FDA. In addition, we are required to comply with FDA requirements for labeling and promotion. The Federal Trade Commission also regulates most device advertising.

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

Through our subsidiary Surgicount Medical, Inc. we have general liability insurance to cover claims up to $1,000,000. This insurance covers the clinical trial/time study relating to the bar coding of surgical sponges only. In addition, A Plus International, Inc., the manufacturer of our surgical sponges, maintains general liability insurance for claims up to $4,000,000 that covers product liability claims against Surgicount Medical, Inc. There can be no assurance that one or more liability claims will not exceed the coverage limits of any of such policies. If we or our manufacturer are subjected to product liability claims, the result of such claims could harm our reputation and lead to less acceptance of our products in the healthcare products market. In addition, if our insurance or our manufacturer’s insurance is not sufficient to cover product liability claims, our business and financial condition will be materially adversely affected.

RISKS RELATED TO OUR INVESTMENTS

We may experience fluctuations in our quarterly results due to the success rate of investments we hold.

We may experience fluctuations in our quarterly operating results due to a number of factors, including the success rate of our current investments, variations in and the timing of the recognition of realized and unrealized gains or losses, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We have invested in non-marketable investment securities which may subject us to significant impairment charges.

We have invested in illiquid equity securities acquired directly from issuers in private transactions. At December 31, 2005, 40.9% of the Company’s assets on a consolidated basis with subsidiaries were comprised of investment securities, the majority of which are illiquid investments. Investments in illiquid, or non-marketable, securities are inherently risky and a number of the companies we invest in are expected to fail. We review all of our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. The indicators we use to identify those events or circumstances include as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a company in which we hold investments is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. Although we only recognized a $50,000 impairment charge for the fiscal year ended December 31, 2005, since a significant amount of our assets are comprised of non-marketable investment securities, any future impairment charges from the write down in value of these securities will most likely have a material adverse affect on our financial condition.

Economic recessions or downturns could impair investments and harm our operating results.

Many of the companies in which we have made investments may be susceptible to economic slowdowns or recessions. An economic slowdown may affect the ability of a company to engage in a liquidity event such as a sale, recapitalization, or initial public offering. Our nonperforming assets are likely to increase and the value of our investments is likely to decrease during these periods. These conditions could lead to financial losses in our investments and a decrease in our revenues, net income, and assets. Our investments also may be affected by current and future market conditions. Significant changes in the capital markets could have an effect on the valuations of private companies and on the potential for liquidity events involving such companies. This could affect the amount and timing of gains or losses realized on our investments.

Investing in private companies involves a high degree of risk.

Our assets include an investment in a private company, a 1.6% equity interest in Alacra Corporation. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. Because of the speculative nature and the lack of a public market for this investment, there is significantly greater risk of loss than is the case with traditional investment securities. We expect that some of our investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. During the year ended December 31, 2005, we wrote off our investment in the private company China Nurse LLC. The amount of the loss was $50,000. We have in the past relied, and we continue to rely to a large extent, upon proceeds from sales of investments rather than investment income or revenue generated from operating activities to defray a significant portion of our operating expenses.

The lack of liquidity in our investments may adversely affect our business.

A portion of our investments consist of securities acquired directly from the issuer in private transactions. Some of these investments are subject to restrictions on resale and/or otherwise are illiquid. While most of these investments are in publicly traded companies, the trading volume in such companies’ securities is low which reduces the liquidity of the investment. Additionally, many of such securities are not eligible for sale to the public without registration under the Securities Act of 1933, which could prevent or delay any sale by us of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of our investments, the proceeds of such liquidation may be significantly less than the value at which we acquired those investments.

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

Our current real estate holdings are concentrated in Heber Springs, Arkansas and Springfield, Tennessee. Adverse circumstances affecting these areas generally could adversely affect our business.

A significant proportion of our real estate investments are in Heber Springs, Arkansas and Springfield, Tennessee and are affected by the economic cycles and risks inherent to those regions. Like other real estate markets, the real estate markets in these areas have experienced economic downturns in the past, and we cannot predict how the current economic conditions will impact these markets in both the short and long term. Further declines in the economy or a decline in the real estate markets in these areas could hurt our financial performance and the value of our properties. The factors affecting economic conditions in these regions include: business layoffs or downsizing; industry slowdowns; relocations of businesses; changing demographics; and any oversupply of or reduced demand for real estate.

RISKS RELATED TO OUR CAR WASH BUSINESS

If a competing car wash facility is opened within the service area of one of our express car wash sites our car wash business may lose revenue.

Our indirect wholly owned subsidiary Automotive Services Group, LLC (“ASG”) is in the business of operating express car wash facilities. ASG’s first express car wash site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006. ASG chooses locations for its express car wash sites based on the locations’ high visibility and proximity to high automobile traffic. Competitors may develop facilities offering similar services within the service area of ASG’s express car wash facilities, which could cause ASG’s car wash facilities to lose revenue. ASG will attempt to mitigate this risk during site due diligence, conducting discussions with local permitting and zoning personnel to determine if competing facilities have been planned or requested within the relevant service area. However, such due diligence, no matter how extensive, may not always reveal any planned competing businesses in a particular service area. In addition, a competing car wash site may be developed after ASG begins operating a car wash in a particular service area. If competing facilities are developed in the same service area as one or more of ASG’s express car wash sites, it could cause ASG to lose a significant amount of revenue and may require ASG to close one or more express car wash sites.

Adverse weather conditions may cause ASG’s express car was sites to lose revenue.

Automobile owners generally do not wash their vehicles during extreme weather conditions. During rainy periods automobile owners do not generally wash their vehicles because rain and mud causes the vehicles to quickly become dirty again. During periods of severe drought automobile owners may not desire to wash their vehicles because they do not want to endure extreme outdoor temperatures. Further during severe drought conditions local governments tend to impose restrictions on when and in what amounts residents can use water. Any such adverse weather conditions may cause unpredictable business cycles for ASG and may cause ASG’s express car wash sites to lose a significant amount of revenue.

RISKS RELATED TO OUR COMMON STOCK

Our historic stock price has been volatile and the future market price for our common stock may continue to be volatile. Further, the limited market for our shares will make our price more volatile. This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Over the past two fiscal years and the subsequent interim quarterly periods, the market price for our common stock has ranged from $0.30 to $7.33 (as adjusted to reflect a 3:1 forward stock split effective April 5, 2005). Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Our common stock is currently listed on the American Stock Exchange (“AMEX”). As of March 27, 2006, the average daily trading volume of our common stock over the past three months was approximately 11,589 shares. The last reported sales price for our common stock on March 27, 2006, was $3.09 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

If we fail to meet continued listing standards of AMEX, our common stock may be delisted which would have a material adverse effect on the price of our common stock.

Our common stock is currently traded on AMEX under the symbol “PST”. In order for our securities to be eligible for continued listing on AMEX, we must remain in compliance with certain listing standards. On June 24, 2004, we received a letter from AMEX inquiring as to our ability to remain listed. Specifically, AMEX indicated that our common stock was subject to delisting under sections 1003(a)(i) and 1003(a)(ii) of AMEX’s Company Guide because our stockholders’ equity was below the level required by AMEX’s continued listing standards. Our stockholders’ equity fell below the required standard due to years of continued losses. On September 15, 2004, AMEX notified us that it had accepted our proposed plan to comply with AMEX’s continued listing standards. Significant events which increased our stockholders’ equity in excess of AMEX’s continued listing standards were the completion of an approximately $4 million equity financing combined with the acquisition of Surgicount Medical, Inc. which was done primarily through the issuance of common stock. AMEX will normally consider suspending dealings in, or removing from the listing of, securities of a company under Section 1003(a)(i) for a company that has stockholders' equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; or under Section 1003(a)(ii) for a company that has stockholders' equity of less than $4,000,000 if such company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years. As of June 30, 2005, our second consecutive quarter in which our stockholders’ equity was in excess of $4,000,000, we believe we have re-gained compliance with AMEX’s continued listing requirements. As of December 31, 2005 our stockholders’ equity was still in excess of that required under Section 1003(a)(ii) of AMEX’s Company Guide. If we were to again become noncompliant with AMEX’s continued listing requirements, our common stock may be delisted which would have a material adverse affect on the price and liquidity of our common stock.

If we are delisted from AMEX, our common stock may be subject to the “penny stock” rules of the SEC, which would make transactions in our common stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 1800 Century Park East, Ste. 200, Los Angeles, California 90067, where we occupy our office space with AGB & Company IM. We are responsible for paying approximately 25% of the lease expense associated with our headquarters, which amounts to approximately $8,100 per month. Our office space is currently approximately 12,000 square feet.

Our indirect wholly owned subsidiary, ASG owns property in Birmingham, Alabama. At December 31, 2005, the property was under development to build ASG’s first automated car wash site. Development was completed in March 2006 and ASG held its grand opening on March 8, 2006. The fair value of this property, as carried in our financial statements, is approximately $1.1 million.

In addition, we also have several real estate investments in our wholly-owned subsidiary Ault Glazer Bodnar Capital Properties, LLC. These investments range in fair value, as carried in our financial statements, from $50,000 to $250,000 and are comprised of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, 0.61 acres of undeveloped land in Springfield, Tennessee, and various loans secured by real estate in Heber Springs, Arkansas. Based upon the number of real estate investments, and related fair values, management does not currently believe that the Company’s real estate holdings represent a material risk to the Company.

Item 3. Legal Proceedings.

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against us, Sunshine Wireless, LLC (“Sunshine”), and four other defendants affiliated with Winstar Communications, Inc. in the Superior Court of the State of California for the county of Los Angeles, Central District. The plaintiffs are attempting to collect a federal default judgment of $5,014,000 entered against Winstar Global Media, Inc. (“WGM”), by attempting to enforce the judgment against us and the other defendants, none of whom are judgment debtors. Further, the plaintiffs are attempting to enforce their default judgment against us when their initial lawsuit against us was dismissed on the merits. The Court had previously granted our motion to dismiss the Complaint, but granted plaintiffs leave to amend their Complaint. On March 13, 2006, plaintiffs filed their Amended Complaint asserting similar claims. Our response to the Amended Complaint is due April 26, 2006. An unfavorable outcome in the lawsuit may have a material adverse effect on our business, financial condition and results of operations. We believe the lawsuit is without merit and we intend to vigorously defend against the lawsuit.

On February 3, 2006, WGM filed a lawsuit against us in the United States District Court, Southern District of New York. The WGM lawsuit attempts to collect upon the $1,000,000 note between the Company and Winstar Communications, Inc. (“Winstar”). As part of the purchase price paid by us on August 28, 2001 for an investment in Excelsior Radio Networks, Inc., we issued a $1,000,000 note to Winstar. This note was due February 28, 2002 with interest at 3.54% but in accordance with the terms of the purchase the Company has a right of offset against certain representations and warranties made by Winstar and we believe the amount of the offsets exceed the amount of the note. On March 23, 2006, the Company filed its Answer and raised its affirmative defenses and asserted its offsets. The Court recently held a scheduling conference, and the case is now in the discovery phase. We intend to vigorously defend against the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders.

The following proposals were submitted to shareholders at our annual meeting of stockholders held November 17, 2005 and were approved by a majority of the shares present at the meeting.

1. To elect two Class II Directors, Alice M. Campbell and Herbert Langsam, to hold office for a three-year term expiring in 2008, or until their successors have been duly elected and qualified or until their earlier death, resignation or removal, in accordance with the Company’s bylaws, as amended. This proposal was approved. Results of the voting were as follows:

	No. of Shares
	Shares For	Shares Withheld	Broker non-votes

Common Stock	4,509,885	24,984	N/A
Preferred Stock	10,750	0	N/A

Common Stock and Preferred Stock	4,520,635	24,984

2. To ratify the appointment by the Board of Directors of Rothstein, Kass & Company, P.C. to serve as independent auditors for the fiscal year ended December 31, 2005. This proposal was approved. Results of the voting were as follows:

	No. of Shares
	Shares For	Against	Abstain	Broker non-votes

Common Stock	4,527,123	5,589	2,157	0
Preferred Stock	10,750	0	0	0

Common Stock and Preferred Stock	4,537,873	5,589	2,157	0

3. To authorize and approve the Company’s Amended and Restated Stock Option and Restricted Stock Plan. This proposal was approved. Results of the voting were as follows:

	No. of Shares
	Shares For	Against	Abstain	Broker non-votes

Common Stock	3,047,682	51,362	2,692	1,433,133
Preferred Stock	10,750	0	0	0

Common Stock and Preferred Stock	3,058,432	51,362	2,692	1,433,133

  4. To ratify certain consulting agreements pursuant to which the Company agreed to issue shares of the Company’s common stock and warrants. This proposal was approved. Results of the voting were as follows:

	No. of Shares
	Shares For	Against	Abstain	Broker non-votes

Common Stock	3,053,772	45,527	2,437	1,433,133
Preferred Stock	10,750	0	0	0

Common Stock and Preferred Stock	3,064,522	45,527	2,437	1,433,133

No other matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Transfer Agent

Mellon Investor Services, 480 Washington Boulevard, 29th Floor, Jersey City, New Jersey (Telephone (800) 522-6645) serves as transfer agent for the Company’s common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

Market Prices

The Company’s common stock is traded on the American Stock Exchange under the symbol “PST.” The following table sets forth the range of the high and low selling price of the Company’s common stock during each quarter of the last two fiscal years, as reported by the American Stock Exchange.

	Fiscal 2006		Fiscal 2005				Fiscal 2004
Fiscal Quarter	High	Low	High		Low		High	Low

First Quarter Ended March 31	$4.70	$2.27	$7.33	*	$4.18	*	$0.51*	$0.35*
Second Quarter Ended June 30	---	---	$6.23		$3.20		$2.97*	$0.30*
Third Quarter Ended September 30	---	---	$3.90		$2.90		$4.92*	$1.07*
Fourth Quarter Ended December 31	---	---	$4.64		$3.21		$4.25*	$3.07*
* Prices adjusted to reflect a 3:1 forward stock split effective April 5, 2005.

Dividends

The Company paid $19,163, $76,650, and $76,652 in dividends to preferred stockholders during 2005, 2004 and 2003, respectively, and has not paid any dividends to common stockholders during the past three years. Dividends to preferred stockholders are cumulative and paid at the rate of 7% a year. We currently have no intention of paying dividends on our common stock.

Stockholders

As of March 26, 2006, there were approximately 638 registered shareholders of record of the Company’s common stock. The Company has 25,000,000 shares of common stock authorized, of which 6,995,276 are issued and 5,820,401 shares are outstanding at March 26, 2006. The Company has 1,000,000 shares of convertible preferred stock authorized, of which 10,950 were issued and outstanding at March 26, 2006.

Recent Sales of Unregistered Securities

The Company sold the following equity securities during the fiscal year ended December 31, 2005 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

On February 25, 2005, the Company purchased all of the issued and outstanding capital stock of Surgicount Medical, Inc. in exchange for $340,000 in cash and 600,000 shares (post 3:1 forward split effective April 5, 2005) of common stock. issued equally to Brian Stewart and Dr. William Stewart, the former owners of Surgicount Medical, Inc. In addition, in the event that prior to the fifth anniversary of the closing of the acquisition the cumulative gross revenues of Surgicount exceed $500,000, Brian Stewart and Dr. William Stewart are entitled to receive an additional 50,000 shares of common stock (for a total of 650,000 shares of common stock). In the event that prior to the fifth anniversary of the closing of the acquisition the cumulative gross revenues of Surgicount exceed $1,000,000, Brian Stewart and Dr. William Stewart will be entitled to receive an additional 50,000 shares of common stock (for a total of 700,000 shares of common stock). The assets acquired in connection with the Surgicount acquisition consist primarily of intellectual property rights, including one U.S. patent and one European patent, relating to Surgicount's Safety-Sponge™ System. The foregoing issuances were made in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On April 5, 2005, we entered into a consulting agreement with Health West Marketing Incorporated, a California corporation (“Health West”), pursuant to which Health West agreed to help the Company establish a comprehensive manufacturing and distribution strategy for its Safety-Sponge™ System worldwide. As consideration for Health West's services, the Company issued Health West 42,017 shares of the Company's common stock, as follows: (a) 10,505 shares were issued upon signing the agreement; (b) the Company issued Health West 15,756 shares in December 2005 when Health West helped the Company structure a comprehensive manufacturing agreement with A Plus Manufacturing; and (c) the Company will issue Health West an additional 15,756 shares when Health West helps the Company develop a regional distribution network to integrate the Safety-Sponge(TM) System into the existing acute care supply chain. As incentive for entering into the agreement, the Company issued Health West a callable warrant to purchase 150,000 (post 3:1 forward stock split) shares of the Company's common stock at an exercise price of $5.95, exercisable for 5 years. In addition, the Company agreed to issue a callable warrant to purchase 25,000 (post 3:1 forward stock split) shares of the Company's common stock at an exercise price of $5.95, exercisable upon meeting specified milestones. These securities will be issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On April 22, 2005, the Company sold 20,000 shares of common stock and warrants to purchase an additional 20,000 shares of common stock to James Colen. The warrants are exercisable for a period of five years, have an exercise price equal to $6.05, and 50% of the warrants are callable. In the event the closing sale price of the Company's common stock equals or exceeds $7.50 for at least five consecutive trading days, the Company, upon 30 days prior written notice, may call the callable warrants at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to such warrants. Notwithstanding, such notice, the warrant holder may exercise the callable warrant prior to the end of the 30-day notice period. The Company received gross proceeds of $100,000 from the sale of stock and warrants. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.
No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On April 28, 2005, the Company purchased 0.61 acres of vacant land in Springfield, Tennessee from two trusts related to Melanie Glazer, Manager of the Company’s subsidiary Franklin Capital Properties, LLC (n/k/a Ault Glazer Bodnar Capital Properties, LLC). The purchase price consisted of approximately $90,000 in cash, 20,444 shares of common stock and 10,221 warrants to purchase common stock at an exercise price of $4.53 and a 5 year contractual life. The common stock and warrants in this transaction were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On May 12, 2005, the Company purchased certain assets from Philip Gatch, the Company’s former Chief Technology Officer, for use in a production and post-production media content facility. As consideration for the assets the Company issued Mr. Gatch: (1) 17,241 shares of common stock; and (2) warrants to purchase 8,621 shares of common stock with a five-year term and an exercise price of $5.80 per share. The Company subsequently contributed the assets purchased from Mr. Gatch to Cinapse Digital Media, LLC of which the Company held a 50% ownership interest. On October 14, 2005, the Company sold its 50% interest in Cinapse Digital Media, LLC in exchange for the cancellation of the 17,241 shares of common stock and the warrants to purchase 8,621 shares of common stock issued in the asset purchase. The common stock and warrants in the asset purchase were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On July 19, 2005, the Company sold 38,000 shares of common stock to an unaffiliated accredited investor in exchange for 12,000 shares of common stock of Tuxis Corporation valued at approximately $102,000. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On October 25, 2005, the Company sold 16,666 shares of common stock to Jay Rifkin, present Chief Executive Officer of the Company’s portfolio company Digicorp, at a price of $3.00 per share, resulting in gross proceeds of $50,000. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On November 3, 2005, the Company sold 28,653 shares of common stock to Herbert Langsam, one of the Company’s current directors, at a price of $3.49 per share, resulting in gross proceeds of $100,000. These securities were sold pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Item 6. Selected Financial Data.

The following selected financial data for the fiscal year ended December 31, 2005, 2004, 2003, 2002 and 2001 are derived from our financial statements which have been audited by Ernst & Young, LLP (December 31, 2001 through December 31, 2003) and Rothstein Kass (December 31, 2004 and 2005), our independent registered public accounting firms.  The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

BALANCE SHEET DATA
as of December 31,	2005	2004	2003	2002	2001

Total assets	$16,033,865	$6,934,243	$3,258,032	$4,632,338	$4,098,866

Liabilities	$6,659,923	$3,367,974	$1,233,894	$1,364,798	$1,177,121

Net assets	$9,120,950	$3,566,269	$2,024,138	$3,267,540	$2,921,745

Shares outstanding	5,672,445	4,670,703	3,060,300	3,148,800	3,224,100

OPERATING DATA
for the year ended December 31,	2005	2004	2003	2002	2001

Revenues from related parties	$562,374	$-	$180,000	$450,000	$120,000
Interest, dividend income and other, net	$42,476	$11,056	$3,159	$5,081	$72,697

Operating expenses	$8,493,493	$2,923,983	$1,236,623	$1,950,049	$1,567,394

Realized gains on investments, net	$2,014,369	$1,591,156	$430,883	$237,327	$522,131

Unrealized gains (losses) on marketable securities, net	$32,335	$(1,054,702)	$(475,605)	$1,663,304	$(1,553,756)

Net gain (loss) attributable to common shareholders	$(5,983,223)	$(2,485,407)	$(1,217,741)	$255,110	$(2,533,460)

Basic and diluted net income (loss) per common share	$(1.11)	$(0.75)	$(0.39)	$0.08	$(0.78)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under “Item 1A. Risk Factors” and elsewhere in this report on Form 10-K.

The following “Overview” section is a brief summary of the significant issues addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of the MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with Item 6. Selected Financial Data and Item 8. Financial Statements and Supplementary Data appearing elsewhere in this Form 10-K.

Overview

Until March 31, 2005, Patient Safety Technologies, Inc., a Delaware corporation (referred to herein as the “Company,” “we,” “us,” and“our”), elected to be a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission. At December 31, 2005, 37.9% of our assets on a consolidated basis with subsidiaries were comprised of “investment securities” within the meaning of the 1940 Act which could require us to re-register as an investment company under the 1940 Act. A company may be deemed to be an investment company if it owns “investment securities” with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or safe harbor applies. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, building and operating companies in the patient safety medical products industry. Registration under the 1940 Act would also subject us to increased regulatory and compliance costs, and other restrictions on the way we operate and would change the accounting for our assets under GAAP.

We intend to operate as a holding company with a primary focus on the acquisition of controlling interests in companies and research and development of products and services focused on the health care and medical products field, particularly the patient safety markets. In the past we also focused on the financial services and real estate industries. On October 2005 our Board of Directors authorized us to evaluate alternative strategies for the divesture of our non-healthcare assets. As an extension on our prior focus on real estate, in March 2006 we acquired the remaining 50% equity interest in ASG and upon doing so we entered the business of developing properties for the operation of automated express car wash sites. However, on March 29, 2006, our Board of Directors determined to focus our business exclusively on the patient safety medical products field. The Board of Directors is continuing to evaluate available alternatives to determine the most beneficial method to divest ASG and our other real estate assets.

SurgiCount Medical, Inc., developer of the Safety-SpongeTM System, Patient Safety Consulting Group, LLC, a healthcare consulting services company, Ault Glazer Bodnar Merchant Capital, Inc., a holding company for our non-patient safety related assets, Ault Glazer Bodnar Capital Properties, LLC, a real estate development and management company, and ASG, a company formed to develop properties for the operation of automated car wash sites, are wholly-owned operating subsidiaries, which were either acquired or created to enhance our ability to focus our efforts in each targeted industry. We are in the process of changing the name of Ault Glazer Bodnar Merchant Capital, Inc. to Automotive Services Group, Inc. to reflect its sole focus of developing and operating automated car wash sites. The non-patient safety related assets that we previously planned to transfer to Ault Glazer Bodnar Merchant Capital will remain with the parent holding company until such time as they have been divested. Currently, we are evaluating ways in which to monetize these non-core assets. However, the divesture of any assets will be dependent on a number of factors including: (1) lack of a liquid market to dispose of such assets; (2) potential adverse tax effects from a disposition; or (3) our Board of Directors and management may change their decision to dispose of certain of the assets.

Our principal executive offices are located at 1800 Century Park East, Suite 200, Los Angeles, California 90067. Our telephone number is (310) 895-7750. Our website is located at http://www.patientsafetytechnologies.com.

Critical accounting policies and estimates

The below discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments. Our most critical accounting policy relates to the valuation of our investments in non-marketable equity securities.

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

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a portfolio company is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If a portfolio company obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. We recognized $50,000 in impairments during year ended December 31, 2005 and no impairments during the year ended December 31, 2004.

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

Accounting Developments

In December 2004, Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123, "Accounting for Stock Based Compensation" and supercedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. We elected early adoption of SFAS No. 123(R) as of January 1, 2005.

See Note 2 to the consolidated financial statements for a discussion of recent accounting pronouncements.

Financial Condition, Liquidity and Capital Resources

Our cash and marketable securities were $1,003,173 at December 31, 2005, versus $4,334,123 at December 31, 2004. Total current liabilities were $3,953,040 at December 31, 2005, versus $3,367,974 at December 31, 2004. Included in current liabilities at December 31, 2005 and December 31, 2004 is a note payable, and accrued interest on such note, payable to Winstar Communications, Inc. (“Winstar”) in the amount of $938,573 and $1,004,962, respectively. As discussed in Note 9 in the notes to the accompanying consolidated financial statements filed with this Form 10-K, the due date on the note payable to Winstar was February 28, 2002. However, as a result of the lawsuits filed against us by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. the due date of the note is extended until the lawsuit discussed in Note 17 is settled. The note payable has a right of offset against certain representations and warranties made by Winstar and we believe the amount of the offsets exceed the amount of the note payable. It is our contention that the initial lawsuit filed on October 15, 2001, impaired our ability to raise capital. This inability to raise capital ultimately resulted in the premature liquidation of our investment in Excelsior Radio Networks, Inc. (“Excelsior”) at a price that was significantly less than what we would have realized had we been able to hold our investment until its subsequent sale to an unrelated third party. Winstar does not agree with this belief and on February 3, 2006 Winstar Global Media, Inc. (“WGM”) filed a lawsuit claiming that we were in default under the terms of the note. Accordingly, the only offsets against the principal balance of the note reflected in the accompanying financial statements relate to legal fees attributed to our defense of the lawsuits filed against us. As of December 31, 2005, we had incurred approximately $203,446 in legal fees attributed to our defense of lawsuits filed by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. and the representations and warranties made by Winstar Radio Networks, Inc. These fees have been offset against the note with the remaining principal balance of $796,554 reflected as a note payable on the accompanying balance sheet.

At December 31, 2005 and December 31, 2004, we had $79,373 and $846,404, respectively, in cash and cash equivalents. During 2005 our Board authorized us to invest our cash balances in the public equity and debt markets as appropriate to maximize the short-term return on such assets. Such investments are typically short-term and focus on mispriced domestic public equities and instruments. In the past short selling was a component of the strategy and these trades typically ranged, in any particular month, from 0% to 20% of the total trading activity. The making of such investments entails risks related to the loss of investment and price volatility. Such investments entail risks including the loss of investment and price volatility. We have not engaged in the practice of short selling since the quarter ended September 30, 2005, and do not expect short selling to become a significant component of our strategy in the future.

In August 2005, we entered into an agreement with the financial institution IXIS Derivatives Inc. to borrow against securities. The agreement, which extended for 53 weeks, was subject to a premium of up to 6% of the amount of the borrowings which is amortized on a straight line basis over the term of the agreement. To the extent the agreement was terminated early, we did not incur a premium for the amount of time that the agreement was terminated. The agreement also provided that in addition to the securities held by the financial institution, we pledge a total of 25% of the value of the securities in cash. The pledged cash is reduced daily by the amount of the earned premium and protects the financial institution from decreases in the market value of the securities. Any decrease in the market value of the pledged securities in excess of 5% over the securities notional value would require us to fund additional monies, such that 25% of the initial borrowing, as adjusted by the earned premium, was covered. If we failed to fund additional monies the financial institution had the right to liquidate the pledged securities. In the event the proceeds from liquidation are insufficient to cover the amount of the borrowings, the financial institution’s sole recourse was against the pledged cash. At December 31, 2005, we had terminated our agreement with the financial institution. During January 2006, we entered into a new agreement with the financial institution to borrow against securities.

We had a working capital deficit of approximately $1,707,227 at December 31, 2005 and we continue to have recurring losses. In the past we have relied upon private placements of equity and debt securities and we may rely on private placements to fund our capital requirements in the future. We have received shareholder approval to sell equity and/or debt securities of the Company up to $10 million in any calendar year to our former Chairman and Chief Executive Officer, Milton “Todd” Ault, III, to the Company’s President and Secretary, Lynne Silverstein, to our current Chairman and Chief Executive Officer and the Chief Health and Science Officer of our subsidiary Patient Safety Consulting Group, LLC, Louis Glazer, and to the Manager of our subsidiary Ault Glazer Bodnar Capital Properties, LLC and Mr. Glazer’s spouse, Melanie Glazer. If we proposed to sell more than $10 million of securities in a calendar year to such persons additional shareholder approval would be required. We do not currently anticipate selling equity or debt securities to these persons and, in the event we elected to pursue such an investment, we cannot guarantee that such persons would be willing to further invest in the Company. We have, however, received funding from Ault Glazer Bodnar Acquisition Fund, LLC ("AGB Acquisition Fund"). Ault Glazer Bodnar & Company Investment Management, LLC (“AGB & Company IM”) is the managing member of AGB Acquisition Fund. The managing member of AGB & Company IM is Ault Glazer Bodnar & Company, Inc. (“AGB & Company”). The Company’s former Chairman and Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of AGB & Company.

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

As of December 31, 2005, AGB Acquisition Fund had loaned an aggregate of approximately $1,117,000 to ASG. The loans were advanced to ASG pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "ASG Note"). The ASG Note bears interest at the rate of 3% above the Prime Rate as published in the Wall Street Journal (7.25% at December 31, 2005). All unpaid principal, interest and charges under the ASG Note are due in full on July 31, 2010. The ASG Note is collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and AGB Acquisition Fund.

From January 11, 2006 through March 6, 2006 AGB Acquisition Fund loaned us a total $442,750, of which $340,750 was repaid on February 8, 2006. As consideration for the outstanding balance of $102,000, we issued AGB Acquisition Fund secured promissory notes in the principal amount of $102,000 (the “Notes”), and entered into a security agreement granting AGB Acquisition Fund a security interest our personal property and fixtures, inventory, products and proceeds as security for our obligations under the Notes. The Notes accrue interest at the rate of 7% per annum, which together with principal are due to be repaid sixty days from the dates the notes were issued and will begin to expire on April 24, 2006. At our option, payments of principal and interest may be paid by exchange of any securities owned by us valued on the day before the maturity date of the Note.

On February 8, 2006, AGB Acquisition Fund loaned $686,945 to ASG. As consideration for the loan, ASG issued AGB Acquisition Fund a secured promissory note in the principal amount of $686,945 (the “Note”) and granted a real estate mortgage in favor of AGB Acquisition Fund relating to certain real property located in Jefferson County, Alabama (the “Property”). The Note bears interest at the rate of 10% per annum and is due on April 10, 2006, or within 30 days thereafter. AGB Acquisition Fund received warrants to purchase 20,608 shares of our common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. We allocated approximately $44,000 as the estimated value of the warrants. As security for the performance of ASG’s obligations pursuant to the Note, ASG granted AGB Acquisition Fund a security interest in all personal property and fixtures located at the Property.

On March 7, 2006 we entered into a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) with AGB Acquisition Fund. The Revolving Line of Credit allows us to request advances of up to $500,000 from AGB Acquisition Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six month periods upon mutual agreement of the parties. Each advance under the Revolving Line of Credit will be evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit must be repaid with interest at the Prime Rate plus 1% within 60 days from issuance and will be convertible into shares of our common stock at the option of AGB Acquisition Fund at a price of $3.10 per share. Our obligations pursuant to such secured promissory notes will be secured by our assets, personal property and fixtures, inventory, products and proceeds therefrom.

Management is currently seeking additional financing and believes that it will be successful. However, in the event management is not successful in obtaining additional financing, existing cash resources, together with proceeds from investments and anticipated revenues from operations, may not be adequate to fund our operations for the twelve months subsequent to December 31, 2005. However, ultimately long-term liquidity is dependent on our ability to attain future profitable operations. We intend to undertake additional debt or equity financings to better enable us to grow and meet future operating and capital requirements.

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

On April 22, 2005, we sold 20,000 shares of common stock and warrants to purchase an additional 20,000 shares of common stock to James Colen. The warrants are exercisable for a period of five years, have an exercise price equal to $6.05, and 50% of the warrants are callable. In the event the closing sale price our common stock equals or exceeds $7.50 for at least five consecutive trading days, we, upon 30 days prior written notice, may call the callable warrants at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to such warrants. Notwithstanding, such notice, the warrant holder may exercise the callable warrant prior to the end of the 30-day notice period. We received gross proceeds of $100,000 from the sale of stock and warrants.

On October 25, 2005, the Company sold 16,666 shares of common stock to Jay Rifkin, present Chief Executive Officer of the Company’s portfolio company Digicorp, at a price of $3.00 per share, resulting in gross proceeds of $50,000. On November 3, 2005, the Company sold 28,653 shares of common stock to Herbert Langsam, one of the Company’s current directors, at a price of $3.49 per share, resulting in gross proceeds of $100,000. We used the net proceeds from the private placement transaction primarily for general corporate purposes

As of December 31, 2005, other than our office lease, we had no commitments not reflected in our consolidated financial statements. As in prior acquisitions, we intend to use a combination of common stock and warrants as the primary means to acquire companies. Accordingly, our need to raise significant amounts of cash for acquisitions can be minimized, provided the companies we acquire are willing to accept non-cash forms of consideration.

Cash and cash equivalents decreased by $767,031 to $79,373 for the year ended December 31, 2005, compared to an increase of $622,179 for the year ended December 31, 2004.

Operating activities used $1,719,252 of cash for the year ended December 31, 2005, compared to using $2,456,061 for the year ended December 31, 2004.

Operating activities for the year ended December 31, 2005, exclusive of changes in operating assets and liabilities, used $3,900,292 of cash, as the Company's net cash used in operating activities of $1,719,252 included non-cash charges for depreciation and amortization of $285,728, realized gains of $2,014,369, unrealized gains of $32,335 and stock based compensation of $4,504,286. For the year ended December 31, 2004, operating activities, exclusive of changes in operating assets and liabilities, used $2,939,254 of cash, as the Company's net cash used in operating activities of $2,456,061 included non-cash charges for depreciation and amortization of $863, realized gains of $1,591,156, unrealized losses of $1,054,702 and stock based compensation of $5,094.

Changes in operating assets and liabilities produced cash of $2,181,040 for the year ended December 31, 2005, principally due to net proceeds received from marketable securities, and increases in the level of accounts payable and accrued liabilities and amounts due to broker which were partially offset by increases in accounts receivable. The amount due to our broker is directly attributable to purchases of marketable investment securities that were purchased on margin or to securities that were margined subsequent to their purchase. During the year ended December 31, 2005, the Company invested its cash balances in the public equity and debt markets in an attempt to maximize the short-term return on such assets. The amount due to our broker varied throughout the year depending upon the aggregate amount of marketable investment securities held by us. The actual amount of marketable investment securities held was influenced by several factors, including but not limited to, our expectations of potential returns available from what we considered to be mispriced securities as well as the cash needs of our operating activities. During times when we were heavily invested in marketable investment securities our liquidity position was significantly reduced. To the extent we have a need for an excess cash balance to meet our financial obligations the amount of securities purchased on margin will either decrease or disappear altogether. However, if we are in a position where we have excess cash with no immediate need for liquidity, and we believe opportunities exist to maximize the short-term return on such assets then we may purchase marketable securities on margin. For the year ended December 31, 2004, changes in operating assets and liabilities produced cash of $483,193 primarily due to an increase in the level of accounts payable and accrued expenses and amounts due broker where were partially offset by increases in accounts receivable.

The principal factor in the $793,586 of cash used in investing activities in the year ended December 31, 2005 was due to our investments in ASG and Surgicount in the total amount of $732,398, an investment in our first automated car wash site by our subsidiary, ASG, in the amount of $603,865, and other long-term investments of $603,173. These investments were offset by proceeds received from the sale of long-term investments, primarily from our stock appreciation rights in our holding in Excelsior for $847,072 and repayment on loans secured by real estate of $350,465. The principal factor in the $788,518 of cash used in investing activities in the year ended December 31, 2004 was due to investments in Ault Glazer Bodnar Capital Properties of $738,518.

Cash provided by financing activities for the year ended December 31, 2005, of $1,745,807 resulted primarily from the proceeds from notes payable of $1,621,627 and the net proceeds from issuance of common stock of $250,000 and payment of preferred dividends of $19,163. Cash provided by financing activities for the year ended December 31, 2004, of $3,866,758 resulted primarily from the net proceeds from issuance of common stock of $3,924,786 and payment of preferred dividends of $76,650. Additionally, during the years ended December 31, 2005 and 2004 the note payable was offset by certain payments made allowed for in the note payable.

Investments

Our financial condition is partially dependent on the success of our investments. Short selling has been a component of the Company’s investment strategy in the past and these trades have ranged, in any particular month, from 0% to 20% of total trading activity. The making of such investments entails significant risk that the price of a security may increase resulting in the loss of or negative return on the investment. We have not engaged in the practice of short selling since the quarter ended September 30, 2005, and do not expect short selling to become a significant component of our strategy in the future. On March 29, 2006 our Board of Directors directed us to liquidate all of our investments and other assets that do not relate to the patient safety medical products business. Some of our investments are subject to restrictions on resale under federal securities laws and otherwise are illiquid, which will make it difficult to dispose of the securities quickly. Since we will be forced liquidate some or all of the investments on an accelerated timeline, the proceeds of such liquidation may be significantly less than the value at which we acquired the investments. The following is a discussion of our most significant investments at December 31, 2005.

A summary of our investment portfolio, which is valued at $6,560,731 and represents 40.9% of our total assets is reflected below. Excluding our real estate investments, our investment portfolio represents 37.9% of our total assets. The investment portfolio is comprised of marketable securities of $923,800 and long-term investments of $5,636,931. Our investments in marketable securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Our remaining investments are classified as long-term investments.

	December 31,	December 31,
	2005	2004
Alacra Corporation	$1,000,000	$1,000,000
Digicorp	3,025,398	532,435
IPEX, Inc.	1,243,550
Real Estate	481,033	738,518
China Nurse		50,000
Tuxis Corporation	746,580
U.S. Treasuries		2,016,406
Other	64,170	1,471,313
	$6,560,731	$5,808,672

Alacra Corporation

At December 31, 2005, we had an investment in Alacra Corporation (“Alacra”), valued at $1,000,000, which represents 6.2% of our total assets. On April 20, 2000, we purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Alacra has recorded revenue growth in every year since the Company’s original investment, further, 2005 revenues of approximately $16.5 million, were in excess of the prior year’s revenues by approximately 45%. At December 31, 2005, Alacra had total assets of approximately $3.5 million with total liabilities of approximately $6.0 million. Deferred revenue, which represents subscription revenues are amortized over the term of the contract, which is generally one year, and represented approximately $2.9 million of the total liabilities. The Company has the right to have the preferred stock redeemed by Alacra for face value plus accrued dividends beginning on December 31, 2006. In connection with this investment, the Company was granted observer rights on Alacra board of directors meetings.

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

We had stock appreciation rights on various sales transactions of Excelsior common stock to Sunshine Wireless, LLC (“Sunshine”) and Quince Associates, LP (“Quince”). During 2005 Excelsior was sold to Lincolnshire Management for approximately $60,000,000. When Excelsior was sold we became entitled to additional proceeds from these stock appreciation rights. During the year ended December 31, 2005 we recognized a gain of $1,747,072 as a result of the stock appreciation rights. Of this amount we received $847,072 in cash during the year ended December 31, 2005 and an additional cash payment of $900,000 during January 2006.

China Nurse, LLC

During the year ended December 31, 2005, we wrote off our investment in China Nurse LLC ("China Nurse"). The amount of the loss was $50,000. We made our initial investment in China Nurse on November 23, 2004, when we entered into a strategic relationship with China Nurse. In connection with this strategic relationship, we agreed to provide referrals and other assistance and we made a capital investment in cash of $50,000 in China Nurse. China Nurse is a developmental stage international nurse-recruiting firm based in New York that focuses on recruiting and training qualified nurses from China and Taiwan for job placement with hospitals and other health care facilities in the United States. China Nurse intends to create an opportunity for hospitals and other health care providers to efficiently recruit skilled professionals from China and Taiwan through its customized approach to matching the qualifications of the nurses with the specific needs of U.S. clients. The primary purpose for this strategic investment was in anticipation of leveraging the relationships that China Nurse developed during the ordinary course of its business for our patient safety products. During the year ended December 31, 2005, we determined that this investment was completely impaired since China Nurse was unable to secure additional interest both in the form of additional investment and from hospitals and health care facilities in the United States.

Digicorp

At December 31, 2005, we had an investment in Digicorp valued at $3,025,398, which represents 18.9% of our total assets. On December 29, 2004, we entered into a Common Stock Purchase Agreement with certain shareholders of Digicorp (the "Agreement"), to purchase an aggregate of 3,453,527 shares of Digicorp common stock. We purchased 2,229,527 of such shares on December 29, 2004 (2,128,740 shares at a price of $0.135 per share and 100,787 shares at a price of $0.145 per share). We were also required to purchase the remaining 1,224,000 shares from the selling shareholders at a price of $0.145 per share at such time that Digicorp registers the resale of the shares with the SEC. During December 2005 we amended the Agreement and an unrelated third party assumed the obligation to purchase 1,000,000 of the remaining 1,224,000 shares from the selling shareholders. Additionally, we extended loans of approximately $32,500 to the selling shareholders from our working capital. Such loans represented the amount of the remaining obligation to purchase 224,000 shares of Digicorp common stock and are secured by the 224,000 shares of Digicorp common stock presently held by such selling shareholders. Digicorp’s common stock is traded on the OTC Bulletin Board, which reported a closing price, at December 31, 2005, of $1.90. In connection with the Agreement, we were entitled to designate two members to the Board of Directors of Digicorp. Our first designee, Melanie Glazer, who is also manager of our subsidiary Ault Glazer Bodnar Capital Properties, LLC, was appointed on December 29, 2004. Milton “Todd” Ault, III, our former Chairman and Chief Executive Officer, was appointed Chief Executive Officer of Digicorp on April 26, 2005. On July 16, 2005, Alice M. Campbell, one of our directors, and Mr. Ault was appointed to the Board of Directors of Digicorp. On July 20, 2005, Lynne Silverstein, our President and Secretary, was appointed as a director of Digicorp, and William B. Horne, our Chief Financial Officer, was appointed as a director and as Chief Financial Officer of Digicorp. On September 30, 2005, Mr. Ault resigned from all positions with Digicorp and Mr. Horne was appointed as the interim Chief Executive Officer. On December 29, 2005, William B. Horne resigned as Chief Executive Officer and Lynne Silverstein and Melanie Glazer resigned as directors.

Since June 30, 1995, Digicorp was in the developmental stage and had no operations other than issuing shares of common stock for financing the preparation of financial statements and for preparing filings for the SEC. On May 18, 2005, Digicorp sold Bodnar Capital Management, LLC 2,941,176 shares of its common stock and warrants to purchase an additional 3,000,000 shares of its common stock with exercise prices ranging from $0.25 to $1.50 per share. Digicorp received gross proceeds of approximately $500,000 from the sale of stock and warrants to Bodnar Capital Management, LLC. As described above under “Financial Condition,” Bodnar Capital Management, LLC also is one of our principal stockholders. On October 27, 2005, Bodnar Capital Management, LLC canceled the warrants to purchase 3,000,000 shares of common stock in exchange for the issuance of a warrant to purchase 500,000 shares of Digicorp’s common stock with an exercise price of $0.01 per share.

On September 19, 2005, upon entering into an asset purchase agreement with Philip Gatch, who was appointed Digicorp’s Chief Technology Officer, Digicorp completed the initial transaction to transform itself from that of a development stage enterprise to a digital media and content delivery company. Digicorp issued Mr. Gatch 1,000,000 shares of its common stock as consideration for the assets purchased, which consisted of the iCodemedia suite of websites and internet properties and all related intellectual property (the “iCodemedia Assets”). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. Digicorp plans to use these websites and the related intellectual property to provide a suite of applications and services to enable content creators the ability to publish and deliver content to existing and next generation digital media devices, such as the Apple iPod and the Sony PSP, based upon the consumers’ expectation for broader and on-demand access to content and services.

On December 29, 2005, Digicorp acquired all of the issued and outstanding capital stock of Rebel Crew Films, Inc., a California corporation (“Rebel Crew Films”), in consideration for the issuance of 21,207,080 shares of Digicorp common stock (the “Purchase Price”) to the shareholders of Rebel Crew Films. From the Purchase Price, 4,000,000 shares are held in escrow pending satisfaction of certain performance milestones. In addition, from the Purchase Price, 16,666,667 shares are subject to lock up agreements as follows: (a) 3,333,333 shares are subject to lockup agreements for one year; (b) 6,666,667 shares are subject to lockup agreements for two years; and (c) 6,666,667 shares, of which the 4,000,000 escrowed shares are a component, are subject to lockup agreements for three years.

In connection with the acquisition of Rebel Crew Films, on December 29, 2005 Digicorp entered into a Securities Purchase Agreement with one of the shareholders of Rebel Crew Films, Rebel Holdings, LLC, pursuant to which Digicorp purchased a $556,306.53 principal amount loan receivable owed by Rebel Crew Films to Rebel Holdings, LLC in exchange for the issuance of a $556,306.53 principal amount secured convertible note to Rebel Holdings, LLC. The secured convertible note accrues simple interest at the rate of 4.5%, matures on December 29, 2010 and is secured by all of Digicorp’s assets now owned or hereafter acquired. The secured convertible note is convertible into 500,000 shares of Digicorp common stock at the rate of $1.112614 per share. Jay Rifkin, Digicorp’s Chief Executive Officer and one of its directors, is the sole managing member of Rebel Holdings, LLC.

Rebel Crew Films was founded in 2001 as a film licensing and distribution company of Latino home entertainment products. Rebel Crew Films currently maintains approximately 300 Spanish language films and serves the some of the nation’s largest wholesale, retail, catalog, and e-commerce accounts. Rebel Crew’s titles can be found at Wal-Mart, Best Buy, Blockbuster, K-Mart, and hundreds of independent video outlets across the United States and Canada. We believe that the acquisition will allow Digicorp to leverage Rebel Crew Films’ Latino content and industry relationships with the iCodemedia Assets to create a compelling digital media and content delivery company.

IPEX, Inc.

At December 31, 2005, we held 1,045,000 shares of common stock and warrants to purchase 225,000 shares of common stock at $1.50 per share and warrants to purchase 225,000 shares of common stock at $2.00 per share of IPEX, Inc. (“IPEX”), valued at $1,243,550, which represents 7.8% of our total assets. As described below the exercise price of these warrants was adjusted to $1.00 per share on March 21, 2006. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at December 31, 2005, of $2.38. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates a Voice over Internet Protocol ("VoIP") routing platform that directs telecommunication traffic. VoIP permits a user to send voice, fax and other information over the Internet, rather than through a regular telephone network system based on switches Pursuant to two separate asset purchase agreements entered into during 2005, in consideration for $6,000,000 of IPEX common stock and $275,000 cash, IPEX purchased certain intellectual property assets that may be used to enhance, compact, store, encrypt, stream and display digital image content over wireless networks and over the Internet and for image enhancement, compacting and content protection applications. On March 21, 2006 IPEX reported that it is in the process of transferring ownership of such assets to its subsidiary RGB Channel, Inc. On June 23, 2005, Alice M. Campbell, who is one of our directors, was appointed to the Board of Directors of IPEX. In addition, from May 26, 2005 until July 20, 2005, Milton “Todd” Ault, III, our former Chairman and Chief Executive Officer, served as interim Chief Executive Officer of IPEX and Mr. Ault has been a director of IPEX since May 26, 2005.

The Company’s initial investment into IPEX occurred On March 2, 2005 in the amount of $450,000. This investment was part of the private placement that IPEX completed on March 18, 2005. The total amount of IPEX’s private placement was for 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants for aggregate proceeds of $3,500,000, less issuance costs of $259,980, resulting in net realized proceeds of $3,240,020. The common stock, Series A and Series B Warrants were sold as Units, with each Unit consisting of two shares of common stock, one series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of common stock at $1.50 per share, exercisable for a period of five years. Each Series B Warrant entitles the holder to purchase one share of common stock at $2.00 per share, exercisable for a period of five years. Subsequent to the effectiveness of a registration statement covering the re-sale of shares underlying the warrants, the Series A and Series B Warrants are callable by IPEX, under certain circumstances, if IPEX's common stock trades at or above $2.00 and $2.50, respectively, for ten consecutive trading days. In such event IPEX must give us 30 days prior written notice of its intention to call the warrants after which it has the right to repurchase the warrants at a purchase price of $0.01 per share of common stock then purchasable pursuant to the warrants. During such 30 day notice period we would have the right to exercise the warrants. As of March 31, 2006 IPEX has not filed a registration statement covering the re-sale of the shares underlying the warrants and accordingly IPEX does not have a right to call them. On March 21, 2006 IPEX sold $800,000 principal amount of 10% secured convertible notes to four accredited investors in a private placement transaction. The 10% secured convertible notes are convertible into either IPEX common stock at a price of $1.00 per share or into common stock of IPEX’s subsidiary RGB Channel, Inc. at a conversion price equal to the lesser of (a) $0.50, or (b) the price at which, at any time while the 10% secured convertible notes are outstanding, RGB Channel, Inc. sells shares of its common stock or any other securities convertible into or exchangeable for RGB Channel, Inc. common stock. The sale by IPEX of the 10% secured convertible notes caused an adjustment to the exercise price of the Series A Warrants and the Series B Warrants to equal $1.00 per share and an increase in the number of shares of common stock purchasable under such Series A and B Warrants. Pursuant to such warrants that we own, we are now entitled to purchase a total of 787,500 shares of IPEX common stock at an exercise price of $1.00 per share.

As reflected in IPEX’s September 30, 2005 Form 10-Q, sales for the nine months ended September 30, 2005 rose to $8,346,775 as compared to sales of $4,387,882 from the prior year's nine months ended September 30, 2004. Due to prior working capital constraints IPEX could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the private placement completed in March 2005 allowed IPEX to extend credit to Tier 2 carriers under net 15 terms therefore increasing the number of overall customers.

Tuxis Corporation

At December 31, 2005, we held 108,200 shares of common stock of Tuxis Corporation (“Tuxis”) valued at $746,580, which represents 4.7% of our total assets. Tuxis, a real estate holding company, is a Maryland corporation currently registered under the 1940 Act as a closed-end management investment company. Tuxis previously received Board of Directors and shareholder approval to change the nature of its business so as to cease to be an investment company and on May 3, 2004, filed an application with the SEC to de-register as an investment company. Tuxis’ common stock is traded on the American Stock Exchange, which reported a closing price, at December 31, 2005, of $7.50. At September 30, 2005, Tuxis had reportable net assets of approximately $8.6 million. During the quarter ended March 31, 2006, we liquidated the majority of our shares of Tuxis common stock.

Ault Glazer Bodnar Capital Properties, LLC

At December 31, 2005, we had several real estate investments, valued at $481,033, which represents 3.0% of our total assets. We hold our real estate investments in Ault Glazer Bodnar Capital Properties, LLC (“AGB Properties”), a Delaware limited liability company and a wholly owned subsidiary. AGB Properties is in the process of liquidating its real estate holdings. AGB Properties’ primary focus was on the acquisition and management of income producing real estate holdings. AGB Properties real estate holdings consist of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, 0.61 acres of undeveloped land in Springfield, Tennessee, and various loans secured by real estate in Heber Springs, Arkansas. During the year ended December 31, 2005, we liquidated properties with a cost basis of approximately $113,000, which resulted in a gain of approximately $28,000. We expect that any future gain or loss recognized on the liquidation of some or all of our real estate holdings would be insignificant primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the real estate holdings are located.

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

Revenues

We recognized revenues of $562,374, $0, and $180,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Revenues for the year ended December 31, 2003 relate to management fees earned by us from Excelsior, a related party. The management agreement with Excelsior expired on December 31, 2003, thus, we have not recognized any revenues from this source during the years ended December 31, 2005 and 2004.

Although none of the revenues that we recognized during the year ended December 31, 2005 related to sales of our Safety-SpongeTM System we expect to begin recognizing revenues from the Safety-SpongeTM System during the three month period ending June 30, 2006 based in part upon the results of initial usage of the Safety-SpongeTM System in hospital operating rooms. We expect these revenues will initially have an insignificant impact on our results of operations, however, during the three month period ending December 31, 2006 we expect that revenues from our Safety-SpongeTM System will provide a material source of funds to cover a portion of our operating costs.

The revenue earned during the year ended December 31, 2005 was the result of a consulting agreement, consented to by IPEX, whereby Wolfgang Grabher, the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX, retained us to serve as a business consultant to IPEX. In consideration for the services, Mr. Grabher personally agreed to pay us either 500,000 shares of common stock of IPEX, or $1,500,000 in cash, as a non-refundable consulting fee. Whether the consulting fee was paid in the form of IPEX common stock or cash was the sole discretion of Mr. Grabher. Although the determination of whether we would receive IPEX common stock or cash was in the discretion of Mr. Grabher, we operated under the assumption that we would most likely receive 500,000 shares of IPEX common stock as payment for the services and in December 2005 did in fact receive the 500,000 shares. Mr. Grabher owned 18,855,900 shares of IPEX's 28,195,566 outstanding shares of common stock and in May 2005 granted Mr. Ault, our former Chairman and former Chief Executive Officer, an irrevocable voting proxy for his shares for a period of three years or earlier if independent counsel hired by IPEX clears Mr. Grabher of any wrongdoings in connection with IPEX’s operations, if Mr. Ault releases the proxy or if Mr. Grabher sells the subject shares. IPEX’s audit committee determined that the offering memorandum used in connection with IPEX’s March 18, 2005 private placement (described above under “Investments”) and in IPEX’s Form 8-K dated March 16, 2005 either misstated or omitted certain material information and Mr. Grabher is alleged to have been involved in drafting those documents. The irrevocable voting proxy was granted to Mr. Ault while he served as interim Chief Executive Officer and a director of IPEX in order to distance Mr. Grabher from control over IPEX amid allegations of wrongdoing. The irrevocable voting proxy was terminated by agreement between Messrs. Ault and Grabher during December 2005. On December 14, 2005 Mr. Grabher agreed to surrender 14,855,900 of the shares of IPEX common stock owned by him to IPEX to be retired and returned to treasury. Such shares represented 49.4% of IPEX’s outstanding shares of common stock at the time. At December 31, 2005, we held 7.8% of IPEX’s outstanding shares of common stock. On June 30, 2005, we agreed with IPEX as to the scope of such consulting services and the consideration for such services. We have provided and/or will provide if reasonably necessary within the 12 month period ending June 30, 2006, the following services to IPEX: (a) substantial review of IPEX's business and operations in order to facilitate an analysis of IPEX's strategic options regarding a turnaround of IPEX's business; (b) providing advice in the following areas: (i) identification of financing sources, (ii) providing capital introductions of financial institutions and/or strategic investors, (iii) evaluation and recommendation of candidates for appointment as officers, directors or employees, (iv) making our personnel available to IPEX to provide services to IPEX on a temporary or permanent basis, (v) evaluation and/or negotiation of merger or sale opportunities, or such other form of transaction or endeavor which IPEX may elect to pursue, and (vi) providing any other services as are mutually agreed upon in writing with Mr. Grabher from time to time; and (c) assisting IPEX in installing a new management team. Our former Chairman and former Chief Executive Officer, Mr. Ault, has been a director of IPEX since May 26, 2005 and Mr. Ault served as interim Chief Executive Officer of IPEX from May 26, 2005 until July 13, 2005. Darrell W. Grimsley, Jr., Chief Executive Officer of our indirect wholly owned subsidiary Automotive Services Group, LLC, served as a director of IPEX and a member of its Audit Committee from August 30, 2005 until January 30, 2006. Alice M. Campbell, a member of our Board of Directors and our audit and compensation committees, served as a director of IPEX and chairman of its audit committee from June 23, 2005 until January 30, 2006.

At December 31, 2005, we had performed a significant amount of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations (ii) advice in connection with IPEX’s purchase of certain intellectual property assets; (iii) the hiring by IPEX of a new Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development, none of which would be deemed related parties; and (iv) IPEX’s appointment of two new members to its Board of Directors. We have deferred approximately $103,875 of revenue relating to this consulting agreement which management expects will be substantially recognized during the three months ending March 31, 2006.

Expenses

Operating expenses were $8,493,493, 2,923,983, and $1,236,623 for the years ended December 31, 2005, December 31, 2004 and December 31, 2003, respectively.

The increase in operating expenses for the year ended December 31, 2005 when compared to December 31, 2004, was primarily the result of stock based compensation expenses, and to a lesser extent printing, stock exchange and transfer agent fees. Until October 22, 2004, the date our shareholders approved certain proposals relating to our restructuring plan to change from a business development company to an operating company, our principal activities involved the management of existing investments. As such, compensation expense was primarily the salaries of our Chief Executive Officer and to a lesser extent the Chief Financial Officer. Since the restructuring plan, we have aggressively focused on expanding into the health care and medical products field, particularly the patient safety markets, and up until October 2005, the financial services and real estate industries. A significant component of this strategy has resulted in the acquisition of assets. We have hired personnel in order to meet the increased needs of our current business focus which has resulted in increases in almost every expense category.

Printing, Amex stock exchange, and transfer agent fees for the year ended December 31, 2005 increased by $49,949, $62,033 and $54,846, respectively, over the year ended December 31, 2005. The increase is primarily attributable to work performed on our proxy statements, registration statements, annual report and related annual meeting of shareholders. All of these reports required a significant amount of additional time to prepare due to our change from a business development company to an operating company. Printing fees increased as a direct result of the greater number of printed documents, including business cards and stationary, as well as revisions to those documents. Amex stock exchange fees primarily increased as a result of a non-recurring fee associated with our 3 for 1 stock split.

Printing, Amex stock exchange, and transfer agent fees are a component of the $851,653 increase reflected in general and administrative expenses for the year ended December 31, 2005. An increase in travel related expenses of $239,639, sample product of $62,147, and a research grant to Brigham and Women’s Hospital of $107,628, also contributed to the overall increase in general and administrative expenses. Travel related expenses increased as a result of expenses incurred in identifying and reviewing investment opportunities and attendance at trade shows and conventions to promote our patient safety products. Travel related expenses also increased because of the need to visit prospective customers and demonstrate our Safety-SpongeTM System. These demonstrations created a need to order sample product for distribution at trade shows as well as to prospective customers.

On April 26, 2005 we entered into a clinical trial agreement with Brigham and Women's Hospital, the teaching affiliate of Harvard Medical School, relating to our Safety-SpongeTM System. The clinical trial is the result of an on-going collaboration between Harvard and us to refine the Safety-SpongeTM System in a clinical optimization study. Under terms of the agreement, Brigham and Women's Hospital will collect data on how the Safety-Sponge System saves time, reduces costs and increases patient safety in the operating room. The study will also continue to refine the system's technical processes in the operating room to provide clear guidance and instruction to hospitals, easily integrating the Safety-SpongeTM System into operating rooms. Brigham and Women's Hospital received a non-exclusive license to use the Safety-SpongeTM System, while we will own all technical innovations and other intellectual properties derived from the study. Unless the clinical trial agreement is terminated by either us or Brigham and Women’s Hospital, we will provide a research grant to Brigham and Women’s Hospital over the course of the clinical trial in the aggregate amount of $430,513 of which $107,628 was paid in 2005. We anticipate that the remaining amount of the research grant, of $322,885 will be paid during the nine months ended September 30, 2006. The remaining increase in general and administrative expenses is a direct result of an overall increase in business activity associated with being an operating company with increased personnel. These expenses, which are not significant individually, include but are not limited to office supplies, research material, postage, marketing and maintenance costs.

A majority of our operating expenses consist of employee compensation, which increased by $3,282,404. The most significant component of employee compensation is stock based compensation expense. For the year ended December 31, 2005, we recorded approximately $1,596,825 relating to grants of nonqualified stock options and $1,519,849 related to restricted stock awards to our employees and non-employee directors, all of which were expensed in accordance with SFAS 123(R). During the year ended December 31, 2004, our total stock based compensation expense, which was caused from the issuance of 26,250 options to members of our Board of Directors, was $5,094. Thus, the increase in expenses related to the issuance of stock options and restricted stock awards to our employees and non-employee directors amounted to $3,111,580. The remaining increase in employee compensation of $170,824 is attributed to an increase in salaries and benefits of $661,816, attributed to the increased number of employees, offset by the lack of severance payments. At December 31, 2005, we had 13 full time employees as opposed to 7 full time employees at December 31, 2004. Further, of our full time employees at December 31, 2004, 3 were hired during the three months ended December 31, 2004. Included in compensation expense for the year ended December 31, 2004, was a non-recurring severance package paid to Stephen L. Brown, our former Chairman and Chief Executive Officer, of $483,000.

At December 31, 2005, three of our executives were covered under employment agreements. Our Chief Financial Officer, William B. Horne, is covered under a two year employment agreement with annual base compensation of $150,000; our President of Sales and Marketing of Surgicount Medical, Inc., Richard Bertran, is covered under a three year employment agreement with annual base compensation of $200,000 and; our Chief Operating Officer of Surgicount Medical, Inc., James Schafer, is covered under a two year employment agreement with annual base compensation of $100,000. None of our other executives our currently covered under an employment agreement, therefore, we are under no financial obligation, other than monthly salaries, for our other executive officers. We believe, as with all our operating expenses, that our existing cash resources, together with proceeds from investments and anticipated revenues from our operations, should be adequate to fund our salary obligations.

The second largest component of our operating expenses is professional fees, which increased by $1,038,892. As in the case of employee compensation, stock based compensation expense is the most significant component of professional fees for year ended December 31, 2005. We incurred approximately $918,132 relating to the issuance of warrants and $469,480 related to restricted stock awards to our consultants performing services for us.

A significant amount of the warrants relate to a consulting agreement that we entered into in April 2005 with Health West Marketing Incorporated (“Health West”) where we agreed, as an incentive for entering into the agreement, to issue Health West a callable warrant to purchase 150,000 shares of our common stock at an exercise price of $5.95, exercisable for 5 years. We recognized an expense of $527,958 related to these warrants. In addition to the warrants, we have recognized expenses of $156,253 related to the issuance and future issuance of 26,261 shares of our common stock, as follows: (a) 10,505 shares valued at $62,505 were issued upon signing the agreement; and (b) on August 17, 2005, we entered into a comprehensive manufacturing agreement with A Plus Manufacturing and as a result issued 15,756 shares, valued at $93,748, to Health West. In the event that Health West helps us develop a regional distribution network to integrate the Safety-SpongeTM System into the existing acute care supply chain we will then issue Health West an additional 15,756 shares and at that time recognize an additional expense of $93,748.

In addition to the stock based compensation that we recognized as a result of our agreement with Health West, we have issued additional warrants to purchase shares of common stock and granted restricted shares of common stock to various consultants performing services for us. These services have primarily related to investor relations and legal services.

All of our stock based compensation issued to employees, non-employee directors and consultants were expensed in accordance with SFAS 123(R). We valued the nonqualified stock options and warrants using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, three to five years and 83%, respectively. The restricted stock awards were valued at the closing price on the date the restricted shares were granted. The overall increase in expenses related to the issuance of stock options, warrants and restricted stock awards amounted to $4,499,192.

We also issued 150,000 warrants, valued at $536,578, to Aegis Securities Corp., a nonaffiliated consultant, for providing advisory services in connection with the acquisition of Surgicount Medical, Inc. The services provided by Aegis Securities Corp. included an evaluation of and oversight over completion of the transaction. The value of the warrants, along with the purchase price and direct costs incurred as a result of the transaction, were capitalized. The entire capitalized costs, valued at $4,684,576, have been allocated to Surgicount’s patents, with an approximate useful life of 14.4 years. Amortization expense related to the patents, for the year ended December 31, 2005, was approximately $270,000 as opposed to no expense during the year ended December 31, 2004.

Interest, dividend income and other, net

We had interest income of $42,476, $11,056 and $3,159 for the years ended December 31, 2005, December 31, 2004, and December 31, 2003, respectively.

The increase in interest income for the year ended December 31, 2005 when compared to December 31, 2004, was primarily the result of an increased amount of fixed income investments held throughout the period. At March 31, 2005, we held in marketable securities approximately $2.5 million in U.S. Treasuries which were liquidated during the three month period ended June 30, 2005. During the prior years our primary contributing asset to interest income was our cash balance which was insignificant since we did not raise capital through the issuance of equity securities until November 2005.

Realized gains (losses) on investments, net

During the years ended December 31, 2005, we realized net gains of $2,014,369 primarily from our stock appreciation rights in our holding in Excelsior for $1,747,072.

During the year ended December 31, 2004, we realized net gains of $1,591,156. We realized a gain of $1,448,014 from the sale of 908,804 shares and warrants to purchase 87,111 shares of Excelsior common stock. Additionally, we realized a net gain of $143,142 from the sale of marketable securities.

During the year ended December 31, 2003, we realized net gains of $430,883. We realized a gain of $432,900 from the sale of 568,000 shares of Excelsior Radio Networks, Inc. common stock which was offset by a loss of $2,017 from the sale of marketable securities.

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

Unrealized gains (losses) on marketable securities, net

Unrealized appreciation of investments increased by $32,335 during the year ended December 31, 2005, due to the price appreciation of our marketable securities.

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

Unrealized appreciation of investments decreased by $475,605 during the year ended December 31, 2003, primarily due to the sale of a portion of the Company’s holdings of Excelsior offset by the increased valuation of Excelsior.

Accumulated other comprehensive income

Unrealized gains (losses) on our investments designated as available-for-sale are recorded in accumulated other comprehensive income. At December 31, 2005, we classified all of our restricted holdings in IPEX and Digicorp as available-for-sale. At December 31, 2005, the unrealized gains (losses) on our restricted holdings in IPEX and Digicorp amounted to ($327,749) and $2,702,607, respectively. We did not hold any investments classified as available-for-sale at either December 31, 2004 or December 31, 2003.

Taxes

We are taxed under Title 26, Chapter 1, Subchapter C of the Internal Revenue Code of 1986, as amended, and therefore subject to federal income tax on the portion of our taxable income.

At December 31, 2005, we had a net operating loss carryforward of approximately $11.8 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires beginning in 2011.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2005:

Contractual obligations	Payments Due by Period
		Less than
	Total	1 year	1-3 years	3-5 years

Operating lease obligations	$605,622	$131,258	$347,253	$127,111
Note Payable to Bodnar Capital Management, LLC	1,000,000	1,000,000	—	—
Note Payable to Winstar(1)	796,554	796,554	—	—
Note Payable to Ault Glazer Bodnar Acq. Fund, LLC,	1,116,838	—	—	1,116,838
Employment Agreements	1,658,333	600,000	908,333	150,000
Clinical Trial Research Grant	322,885	322,885	—	—

Total	$5,500,232	$2,850,697	$1,255,586	$1,393,949

(1) We initially purchased Excelsior securities on August 28, 2001. As part of the purchase price we issued a $1,000,000 note. This note was due February 28, 2002 with interest at 3.54% but has a right of set-off against certain representations and warranties made by Winstar Radio Networks, Inc. The due date of the note has been extended indefinitely until the action described under Item 3. Legal Proceedings is settled.

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

Item 8. Financial Statements and Supplementary Data.

PATIENT SAFETY TECHNOLOGIES, INC.

The schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Patient Safety Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Patient Safety Technologies, Inc. (formerly known as Franklin Capital Corporation) and Subsidiaries (collectively the, “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patient Safety Technologies, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has a significant accumulated deficit and working capital deficit, and has incurred a significant net loss from operations. Further, the Company has yet to generate revenues from its medical products and healthcare solutions segments. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
April 10, 2006

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Franklin Capital Corporation

We have audited Patient Safety Technologies, Inc. formerly Franklin Capital Corporation statements of operations, cash flows and shareholder’ equity for the year ended December 31, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, Patient Safety Technologies, Inc. formerly Franklin Capital Corporation’s results of operations, cash flows and changes in stockholders’ equity for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

New York, New York	/s/ ERNST & YOUNG LLP

March 5, 2004

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004 *

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$79,373	$846,404
Receivables from investments	934,031
Marketable securities	923,800	3,487,719
Inventories	77,481
Prepaid expenses	112,734	156,012
Other current assets	118,394	99,498

TOTAL CURRENT ASSETS	2,245,813	4,589,633

Restricted certificate of deposit	87,500
Property and equipment, net	1,348,275	23,657
Goodwill	2,301,555
Patents, net	4,413,791
Long-term investments	5,636,931	2,320,953

TOTAL ASSETS	$16,033,865	$6,934,243

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable, current portion	$1,796,554	$892,530
Accounts payable	785,507	400,725
Accrued liabilities	569,116	538,843
Marketable securities, sold short		1,075,100
Due to broker	801,863	460,776

TOTAL CURRENT LIABILITIES	3,953,040	3,367,974

LONG TERM LIABILITIES

Notes payable, less current portion	1,116,838
Deferred tax liabilities	1,590,045

TOTAL LONG TERM LIABILITIES	2,706,883	—

MINORITY INTEREST	252,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding
at December 31, 2005 and December 31, 2004
(Liquidation preference $1,170,700)	10,950	10,950
Common stock, $0.33 par value: 25,000,000 shares authorized;
6,995,276 shares issued and 5,672,445 shares outstanding as of December 31, 2005; 6,128,067
shares issued and 4,670,703 shares outstanding at December 31, 2004	2,308,441	2,022,262
Paid-in capital	22,600,165	13,950,774
Other comprehensive income	2,374,858
Accumulated deficit	(15,784,108)	(9,800,885)

	11,510,306	6,183,101
Less: 1,322,831 and 1,457,364 shares of treasury stock,
at cost, at December 31, 2005 and December 31, 2004, respectively	(2,389,356)	(2,616,832)

TOTAL STOCKHOLDERS' EQUITY	9,120,950	3,566,269

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,033,865	$6,934,243

* Restated to include the impact of share-based compensation expense

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	For The Years Ended December 31,
	2005	2004*	2003

REVENUES FROM RELATED PARTIES	$562,374	$—	$180,000

EXPENSES
Salaries and employee benefits	4,264,665	982,261	548,269
Professional fees	2,523,035	1,484,143	231,164
Rent	88,368	76,276	71,942
Insurance	118,095	64,083	67,728
Taxes other than income taxes	110,369	50,697	29,708
Amortization of patents	270,785
General and administrative	1,118,176	266,523	287,812

Operating expenses	8,493,493	2,923,983	1,236,623

Operating loss	(7,931,119)	(2,923,983)	(1,056,623)

Interest, dividend income and other	42,476	11,056	3,159
Equity in losses of investee	(74,660)
Realized gains on investments, net	2,014,369	1,591,156	430,883
Interest expense	(135,414)	(32,284)	(42,903)
Unrealized gains (losses) on marketable securities, net	32,335	(1,054,702)	(475,605)

Loss before minority interest and deferred income tax benefit	(6,052,013)	(2,408,757)	(1,141,089)

Minority interest	47,008

Net loss before deferred income tax benefit	(6,005,005)	(2,408,757)	(1,141,089)

Deferred income tax benefit	97,482

Net loss	(5,907,523)	(2,408,757)	(1,141,089)

Preferred dividends	(75,700)	(76,650)	(76,652)

Net loss attributable to common shareholders	$(5,983,223)	$(2,485,407)	$(1,217,741)

Basic and diluted net loss per common share	$(1.11)	$(0.75)	$(0.39)

Weighted average common shares outstanding	5,373,318	3,300,973	3,112,329

Comprehensive income (loss):
Net loss	$(5,907,523)	$(2,408,757)	$(1,141,089)
Other comprehensive income, unrealized gain on available-for-sale investments	2,374,858	—	—
Comprehensive loss	$(3,532,665)	$(2,408,757)	$(1,141,089)

* Restated to include the impact of share-based compensation expense

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For The Years Ended December 31,
	2005	2004*	2003
Cash flows from operating activities:
Net loss	$(5,907,523)	$(2,408,757)	$(1,141,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14,943	863	16,972
Amortization of patents	270,785
Realized gains on investments, net	(2,014,369)	(1,591,156)	(430,883)
Unrealized (gain) loss on marketable securities	(32,335)	1,054,702	475,605
Stock-based compensation to employees and directors	3,116,674	5,094
Stock-based compensation to consultants	1,387,612
Stock received for services	(666,249)
Deferred income tax benefit	(97,482)
Equity in income (loss) on investee	74,660
Minority interest	(47,008)
Changes in operating assets and liabilities:
Restricted certificate of deposit	(87,500)
Receivables from investments	(934,031)
Marketable securities, net	2,439,665	(232,379)	(8,242)
Inventories	(77,481)
Prepaid expenses	(112,734)
Other current assets	117,116	(201,392)	(18,013)
Accounts payable and accrued liabilities	494,918	456,188	(94,840)
Due to broker	341,087	460,776

Net cash used in operating activities	(1,719,252)	(2,456,061)	(1,200,490)

Cash flows from investing activities:
Purchase of property and equipment	(829,537)
Purchase of Surgicount	(432,398)
Purchase of ASG	(300,000)
Proceeds from sale of long-term investments	1,371,522		1,000,900
Purchases of long-term investments	(603,173)	(788,518)

Net cash used in investing activities	(793,586)	(788,518)	1,000,900

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	250,000	3,924,786
Proceeds from exercise of stock options	26,250	39,375
Cash proceeds related to 16B filing		2,471
Purchases of treasury stock	(36,931)		(25,661)
Payments of preferred dividends	(19,163)	(76,650)	(76,652)
Proceeds from notes payable	1,621,627
Payments and decrease in notes	(95,976)	(23,224)	(36,063)

Net cash provided by (used in) financing activities	1,745,807	3,866,758	(138,376)

Net increase (decrease) in cash and cash equivalents	(767,031)	622,179	(337,966)

Cash and cash equivalents at beginning of period	846,404	224,225	562,191

Cash and cash equivalents at end of period	$79,373	$846,404	$224,225

* Restated to include the impact of share-based compensation expense

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For The Years Ended December 31,
	2005	2004*	2003
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$61,593	$2,452	$—

Supplemental disclosures of non cash investing and financing activities:
Issuance of common stock in connection with land acquisition	$85,619	$—	$—
Issuance of common stock in connection with purchase of marketable securities	$101,640	$55,812	$—
Accrued purchase price of investment	$(165,240)	$165,240	$—
Assumption of accrued liabilities	$15,000
Dividends accrued	$75,700	$19,163	$—
Capitalized interest	$28,840	$—	$—
Reclassification of other current asset to purchase of Surgicount	$20,000	$—	$—

In connection with the Company's acquisitons of Surgicount and ASG, equity instruments were issued and liabilities assumed during 2005 as follows:

	Surgicount	ASG
Fair value of assets acquired	6,372,103	1,095,211
Cash paid	(452,398)	(300,000)
Equity instruments issued	(4,232,178)
Minority interest		(300,000)
Liabilities assumed	1,687,527	495,211

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
For the Three Years Ended December 31, 2005

						Other				Total
	Preferred Stock		Common Stock		Paid-In	Comprehensive	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity

BALANCES, January 1, 2003	10,950	$10,950	4,517,664	$1,490,829	$10,454,669	$—	$(6,097,737)	(1,368,864)	$(2,591,171)	$3,267,540

Net loss							(1,141,089)			(1,141,089)
Preferred Dividends							(76,652)			(76,652)
Repurchases of common stock								(88,500)	(25,661)	(25,661)

BALANCES, December 31, 2003	10,950	$10,950	4,517,664	$1,490,829	$10,454,669	$—	$(7,315,478)	(1,457,364)	$(2,616,832)	$2,024,138

Net loss							(2,408,757)			(2,408,757)
Preferred Dividends							(76,650)			(76,650)
Compensation expense due to stock option issuances *					5,094					5,094

Issuance of common stock for:
Cash			1,517,700	500,841	3,426,416					3,927,257
Exercise of stock options			78,750	25,988	13,387					39,375
Purchase of investment			13,953	4,604	51,208					55,812

BALANCES, December 31, 2004	10,950	$10,950	6,128,067	$2,022,262	$13,950,774	$—	$(9,800,885)	(1,457,364)	$(2,616,832)	$3,566,269

Net loss							(5,907,523)			(5,907,523)

Other comprehensive income						2,374,858				2,374,858

Preferred Dividends							(75,700)			(75,700)

Issuance of common stock for:
Cash					129,904			65,319	120,096	250,000
Purchase of investments/Surgicount acquisition			600,000	198,000	3,579,916			58,444	104,943	3,882,859
Exercise of stock options					16,150			5,625	10,100	26,250
Services			96,961	31,998	408,220			15,756	29,268	469,486

Compensation expense due to warrant issuances					918,132					918,132
Compensation expense due to restricted stock issuances			170,248	56,181	1,463,666					1,519,847
Compensation expense due to stock option issuances					1,596,825					1,596,825
Warrants issued in purchase of Surgicount					536,578					536,578
Repurchases of common stock								(10,611)	(36,931)	(36,931)

BALANCES, December 31, 2005	10,950	$10,950	6,995,276	$2,308,441	$22,600,165	$2,374,858	$(15,784,108)	(1,322,831)	$(2,389,356)	$9,120,950

* Restated to include the impact of share-based compensation expense

The accompanying notes are an integral part of these consolidated financial statements.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005

1. DESCRIPTION OF BUSINESS AND GOING CONCERN CONSIDERATION

Until March 31, 2005, Patient Safety Technologies, Inc. ("PST", or the "Company") (formerly known as Franklin Capital Corporation) was a Delaware corporation that elected to be a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended. On March 30, 2005, stockholder approval was obtained to withdraw the Company’s election to be treated as a BDC and on March 31, 2005, the Company filed an election to withdraw its election with the Securities and Exchange Commission (“SEC”). Through its operating subsidiaries, the Company is currently involved in providing capital and managerial assistance to development stage companies in the medical products and health care solutions industries.

Currently, the Company has four wholly-owned operating subsidiaries: (1) SurgiCount Medical, Inc., a California corporation; (2) Patient Safety Consulting Group, LLC, a Delaware Limited Liability Company; (3) Ault Glazer Bodnar Capital Properties, LLC, a Delaware Limited Liability Company; and (4) Ault Glazer Bodnar Merchant Capital, Inc., a Delaware corporation.

The Company, including its operating subsidiaries, is engaged in the acquisition of controlling interests in companies and research and development of products and services focused primarily in the health care and medical products field, particularly the patient safety markets. SurgiCount Medical, Inc., a provider of patient safety devices and Patient Safety Consulting Group, LLC, a healthcare consulting services company, focus on the Company’s primary target industries, the health care and medical products field. Ault Glazer Bodnar Merchant Capital, Inc. (“AGB Merchant Capital”) was formed on June 27, 2005, to hold the Company’s non-patient safety related assets, such as Ault Glazer Bodnar Capital Properties, LLC (“AGB Properties”), a real estate development and management company, in order to assist the Company in divesting of its investments in the financial services and real estate industries. The Company plans to change the name of AGB Merchant Capital to Automotive Services Group, Inc. to reflect the subsidiary's primary holding, a 50% owned subsidiary, Automotive Services Group, LLC (“ASG”). As discussed in Note 20, the Company purchased the remaining equity interest in ASG subsequent to year end.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2005, the Company has an accumulated deficit of approximately $15.8 million and a working capital deficit of approximately $1.7 million. For the year ended December 31, 2005, the Company incurred a loss of approximately $5.9 million and has utilized approximately $1.7 million in cash in its operations. Further, as of December 31, 2005 and through the date hereof, the Company has yet to generate revenues from its medical products and healthcare solutions segments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2005, the Company has relied on liquidating investments and certain financing to fund its operations. Management is currently seeking additional financing and believes, however no assurances can be made, that these avenues will continue to be available to the Company to fund its operations for the 12 months subsequent to December 31, 2005, or until the fruition of adequate cash flow from its medical products and healthcare solutions segments. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and FIN 46 Consideration

The accompanying consolidated financial statements for 2005 include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company complies Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Variable interest entities (“VIEs”) are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders lack adequate decision-making ability. All VIEs with which the Company is involved must be evaluated to determine primary beneficiary of the risks and rewards of the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. The Company has determined that ASG is a VIE and that during the 4th quarter of 2005, the Company was deemed to be the primary beneficiary.

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates.

Reclassifications

Reclassifications have been made to previously issued consolidated financial statements to conform to the current year presentation. Most notably, the previously issued consolidated financial statements have been restated in accordance with the provisions of the SEC accounting rules under Regulation S-X. As discussed in Note 1, the Company was regulated (and reported) as a BDC under the Investment Company Act of 1940, as amended.

Cash and Cash Equivalents

The Company considers only highly-liquid investments such as money market funds and commercial paper with maturities of three months or less at the date of their acquisition as cash and cash equivalents.

Concentration of Credit Risk

From time to time, the Company maintains its cash balances at a financial institution that exceeds the Federal Deposit Insurance Corporation coverage of $100,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

In the normal course of business, all of the Company’s marketable securities transactions, money balances and security positions are transacted with a broker.  The Company is subject to credit risk to the extent any broker with whom it conducts business is unable to fulfill contractual obligations on its behalf.  Management monitors the financial condition of such brokers and does not anticipate any losses from these counterparties.

Inventories

Inventories, consisting primarily of hand held scanners, are stated at the lower of cost or market on the first-in, first-out basis.

Investments - Debt and Equity Securities

The Company complies with accounting and reporting requirements of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 requires that certain debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale or trading securities.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Trading Securities.  The Company’s investment in marketable securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings in the statement of operations.

Available-for-Sale Investments.  Investments designated as available-for-sale include both marketable equity and debt (including redeemable preferred stock) securities. Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses recorded in stockholders’ equity. Realized gains and losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in realized gains (losses) on investments, net.

Investments - Equity Method

The Company complies with APB No. 18, The Equity Method of Accounting for Investments in Common Stock. Investments are accounted for using the equity method of accounting if the investment provided the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors, are considered in determining whether the equity method of accounting is appropriate. The Company records its investments in equity method investees meeting these characteristics under Long-Term Investments in the accompanying consolidated financial statements. These investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses. The Company’s proportionate share of income or losses are recorded in equity in income (loss) of investee in the statements of operations.

Other investments that the Company has less than 20% ownership of common stock of the investee is accounted for under the cost method of accounting.

Valuation of Investments.  Security investments which are publicly traded on a national exchange or Nasdaq Stock Market are stated at the last reported sales price on the day of valuation or, if no sale was reported on that date, then the securities are stated at the last quoted bid price. The Board of Directors of the Company (the “Board of Directors”) may determine, if appropriate, to discount the value where there is an impediment to the marketability of the securities held.

Investments for which there is no ready market are initially valued at cost and, thereafter, at fair value. To determine fair value, an impairment analysis is performed based upon the financial condition and operating results of the issuer and other pertinent factors as determined in good faith by the Board of Directors. Other pertinent factors taken into consideration to determine the fair value of an investment includes, but are not limited to, assumptions related to future results of operations and growth of the investee company, the nature and value of any collateral, the investee company’s ability to make payments, the markets in which the investee company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. The financial condition and operating results have been derived utilizing both audited and unaudited data. In the absence of a ready market for an investment, numerous assumptions are inherent in the valuation process. Some or all of these assumptions may not materialize. Unanticipated events and circumstances may occur subsequent to the date of the valuation and values may change due to future events. Therefore, the actual amounts eventually realized from each investment may vary from the valuations shown and the differences may be material.

The Company complies with the FASB's Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments, to determine whether certain investments are considered impaired, whether that impairment is other-than-temporary, and the measurement and recognition of an impairment loss. The EITF also provides guidance on accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have been recognized as other-than-temporary impairments.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investee company is not considered viable from a financial or technological point of view, the entire investment is written down since we consider the estimated fair market value to be nominal. If an investee company obtains additional funding at a valuation lower than the Company’s carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, a presumption is made that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. During the year ended December 31, 2005, included in realized gains on investments, net, is a $50,000 impairment charge from the Company’s investment in China Nurse, LLC. No impairment charges were recognized during the years ended December 31, 2004 and 2003.

Gains (Losses) on Sale of Investments

Amounts reported as realized gains (losses) are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment without regard to unrealized gains (losses) reported in the prior periods. Gains (losses) are considered realized when sales or dissolution of investments are consummated.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the accompanying Consolidated Balance Sheets.

Goodwill and Patents

The Company complies with SFAS No. 142, “Goodwill and Other Intangible Assets”, which provides accounting and reporting standards for acquired intangible assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives are no longer amortized but tested for impairment at least annually. The Company performs an impairment test on goodwill at least annually, unless events and circumstances indicate that goodwill might be impaired. Patents are amortized using the straight-line method over its remaining legal life, approximately 14 years.

Off-balance Sheet Risks

The Company is subject to certain inherent risks arising from its investing activities of selling securities short.  The ultimate cost to the Company to acquire these securities may exceed the liability reflected in these consolidated financial statements. Additionally, in August 2005, the Company entered into an agreement with a financial institution to borrow against securities. The agreement, which extended for 53 weeks, was subject to a premium of up to 6% of the amount of the borrowings which is amortized on a straight line basis over the term of the agreement. To the extent the agreement was terminated early, the Company did not incur a premium for the amount of time that the agreement was terminated. The agreement also provided that in addition to the securities held by the financial institution, the Company pledge a total of 25% of the value of the securities in cash. The pledged cash is reduced daily by the amount of the earned premium and protects the financial institution from decreases in the market value of the securities. Any decrease in the market value of the pledged securities in excess of 5% over the securities notional value would require the Company to fund additional monies, such that 25% of the initial borrowing, as adjusted by the earned premium, was covered. If the Company failed to fund additional monies the financial institution had the right to liquidate the pledged securities. In the event the proceeds from liquidation are insufficient to cover the amount of the borrowings, the financial institution’s sole recourse was against the pledged cash. At December 31, 2005, the Company had terminated its agreement with the financial institution. During January 2006, the Company entered into a new agreement with the financial institution to borrow against securities (see Subsequent Events, Note 20).

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Revenue Recognition

The Company complies with SEC Staff Accounting Bulletin (SAB) 101, Revenue Recognition, amended by SAB 104. Consulting service contract revenue (approximately $562,000 in 2005) and management fee revenue (approximately $180,000 in 2003) are recognized when the service is performed. Consequently, the recognition of such consulting service contract revenue is deferred until each phase of the contract is complete. This method is predominately used by the Financial Services and Real Estate segment. Service activities may include the following: financial advice on mergers, acquisitions, restructurings and similar corporate finance matters.

Stock-Based Compensation

Prior to January 1, 2005, the Company accounted for stock-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. In December 2004, SFAS No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options, was issued. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supercedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. This statement is effective for the Company as of the beginning of the first interim or annual reporting period that begins after January 1, 2006. The Company elected to adopt SFAS 123(R) as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods in which the Company granted employee stock options have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R). During the year ended December 31, 2004, the entire amount of equity compensation expense required to be recognized under the modified retrospective application method was $5,094 relating to stock option grants that occurred in the second quarter of 2004. During the year ended December 31, 2005, the Company had stock-based compensation expense, from issuances to the Company’s employee and directors, included in reported net loss, of $3,116,674. This included restricted stock grants valued at $1,519,849 and stock options valued at $1,596,825. All options that the Company granted in 2005 and 2004 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Year ended December 31,
	2005	2004
Weighted average risk free interest rate	3.75%	3.00%
Weighted average life (in years)	3.0	0.1
Volatility	83%	102%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$5.03	$0.50

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets as follows:

Estimated
Useful Lives

Furniture and fixtures	5-7 Years
Computer software and equipment	3-5 Years

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

Impairment of Long-Lived Assets

The Company complies with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The Company continually evaluates whether events and circumstances have occurred that indicates the remaining estimated useful life of long-lives assets, such as property and equipment may warrant revision, or the remaining balance may not be recoverable.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The significant components of deferred tax assets and liabilities are principally related to the Company's net operating loss carryforward and its unrealized appreciation of investments.

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards. Valuation allowances are provided to the extent realization of recorded tax assets is not considered likely.

Loss per Common Share

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations. Basic loss per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Options and warrants outstanding as of December 31, 2005 to purchase 1,044,044 and 1,278,562 shares of common stock, respectively, and 246,375 shares issuable upon conversion of outstanding convertible preferred stock were not included in the computation of diluted net loss per common share for the years ended December 31, 2005, as their inclusion would have been anti-dilutive.

Options and warrants outstanding as of December 31, 2004 to purchase 5,625 and 758,841 shares of common stock, respectively, and 246,375 shares issuable upon conversion of outstanding convertible preferred stock were not included in the computation of diluted net loss per common share for the year ended December 31, 2004, as their inclusion would have been anti-dilutive.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Options outstanding as of December 31, 2003 to purchase 61,875 shares of common stock and 246,375 shares issuable upon conversion of outstanding convertible preferred stock were not included in the computation of diluted net loss per common share for the year ended December 31, 2003, as their inclusion would have been anti-dilutive.

Convertible Preferred Stock

The Company complies with the reporting and disclosure requirements of SFAS No. 129, “Disclosure Information about Capital Structure”, for its convertible preferred stock.

Treasury Stock

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders' equity in the accompany consolidated balance sheets. When shares are reissued, the Company uses the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted for additional paid-in capital.

Comprehensive Income (Loss)

The Company applies SFAS No. 130, “Reporting Comprehensive Income.” Comprehensive income (loss) consists of the after tax net change in unrealized gains and losses on securities classified as available-for-sale by the Company during the year ended December 31, 2005 and 2004 that have been excluded from net loss and reflected instead in stockholders’ equity. At December 31, 2005, the only investments designated as available-for-sale were the Company’s restricted holdings in IPEX, Inc. (“IPEX”) and its investment in Digicorp and Alacra Corporation (“Alacra”).

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3”. Previously, APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” required the inclusion of the cumulative effect of changes in accounting principle in net income of the period of the change. SFAS No. 154 requires companies to recognize a change in accounting principle, including a change required by a new accounting pronouncement when the pronouncement does not include specific transition provisions, retrospectively to prior periods’ financial statements. The Company will assess the impact of a retrospective application of a change in accounting principle

In March 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies the conditions under which an entity would have sufficient information to apply an expected value technique to, and recognize a liability for, a conditional asset retirement obligation. This interpretation was effective for the Company at December 31, 2005. The Company’s adoption of FIN No. 47 did not have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43 Chapter 4.” SFAS No. 151 more clearly defines when excessive idle facility expense, freight, handling costs, and spoilage are to be current-period charges. In addition, SFAS No. 151 requires the allocation of fixed production overhead to the cost of conversion to be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company expects that SFAS No. 151 will not have a material impact on the Company’s 2006 consolidated financial statements.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” SFAS No. 153 amends APB No. 29 to require that assets exchanged in a nonmonetary transaction are to be measured at fair value except for those exchanges of nonmonetary assets that lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The Company expects that SFAS No. 153 will not have a material impact on the Company’s consolidated financial statements.

3. MARKETABLE SECURITIES

Marketable securities at December 31, 2005 and 2004 are comprised of the following:

	December 31,	December 31,
	2005	2004
U.S. Treasuries	$—	$2,016,406
IPEX, Inc.	113,050
Tuxis Corporation	746,580
Other	64,170	1,471,313
	$923,800	$3,487,719

IPEX, Inc.

At December 31, 2005, the Company held 1,045,000 shares of common stock and warrants to purchase 225,000 shares of common stock at $1.50 per share and warrants to purchase 225,000 shares of common stock at $2.00 per share of IPEX, formerly Administration for International Credit & Investments, Inc. The Company acquired 450,000 shares of the common stock and all of the warrants directly from IPEX in March 2005 and received 500,000 shares of the common stock directly from the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX and, until such time as the sale of the securities is either registered with the SEC or the securities are eligible to be sold without restriction pursuant to Rule 144(k) promulgated pursuant to the Securities Exchange Act of 1934, the Company is restricted from publicly selling these securities except in accordance with Rule 144. The remaining 95,000 shares of common stock are valued at $113,050 and included in marketable securities. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at December 31, 2005, of $2.38. The Company has valued its holdings in IPEX at a 50% discount to the $2.38 closing price, or $1.19 per share, due to the limited average number of shares traded on the OTC Bulletin Board as well as other trading restrictions on the Company’s unregistered holdings in IPEX. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. IPEX’s fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through IPEX’s system. IPEX invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties.

Tuxis Corporation

At December 31, 2005, the Company held 108,200 shares of common stock of Tuxis. The 108,200 shares of common stock are valued at $746,580. Tuxis’ common stock is traded on the American Stock Exchange, which reported a closing price of $7.50 at December 31, 2005. The Company has valued its holdings in Tuxis at an 8% discount to the $7.50 closing price, or $6.90 per share, due to the limited average number of shares traded on the American Stock Exchange.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. RESTRICTED CERTIFICATE OF DEPOSIT

At December 31, 2005, the Company had a restricted certificate of deposit of $87,500 held by a financial institution securing a letter of credit. This restricted certificate of deposit is held to cover a portion of the security deposit for the Company’s new corporate offices that it began occupying, subsequent to year end, with Ault Glazer & Company Investment Management LLC ("Ault Glazer"), a related party. The Company is in the process of finalizing a sublease agreement with Ault Glazer. Ault Glazer provided an additional certificate of deposit, in the amount of $262,500, required to be held at the financial institution under the terms of the non-cancelable operating lease. (see Operating Lease, Note 17)

5. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 are comprised of the following:

	December 31,	December 31,
	2005	2004
Land	$509,051	$—
Construction-in-progress	598,836
Computer software and equipment	199,323	4,314
Furniture and equipment	36,665
Other	20,206	20,206
Property and equipment, gross	1,364,081	24,519
Less: accumulated depreciation	(15,806)	(863)
Property and equipment, net	$1,348,275	$23,657

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $14,943, $863 and $16,972, respectively.

At December 31, 2005, the Company’s subsidiary, ASG, was in construction on its first automated car wash site located in Birmingham, Alabama. Construction of the site was completed in March 2006. Of the approximate $1,000,000 budgeted for construction of this site, $598,836 was expended as of December 31, 2005 all of which is in construction-in-progress.

6. ACQUISITIONS

Surgicount Medical, Inc.

In February 2005, the Company invested $4,035,600, excluding acquisition costs, to acquire 100% of the common stock of SurgiCount Medical, Inc. (”SurgiCount”). The Company acquired SurgiCount for its patents related to the Safety-SpongeTM System, an innovation which the Company believes will allow it to capture a significant portion of the United States and European surgical sponge sales. SurgiCount’s operating results from the closing date of the acquisition, February 25, 2005, through December 31, 2005, are included in the consolidated financial statements.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

At closing, the purchase price, including acquisition costs was determined to be $4,684,576, comprised of $340,000 in cash payments, of which $20,000 was paid during 2004, and 600,000 shares of the Company’s common stock valued at $3,695,600 issued to SurgiCount’s equity holders. Additionally, the Company incurred approximately $112,398 in direct costs and issued 150,000 warrants, valued at $536,578, to purchase the common stock of the Company to consultants providing advisory services for the Merger. The value assigned to the stock portion of the purchase price is $6.16 per share based on the average closing price of the Company’s common stock for the five days beginning two days prior to and ending two days after February 4, 2005, the date of the Agreement and Plan of Merger and Reorganization (the “Merger”). In addition, in the event that prior to the fifth anniversary of the closing of the Merger the cumulative gross revenues of SurgiCount exceed $500,000, the Company is obligated to issue an additional 50,000 shares of the Company’s common stock to certain SurgiCount shareholders. Should the cumulative gross revenues exceed $1,000,000 during the five-year period, the additional shares would be increased by 50,000, for a total of 100,000 additional shares. Such amount is not included in the aggregate purchase price and will be recorded when and if issued.

The acquisition of Surgicount is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Fair value of the patents was determined by an independent appraisal. Goodwill is recorded to the extent the purchase price, including acquisition costs, exceeds fair value of the net identifiable tangible and intangible assets acquired less liabilities assumed at the date of acquisition.

The components of the purchase price are allocated as follows:

Patents	$4,684,576
Deferred tax liability	(1,687,527)
Net assets acquired	2,997,049
Goodwill	1,687,527
$4,684,576

The patents will be amortized for book purposes over their estimated useful life of 14.4 years. Approximate annual amortization expense for patents is expected to be $325,000. The amortization of patents and goodwill are not deductible for tax purposes.

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

	Years ended December 31,
	2005	2004	2003
Revenue	562,374	—	180,000
Net loss	$(6,013,000)	$(2,786,000)	$(1,518,000)
Basic and diluted net loss per common share	$(1.12)	$(0.84)	$(0.49)

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Automotive Services Group, LLC

In July 2005, the Company purchased 50% of the outstanding equity interests of Automotive Services Group LLC (“ASG”), an Alabama Limited Liability Company, from an unrelated party for $300,000. ASG was formed to develop and operate automated car wash sites. Its first location, in Birmingham, Alabama opened in March 2006. From the Company’s initial purchase through November 2005, the Company accounted for its 50% investment in ASG under the equity method of accounting. However, as a result of negotiations which commenced during the 4th quarter of 2005, and ultimately resulted in the Company’s acquisition of the remaining 50% equity interest of ASG in 2006 (See Note 20), the Company determined that it became the primary beneficiary of ASG, a VIE as determined by FIN 46R.

Upon initial measurement, components of the purchase price are as follows:

Land	$480,211
Furniture and equipment	972
Notes payable	(495,211)
Net liabilities assumed	(14,028)
Goodwill	614,028
Minority interest	(300,000)
Purchase price	$300,000

7. GOODWILL AND PATENTS

The Company’s goodwill relates primarily to the Financial Services and Real Estate and Medical Products reporting segment. The changes in the amount of goodwill for the year ended December 31, 2005, is as follows:

Goodwill
Balance as of January 1, 2005	$—
Goodwill for purchase of ASG	614,028
Goodwill for purchase of Surgicount Medical	1,687,527
Balance as of December 31, 2005	$2,301,555

Identifiable intangible assets, net, as of December 31, 2005 are composed of patents:

Patents	$4,684,576
Accumulated amortization	(270,785)
$4,413,791

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The patents are subject to amortization over their estimated useful life of 14.4 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2006	$325,000
2007	325,000
2008	325,000
2009	325,000
2010	325,000
Thereafter	2,788,791
$4,413,791

8. LONG-TERM INVESTMENTS

Long-term investments at December 31, 2005 and 2004 are comprised of the following:

	December 31,	December 31,
	2005	2004
Alacra Corporation	$1,000,000	$1,000,000
Digicorp	3,025,398	532,435
IPEX, Inc.	1,130,500
Real Estate	481,033	738,518
China Nurse		50,000
	$5,636,931	$2,320,953

Alacra Corporation

At December 31, 2005, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation (“Alacra”), valued at $1,000,000, and classified as an available-for-sale investment. The Company has the right to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. Alacra, based in New York, is a global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra's customers include more than 750 financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

Digicorp

At December 31, 2005, the Company held 2,750,361 shares, or approximately 7.5%, of the common stock of Digicorp. Prior to December 31, 2005, the Company accounted for its investment in Digicorp under the equity method of accounting and the Company’s proportionate share of income or losses from this investment was recorded in equity in income (loss) of investee. However, on December 29, 2005, Digicorp completed the purchase of all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc. ("Rebel Crew"), a California corporation. Digicorp issued approximately 21 million shares of its common stock to the shareholders of Rebel Crew which decreased the Company’s ownership interest from approximately 20% at September 30, 2005, to approximately 7.5%. The 2,750,361 shares of common stock are valued at $3,025,398. Digicorp's common stock is traded on the OTC Bulletin Board, which reported a closing price, at December 31, 2005, of $1.90. The Company has valued its holdings in Digicorp at an approximate 42% discount to the $1.90 closing price, or $1.10 per share, due to the limited average number of shares traded on the OTC Bulletin Board.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Excelsior Radio Networks, Inc.

During the period from August 12, 2003 through October 22, 2004, the Company liquidated its investment in Excelsior Radio Networks, Inc. (“Excelsior”). The Company sold a total of 1,476,804 shares and warrants to purchase 87,111 shares of Excelsior common stock. Certain of these sales were subject to adjustment and in December 2005, the Company received additional proceeds of approximately $1,747,000, of which approximately $847,000 was cash and $900,000 was a receivable. The proceeds were recorded as realized gains on investments, net.

Investments in Real Estate

At December 31, 2005, the Company had several real estate investments, recorded at its cost of $481,033. These investments are included in long-term investments. The Company holds its real estate investments in AGB Properties. AGB Properties real estate holdings consist of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, 0.61 acres of undeveloped land in Springfield, Tennessee, and various loans secured by real estate in Heber Springs, Arkansas. AGB Properties is in the process of liquidating its real estate holdings.

9. NOTES PAYABLE

The Company initially purchased Excelsior on August 28, 2001. As part of the purchase price paid by the Company for its investment in Excelsior, the Company issued a $1,000,000 note to Winstar. This note was due February 28, 2002 with interest at 3.54% but in accordance with the agreement has a right of offset against certain representations and warranties made by Winstar and we believe the amount of the offsets exceed the amount of the note payable. However, since Winstar does not agree with this belief, the only offsets against the principal balance of the note reflected in the accompanying consolidated financial statements relate to legal fees attributed to our defense of the lawsuits filed against us. The due date of the note is extended until the lawsuit discussed in Note 17 is settled. At December 31, 2005, the Company had incurred a total of approximately $203,446 in legal expenses, of which $95,976 was incurred during the year ended December 31, 2005. These amounts have been offset against the amount due.

On April 7, 2005, the Company issued a $1,000,000 principal amount promissory note (the "Note") to Bodnar Capital Management, LLC, in consideration for a loan from Bodnar Capital Management, LLC to the Company in the amount of $1,000,000. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is a principal stockholder of the Company. The principal amount of the Note and interest at the rate of 6% per annum is payable on May 31, 2006. The obligations under the Note are collateralized by all real property owned by the Company. During the year ended December 31, 2005, the Company had incurred interest expense of $44,055 on the Note, all of which is accrued at December 31, 2005.

As of December 31, 2005, Ault Glazer Bodnar Acquisition Fund, LLC ("AGB Acquisition Fund") had loaned an aggregate of approximately $1,117,000 to ASG. The loans were advanced to ASG pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "ASG Note"). The ASG Note bears interest at the rate of 3% above the Prime Rate as published in the Wall Street Journal (7.25% at December 31, 2005). All unpaid principal, interest and charges under the ASG Note are due in full on July 31, 2010. The ASG Note is collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and AGB Acquisition Fund. During the year ended December 31, 2005, the Company had capitalized interest of $28,240 on the ASG Note, all of which is accrued at December 31, 2005.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2005 and 2004 are comprised of the following:

	December 31,	December 31,
	2005	2004
Accrued purchase price on investment	$—	$165,240
Accrued officer's severance	22,716	160,142
Accrued interest	215,093	112,432
Accrued professional fees	160,000	10,000
Deferred revenue	103,875
Accrued salaries	45,833
Other	21,599	91,029
	$569,116	$538,843

11. EQUITY TRANSACTIONS

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

The convertible preferred stock has a cumulative 7% quarterly dividend and is convertible into the number of shares of common stock by dividing the purchase price for the convertible preferred stock by conversion price in effect, currently $4.44. The convertible preferred stock has anti-dilution provisions, which can change the conversion price in certain circumstances. In the event the Company subdivides its outstanding shares of common stock into a greater number of shares of common stock the conversion price in effect would be reduced, thereby increasing the total number of shares of common stock that the convertible preferred stock is convertible into. The holder has the right to convert the shares of convertible preferred stock at any time until February 22, 2010 into common stock. Upon liquidation, dissolution or winding up of the Company, the stockholders of the convertible preferred stock are entitled to receive $100 per share plus any accrued and unpaid dividends before distributions to any holder of the Company’s common stock.

On November 3, 2004, the Company entered into a Subscription Agreement with several accredited investors (the "Investors"), relating to the issuance and sale by the Company of shares of its common stock (the "Shares") and five-year warrants (the "Warrants") to purchase additional shares of its common stock (the "Warrant Shares") in one or more closings of a private placement (the "Private Placement"). Pursuant to the Subscription Agreement, the Company may issue and sell to Investors an aggregate of up to 1,875,000 Shares at a price per Share of $2.67. Each Investor that purchases Shares pursuant to the Subscription Agreement will also receive a Warrant to purchase that number of Warrant Shares equal to 50% of the number of Shares purchased by that investor at an exercise price per Warrant Share equal to 110% of the closing price of the Company's common stock on the date of the issuance and sale of the Shares to such Investor. Each Warrant further specifies that the Company may require the holder thereof to exercise the Warrant in accordance with its terms in the event that the average closing price of the Company's common stock during any period of five consecutive trading days exceeds 200% of the Warrant's exercise price per share. Pursuant to the Subscription Agreement, the Company has agreed to register for resale all of the Shares and Warrant Shares issuable upon exercise of the Warrants issued and sold to Investors in connection with the Private Placement. Securities issued under the terms of the Subscription Agreement were made in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933 (the “Securities Act”) and the safe harbor provisions of Rule 506 under Regulation D promulgated under the Securities Act, as amended.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

During the period November 3, 2004, through December 21, 2004, the Company held a series of four closings of the Private Placement. In conjunction with the closings the Company issued and sold to the Investors an aggregate of 1,517,700 Shares and Warrants to purchase an aggregate of up to 758,851 Warrant Shares pursuant to the terms of the Subscription Agreement. These issuances resulted in aggregate net proceeds to the Company of $3,924,786. The Company filed a registration statement with the SEC on May 3, 2005, registering the resale of the shares of its common stock (including the shares of common stock issuable upon exercise of the warrants) on a continuous or delayed basis under the Securities Act.

During the year ended December 31, 2005, the Company issued 5,625 shares of common stock held in treasury upon exercise of options under the Company’s 1997 Stock Incentive Plan and 20,444 shares of common stock held in treasury to purchase 0.61 acres of vacant land in Springfield, Tennessee.

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

In consideration for Health West's services, the Company agreed to issue Health West 42,017 shares of the Company's common stock, to be issued as follows: (a) 10,505 shares, valued at $62,505, were issued upon signing the agreement; (b) an additional 15,756 shares, valued at $93,748, of the Company’s common stock held in treasury were issued as a result of Health West’s assistance in structuring a comprehensive manufacturing agreement with A Plus Manufacturing, which was entered into on August 17, 2005; and (c) if Health West helps the Company develop a regional distribution network to integrate the Safety-Sponge™ System into the existing acute care supply chain, then we will issue Health West the remaining 15,756 shares. As an additional incentive, the Company granted Health West warrants to purchase a total of 175,000 shares of the Company’s common stock as discussed in Note 12. In the event of the death of Bill Adams, who is Health West's Chief Executive Officer, the agreement will automatically terminate. The Company may terminate the agreement at any time upon delivery to Health West of notice of a good faith determination by the Company's Board of Directors that the agreement should be terminated for cause or as a result of disability of Mr. Adams. Health West may voluntarily terminate the agreement only after expiration of the initial two-year term upon providing 30 days prior written notice to the Company.

On April 22, 2005, the Company entered into a subscription agreement pursuant to which the Company sold to an investor shares of the Company's common stock held in treasury and warrants to purchase an additional 20,000 shares of the Company's common stock. The warrants are exercisable for a period of five years, have an exercise price equal to $6.05, and 50% of the warrants are callable. In the event the closing sale price of the Company's common stock equals or exceeds $7.50 for at least five consecutive trading days, the Company, upon 30 days prior written notice, may call the callable warrants at a redemption price equal to $0.01 per share of common stock then purchasable pursuant to such warrants. Notwithstanding, such notice, the warrant holder may exercise the callable warrant prior to the end of the 30-day notice period. The Company received gross proceeds of $100,000 from the sale of stock and warrants.

On July 19, 2005, the Company entered into a stock purchase agreement pursuant to which the Company sold to an investor 38,000 shares of the Company's common stock held in treasury. As consideration, the Company received 12,000 shares of Tuxis Corporation (“Tuxis”) common stock valued at approximately $102,000.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

On October 19, 2005, the Company entered into a subscription agreement with an accredited investor, pursuant to which the Company sold shares of the Company's common stock held in treasury at a price of $3.00 per share. The Company received gross proceeds of $50,000 from the sale of the stock.

On November 3, 2005, the Company entered into a subscription agreement with Herbert Langsam, a current director of the Company, pursuant to which the Company sold shares of the Company's common stock held in treasury at a price of $3.49 per share. The Company received gross proceeds of $100,000 from the sale of the stock.

12. WARRANTS

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

During the period November 3, 2004 through December 21, 2004, the Company held a series of four closings of the Private Placement. In conjunction with the closings the Company issued and sold to the Investors an aggregate of 1,517,700 Shares and Warrants to purchase an aggregate of up to 758,841 Warrant Shares pursuant to the terms of the Subscription Agreement. On April 22, 2005, the Company entered into a Subscription Agreement with an Investor whereby the Company sold an additional 20,000 Shares and Warrants to purchase an additional 20,000 Warrant Shares. At December 31, 2005, the Warrants, including those granted on April 22, 2005, weighted average exercise price was $3.91 with a remaining contractual life of 3.9 years.

In March 2005, the Company issued 177,000 warrants (including 150,000 capitalized as part of the acquisition of SurgiCount) to purchase shares of common stock at $5.27 per share to various consultants. The warrants are immediately exercisable and have a five-year life. The warrants were valued at $633,163 and, depending on the nature of the consulting services received by the Company, were either capitalized or expensed.

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

In April 2005, the Company issued 100,000 warrants to purchase shares of common stock at $5.85 per share to a consultant. The warrants vest over a 12 month period and have a five-year life. The warrants were valued at $397,340 of which $264,893 has been expensed.

In September 2005, the Company issued 12,500 warrants to purchase shares of common stock at $3.55 per share to a consultant. The warrants vest over a 12 month period and have a three-year life. The warrants were valued at $24,600 of which $17,402 has been expensed.

In October 2005, the Company issued 25,000 warrants to purchase shares of common stock at $3.26 per share to a consultant. The warrants vest over a 12 month period and have a three-year life. The warrants were valued at $45,180 of which $11,295 has been expensed.

Warrants granted during the year ended December 31, 2005, were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, three to five years and 83%, respectively. As of December 31, 2005, all warrants issued to the consultants remain outstanding.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

13. STOCK REPURCHASE PROGRAM

In May 2005, the Board of Directors authorized a stock repurchase program under which up to 150,000 shares of the Company’s common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow the Company the flexibility to repurchase its common stock to potentially reduce stock dilution and seek to improve its long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. During the year ended December 31, 2005, the Company repurchased 10,611 shares of common stock for $36,931. During the year ended December 31, 2004 the Company did not repurchase any shares of common stock and during the year ended December 31 2003, the Company repurchased 88,500 shares of common stock for $25,661. Although the Company’s stock repurchase program remains in place, the Company does not currently intend to make a material amount of repurchases. Future repurchases, if any, will depend on subsequent developments, corporate needs and market conditions. If subsequent developments occur or corporate needs and market conditions change that might cause the Company to make one or more repurchases, the Company would not necessarily make a public announcement about it at that time.

14. STOCK OPTION PLANS

On September 9, 1997, the Company’s stockholders approved two Stock Option Plans: a Stock Incentive Plan (“SIP”) to be offered to the Company’s consultants, officers and employees (including any officer or employee who is also a director of the Company) and a Non-Statutory Stock Option Plan (“SOP”) to be offered to the Company’s “outside” directors, (i.e., those directors who are not also officers or employees of the Company). As of December 31, 2005, there were no outstanding options to purchase the Company’s common stock and no options available for future issuance under either the SIP or the SOP.

In September 2005, the Board of Directors of the Company approved the Amended and Restated 2005 Stock Option and Restricted Stock Plan (the “2005 SOP”) and the Company’s stockholders approved the Plan in November 2005. The Plan reserves 2,500,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non-employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant. As of December 31, 2005, the Company has granted a total 469,558 shares of restricted stock of which 279,254 are vested. Of the total amount of restricted stock granted, 438,046 shares were granted from our 2005 SOP, of which 263,498 are vested. For the year ended December 31, 2005, the Company recorded compensation expense of $1,978,078 related to these shares of restricted stock.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following is a summary of the activity of the Stock Option Plans:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Per Share Option Price	Weighted Average Exercise Price
December 31, 2002	78,750	61,875	$3.22 - 4.67	$3.80

December 31, 2003	78,750	61,875	$3.22 - 4.67	$3.80
Grants	(78,750)	78,750	$0.50	$0.50
Exercises		(78,750)	$0.50	$0.50
Cancellations	56,250	(56,250)	$3.22 - 3.83	$3.71

December 31, 2004	56,250	5,625	$4.67	$4.67
Adoption of Amended 2005 SOP	2,500,000
Exercises		(5,625)	$4.67	$4.67
Restricted Stock Awards	(438,046)
Grants	(1,044,000)	1,044,000	$3.75 - 5.27	$5.02

December 31, 2005	1,074,204	1,044,000	$3.75 - 5.27	$5.02

Options exercisable at:
December 31, 2003	61,875	$3.22 - 4.67	$3.80
December 31, 2004	5,625	$4.67	$4.67
December 31, 2005	220,125	$5.27	$5.27

The outstanding options, all of which are issued under the 2005 SOP, have a remaining contractual life of approximately 9.39 years.

15. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2004 the Company’s corporate offices were initially provided at no cost by Ault Glazer & Company Investment Management LLC ("Ault Glazer"). During the year ended December 31, 2005, the Company paid approximately 75% of the base rent on the corporate offices and Ault Glazer, based upon their usage of the facilities, paid the remaining base rent. Ault Glazer is a private investment management firm that manages an estimated $20 million in individual client accounts and private investment funds. Ault Glazer has been given discretionary authority to buy, sell, and vote securities on behalf of each of those client accounts and funds. Together, Milton “Todd” Ault III (“Ault”), the Chairman and Chief Executive Officer of the Company at December 31, 2005, and Louis Glazer, Chief Health and Science Officer and Class I Director of the Company, and Melanie Glazer, Manager of AGB Propeties, (together, the “Glazers”) own approximately 69% of the outstanding membership interests in Ault Glazer. As of December 31, 2005, Ault Glazer, Ault and the Glazers indirectly beneficially own or control approximately 25% of the outstanding common stock of the Company and beneficially own approximately 98.2% of the outstanding preferred stock of the Company.

At December 31, 2005 and 2004, the Company had an amount due from Strome Securities of  $8,636 and $65,735, respectively, recorded in other current assets. Until October 31, 2005, the Company maintained a brokerage account with Strome Securities and until December 31, 2004, Ault was a registered representative of Strome Securities. Beginning November 1, 2005, the Company moved its brokerage account from Strome Securities to AGB Securities, Inc., a related party.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company entered into a services agreement with Excelsior, which terminated at December 31, 2003, whereby the Company provided Excelsior with certain services. The Company received a management fee of not less than $15,000 per month as determined by Excelsior's board of directors. Additionally, the Company’s chief financial officer served in that capacity for Excelsior and his salary and benefits were allocated between Excelsior and the Company on an 80/20 basis. During the years ended December 31, 2005, 2004, and 2003, the Company earned $0, $0 and $180,000, respectively, in management fees and was reimbursed $0, $0 and $144,000, respectively, for salary and benefits for the Company's chief financial officer, which was recorded as a reduction of expenses by the Company.

AGB Properties

On April 28, 2005, the Company purchased 0.61 acres of vacant land in Springfield, Tennessee from a related party. The purchase price consisted of approximately $90,000 in cash, 20,444 shares of common stock and 10,221 warrants to purchase common stock at an exercise price of $4.53 and a 5 year contractual life valued at approximately $85,619.

IPEX, Inc.

On June 30, 2005, the Company formalized the terms of a consulting agreement, consented to by IPEX, whereby the Company was retained by Wolfgang Grabher, the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX, to serve as a business consultant to IPEX. At June 30, 2005, Mr. Grabher owned 18,855,900 shares of IPEX's 28,195,566 outstanding shares of common stock and granted Mr. Ault, the Company’s Chairman and Chief Executive Officer at that time, an irrevocable voting proxy for his shares. At December 31, 2005, the Company held 7.8% of IPEX’s outstanding shares of common stock. On June 30, 2005, the Company agreed with IPEX as to the scope of such consulting services and the consideration for such services. The Company has provided and/or will provide if reasonably necessary within the next 12 months, the following services to IPEX: (a) substantial review of IPEX's business and operations in order to facilitate an analysis of IPEX's strategic options regarding a turnaround of IPEX's business; (b) providing advice in the following areas: (i) identification of financing sources; (ii) providing capital introductions of financial institutions and/or strategic investors; (iii) evaluation and recommendation of candidates for appointment as officers, directors or employees; (iv) making personnel of the Company available to IPEX to provide services to IPEX on a temporary or permanent basis; (v) evaluation and/or negotiation of merger or sale opportunities, or such other form of transaction or endeavor which IPEX may elect to pursue; and (vi) providing any other services as are mutually agreed upon in writing by the Company and Wolfgang Grabher from time to time; and (c) assisting IPEX in installing a new management team.

The Company has performed a significant amount of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations; (ii) the execution of two purchase agreements for the purchase of certain intellectual property assets; (iii) the hiring of a Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development; and (iv) the appointment of two members to the Board of Directors of IPEX. The Company initially valued the amount of the consulting services at $1,331,250, which was due on August 15, 2005. The Company received 500,000 shares of IPEX common stock in December 2005 as payment for the services. At the time of payment, the fair market value of IPEX common stock had decreased by approximately 33%. Accordingly, we have reduced the initial value of the consulting services by the amount of the decrease in the fair market value of IPEX common stock, $675,000. As a result of the decrease in the fair market value of IPEX common stock, the Company now expects to ultimately recognize $656,250 in revenue as a result of this agreement, of which approximately $552,375 has been recognized and approximately $103,875 has been deferred. Management expects that it will recognize the deferred revenue during the six months ended June 30, 2006.

The Company's former Chairman and Chief Executive Officer and significant beneficial owner of the Company, Milton "Todd" Ault III, is currently a director of IPEX. Further, the Chief Executive Officer of ASG served as an IPEX director and member of IPEX's Audit Committee from August 2005 through January 2006.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Digicorp

At December 31, 2005, the Company had an investment in Digicorp recorded in long-term investments. The Company’s Chief Financial Officer, William B. Horne, is also Chief Financial Officer of Digicorp and a director of the Company. Alice M. Campbell is also a director of Digicorp. Further, certain Company officers and directors, both past and present, served in various management and director roles at Digicorp.

Loans

Both during and subsequent to the year ended December 31, 2005, the Company received loans from AGB Acquisition Fund. Ault Glazer Bodnar & Company Investment Management, LLC (“AGB & Company IM”) is the managing member of AGB Acquisition Fund. The managing member of AGB & Company IM is Ault Glazer Bodnar & Company, Inc. (“AGB & Company”). The Company’s former Chairman and Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of AGB & Company. The Company’s Chief Financial Officer, William B. Horne, is also Chief Financial Officer of AGB & Company. Melanie Glazer, Manager of the Company’s subsidiary AGB Properties is also a director of AGB & Company.

Due from Related Paties

At December 31, 2005, the Company had an amount due from related parties of approximately $85,000 recorded in other current assets. This amount relates to an allocation of expenses from the Company to the related parties.

16. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Federal net operating loss carryforward	$4,000,000	$2,910,000
State net operating loss carryforward	279,000	171,000
Stock based compensation	1,077,000
Other	26,000	18,000
Total deferred tax asset	5,382,000	3,099,000
Deferred tax liability:
Book and tax bases difference arising from purchased patents	(1,590,045)
Total net deferred tax asset	3,791,955	3,099,000
Less valuation allowance	(5,382,000)	(3,099,000)
Net deferred tax liability	$(1,590,045)	$—

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company’s loss for the year ended December 31, 2005, the Company has provided a valuation allowance in the amount of $5,382,000, an increase of $2,283,000. The amount of deferred tax asset considered realizable could change in the near term if projected future taxable income is realized. A component of the Company’s deferred tax assets are net operating loss carryforwards of approximately $11,765,000 and $8,559,000 at December 31, 2005 and 2004, respectively. A greater than 50% change in the ownership of the Company’s common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to the Internal Revenue Code Section 382. The Company believes that such a change occurred during the year ended December 31, 2004. Based upon an analysis of purchase transactions of the Company’s equity securities, the Company believes the net operating loss carryforward utilization, attributed to losses incurred prior to December 31, 2004, is limited to approximately $755,000 per year. The federal and state net operating losses will begin to expire in 2011 and 2015, respectively.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For the years ended December 31, 2005, 2004 and 2003, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2005	2004	2003
Federal statutory tax rate	(34.00)%	(34.00)%	(34.00)%
State and local income taxes, net of federal tax Benefit	0.01	(2.00)	(1.97)
Non deductible items	1.76	(0.25)	0.48
Valuation allowance	30.61	36.25	35.49

Total effective tax rate	(1.62)%	—%	—%

17. COMMITMENTS AND CONTINGENCIES

Operating Lease

During August 2005, the Company entered into an operating agreement for office space for Surgicount.  The lease requires monthly payments of $4,174 from October 1, 2005 through September 30, 2006 and $4,341 from October 1, 2006 through September 30, 2007.  In 2006, the Company formalized a sub-lease agreement with AGB & Company, a related party, for use of its corporate office. The sub-lease agreement extends through February 2011, with a 5-year extension option under certain conditions. The lease terms of this sublease agreement are reflected in the lease commitment schedule. Future minimum annual rent payments under these leases are as follows:

December 31,
2006	2007	2008	2009	2010	Thereafter	Total

$131,258	$138,776	$102,698	$105,779	$108,952	$18,159	$605,622

Rent expense during the years ended December 31, 2005, 2004 and 2003 was $88,368, $76,276 and $71,942, respectively.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a new lawsuit (the “new Leve Lawsuit”) against the Company, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). The new Leve Lawsuit attempts to collect a federal default judgment of $5,014,000 entered against only two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against a number of additional entities who are not judgment debtors. Further, the new Leve Lawsuit attempts to enforce the plaintiffs default judgment against entities who were dismissed on the merits from the underlying action in which plaintiffs obtained their default judgment. An unfavorable outcome in the lawsuit, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes the lawsuit is without merit and intends to vigorously defend itself. These consolidated financial statements do not include any adjustments for the possible outcome of this uncertainty.

Employment Agreements

The Company has entered into employment agreements with certain of its executives, which provide for annual base compensation plus, in most cases, bonuses and other benefits.  As of December 31, 2005, approximate future annual base compensation under these agreements are as follows:

Years ended December 31,
2006	2007	2008	2009	2010	Total

$600,000	$483,333	$275,000	$150,000	$150,000	$1,658,333

Clinical Trial Research Grant

In April 2005, the Company entered into a Clinical Trial Agreement with Brigham and Women’s Hospital (“BWH”), an affiliate of Harvard Medical School, for BWH to conduct a clinical study of the Company’s Safety-SpongeTM System. Under terms of the agreement, BWH will collect data on how the Safety-SpongeTM System saves time, reduces costs and increases patient safety in the operating room. The study will also continue to refine the system's technical processes in the operating room to provide clear guidance and instruction to hospitals, easily integrating the Safety-SpongeTM System into operating rooms. BWH received a non-exclusive license to use the Safety-SpongeTM System, while the Company retains the right to all technical innovations and other intellectual properties derived from the study. Subject to termination, as provided for in the agreement, the Company has committed to fund a research grant in the aggregate amount of approximately $431,000 payable at defined stages of the study. At December 31, 2005 approximately $108,000 was expensed and recorded in the consolidated financial statements under this agreement. The clinical trials are expected to be completed around September 2006.

18. SEGMENT REPORTING

The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The segment information provided reflects the three distinct lines of business within the Company’s organizational structure: medical products, which consists of SurgiCount, a provider of patient safety devices, health care solutions, which consists of Patient Safety Consulting Group, LLC, and financial services and real estate, which consists of AGB Properties, AGB Merchant Capital and ASG. Unallocated corporate expenses are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment.

Transactions between segments are not common and are not material to the segment information. Some business activities that cannot be classified in the aforementioned segments are shown under “corporate”.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Segment information for the years ended December 31, 2005, 2004 and 2003 is as follows:

2005		2004	2003
Medical Products
Revenue	—	—	—
Net loss	$(2,387,519)	—	—
Total Assets	$6,391,607	—	—

Health Care Solutions
Revenue	—	—	—
Net loss	$(396,912)	—	—
Total Assets	—	—	—

Financial Services and Real Estate
Revenue	$562,374	—	—
Net income (loss)	$1,681,261	$536,454	$(44,722)
Total Assets	$9,222,448	$5,808,672	$2,955,169

Corporate
Revenue	—	—	$180,000
Net loss	$(4,804,353)	$(2,945,211)	$(1,096,367)
Total Assets	$419,810	$1,125,571	$302,863

Total
Revenue	$562,374	—	$180,000
Net loss	$(5,907,523)	$(2,408,757)	$(1,141,089)
Total Assets	$16,033,865	$6,934,243	$3,258,032

19. SELECTED QUARTERLY RESULTS (UNAUDITED)

	March 31	June 30	September 30	December 31

2005 Quarter Ended
Total assets	$11,793,900	$11,788,107	$10,798,123	$16,033,865
Revenues	$—	$586,627	$29,693	$(53,946)
Operating loss	$(2,121,673)	$(1,568,643)	$(2,098,739)	$(2,142,064)
Net loss	$(1,784,212)	$(1,770,433)	$(2,155,314)	$(197,564)
Basic and diluted net loss per common share	$(0.37)	$(0.33)	$(0.39)	$(0.04)

2004 Quarter Ended
Total assets	$3,156,465	$3,092,669	$2,748,527	$6,934,243
Revenues	$—	$—	$—	$—
Operating loss	$(292,848)	$(393,789)	$(1,287,315)	$(950,031)
Net income (loss)	$(140,446)	$29,644	$(1,315,172)	$(982,783)
Basic and diluted net income (loss) per common share	$(0.05)	$0.00	$(0.42)	$(0.25)

20. SUBSEQUENT EVENTS

On January 12, 2006, Steven J. Caspi (“Caspi”) loaned $1,000,000 to Automotive Services Group, LLC (“ASG”), an Alabama limited liability company which is 50% owned by the Company’s wholly owned subsidiary AGB Merchant Capital. As consideration for the loan, ASG issued Caspi a promissory note in the principal amount of $1,000,000 (the “Caspi Note”) and granted Caspi a mortgage on certain real estate owned by ASG and a security interest on all personal property and fixtures located on such real estate as security for the obligations under the Caspi Note. In addition, the Company entered into an agreement guaranteeing ASG’s obligations pursuant to the Caspi Note and Caspi received warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The Company allocated approximately $92,000 as the estimated value of the warrants. The Caspi Note accrues interest at the rate of 10% per annum, which together with principal, is due to be repaid on July 13, 2006.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

From January 11, 2006 through March 6, 2006 AGB Acquisition Fund, a related party, loaned the Company a total $442,750, of which $340,750 was repaid on February 8, 2006. As consideration for the outstanding balance of $102,000, the Company issued AGB Acquisition Fund secured promissory notes in the principal amount of $102,000 (the “Notes”), and entered into a security agreement granting AGB Acquisition Fund a security interest in the Company’s personal property and fixtures, inventory, products and proceeds as security for the Company’s obligations under the Notes. The Notes accrue interest at the rate of 7% per annum, which together with principal are due to be repaid sixty days from the dates the notes were issued and will begin to expire on April 24, 2006. At the option of the Company, payments of principal and interest may be paid by exchange of any securities owned by the Company valued on the day before the maturity date of the Note.

During the three months ended March 31, 2005, the Company borrowed against 255,000 shares of Digicorp common stock and 95,000 shares of IPEX common stock and has therefore pledged these shares to a financial institution as discussed in Note 2.

On February 8, 2006, AGB Acquisition Fund loaned $686,945 to ASG. As consideration for the loan, ASG issued AGB Acquisition Fund a secured promissory note in the principal amount of $686,945 (the “Note”) and granted a real estate mortgage in favor of AGB Acquisition Fund relating to certain real property located in Jefferson County, Alabama (the “Property”). The Note bears interest at the rate of 10% per annum and is due on April 10, 2006, or within 30 days thereafter. AGB Acquisition Fund received warrants to purchase 20,608 shares of the Company’s common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. The Company allocated approximately $44,000 as the estimated value of the warrants. As security for the performance of ASG’s obligations pursuant to the Note, ASG granted AGB Acquisition Fund a security interest in all personal property and fixtures located at the Property.

On March 7, 2006 the Company entered into a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) with AGB Acquisition Fund. The Revolving Line of Credit allows the Company to request advances of up to $500,000 from AGB Acquisition Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six month periods upon mutual agreement of the parties. Each advance under the Revolving Line of Credit will be evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit must be repaid with interest at the Prime Rate plus 1% within 60 days from issuance and will be convertible into shares of the Company’s common stock at the option of AGB Acquisition Fund at a price of $3.10 per share. The obligations of the Company pursuant to such secured promissory notes will be secured by the Company’s assets, personal property and fixtures, inventory, products and proceeds therefrom.

On March 15, 2006 the Company, AGB Merchant Capital, Automotive Services Group, LLC (“ASG”) and Darell W. Grimsley, Jr. entered into a Unit Purchase Agreement (the “Agreement”) for AGB Merchant Capital to purchase a 50% equity interest (the “Membership Interest”) in ASG from Mr. Grimsley. After completing the transaction, AGB Merchant Capital now owns 100% of the outstanding equity interests in ASG. ASG was formed to develop and operate automated car wash sites under the trade name “Bubba’s Express Wash”. ASG’s first site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006. As consideration for the Membership Interest, the Company issued Mr. Grimsley 200,000 shares of the Company’s common stock. The Company plans to change the name of AGB Merchant Capital to Automotive Services Group, Inc. to reflect the subsidiaries primary holding, Automotive Services Group, LLC (“ASG”).

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

On February 3, 2006, Winstar Global Media, Inc. (“WGM”) filed a lawsuit against the Company. The WGM lawsuit attempts to collect upon the $1,000,000 note between the Company and Winstar discussed in Note 9. The Company believes the lawsuit is without merit and intends to vigorously defend itself.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On July 6, 2004, Ernst & Young, LLP (“E&Y”) indicated to the Company that, due to economic reasons, E&Y would not stand for re-election as the Company’s independent accountants for the year ended December 31, 2004 and that the client auditor relationship between the Company and E&Y will cease upon the filing of the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2004, which Form 10-Q was filed August 16, 2004. As such, there was a change in accountants. However, the decision to change accountants was not presented to, recommended or approved by the Audit Committee or the Board. During the Company’s fiscal years ended December 31, 2002 and 2003, and through August 16, 2004, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused E&Y to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements. During the Company’s fiscal years ended December 31, 2002 and 2003, and through August 16, 2004, there were no “reportable events” as set forth in Item 304(a)(1)(v) of Regulation S-K.

As a result of the resignation of E&Y, the Company, upon the approval and recommendation of the Audit Committee (which consisted solely of directors who are not “interested persons” of the Company), engaged Rothstein, Kass & Company, P.C. (“Rothstein Kass”) on October 28, 2004 to succeed E&Y as the Company’s independent accountants. Prior to this engagement, Rothstein Kass had not performed any services on behalf of the Company or been consulted in respect of the Company during the Company’s two most recent fiscal years or any subsequent interim period until October 28, 2004. Rothstein Kass has advised the Company that neither the firm nor any present member or associate of it has any material financial interest, direct or indirect, in the Company or its subsidiaries.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

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

The current directors of the company are as follows: Brigadier General (Ret.) Lytle Brown III (Class I Director (Served since 2004) - nominated for re-election to the Board for a three-year term expiring in 2007); Alice Campbell (Class II Director (Served since 2004) - term expiring in 2005); Herbert Langsam (Class II Director - (Served since 2004) - term expiring in 2005); Arnold Spangler (Class III Director (Served since January 7, 2006) - term expiring in 2006); and Louis Glazer, M.D., Ph.G (Class III Director (Served since 2004) - term expiring in 2006).

All of the Company’s directors are independent with the exception of Louis Glazer, M.D., Ph.G.

Common Stock Directors

Arnold Spangler, age 57, was elected by the Board of Directors to serve as a Class III Director of the Company on January 7, 2006 to fill the vacancy created by the resignation of Milton “Todd” Ault, III effective January 9, 2006. From 1993 through 2005 Mr. Spangler was Managing Director of Macuso & Co., a private merchant banking and equity firm which arranges and participates in leveraged buyout acquisitions. Mr. Spangler is currently on advisory boards of NYPPE Holdings, LLC and Total Equips, Inc., both private companies.

Alice M. Campbell(1), (2), age 56, has served as a Class II Director of the Company since October 22, 2004. Ms. Campbell also currently serves as an investigator and consultant, specializing in research and litigation services, financial investigations and computer forensics, for major companies and law firms throughout the United States. Ms. Campbell is a certified fraud specialist, as well as a certified instructor for the Regional Training Center of the United States Internal Revenue Service (the “IRS”) and for the National Business Institute. Previously, Ms. Campbell served as a special agent for the United States Treasury Department where she conducted criminal investigations and worked closely with the United States Attorney’s Office and with several federal agencies, including the IRS, Federal Bureau of Investigation, Secret Service, Customs Service, State Department, Drug Enforcement Agency, Bureau of Alcohol, Tobacco and Firearms and U.S. Postal Service. Ms. Campbell currently serves as a director of Digicorp (OTCBB: DGCO). Ms. Campbell served as a director of IPEX, Inc. (OTCBB: IPEX) and Chairman of its Audit Committee from June 23, 2005 until January 30, 2006. Ms. Campbell received her B.A. from the University of North Carolina, Chapel Hill and has attended various specialized schools dealing with financial matters.

Brigadier General (Ret.) Lytle Brown III(1), (2), age 73, has served as a Class I Director of the Company since October 22, 2004. Mr. Brown also currently serves as a senior tax professional with H&R Block Inc., in Nashville, Tennessee. In addition, Mr. Brown owns and manages Marmatic Enterprises, a private company in Nashville, Tennessee that manages and invests in residential real estate principally in Tennessee and Florida. Mr. Brown is a former partner and executive vice president of Hart Freeland Roberts, Inc., one of the largest architectural engineering firms in Tennessee. Mr. Brown previously served as the head of the United States Army Corps of Engineers from 1984 to 1988, during which time he acted as commander of all engineering in Tennessee, as well as engineering units in Louisiana and Mississippi. Mr. Brown received his B.S. in engineering from Vanderbilt University and his J.D. from the Nashville School of Law.

Preferred Stock Directors

Louis Glazer, M.D., Ph.G. , age 74, is the Company’s Chairman and Chief Executive Officer, is Chief Health and Science Officer of the Company’s wholly owned subsidiary Patient Safety Consulting Group, LLC (f/k/a Franklin Medical Products, LLC) and has served as a Class III Director of the Company since October 22, 2004. Dr. Glazer also currently serves as a member of AGB & Company IM’s advisory board and as an independent biotechnology and medical consultant. Until 2002, Dr. Glazer served as the chief anesthesiologist and medical director for the Vitreo-Retinal Clinic in Memphis, Tennessee. Prior to that, Dr. Glazer taught obstetrics anesthesia at the University of Tennessee, while practicing anesthesiology at Baptist East Hospital, Methodist Hospital, St. Francis Hospital and Baptist Memorial Hospital in Memphis, Tennessee. Dr. Glazer was also responsible for establishing anesthesia programs at Baptist Memorial Hospital and Methodist Hospital South in Memphis, Tennessee. Dr. Glazer received his B.S. in pharmacy from the University of Oklahoma and his M.D. from the University of Bologna School of Medicine in Italy.

Herbert Langsam(1), (2), age 74, has served as a Class II Director of the Company since October 22, 2004. Mr. Langsam also currently serves as president of Medicare Recoveries, Inc., a private company located in Oklahoma City, Oklahoma focused on providing Medicare claims and recovery services. Mr. Langsam serves as a member of the board of trustees for the Geriatric Research Drug Therapy Institute and as an adjunct professor at the University of Oklahoma Pharmacy School. Previously, Mr. Langsam was the founder, president and chief executive officer of Langsam Health Services, a conglomerate of health care companies that serviced 17,000 long-term care residents, that was acquired by Omnicare, Inc. in 1991. Mr. Langsam also served as the vice president of pharmacy services for Omnicare, Inc. following its acquisition of Langsam Health Services. Mr. Langsam received his B.S. in pharmacy from the University of Oklahoma.

(1) Member of Compensation Committee; (2) Member of Audit Committee

Executive Officers

The executive officers of the Company as of March 26, 2006 are as follows:

Name and Age	Title	Served as an Officer Since
Louis Glazer, M.D., Ph.G. (74)	Chief Executive Officer and Chief Health and Science Officer of Patient Safety Consulting Group, LLC (f/k/a Franklin Medical Products, LLC)	2005
William B. Horne (37)	Chief Financial Officer and Principal Accounting Officer	2005
Lynne Silverstein (35)	President and Secretary	2004
Richard Bertran (44)	President of Surgicount Medical, Inc.	2005
James Schafer (59)	Chief Operating Officer of Surgicount Medical, Inc.	2005

Certain family relationships exist among the directors, executive officers and/or significant employees of the Company. Specifically, Lynne Silverstein, the President and Secretary of the Company, is the step-daughter of Louis Glazer. Louis Glazer is the Company’s Chairman and Chief Executive Officer, a Class III Director of the Company and Chief Health and Science Officer of the Company’s wholly owned subsidiary Patient Safety Consulting Group, LLC (f/k/a Franklin Medical Products, LLC). In addition, Louis Glazer and Melanie Glazer are husband and wife. Melanie Glazer is the Manager of our wholly owned subsidiary Ault Glazer Bodnar Capital Properties, LLC (f/k/a Franklin Capital Properties, LLC).

Executive Officers

Louis Glazer, M.D., Ph.G., age 74, Chief Executive Officer and Chief Health and Science Officer of Patient Safety Consulting Group, LLC. For additional information about Dr. Glazer, please see the Directors’ biographical information section above.

William B. Horne, age 37, Chief Financial Officer and Principal Accounting Officer. Since July 5, 2005, Mr. Horne has been the Chief Financial Officer and a director of Ault Glazer Bodnar & Company, Inc., which is the managing member of AGB & Company IM. Mr. Horne has been Chief Financial Officer of Digicorp (OTCBB: DGCO) and a director of Digicorp since July 20, 2005. From September 30, 2005 until December 29, 2005, Mr. Horne also served as Digicorp’s Chief Executive Officer and Chairman of Digicorp’s Board of Directors. Since January 2002, Mr. Horne has provided strategic financial consulting services to private and public companies. From May 2002 to April 2005, Mr. Horne held the position of Chief Financial Officer of Alaska Wireless Communications, a privately held advanced cellular communications company. From November 1996 to December 2001, Mr. Horne held the position of Chief Financial Officer of The Phoenix Partners, a venture capital limited partnership located in Seattle, Washington.

Lynne Silverstein, age 35, President and Secretary. Ms. Silverstein has been Chief Executive Officer of Ault Glazer Bodnar & Company, Inc. since October 2003. Prior thereto, she was Director of Operations since January 2001, having joined Ault Glazer Bodnar & Company, Inc. in January 1999 as a Manager. From February 1996 to October 1998 she was employed by STV Communications, a media content and preview kiosk company, serving as Marketing Director since February 1998. Ms. Silverstein received her B.S. in Communications from the University of Miami.

Richard Bertran, age 44, President of Surgicount Medical, Inc. From September 2002 until July 2005, Mr. Bertran was Director of North American Sales for eNGENUITY Technology, a company in the visualization and simulation software industry. From 1988 to 1998, Mr. Bertran served as Western Regional Sales Manager for Maxxim Medical, a company that creates and packages custom surgical packs.

James Schafer, age 59, Chief Operating Officer of Surgicount Medical, Inc. From October 2004 until July 2005, Mr. Schafer was Supply Chain Manager for Nypro, Inc., a custom injection molder serving the medical and telecommunications markets. From February 2004 until October 2004, Mr. Schafer was Material Manager for C. Brewer, a custom injection molder serving the medical, electronic and sports markets. From 2002 until 2004, Mr. Schafer was a supply chain and inventory management consultant for small to mid-sized privately held plastic companies. From 1999 to 2002, Mr. Schafer was Vice President of Purchasing for United Plastics Group, Inc., a manufacturer of custom injection molded plastic parts and sub-assemblies serving the automotive, electronic, medical and telecommunications markets.

Certain Significant Employees

Melanie Glazer, age 64, Manager of Ault Glazer Bodnar Capital Properties, LLC. Mrs. Glazer co-founded Ault Glazer Bodnar & Company, Inc. in 1998 and serves as a Banking/Special Situations Analyst. Mrs. Glazer began her career in banking in 1976 as Officer of United American Bank, responsible for business development, government relations and public relations. From 1978 to 1985 she was Vice President of Investors Savings & Loan Association in Nashville, Tennessee, where she managed a branch office and was responsible for business development, advertising for all offices, public relations, and was in charge of the savings incentive program. Mrs. Glazer joined Dobson & Johnson, Inc. in 1986, where she was a Real Estate Broker. In 1989, Mrs. Glazer established her own realty company, Morris Glazer Realty, which she ran successfully until 2003. Ms. Glazer received her B.A. in History in 1964 from George Peabody College, part of Vanderbilt University.

Darrell W. Grimsley, Jr., age 39, Chief Executive Officer of Automotive Services Group, LLC. Mr. Grimsley has been a practicing attorney during the last five years. From May 1, 1999 to present, Mr. Grimsley has been managing member of D.W. Grimsley, Jr., LLC, a law firm practicing in the areas of credit, toxic torts, employment law, due diligence reporting and business consulting and advising. From October 1, 2003, Mr. Grimsley has been managing member of The Bankruptcy Group, LLC a law firm focusing on business and consumer bankruptcy law. Mr. Grimsley was a director of Digicorp (OTCBB: DGCO) from July 16, 2005 until December 29, 2005. Mr. Grimsley was a director of IPEX, Inc. (OTCBB: IPEX) from August 30, 2005 until February 2, 2006.

Audit Committee

The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements. The Audit Committee is presently composed of three persons, including Messrs. Herbert Langsam and Lytle Brown III and Ms. Alice Campbell, each of whom are considered independent under the rules promulgated by AMEX and under Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and each of whom is financially literate as required by the rules of AMEX. Ms. Campbell serves as Chairman of the Audit Committee. The Board has determined that Ms. Campbell is an “audit committee financial expert” as defined under Item 401 of Regulation S-K, and “financially sophisticated” as defined by the rules of AMEX.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2005:

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Louis Glazer, M.D., Ph.G., Officer and Director	2	3	0
William B. Horne, Officer	2	1	0
Lynne Silverstein, Officer	2	3	0
Alice Campbell, Director	4	6	0
Herbert Langsam, Director	5	8	0
Lytle Brown, III, Director	4	7	0
Milton “Todd” Ault, III, Former Officer and Former Director	5	7	0
Philip Gatch, Former Officer	3	2	0

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended December 31, 2005 who earned compensation exceeding $100,000 during 2005 (the “named executive officers”), for services as executive officers for the last three fiscal years.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($) (3)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Louis Glazer, M.D., Ph.G.,	2005	120,000	750	2,582	92,640 (4)	90,000	---	---
Chief Executive Officer	2004	---	---	---	---	---	---	---
(1)	2003	---	---	---	---	---	---	---

Milton “Todd” Ault III,	2005	150,000	750	748	92,640 (5)	90,000	---	---
Former Chief Executive	2004	---	---	---	---	---	---	$500 (2)
Officer	2003	---	---	---	---	---	---	---

Lynne Silverstein,	2005	120,000	---	591	46,320 (6)	45,000	---	---
President and Secretary	2004	---	---	---	---	---	---	---
	2003	---	---	---	---	---	---	---

William B. Horne,	2005	75,000	750	368	94,333 (7)	78,000	---	---
Chief Financial Officer	2004	---	---	---	---	---	---	---
	2003	---	---	---	---	---	---	---

Richard Bertran,	2005	92,500	750	433	36,000 (8)	200,000	---	---
President of	2004	---	---	---	---	---	---	---
Surgicount Medical, Inc.	2003	---	---	---	---	---	---	---

James Schafer,	2005	39,807	750	361	50,000 (9)	125,000	---	---
Chief Operating Officer	2004	---	---	---	---	---	---	---
of Surgicount Medical,	2003	---	---	---	---	---	---	---
Inc.

(1)	Dr. Glazer was appointed Chief Executive Officer on January 7, 2006.
(2)	Amount represents compensation for attendance at a meeting of the Board of Directors.
(3)	Amount represents long term disability premiums and Life Insurance premiums paid by the Company.
(4)	Amount represents 24,000 shares issued for services and valued at $3.86 per share.
(5)	Amount represents 24,000 shares issued for services and valued at $3.86 per share.
(6)	Amount represents 12,000 shares issued for services and valued at $3.86 per share.
(7)	Amount represents 26,284 shares issued for services and valued at $3.59 per share.
(8)	Amount represents 10,000 shares issued for services and valued at $3.60 per share.
(9)	Amount represents 15,244 shares issued for services and valued at $3.28 per share.

OPTIONS GRANT TABLE

The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2005. The Company did not have any outstanding stock appreciation rights (“SARs”) as of December 31, 2005.

Option/SAR Grants in Last Fiscal Year
Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term		Alternative to (f) and (g): Grant Date Value
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date	5% ($)	10% ($)	Grant Date Present Value ($) (1)
Louis Glazer, M.C., Ph.G.	90,000	100%	$5.267	3/30/2015	---	---	$262,768
Milton “Todd” Ault, III	90,000	100%	$5.267	3/30/2015	---	---	$262,768
Lynne Silverstein	45,000	100%	$5.267	3/30/2015	---	---	$131,384
William B. Horne	78,000	100%	$5.267	3/30/2015	---	---	$227,732
Richard Bertran	200,000	100%	$5.000	7/18/2015	---	---	$343,195
James Schafer	125,000	100%	$5.000	8/08/2015	---	---	$186,324

(1)
The value shown was calculated utilizing the Black-Scholes option pricing model and are presented solely for the purpose of comparative disclosure in accordance with certain regulations of the Securities and Exchange Commission. This model is a mathematical formula used to value traded stock price volatility. The actual value that an executive officer may realize, if any, is dependent on the amount by which the stock price at the time of exercise exceeds the exercise price. There is no assurance that the value realized by an executive officer will be at or near the value estimated by the Black-Scholes model. In calculating the grant date present values, the Company used the following assumptions: (a) expected volatility of approximately 155%; (b) risk-free rate of return of approximately 3.75%; (c) no dividends payable during the relevant period; and (d) exercise at the end of a 3 year period from the date of grant.

Aggregate Option Exercises and Fiscal Year-End Option Values

The following table sets forth information with respect to the named executive officers concerning the year-end value of in-the-money options and the value of unexercised options as of December 31, 2005. No options were exercised by the named executive officers during the fiscal year ended December 31, 2005.

Name (a)	Shares acquired on exercise (#) (b)	Value realized ($) (c)	Number of securities underlying unexercised options/SARs at FY-end (#) Exercisable/ Unexercisable (d)	Value of unexercised in- the-money options/SARs at FY-end ($) Exercisable/ Unexercisable (e)
Louis Glazer, M.D., Ph.G.	---	---	36,000 / 54,000	--- / ---
Milton “Todd” Ault, III	---	---	36,000 / 54,000	--- / ---
Lynne Silverstein	---	---	18,000 / 27,000	--- / ---
William B. Horne	---	---	19,500 / 58,500	--- / ---
Richard Bertran	---	---	--- / 200,000	--- / ---
James Schafer	---	---	--- / 125,000	--- / ---

Compensation of Directors

As of December 31, 2005, each director of the Company is eligible to receive a fee of $500 plus reimbursement of expenses incurred in attending each board meeting. In addition, directors are eligible to receive grants of restricted stock and/or stock options pursuant to the Company’s compensation plans which are described below.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee members currently are Messrs. Herbert Langsam and Lytle Brown III and Ms. Alice Campbell, each of whom is independent under the rules promulgated by AMEX. Each member of the Compensation Committee is a “non-employee director” for purposes of Rule 16b-3 under Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code. Mr. Langsam serves as the Chairman of the Compensation Committee. None of these individuals is a present or former officer or employee of the Company.

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

Employment Agreements

On June 13, 2005, we entered into an employment agreement with William B. Horne as Chief Financial Officer of the Company and its subsidiaries, which became effective on July 5, 2005. The agreement continues for a term of 24 months. The agreement will automatically renew for successive one-year terms unless either party delivers to the other party written notice of termination at least 30 days before the end of the then current term. Mr. Horne’s base compensation under the agreement is $150,000 per year. Upon entering into the agreement, Mr. Horne was granted 26,316 shares of restricted stock which vest quarterly during each year of the agreement. The number of shares to be issued to Mr. Horne for the first year of the agreement will be reduced by the value of any unvested restricted stock that he would be entitled to under his prior consulting agreement with the Company, which is described below. In addition, Mr. Horne is eligible to receive shares of the Company’s common stock or options to purchase shares of the Company’s common stock from time to time as determined by the Board of Directors. The Company is required to promptly reimburse Mr. Horne for all reasonable out-of-pocket business expenses incurred in performing the responsibilities under the agreement. Mr. Horne is entitled to participate in any of the Company’s benefit plans in effect from time to time for employees of the Company. Mr. Horne is entitled to three weeks of paid vacation, to be scheduled and taken in accordance with the Company’s standard vacation policies. In addition, Mr. Horne is entitled to sick leave and holidays at full pay in accordance with the Company’s policies established and in effect from time to time. The agreement also contains customary provisions for disability, death, confidentiality, indemnification and non-competition. Both the Company and Mr. Horne have the right to voluntarily terminate the employment agreement at any time with or without cause. If the Company voluntarily terminates the agreement, the Company must pay Mr. Horne a cash sum equal to (a) all accrued base salary through the date of termination plus all accrued vacation pay and cash bonuses, if any, plus (b) as severance compensation, an amount equal to Mr. Horne’s then base salary for the remaining employment term, but only through July 5, 2007. If Mr. Horne voluntarily terminates the agreement, all unvested restricted stock and stock options will be forfeited. In the event of a merger, consolidation, sale, or change of control, the surviving or resulting company is required to honor the terms of the agreement with Mr. Horne.

Effective July 18, 2005, the Company’s subsidiary Surgicount entered into an employment agreement with Richard Bertran as Executive Vice President of Surgicount. Mr. Bertran’s title subsequently was changed to President of Surgicount. Mr. Bertran’s annual base compensation is $200,000. In addition, Mr. Bertran is entitled to receive: (a) options to purchase 200,000 shares of the Company’s common stock with a strike price of $5.00 per share, which options will vest annually over three years; and (b) 10,000 restricted shares of the Company’s common stock as a signing bonus. Mr. Bertran also may receive the following stock options upon accomplishing milestones: (a) options to purchase 50,000 shares of the Company’s common stock when Surgicount reaches $5 million in sales; and (b) options to purchase 50,000 shares of the Company’s common stock when Mr. Bertran accomplishes certain other unspecified milestones to be mutually agreed upon among Mr. Bertran, Surgicount’s Chief Executive Officer and Health West Marketing Incorporated, a consultant to the Company. Mr. Bertran is also entitled to participate in all of Surgicount’s employee benefit plans in effect from time to time. The employment agreement has an initial term of three years and will automatically renew for successive one-year periods unless sooner terminated. Mr. Bertran and Surgicount have the right to terminate the employment agreement at any time during the employment term for any reason. Surgicount may also terminate the employment agreement at any time for “cause” (as defined in the employment agreement). If the employment agreement is voluntarily terminated by Mr. Bertran or if Surgicount terminates the agreement for cause, then all unvested stock options and/or unearned milestone bonuses will be forfeited and all obligations of the parties will end except Surgicount must continue to reimburse Mr. Bertran for reasonable out-of-pocket business expenses related to his employment with Surgicount, Mr. Bertan must continue to maintain the confidentiality of any confidential information about Surgicount and Surgicount may be required to indemnify Mr. Bertran for certain liabilities in connection with his employment. If Surgicount voluntarily terminates the employment agreement without cause, then: (a) if the termination date is before 15 months after the effective date of the employment agreement, Surgicount must pay Mr. Bertran severance compensation in cash equal to 15 months of base compensation, plus award the milestone option grants to the extent the milestones are met within the employment term; (b) if the termination date occurs within the final 15 months of the initial term, Surgicount must pay Mr. Bertran severance compensation in cash through the remaining initial term of the agreement; and (c) all unvested stock options will become automatically vested.

Effective August 8, 2005 the Company’s subsidiary Surgicount entered into an employment agreement with James Schafer as Chief Operating Officer of Surgicount. The employment agreement continues for an initial term of 24 months and will automatically renew for successive one-year terms unless either party delivers to the other party written notice of termination at least 30 days before the end of the then current term. Mr. Schafer’s base compensation is $100,000 per year. Mr. Schafer will receive restricted stock of the Company annually in an amount valued at $50,000. The first $50,000 of restricted stock vested on the effective date of the employment agreement and the second $50,000 of restricted stock will vest on the second year anniversary of the agreement. In addition, Mr. Schafer will receive 125,000 stock options of the Company which will vest quarterly over four years with a strike price of $5.00 per share. Surgicount is required to promptly reimburse Mr. Schafer for all reasonable out-of-pocket business expenses incurred in performing his responsibilities. Surgicount also agreed to pay Mr. Schafer relocation/moving expenses of $8,000 and an automobile allowance of $6,000 per year. Mr. Schafer is entitled to participate in all of Surgicount’s benefit plans in effect from time to time for employees of Surgicount. Mr. Schafer is entitled to three weeks of paid vacation, to be scheduled and taken in accordance with Surgicount’s standard vacation policies. In addition, Mr. Schafer is entitled to sick leave and holidays at full pay in accordance with Surgicount’s policies established and in effect from time to time. The agreement also contains customary provisions for disability, death, confidentiality, indemnification and non-competition. Both Surgicount and Mr. Schafer have the right to voluntarily terminate the employment agreement at any time with or without cause. If Surgicount voluntarily terminates the agreement, Surgicount must pay Mr. Schafer a cash sum equal to (a) all accrued base salary through the date of termination plus all accrued vacation pay and cash bonuses, if any, plus (b) as severance compensation, an amount equal to Mr. Schafer’s then base salary for 12 months, but if such termination is within the final 12 months of employment then Mr. Schafer will receive his base salary for the remainder of the term. If Mr. Schafer voluntarily terminates the agreement, all unvested restricted stock and stock options will be forfeited. In the event of a merger, consolidation, sale, or change of control, the surviving or resulting company is required to honor the terms of the agreement with Mr. Schafer.

Consulting Agreements

On December 10, 2004, the Company entered into a consulting agreement with William B. Horne for financial and accounting related consulting services. The consulting agreement terminated upon effectiveness of Mr. Horne’s employment agreement described above. The term of the agreement was on a month-to-month basis. Pursuant to the terms of the consulting agreement, Mr. Horne was entitled to receive a monthly consulting fee of approximately $4,200, which the Board could increase at its discretion from time to time. Mr. Horne also was eligible to be awarded stock options under the consulting agreement as determined by the Board.

Compensation Plans

On September 9, 1997, the Company’s stockholders approved two stock option plans: a Stock Incentive Plan (“Stock Incentive Plan”) to be offered to consultants, officers and employees (including any officer or employee who is also a director of the Company) and a Non-Statutory Stock Option Plan (“Stock Option Plan”) to be offered to “outside” directors (i.e., those directors who are not also officers or employees). 337,500 shares (post 3:1 forward split effective April 5, 2005) of the Company’s common stock have been reserved for issuance under these plans, of which 202,500 shares have been reserved for the Stock Incentive Plan and 135,000 shares have been reserved for the Stock Option Plan.

On March 30, 2005, the Company’s stockholders approved the Company’s Stock Option and Restricted Stock Plan, which provided for the issuance of a maximum of twenty-five percent (25%) of the shares of common stock that were outstanding as of the date on which the plan was adopted (1,319,082 shares) to be offered to the Company’s consultants, officers and employees (including any officer or employee who is also a director of the Company). On November 17, 2005 the Company’s stockholders approved an Amended and Restated Stock Option and Restricted Stock Plan (“Amended and Restated Stock Option and Restricted Stock Plan”), which increased the number of shares authorized for issuance to 2,500,000 shares and authorized the issuance of warrants to consultants.

Shares subject to options that terminate or expire prior to exercise will be available for future grants under the plans.

On December 31, 2005, there were 174,548 shares of common stock and 1,044,000 options to purchase shares of common stock outstanding under the Amended and Restated Stock Option and Restricted Stock Plan, with 1,017,954 options, warrants, or shares of common stock available for future issuance under the Amended and Restated Stock Option and Restricted Stock Plan.

The following is a description of each of Stock Incentive Plan, the Stock Option Plan and the Amended and Restated Stock Option and Restricted Stock Plan.

Stock Incentive Plan

Purpose

The purpose of the Stock Incentive Plan is to give the Company and its affiliates a competitive advantage in attracting, retaining and motivating officers, employees and consultants of the Company and to provide the Company with a stock plan that provides incentives linked to the financial results of the Company and increase in stockholder value.

Type of Awards

The Stock Incentive Plan permits, at the discretion of the Compensation Committee, the grant of options to purchase common stock (including incentive stock options within the meaning of Section 422 of the Internal Revenue Code (“ISOs”) or “non-statutory stock options” (“non-ISOs”), SARs, restricted stock and tax offset bonuses. SARs entitle an optionee to an amount equal to the excess of the fair market value of one share of common stock over the per share exercise price multiplied by the number of shares in respect of which the SAR is exercised. SARs may only be granted in conjunction with all or part of an option grant.

Restricted stock may be awarded to any participant, for no cash consideration and may be subject to such conditions, including vesting, forfeiture and restrictions on transfer, as the Compensation Committee shall determine. Such terms and conditions will be specified in an agreement evidencing the award.

Finally, the Stock Incentive Plan permits the grant rights to receive a cash payment at such time or times as an award under the Stock Incentive Plan results in compensation income to the participant for the purpose of assisting the participant in paying the resulting taxes.

Upon exercise of an ISO or non-ISO, the Compensation Committee may elect to cash out all or any portion of the shares of common stock for which an option is being exercised by paying the optionee the excess of the fair market value of a share of common stock over the per share exercise price for each such option share being cashed out. All options granted under the Stock Incentive Plan become automatically exercisable upon a “change of control” and remain exercisable until expiration of their respective terms. A “change in control” is defined in the Stock Incentive Plan as the acquisition by any person or group (other than Stephen L. Brown and his Affiliates) of more than 25% of the voting securities of the Company or a sale or other disposition of all or substantially all of the assets of the Company to any person.

Administration

The Stock Incentive Plan is administered by a committee of the Board of Directors (currently the Compensation Committee) composed of not fewer than two outside directors each of whom will qualify as a “non-employee director” within the meaning of Rule 16b-3 of the 1934 Act and an “outside Director” within the meaning of Section 162(m) of the Internal Revenue Code. The Compensation Committee has the authority, among other rights, to select the participants to whom awards may be granted, determine whether to grant ISOs, non-ISOs, SARs or restricted stock, or any combination thereof and determine the vesting terms and other conditions of an award to a Stock Incentive Plan participant.

Participants

Stock Incentive Plan participants include the officers, employees (including such officers and employees who are also directors) or consultants of the Company and its affiliates who are responsible for or contribute to the management, growth and profitability of the business of the Company and its affiliates. Each grant of an award under the Stock Incentive Plan is evidenced by an agreement between the participant and the Company, which includes such terms and provisions as the Compensation Committee may determine from time to time.

Transition of Awards

Under the Stock Incentive Plan, generally, upon a participant’s death or when a participant’s employment is terminated for any reason, all unvested stock options are forfeited. Upon the termination of employment of an optionee other than as a result of the optionee’s death, unless otherwise provided in such optionee’s option agreement, an optionee’s right to exercise a vested option will expire three months after termination of employment. If an optionee’s employment is terminated by reason of death, the period of exercise for options vested at the optionee’s death is 12 months. Options are not transferable except on the death of the optionee, by will or the laws of decent and distribution. SARs may be exercised and transferred to the same extent that the options to which they relate may be exercised or transferred.

The Board of Directors may terminate, suspend, amend or revise the Stock Incentive Plan at any time subject to limitations in the plan. The Board may not, without the consent of the optionee, alter or impair rights under any award previously granted except in order to comply with applicable law.

Stock Option Plan

Purpose

The purpose of the Stock Option Plan is to further the interests of the Company, its stockholders and its employees by providing the “outside” directors of the Company (i.e., those who are not also officers and employees of the Company) the opportunity to purchase common stock as an appropriate reward for the dedication and loyalty of the “outside” directors.

Type of Awards

Only non-ISOs can be granted under the Stock Option Plan.

Administration

The Stock Option Plan is administered by the Board of Directors (currently by the Compensation Committee). Options granted under the Stock Option Plan are intended to comply with the exemption afforded by Rule 16b-3 of the Exchange Act. The Board, in its discretion, can impose any vesting or other restrictions on options granted under the Stock Option Plan.

Participants

Stock Option Plan participants are outside directors of the Company.

Termination of Awards

Under the Stock Option Plan, options expire 30 days after the date of a participant’s appointment with the Company is terminated except if such termination is by reason of death or disability. In the event of termination by reason of disability, options expire 12 months after such termination. In the event of the participant’s death while serving as director or within the 30-day period following termination of the participant’s appointment, options expire 12 months following the date of death.

Amended and Restated Stock Option and Restricted Stock Plan

Purpose

The purpose of the Amended and Restated Stock Option and Restricted Stock Plan is to advance the interests of the Company by providing key employees who have substantial responsibility for the direction and management of the Company, as well as certain directors, other employees and consultants with additional incentives to exert their best efforts to increase their proprietary interest in the success of the Company, to reward outstanding performance, and to attract and retain persons of outstanding ability.

Type of Awards

The Amended and Restated Stock Option and Restricted Stock Plan permits, at the discretion of the Compensation Committee, the grant of options to purchase common stock (including ISOs or non-ISOs, warrants to purchase common stock and restricted stock.

Administration

The Amended and Restated Stock Option and Restricted Stock Plan is administered by the Company’s Compensation Committee, which is comprised of at least two members of the Company’s Board, each of whom is (a) a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act; (b) an “outside director” as defined under Section 162(m) of the Internal Revenue Code; and (c) an independent director under the rules established by AMEX.

Participants

The Compensation Committee determines and designates those officers, employees, non-officer directors and consultants of the Company who are eligible to participate in the Amended and Restated Stock Option and Restricted Stock Plan. The Compensation Committee also determines the number of options, warrants and shares of restricted stock to be awarded to each participant. In making these determinations, the Compensation Committee takes into account the potential contributions of the participant to the success of the Company, and such other factors as the Compensation Committee deems relevant to accomplish the purposes of the Amended and Restated Stock Option and Restricted Stock Plan.

Termination.

All rights to exercise options and warrants terminate sixty days after any optionee or warrant holder ceases to be a director of the Company or a key employee or consultant of the Company and/or any of its subsidiaries, and no options or warrants will vest after an optionee’s or warrant holder’s termination date. Notwithstanding the foregoing, however, if an optionee’s or warrant holder’s service as a director of the Company or key employee or consultant terminates as a result of the optionee’s or warrant holder’s death or his total and permanent disability, the optionee, warrant holder or the executors or administrators or legatees or distributees of the estate, as the case may be and to the extent they are permitted transferees, have the right, from time to time within one year after the optionee’s or warrant holder’s total and permanent disability or death and prior to the expiration of the term of the option or warrant, to exercise any portion of the option or warrant not previously exercised, in whole or in part, as provided in the respective agreement evidencing the award of the options or warrants. A participant’s rights to shares awarded as restricted stock are set forth in the agreement evidencing the award.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table shows information with respect to equity compensation plans under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,482,046	$5.02	579,908

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,482,046	$5.02	579,908

(1) Includes options to purchase shares of Company common stock under the following stockholder approved plans: Stock Incentive Plan approved on September 9, 1997, Non-Statutory Stock Option Plan approved on September 9, 1997, and Amended and Restated Stock Option and Restricted Stock Plan approved on November 17, 2005.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the SEC) of the Company’s common stock and preferred stock as of March 26, 2006, by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and preferred stock, (2) each director of the Company, (3) each current executive officer listed in the Summary Compensation Table and (4) all directors and named executive officers of the Company as a group. Except as otherwise indicated, to the Company’s knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The address for all beneficial owners, unless stated otherwise below, is c/o Patient Safety Technologies, Inc., 1800 Century Park East, Ste. 200, Los Angeles, California 90067.

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares of Common Stock (1)	Percent of Class	Number of Shares of Preferred Stock (2)	Percent of Class

Greater than 5% Beneficial Owners:
Ault Glazer & Company Investment Management LLC 1800 Century Park East, Ste. 200 Los Angeles, California 90067	1,430,700 (3)	23.6%	10,750 (3)	98.2%

Steven Bodnar & Bodnar Capital Management LLC 680 Old Academy Road Fairfield, CT 06824	843,750 (4)	13.8%	---	---

Brian Stewart 222 Seventh Street, No. 105 Santa Monica, California 90402	300,000	5.2%	---	---

Dr. William Stewart 222 Seventh Street, No. 105 Santa Monica, California 90402	300,000	5.2%	---	---

Directors and Named Executive Officers:
Louis Glazer, M.D., Ph.G	238,581 (5)	4.0%	---	---

Lynne Silverstein	80,030 (6)	1.4%	---	---

William B. Horne	70,034 (7)	1.2%	---	---

Richard Bertran	10,000	*	---	---

James Schafer	25,294	*	---	---

Arnold Spangler	76,250 (8)	1.3%	---	---

Alice M. Campbell	68,654 (9)	1.2%	---	---

Brigadier General (Ret.) Lytle Brown III	53,500 (10)	*	---	---

Herbert Langsam	96,653 (11)	1.7%	---	---
All directors and named executive officers as a group (6 persons)	718,996	12.4%	---	---

* Represents less than 1%
(1)
Applicable percentage ownership is based on 5,820,401 shares of common stock outstanding as of March 26, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of March 26, 2006 for each security holder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 26, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Applicable percentage ownership is based on 10,950 shares of Series A Convertible Preferred Stock outstanding. Each share of Series A Convertible Preferred Stock is convertible into 22.5 shares of common stock. Except as otherwise required by law, each holder of Series A Convertible Preferred Stock is entitled to vote on all matters submitted to our stockholders, voting together with the holders of common stock as a single class, with each shares of Series A Convertible Preferred Stock entitled to one vote per share.

(3)
Ault Glazer Bodnar & Company Investment Management LLC (“AGB & Company IM”) is a registered Investment Adviser. The securities beneficially owned by AGB & Company IM represents securities held by certain private investment funds and individual accounts managed by AGB & Company IM. Shares of common stock beneficially owned includes 241,875 shares of common stock issuable upon conversion of 10,750 shares of Series A Convertible Preferred Stock. The managing member of AGB & Company IM is Ault Glazer Bodnar & Company, Inc. (“AGB & Company Inc”). Milton “Todd” Ault, III, William B. Horne and Melanie Glazer may be deemed to beneficially own the securities held by AGB & Company IM due to their relationships with AGB & Company Inc: the Company’s former Chairman and Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of AGB & Company Inc; the Company’s Chief Financial Officer, William B. Horne, is Chief Financial Officer of AGB & Company Inc; and Melanie Glazer, Manager of the Company’s subsidiary Ault Glazer Bodnar Capital Properties, LLC, is a director of AGB & Company Inc.

(4)
Pursuant to the Schedule 13D filed by Steven Bodnar on December 17, 2004, Bodnar Capital Management LLC owns 562,500 shares of common stock and warrants to purchase 281,250 shares of common stock. Mr. Bodnar has the power to vote and direct the disposition of all securities owned by Bodnar Capital Management LLC.

(5)
Consists of: (a) 66,600 shares of common stock owned directly by Dr. Glazer; (b) 74,481 shares of common stock owned indirectly by virtue of ownership interests in various private investment funds and entities; (c) 7,500 shares of common stock issuable upon exercise of stock options with an exercise price of $4.30 per share that expire on January 1, 2016; and (d) 90,000 shares of common stock issuable upon exercise of stock options with an exercise price of $5.27 per share that expire on March 30, 2015.

(6)	Consists of: (a) 35,030 shares of common stock; and (b) 45,000 shares of common stock issuable upon exercise of stock options with an exercise price of $5.27 per shares that expire March 30, 2015.
(7)	Consists of: (a) 31,034 shares of common stock; and (b) 39,000 shares of common stock issuable upon exercise of stock options with an exercise price of $5.27 per shares that expire March 30, 2015.
(8)
Consists of: (a) 42,500 shares of common stock; and (b) 15,000 shares of common stock issuable upon exercise of stock options with an exercise price of $4.30 per share that expire on January 25, 2016; and warrants for purchase 18,750 shares of common stock.

(9)
Consists of: (a) 30,854 shares of common stock that Ms. Campbell owns directly; (b) 3,300 shares that Ms. Campbell beneficially owns indirectly by virtue of her minority ownership interest in Zealous Partners, L.L.C., a private investment fund managed by AGB & Company IM; (c) 15,000 shares of common stock issuable upon exercise of stock options with an exercise price of $4.30 per share that expire on January 25, 2016; and (d) 19,500 options with an exercise price of $5.27 per share that expire on March 30, 2015.

(10)
Consists of: (a) 19,000 shares of common stock; (b) 15,000 shares of common stock issuable upon exercise of stock options with an exercise price of $4.30 per share that expire on January 25, 2016; and (c) 19,500 shares of common stock issuable upon exercise of stock options with an exercise price of $5.27 per share that expire on March 30, 2015.

(11)
Consists of: (a) 62,153 shares of common stock; (b) 15,000 shares of common stock issuable upon exercise of stock options with an exercise price of $4.30 per share that expire on January 25, 2016; and (c) 19,500 shares of common stock issuable upon exercise of stock options with an exercise price of $5.27 per share that expire on March 30, 2015.

Item 13. Certain Relationships and Related Transactions.

Management believes that all of the below transactions were on terms at least as favorable as could be obtained from unrelated third parties.

Severance Granted to Former Chief Executive Officer

Milton “Todd” Ault, III resigned as our Chairman and Chief Executive Officer on January 9, 2006. Subsequent to his resignation our Board of Directors granted Mr. Ault severance compensation which includes one year of salary totaling $150,000, options to purchase 90,000 shares of the Company’s common stock and 60,000 shares of the Company’s common stock.

Related Transactions with AGB & Company Inc and its Related Entities

Certain of the Company's officers, directors and/or their family members have existing responsibilities and, in the future, may have additional responsibilities, to act and/or provide services as executive officers, directors, owners and/or managers of AGB & Company IM and its parent company AGB & Company Inc. Accordingly, certain conflicts of interest between the Company and AGB & Company IM and AGB & Company Inc may occur from time to time. The Company will attempt to resolve any such conflicts of interest in its favor. The officers and directors of the Company are accountable to the Company and to its stockholders as fiduciaries, which requires that the officers and directors exercise good faith and integrity in handling the Company's affairs. Specifically, the Company’s former Chairman and Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of AGB & Company Inc, the Company’s Chief Financial Officer, William B. Horne, is Chief Financial Officer of AGB & Company Inc, and Melanie Glazer, Manager of the Company’s subsidiary Ault Glazer Bodnar Capital Properties, LLC, is a director of AGB & Company Inc.

The Board does not believe that the Company has any conflicts of interest with the business of AGB & Company IM or AGB & Company Inc other than the responsibilities of Mr. Horne and Mrs. Glazer to devote time providing certain management and administrative services to AGB & Company IM and AGB & Company Inc and AGB & Company IM’s clients from time-to-time. However, subject to applicable law, the Company may engage in transactions with AGB & Company IM and AGB & Company Inc and related parties in the future, including but not limited to financing transactions, acquisitions and/or joint investments in target industries. These related party transactions may raise conflicts of interest and, although the Company does not have a formal policy to address such conflicts of interest, the Audit Committee intends to evaluate relationships and transactions involving conflicts of interest on a case by case basis.

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

The Company shares office space, telephone, computer, Internet service, office supplies and administrative and secretarial support with AGB & Company IM at 1800 Century Park East, Ste. 200, Los Angeles, California 90067. The Company is responsible for paying approximately 25% of the lease expense associated with such office space, goods and services, which amounts to approximately $8,100 per month.

During the fiscal year ended December 31, 2005 Ault Glazer Bodnar Acquisition Fund, LLC (“AGB Acquisition Fund”), a subsidiary company of AGB & Company Inc, loaned an aggregate of $1,114,748 to Automotive Services Group, LLC (“ASG”), an Alabama limited liability company which is wholly owned by the Company’s wholly owned subsidiary Ault Glazer Bodnar Merchant Capital, Inc. (“AGB Merchant Capital”). The loans were advanced to ASG pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended. The Real Estate Note bears interest at the rate of 3% above the Prime Rate as published in the Wall Street Journal. All unpaid principal, interest and charges under the Real Estate Note are due in full on July 31, 2010 (the maturity date of the Real Estate Note). The Real Estate Note is secured by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and AGB Acquisition Fund. As of December 31, 2005 $1,114,748 was outstanding under the Real Estate Note. Management believes the loans from AGB Acquisition Fund to ASG are on terms at least as favorable as could be obtained from an unrelated third party.

On March 7, 2006 the Company entered into a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) with AGB Acquisition Fund. The Revolving Line of Credit allows the Company to request advances of up to a total amount of $500,000 from AGB Acquisition Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six month periods upon mutual agreement of the parties. Each advance under the Revolving Line of Credit will be evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit must be repaid with interest at the Prime Rate plus 1% within 60 days from issuance and will be convertible into shares of the Company’s common stock at the option of AGB Acquisition Fund at a price of $3.10 per share. The obligations of the Company pursuant to such secured promissory notes will be secured by the Company’s assets, personal property and fixtures, inventory, products and proceeds therefrom.

Since Milton “Todd” Ault, III resigned as the Company’s Chairman and Chief Executive Officer on January 9, 2006, the Company has been negotiating to document the retention of Ault Glazer Bodnar Securities, LLC (“AGB Securities”) as a consultant to the Company. AGB Securities is a registered broker-dealer that is wholly owned by AGB & Company Inc. Mr. Ault, as a principal of AGB Securities, has been advising the Company with respect to potential capital raising transactions and other strategic financial matters. Mr. Ault has not been, and does not expect to be, compensated for such services. However, the Company expects to enter into an agreement in the near future with AGB Securities to formally retain AGB Securities as a strategic financial advisor. If AGB Securities assists the Company with completing a capital raising transaction or other type of strategic acquisition, business combination or reorganization transaction, the Company expects to pay AGB Securities a fee in cash and/or securities of the Company based on the value of any such transaction.

Strome Securities, L.P.

Strome Securities, L.P. (“Strome”) a broker dealer registered with the National Association of Securities Dealers, Inc. provides the Company with brokerage and execution services. Strome provides such services to the Company on market terms which have been approved by the Board of Directors. Until December 31, 2004 Milton “Todd” Ault, our former Chairman and Chief Executive Officer was a registered representative of Strome.

Related Transactions with Company Investments

Certain of the Company’s officers, directors and/or their family members have existing responsibilities and, in the future, may have additional responsibilities, to act and/or provide services as executive officers and/or directors of some of the companies in which we hold investments.

Milton “Todd” Ault, III, our former Chairman and Chief Executive Officer, is a director of IPEX, Inc. (OTCBB: IPEX) (“IPEX”), in which the Company owns 1,045,000 shares of common stock and warrants to purchase 787,500 shares of common stock. Mr. Ault also served as interim Chief Executive Officer of IPEX from May 26, 2005 until July 13, 2005. From May 28, 2005 until approximately December 14, 2005 Mr. Ault held an irrevocable proxy to vote 67% of the outstanding shares of IPEX owned by the former Chief Executive Officer and a founder of IPEX. Darrell W. Grimsley, Jr., Chief Executive Officer of Automotive Services Group, LLC, a subsidiary which is wholly owned by Ault Glazer Bodnar Merchant Capital, Inc., served as a director of IPEX and a member of its Audit Committee from August 30, 2005 until January 30, 2006. Alice M. Campbell, a member of our Board of Directors and our audit and compensation committees, served as a director of IPEX and Chairman of its audit committee from June 23, 2005 until January 30, 2006. William B. Horne, our Chief Financial Officer, is currently Chief Financial Officer and a director of our portfolio company Digicorp (OTCBB: DGCO). From September 30, 2005 until December 29, 2005, Mr. Horne also served as Digicorp’s Chief Executive Officer and Chairman of Digicorp’s Board of Directors. Ms. Campbell also is currently a director of Digicorp. Mr. Ault served as Chief Executive Officer of Digicorp from April 26, 2005 until September 30, 2005 and Chairman of Digicorp’s Board of Directors from July 16, 2005 until September 30, 2005. Melanie Glazer served as a director of Digicorp from December 30, 2004 until December 29, 2005 and Chairman of Digicorp’s Board of Directors from December 30, 2004 until July 16, 2005. Lynne Silverstein served as Secretary of Digicorp from April 26, 2005 until December 29, 2005. Mr. Grimsley served as a director of Digicorp from July 16, 2005 until December 29, 2005.

The Board does not believe that the Company has any conflicts of interest with the business of any company in which we hold investments other than the responsibilities of certain officers and/or directors to devote time providing certain management and administrative services to such companies from time-to-time. However, subject to applicable law, the Company may engage in transactions with one or more of our portfolio companies and related parties in the future, including but not limited to financing transactions, acquisitions and/or joint investments in target industries. These related party transactions may raise conflicts of interest and, although the Company does not have a formal policy to address such conflicts of interest, the Audit Committee intends to evaluate relationships and transactions involving conflicts of interest on a case by case basis.

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

During June 2005, IPEX retained the Company to serve as a business consultant to IPEX. On June 30, 2005, the Company entered into an agreement documenting the scope of such consulting services and the consideration for such services. The Company agreed to provide the following services to IPEX within the twelve months subsequent to June 30, 2005: (a) substantial review of IPEX’s business and operations in order to facilitate an analysis of IPEX’s strategic options regarding a turnaround of IPEX’s business; (b) providing advice in the following areas: (i) identification of financing sources; (ii) providing capital introductions of financial institutions and/or strategic investors; (iii) evaluation and recommendation of candidates for appointment as officers, directors or employees; (iv) making personnel of the Company available to IPEX to provide services to IPEX on a temporary or permanent basis; (v) evaluation and/or negotiation of merger or sale opportunities, or such other form of transaction or endeavor which IPEX may elect to pursue; and (vi) providing any other services as are mutually agreed upon in writing by the Company and Wolfgang Grabher (founder and former majority shareholder of IPEX) from time to time; and (c) assisting IPEX in installing a new management team. In consideration for such services Mr. Grabher transferred 500,000 shares of IPEX common stock owned by him to the Company. The Company has performed a significant amount of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations; (ii) the execution of two purchase agreements for the purchase of certain intellectual property assets; (iii) the hiring of a Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development; and (iv) the appointment of two members to the Board of Directors of IPEX.

On October 25, 2005, the Company sold 16,666 shares of common stock to Jay Rifkin, present Chief Executive Officer of the Company’s portfolio company Digicorp, at a price of $3.00 per share, resulting in gross proceeds of $50,000. We used the net proceeds from the private placement transaction primarily for general corporate purposes.

Surgicount Acquisition

On February 25, 2005, the Company acquired all of the outstanding securities of Surgicount in exchange for approximately $340,000 in cash payments and 600,000 shares of common stock issued to Brian Stewart and Dr. William Stewart, the holders of 100% of the outstanding capital stock of Surgicount. As a result of this transaction, both Brian Stewart and Dr. William Stewart are each beneficial owners of 5.2% of the Company’s outstanding shares of common stock as of March 26, 2006.

Concurrent with the Company’s acquisition of all of the outstanding securities of Surgicount, the Company entered into consulting agreements with Brian Stewart and Dr. William Stewart, for a term of 12 months and 18 months, respectively, to provide services relating to Surgicount’s business and operations. As consideration, Brian Stewart shall is paid $40,000 per year and Dr. William Stewart is paid $5,000 per month.

Automotive Services Group, LLC

On July 18, 2005 the Company’s wholly owned subsidiary AGB Merchant Capital purchased 50% of the outstanding equity interests of Automotive Services Group, LLC, an Alabama limited liability company (“ASG”), from West Highland, LLC, an unrelated third party, in exchange for $300,000. The remaining 50% interest in ASG was owned by Darrell W. Grimsley until March 15, 2006 when AGB Merchant Capital entered into a Unit Purchase Agreement to acquire the remaining 50% interest from Mr. Grimsley in exchange for agreeing to issue 200,000 shares of common stock to Mr. Grimsley. The Company has consolidated ASG’s operations in its financial statements since AGB Merchant Capital acquired the initial 50% interest in ASG on July 18, 2005. Pursuant to ASG’s operating agreement, Mr. Grimsley had exclusive control over ASG’s operations from July 18, 2005 until AGB Merchant Capital purchased the remaining 50% interest on March 15, 2006. AGB Merchant Capital now owns 100% of the outstanding equity interests in ASG and has exclusive control over ASG as its sole managing member. ASG was formed to develop and operate automated car wash sites under the trade name “Bubba’s Express Wash.” ASG’s first express car wash site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006.

Consulting Agreement with Health West Marketing

On April 5, 2005 the Company entered into a consulting agreement with Health West Marketing Incorporated, the material terms of which are described on page 3 of this annual report. The Chief Executive Officer of Health West Marketing Incorporated, Bill Adams, was appointed Chairman of the Company’s subsidiary Surgicount on November 15, 2005.

Loan from Bodnar Capital Management, LLC

On April 7, 2005, Bodnar Capital Management, LLC, a significant shareholder of the Company, loaned the Company $1,000,000 in exchange for a $1,000,000 principal amount promissory note (the “Bodnar Note”). Steven J. Bodnar is managing member of Bodnar Capital Management, LLC. The principal amount of the Bodnar Note and interest at the rate of 6% per annum is payable on May 31, 2006, the maturity date of the Bodnar Note. The obligations under the Bodnar Note are secured by all real property owned by the Company. In the event of default under the Bodnar Note, the entire unpaid principal balance and interest will become immediately due and payable. The following constitute and event of default: (1) the filing by the Company for relief under any bankruptcy law; (2) the filing of a lien, the issuance of a levy or execution, or the seizure, attachment or garnishment, or the entry of judgment on or against the Company or any of the Company’s property which is not released, satisfied of record or bonded within 20 days thereafter; or (3) if the Company creates, incurs, assumes or suffers to exist any liability for borrowed money, except borrowings in existence or committed on April 7, 2005 and indebtedness to trade creditors or financial institutions in the ordinary course of business. As of December 31, 2005 $1,000,000 was outstanding under the Bodnar Note. Management believes the loan from Bodnar Capital Management, LLC is on terms at least as favorable as could be obtained from an unrelated third party.

Cinapse Digital Media

On May 12, 2005, the Company purchased certain assets from Philip Gatch for use in a production and post-production media content facility (the “Production Assets”). As consideration for the Production Assets the Company issued Mr. Gatch: (1) 17,241 shares of the Company’s common stock; and (2) warrants to purchase 8,621 shares of the Company’s common stock with a three-year term and an exercise price of $5.80 per share. Also on May 12, 2005, the Company contributed the Production Assets to Cinapse Digital Media, LLC and entered into an operating agreement with Mr. Gatch for the operation of Cinapse Digital Media, LLC. Under the operating agreement, the Company and Mr. Gatch each owned 50% of the membership interests of Cinapse Digital Media, LLC. Upon purchasing the Production Assets, the Company was the sole managing member of Cinapse Digital Media, LLC. The profits and losses of Cinapse Digital Media, LLC were allocated to the Company and Mr. Gatch in proportion with their membership interests. Mr. Gatch also was appointed President of Cinapse Digital Media LLC, for which he is paid a salary of $100,000 per year. On June 30, 2005 the Company appointed Mr. Gatch Chief Technology Officer of the Company. Mr. Gatch subsequently resigned from the position of Chief Technology Officer on October 14, 2005. On October 14, 2005, the Company sold its 50% membership interest in Cinapse digital Media, LLC to Mr. Gatch in exchange for canceling the 17,241 shares of common stock and warrants issued to Mr. Gatch on May 12, 2005.

Sale of Stock to Director

On November 3, 2005, the Company sold 28,653 shares of common stock to Herbert Langsam, one of the Company’s current directors, at a price of $3.49 per share, resulting in gross proceeds of $100,000. We used the net proceeds from the private placement transaction primarily for general corporate purposes

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for professional services rendered by Ernst & Young LLP and Rothstein, Kass & Company, P.C for the audit of annual financial statements and review of financial statements included in the Company’s Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements were approximately $183,650 and $101,550 for the fiscal years ended December 31, 2005 and 2004, respectively. The amounts paid or attributable to Ernst & Young LLP were approximately $21,150 and $28,600 for the fiscal years ended December 31, 2005 and 2004, respectively, and the amounts paid or attributable to Rothstein, Kass & Company, P.C were approximately $162,500 and $72,950 for the fiscal years ended December 31, 2005 and 2004, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The Company incurred audit-related fees of approximately $10,000 and $17,000 for the fiscal years ended December 31, 2005 and 2004, respectively.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state and local tax compliance. The Company incurred tax fees of approximately $25,000 and $10,000 for the fiscal years ended December 31, 2005 and 2004, respectively.

All Other Fees. The Company did not incur any other fees for services provided by its principal accountants for the fiscal years ended December 31, 2005 and 2004.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements. The following financial statements are set forth under Item 8:

Report of Rothstein, Kass & Company, P.C
Report of Ernst & Young LLP
Balance Sheets as of December 31, 2005 and 2004
Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Statements of Changes in Net Assets for the years ended December 31, 2005, 2004 and 2003
Financial Highlights for the years ended December 31, 2005, 2004, 2003, 2002 and 2001
Portfolio of Investments as of December 31, 2005
Portfolio of Investments as of December 31, 2004
Notes to Financial Statements

Exhibits. The following exhibits are filed herewith or incorporated by reference as set forth below:

Exhibit Number	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of February 3, 2005, by and among Franklin Capital Corporation (n/k/a Patient Safety Technologies, Inc.), Surgicount Acquisition Corp., Surgicount Medical, Inc., Brian Stewart and Dr. William Stewart (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2005)

2.2*
Unit Purchase Agreement entered into on June 4, 2005 by and between Automotive Services Group, LLC, Ault Glazer Bodnar Capital, Inc. (n/k/a Ault Glazer Bodnar Merchant Capital, Inc.), West Highland, LLC and D.W. Grimsley, Jr.

2.3
Unit Purchase Agreement dated March 14, 2006 by and between Automotive Services Group, LLC, Darell W. Grimsley, Ault Glazer Bodnar Merchant Capital, Inc. and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2006)

3.1
Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005)

3.2
Certificate of Amendment to Certificate of Incorporation (Incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 2, 2005)

3.3	By-laws (Incorporated by reference to the Company’s Form N-2 filed with the Securities and Exchange Commission on July 31, 1992)
4.1	Certificate of Designation of Series A Convertible Preferred Stock (Included in Amended and Restated Certificate of Incorporation (Exhibit 3.1 hereto))
4.2*	$1,000,000 principal amount Promissory Note dated August 28, 2001 issued to Winstar Radio Networks, LLC, Winstar Global Media, Inc. or Winstar Radio Productions, LLC
4.3
$1,000,000 principal amount Promissory Note dated April 7, 2005 issued to Bodnar Capital Management, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2005)

4.4	Form of non-callable Warrant issued to James Colen (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005)
4.5	Form of callable Warrant issued to James Colen (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005)
4.6
Real Estate Note dated July 27, 2005 in the principal amount of $480,000 issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

4.7
Addendum I dated August 10, 2005 to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

4.8
Addendum II to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

4.9
Addendum III to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005)

4.10
Addendum IV to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005)

Exhibit Number	Description
4.11
Addendum V to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005)

4.12
Addendum VI dated January 10, 2006 to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

4.13
Addendum VII dated February 1, 2006 to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

4.14
Promissory Note in the principal amount of $130,000 issued January 5, 2006 to Glazer Family Partnership LP (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006)

4.15
Secured Promissory Note in the principal amount of $150,000 issued January 11, 2006 to Ault Glazer Bodnar Acquisition Fund (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

4.16
Promissory Note in the principal amount of $1,000,000 issued January 12, 2006 by Automotive Services Group, LLC to Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

4.17
Secured Promissory Note in the principal amount of $85,000 issued January 19, 2006 to Ault Glazer Bodnar Acquisition Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006)

4.18
Secured Promissory Note in the principal amount of $25,000 issued January 26 2006 to Ault Glazer Bodnar Acquisition Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006)

4.19
Secured Promissory Note in the principal amount of $35,000 issued January 27, 2006 to Ault Glazer Bodnar Acquisition Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006)

4.20
Secured Promissory Note in the principal amount of $45,750 issued February 1, 2006 to Ault Glazer Bodnar Acquisition Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

4.21
Secured Promissory Note in the principal amount of $65,000 issued February 2, 2006 to Ault Glazer Bodnar & Company, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

4.22
Promissory Note dated February 8, 2006 issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006)

4.23
Secured Promissory Note in the principal amount of $12,000 issued February 23, 2006 to Ault Glazer Bodnar Acquisition Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2006)

4.24
Secured Promissory Note in the principal amount of $60,000 issued February 28, 2006 to Ault Glazer Bodnar Acquisition Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2006)

4.25
Secured Promissory Note in the principal amount of $30,000 issued March 6, 2006 to Ault Glazer Bodnar Acquisition Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2006)

4.26
Revolving Line of Credit Agreement dated and effective as of March 7, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2006)

10.1
Amended and Restated Stock Option and Restricted Stock Plan (Incorporated by reference to Annex A to the Company’s Revised Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on October 18, 2005)

Exhibit Number	Description
10.2	Stock Incentive Plan (Incorporated by reference to the Company’s registration statement on Form S-8 (File No. 333-30604), filed with the Securities and Exchange Commission on February 17, 2000)
10.3	Stock Option Plan (Incorporated by reference to the Company’s registration statement on Form S-8 (File No. 333-30604), filed with the Securities and Exchange Commission on February 17, 2000)
10.4
Employment Agreement entered into as of June 13, 2005 by and between Patient Safety Technologies, Inc. and William B. Horne (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2005)

10.5
Employment Agreement dated October 31, 2005 between Surgicount Medical, Inc., Patient Safety Technologies, Inc. and Richard Bertran (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2005)

10.6
Employment Agreement dated November 2, 2005 by and between Surgicount Medical, Inc., Patient Safety Technologies, Inc. and James Schafer (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2005)

10.7
Amended Employment Agreement entered into as of January 30, 2006 between Automotive Services Group, LLC and D.W. Grimsley, Jr. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006)

10.8
Registration Rights Agreement dated as of February 3, 2005 by and among Franklin Capital Corporation (n/k/a Patient Safety Technologies, Inc.), Brian Stewart and Dr. William Stewart (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2005)

10.9
Amendment to Subscription Agreement dated March 2, 2005 by and among Franklin Capital Corporation (n/k/a Patient Safety Technologies, Inc.) and the persons and entities listed on Exhibit A attached thereto (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005)

10.10
Consulting Agreement entered into as of April 5, 2005 by and between Health West Marketing Incorporated and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

10.11
Security Agreement dated April 7, 2005 in favor of Bodnar Capital Management, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2005)

10.12
Subscription Agreement dated April 22, 2005 between Patient Safety Technologies, Inc. and James Colen (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005)

10.13
Consulting Agreement among Wolfgang Grabher and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.14
Agreement between Patient Safety Technologies, Inc. and IPEX, Inc. dated July 7, 2005 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.15
Supply Agreement entered into August 17, 2005 by and between Patient Safety Technologies, Inc. and A Plus International, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005)

10.16
Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

Exhibit Number	Description
10.17
Amendment No. 1 dated December 28, 2005 to the Stock Purchase Agreement dated as of December 29, 2004 among Franklin Capital Corporation and the shareholders of Digicorp set forth on the signature pages thereto (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2006)

10.18
Assignment Agreement made as of December 28, 2005 by and among Patient Safety Technologies, Inc., Alan Morelli and Digicorp (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2006)

10.19
Escrow Agreement made as of December 28, 2005 by and among Patient Safety Technologies, Inc., Alan Morelli, the shareholders of Digicorp set forth in Schedule A thereto and Sichenzia Ross Friedman Ference LLP (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2006)

10.20
Security Agreement by and between Glazer Family Partnership LP and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006)

10.21
Security Agreement by and between Ault Glazer Bodnar Acquisition Fund and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

10.22
Real Estate Mortgage dated January 12, 2006 in favor of Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

10.23
Continuing Guaranty dated January 12, 2006 of Patient Safety Technologies in connection with the $1,000,000 Promissory Note issued January 12, 2006 by Automotive Services Group, LLC to Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

10.24
Security Agreement by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006)

10.25
Security Agreement dated January 26, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006)

10.26
Security Agreement dated January 27, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006)

10.27
Security Agreement dated February 1, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

10.28
Security Agreement dated February 2, 2006 by and between Ault Glazer Bodnar & Company, Inc. and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

10.29
Real Estate Mortgage executed as of February 8, 2006 by Automotive Services Group, LLC in favor of Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006)

10.30
Security Agreement dated February 23, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2006)

10.31
Security Agreement dated February 28, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2006)

Exhibit Number	Description
10.32
Security Agreement dated March 6, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2006)

10.33*	Special Expiration Price Options Master Agreement entered into as of July 19, 2005 between IXIS Derivatives Inc. and Patient Safety Technologies, Inc.
14.1
Code of Business Conduct and Ethics (Incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 2, 2005)

16.1
Letter from Ernst & Young LLP to the SEC dated August 30, 2005 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2005)

21.1*	Subsidiaries of the Company
23.1*	Consent of Rothstein, Kass & Company, P.C.
23.2*	Consent of Ernst & Young LLP
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
___________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

Date: April 17, 2006	By:	/s/ Louis Glazer, M.D.
Louis Glazer, M.D., Ph.G.
Chief Executive Officer and Chairman of the Board

Date: April 17, 2006	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Glazer, M.D.	Chief Executive Officer and	April 17, 2006
Louis Glazer, M.D., Ph.G.	Chairman of the Board

/s/ William B. Horne	Chief Financial Officer and	April 17, 2006
William B. Horne	Principal Accounting Officer

/s/ Alice M. Campbell	Director	April 17, 2006
Alice M. Campbell

/s/ Herbert Langsam	Director	April 17, 2006
Herbert Langsam

/s/ Arnold Spangler	Director	April 17 , 2006
Arnold Spangler