Form 10-Q
period 2006-03-31
Patient Safety Technologies, Inc
filed 2006-05-19
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER

PATIENT SAFETY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3419202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

There were 6,260,048 shares of the registrant's common stock outstanding as of May 15, 2006.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE FISCAL QUARTER
ENDED MARCH 31, 2006

"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public. Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations in Part I of this report under the heading “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Statements that are not historical facts are forward-looking statements. These forward-looking statements are made pursuant to the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual results and stockholder values could be very different from and worse than those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those contained in Part II of this report under “Item 1A. Risk Factors.” All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. Although we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our plans and expectations change.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$57,863	$79,373
Receivables from investments	34,031	934,031
Marketable securities	104,790	923,800
Inventories	77,481	77,481
Prepaid expenses	130,607	112,734
Other current assets	118,460	118,394

TOTAL CURRENT ASSETS	523,232	2,245,813

Restricted certificate of deposit	87,500	87,500
Property and equipment, net	3,442,609	1,348,275
Goodwill	2,658,563	2,301,555
Patents, net	4,332,556	4,413,791
Long-term investments	4,880,826	5,636,931

TOTAL ASSETS	$15,925,286	$16,033,865

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable, current portion	$3,484,066	$1,796,554
Accounts payable	543,805	785,507
Accrued liabilities	756,214	569,116
Due to broker	275,056	801,863

TOTAL CURRENT LIABILITIES	5,059,141	3,953,040

LONG-TERM LIABILITIES

Notes payable, less current portion	1,423,036	1,116,838
Deferred tax liabilities	1,560,800	1,590,045

TOTAL LONG-TERM LIABILITIES	2,983,836	2,706,883

MINORITY INTEREST		252,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding
at March 31, 2006 and December 31, 2005
(Liquidation preference $1,133,325)	10,950	10,950
Common stock, $0.33 par value: 25,000,000 shares authorized;
7,371,376 shares issued and 6,248,545 shares outstanding as of March 31, 2006; 6,995,276
shares issued and 5,672,445 shares outstanding at December 31, 2005	2,432,554	2,308,441
Paid-in capital	25,214,572	22,600,165
Accumulated other comprehensive income	1,629,143	2,374,858
Accumulated deficit	(19,376,803)	(15,784,108)

	9,910,416	11,510,306
Less: 1,122,831 and 1,322,831 shares of treasury stock,
at cost, at March 31, 2006 and December 31, 2005, respectively	(2,028,107)	(2,389,356)

TOTAL STOCKHOLDERS' EQUITY	7,882,309	9,120,950

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,925,286	$16,033,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For The Three Months Ended March 31,
	2006	2005

REVENUES	$75,760	$—

OPERATING EXPENSES
Salaries and employee benefits	2,450,884	1,210,950
Professional fees	612,307	556,971
Rent	33,287
Insurance	30,007	19,551
Taxes other than income taxes	34,261	22,035
Amortization of patents	81,235	27,078
General and administrative	245,900	257,770

Total operating expenses	3,487,881	2,094,355

Operating loss	(3,412,121)	(2,094,355)

OTHER INCOME (EXPENSES)
Interest, dividend income and other	1,094	28,602
Realized loss on investments, net	(136,262)	(34,728)
Interest expense	(132,403)	(27,318)
Unrealized gains on marketable securities, net	76,915	343,587

Loss before deferred income tax benefit	(3,602,777)	(1,784,212)

Deferred income tax benefit	29,245

Net loss	(3,573,532)	(1,784,212)

Preferred dividends	(19,163)	(12,738)

Loss available to common shareholders	$(3,592,695)	$(1,796,950)

Basic and diluted net loss per common share	$(0.60)	$(0.37)

Weighted average common shares outstanding	6,003,103	4,910,963

Comprehensive loss:
Net loss	$(3,573,532)	$(1,784,212)
Other comprehensive loss, unrealized loss on available-for-sale investments	(745,715)	—

Total comprehensive loss	$(4,319,247)	$(1,784,212)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For The Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(3,573,532)	$(1,784,212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	8,519	546
Amortization of patents	81,235	27,078
Non-cash interest	75,245
Realized loss on investments, net	136,262	34,728
Unrealized gain on marketable securities	(76,915)	(343,587)
Stock-based compensation to employees and directors	1,935,967	1,127,517
Stock-based compensation to consultants	418,012	96,584
Deferred income tax benefit	(29,245)
Changes in operating assets and liabilities:
Receivables from investments	900,000
Marketable securities, net	749,544	(1,727,528)
Prepaid expenses	(17,873)
Other current assets	(66)	(13,942)
Accounts payable and accrued liabilities	(73,767)	198,265
Due to broker	(526,807)	2,103,973

Net cash provided by (used in) operating activities	6,579	(280,578)

Cash flows from investing activities:
Purchase of property and equipment	(2,102,853)	(11,707)
Purchase of Surgicount		(432,398)
Proceeds from sale of long-term investments	20,508
Purchases of long-term investments		(65,006)

Net cash used in investing activities	(2,082,345)	(509,111)

Cash flows from financing activities:
Proceeds from exercise of stock options		26,250
Payments of preferred dividends		(19,163)
Proceeds from notes payable	2,685,893
Payments and decrease in notes payable	(631,637)	(53,061)

Net cash provided by (used in) financing activities	2,054,256	(45,974)

Net decrease in cash	(21,510)	(835,663)

Cash at beginning of period	79,373	846,404

Cash at end of period	$57,863	$10,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	For The Three Months Ended March 31,
	2006	2005

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12,946	$19,574

Supplemental schedule of non cash investing and financing activities:
Dividends accrued	$19,163	$12,738
Capitalized interest	$30,453	$—

In connection with the Company's acquisiton of the remaining 50% interest in ASG, equity instruments were issued during 2006 as follows:

	ASG
Goodwill	$357,078
Common stock issued	(610,000)
Minority interest	252,922
Liabilities assumed	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited
March 31, 2006

1. DESCRIPTION OF BUSINESS AND GOING CONCERN CONSIDERATION

Patient Safety Technologies, Inc. ("PST", or the "Company") (formerly known as Franklin Capital Corporation) is a Delaware corporation. Currently, the Company has four wholly-owned operating subsidiaries: (1) SurgiCount Medical, Inc., a California corporation; (2) Patient Safety Consulting Group, LLC, a Delaware Limited Liability Company; (3) Ault Glazer Bodnar Capital Properties, LLC, a Delaware Limited Liability Company; and (4) Automotive Services Group, Inc., (formerly known as Ault Glazer Bodnar Merchant Capital, Inc.) a Delaware corporation.

The Company, including its operating subsidiaries, is engaged in the acquisition of controlling interests in companies and research and development of products and services focused primarily in the health care and medical products field, particularly the patient safety markets. SurgiCount Medical, Inc., a provider of patient safety devices and Patient Safety Consulting Group, LLC, a healthcare consulting services company, focus on the Company’s primary target industries, the health care and medical products field. Ault Glazer Bodnar Capital Properties, LLC (“AGB Properties”) holds the Company’s real estate investments, which the Company intends to liquidate. Automotive Services Group, Inc. (“Automotive Services Group”) holds the Company’s investment in Automotive Services Group, LLC (“ASG”), its wholly-owned subsidiary. As discussed in Note 3, the Company purchased the remaining equity interest in ASG in March 2006.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2006, the Company has an accumulated deficit of approximately $19.4 million and a working capital deficit of approximately $4.5 million. For the three months ended March 31, 2006, the Company incurred a loss of approximately $3.6 million. Further, as of March 31, 2006 and through the date hereof, the Company has yet to generate revenues from its medical products and healthcare solutions segments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the three months ended March 31, 2006, the Company has relied on liquidating investments and certain financing to fund its operations. Management is currently seeking additional financing and believes, however no assurances can be made, that these avenues will continue to be available to the Company to fund its operations until the fruition of adequate cash flow from its medical products segment. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments are the valuation of the non-marketable equity securities. The actual results may differ from management’s estimates.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
March 31, 2006

The interim condensed consolidated financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The condensed consolidated interim financial statements should be read in connection with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All intercompany transactions have been eliminated in consolidation.

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

Valuation of Investments.  Security investments which are publicly traded on a national exchange or Nasdaq Stock Market are stated at the last reported sales price on the day of valuation or, if no sale was reported on that date, then the securities are stated at the last quoted bid price. The management of the Company may determine, if appropriate, to discount the value where there is an impediment to the marketability of the securities held.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
March 31, 2006

Investments for which there is no ready market are initially valued at cost and, thereafter, at fair value. To determine fair value, an impairment analysis is performed based upon the financial condition and operating results of the issuer and other pertinent factors as determined in good faith by management Other pertinent factors taken into consideration to determine the fair value of an investment includes, but are not limited to, assumptions related to future results of operations and growth of the investee company, the nature and value of any collateral, the investee company’s ability to make payments, the markets in which the investee company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. The financial condition and operating results have been derived utilizing both audited and unaudited data. In the absence of a ready market for an investment, numerous assumptions are inherent in the valuation process. Some or all of these assumptions may not materialize. Unanticipated events and circumstances may occur subsequent to the date of the valuation and values may change due to future events. Therefore, the actual amounts eventually realized from each investment may vary from the valuations shown and the differences may be material.

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

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investee company is not considered viable from a financial or technological point of view, the entire investment is written down since we consider the estimated fair market value to be nominal. If an investee company obtains additional funding at a valuation lower than the Company’s carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, a presumption is made that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. No impairment charges were recognized during the three months ended March 31, 2006 and 2005.

Revenue Recognition

The Company complies with SEC Staff Accounting Bulletin (SAB) 101, Revenue Recognition, amended by SAB 104. Consulting service contract revenue of approximately $55,000 and $0 at March 31, 2006 and 2005, respectively, is recognized when the service is performed. Consequently, the recognition of such consulting service contract revenue is deferred until each phase of the contract is complete. This method is predominately used by the Financial Services and Real Estate segment. Service activities may include the following: financial advice on mergers, acquisitions, restructurings and similar corporate finance matters. Revenues generated by Automotive Services Group of approximately $21,000, the Company’s automated car wash subsidiary, are recognized at the time of service.

Stock-Based Compensation

The Company adopted SFAS 123(R), “Share-Based Payment,” as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R). During the three months ended March 31, 2006, the Company had stock-based compensation expense, from issuances to the Company’s employee

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
March 31, 2006

and directors, included in reported net loss, of approximately $1,936,000. This included restricted stock grants valued at approximately $1,014,000 and stock options valued at approximately $922,000. During the three months ended March 31, 2005, the Company had stock-based compensation expense, from issuances to the Company’s employee and directors, included in reported net loss, of approximately $1,128,000. This included restricted stock grants valued at approximately $575,000 and stock options valued at approximately $553,000. All options that the Company granted in 2006 and 2005 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Three months ended March 31,
	2006	2005
Weighted average risk free interest rate	3.75%	3.75%
Weighted average life (in years)	3.0	3.0
Volatility	89%	83%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$4.25	$2.92

Loss per Common Share

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the condensed consolidated statements of operations. Basic loss per share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants and the conversion of convertible preferred stock are anti-dilutive in all periods presented it has been excluded from the computation of loss per common share.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) released SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No.155 is an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 establishes, among other items, the accounting for certain derivative instruments embedded within other types of financial instruments; and, eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. Effective for the Company beginning January 1, 2007, SFAS No. 155 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In March 2006, the FASB released SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140. SFAS No. 156 amends SFAS No. 140 to require that all separately recognized servicing assets and liabilities in accordance with SFAS No. 140 be initially measured at fair value, if practicable. Furthermore, this standard permits, but does not require, fair value measurement for separately recognized servicing assets and liabilities in subsequent reporting periods. SFAS No. 156 is also effective for the Company beginning January 1, 2007; however, the standard is not expected to have any impact on the Company's financial position, results of operation or cash flows.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
March 31, 2006

3. ACQUISITION

Automotive Services Group, LLC

In July 2005, the Company purchased 50% of the outstanding equity interests of Automotive Services Group LLC (“ASG”), an Alabama Limited Liability Company, from an unrelated party for $300,000. ASG was formed to develop and operate automated car wash sites under the trade name “Bubba’s Express Wash”. ASG’s first site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006. From the Company’s initial purchase through November 2005, the Company accounted for its 50% investment in ASG under the equity method of accounting. However, as a result of negotiations which commenced during the 4th quarter of 2005, and ultimately resulted in the Company’s acquisition of the remaining 50% equity interest of ASG on March 15, 2006, the Company determined that it became the primary beneficiary of ASG, a Variable Interest Entity as determined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Accordingly, the Company has consolidated the accounts of ASG since the 4th quarter of 2005.

On March 15, 2006, the Company entered into a Unit Purchase Agreement (the “Agreement”) for Automotive Services Group to purchase the remaining 50% equity interest (the “Membership Interest”) in ASG. After completing the transaction, Automotive Services Group now owns 100% of the outstanding equity interests in ASG. As consideration for the Membership Interest, the Company issued 200,000 shares of the Company’s common stock valued at $610,000, which is based on the closing stock price at March 15, 2006.

The Company has not provided pro forma data summarizing the results of operations for the periods indicated as if the ASG acquisition had been completed as of the beginning of each period presented since the effects were considered immaterial to actual operating results.

Upon initial measurement, components of the purchase price are as follows:

Land	$480,211
Furniture and equipment	972
Notes payable	(495,211)
Net liabilities assumed	(14,028)
Goodwill	614,028
Minority interest	(300,000)
Purchase price	$300,000

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
March 31, 2006

In March 2006, upon the purchase of the remaining 50% interest, components of the purchase price are as follows:

Goodwill	$357,008
Minority interest	252,992
Purchase price	$610,000

4. GOODWILL

The Company’s goodwill relates primarily to the Financial Services and Real Estate and Medical Products reporting segment. The changes in the amount of goodwill for the three months ended March 31, 2006, is as follows:

Goodwill
Balance as of December 31, 2005	$2,301,555
Goodwill for purchase of ASG	357,008
Balance as of March 31, 2006 (unaudited)	$2,658,563

5. LONG-TERM INVESTMENTS

Long-term investments at March 31, 2006 and December 31, 2005 are comprised of the following:

	March 31, 2006 (unaudited)	December 31, 2005
Alacra Corporation	$1,000,000	$1,000,000
Digicorp	2,772,793	3,025,398
IPEX, Inc.	627,000	1,130,500
Investments in Real Estate	481,033	481,033
	$4,880,826	$5,636,931

Alacra Corporation

At March 31, 2006, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation (“Alacra”), valued at $1,000,000, and classified as an available-for-sale investment. The Company has the right to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. Alacra, based in New York, is a global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra's customers include more than 750 financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
March 31, 2006

Digicorp

At March 31, 2006, the Company held 2,738,561 shares, or approximately 7.5%, of the common stock of Digicorp. The Company has borrowed against 255,000 of these shares and has therefore pledged 255,000 shares to a financial institution as discussed in Note 8. Prior to December 31, 2005, the Company accounted for its investment in Digicorp under the equity method of accounting and the Company’s proportionate share of income or losses from this investment was recorded in equity in income (loss) of investee. However, on December 29, 2005, Digicorp completed the purchase of all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc. ("Rebel Crew"), a California corporation. Digicorp issued approximately 21 million shares of its common stock to the shareholders of Rebel Crew which decreased the Company’s ownership interest from approximately 20% at September 30, 2005, to approximately 7.5%. The 2,738,561 shares of common stock are valued at $2,772,793. Digicorp's common stock is traded on the OTC Bulletin Board, which reported a closing price, at March 31, 2006, of $1.35 per share. The Company has valued its holdings in Digicorp at an approximate 25% discount to the $1.35 closing price, or $1.01 per share, due to the limited average number of shares traded on the OTC Bulletin Board.

IPEX, Inc.

At March 31, 2006, the Company held 1,045,000 shares of common stock and warrants to purchase 787,500 shares of common stock at $1.00 per share of IPEX, formerly Administration for International Credit & Investments, Inc. The Company acquired 450,000 shares of the common stock and all of the warrants directly from IPEX in March 2005 and received 500,000 shares of the common stock directly from the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX and, until such time as the sale of the securities is either registered with the SEC or the securities are eligible to be sold without restriction pursuant to Rule 144(k) promulgated pursuant to the Securities Exchange Act of 1934, the Company is restricted from publicly selling these securities except in accordance with Rule 144. The remaining 95,000 shares of common stock are valued at $62,700 and included in marketable securities. The Company has borrowed against these 95,000 shares and has therefore pledged these shares to a financial institution as discussed in Note 8. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at March 31, 2006, of $0.88. The Company has valued its holdings in IPEX at a 25% discount to the $0.88 closing price, or $0.66 per share, due to the limited average number of shares traded on the OTC Bulletin Board as well as other trading restrictions on the Company’s unregistered holdings in IPEX. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. IPEX’s fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through IPEX’s system. IPEX invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties.

Investments in Real Estate

At March 31, 2006, the Company had several real estate investments, recorded at its cost of $481,033. These investments are included in long-term investments. The Company holds its real estate investments in AGB Properties. AGB Properties real estate holdings consist of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, 0.61 acres of undeveloped land in Springfield, Tennessee, and various loans secured by real estate in Heber Springs, Arkansas. AGB Properties is in the process of liquidating its real estate holdings.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
March 31, 2006

6. NOTES PAYABLE

Notes payable at March 31, 2006 and December 31, 2005 are comprised of the following:

	March 31, 2006 (unaudited)	December 31, 2005
Note payable to Winstar (a)	$785,667	$796,554
Note payable to Bodnar Capital Management, LLC (b)	1,000,000	1,000,000
Notes payable to Ault Glazer Bodnar Acq. Fund, LLC (c)	2,181,981	1,116,838
Note payable to Steven J. Caspi (d)	1,000,000	—
	4,967,648	2,913,392
Less: unamortized debt discount	(60,546	—
Total notes payable	$4,907,102	$2,913,392

Aggregate future required principal payments on these notes during the twelve month period subsequent to March 31, 2006 are as follows:

2006	$3,484,066
2007	—
2008	—
2009	—
2010	1,423,036
$4,907,102

(a)
On August 28, 2001, the Company made an investment in Excelsior Radio Networks, Inc. (“Excelsior”) which was completely liquidated during 2005. As part of the purchase price paid by the Company for its investment in Excelsior, the Company issued a $1,000,000 note to Winstar. This note was due February 28, 2002 with interest at 3.54% but in accordance with the agreement has a right of offset against certain representations and warranties made by Winstar and we believe the amount of the offsets exceed the amount of the note payable. However, since Winstar does not agree with this belief, the only offsets against the principal balance of the note reflected in the accompanying condensed consolidated financial statements relate to legal fees attributed to our defense of the lawsuits filed against us. The due date of the note is extended until the lawsuit discussed in Note 11 is settled. At March 31, 2006, the Company had incurred a total of approximately $214,000 in legal expenses, of which approximately $11,000 and $53,000 was incurred during the three months ended March 31, 2006 and 2005, respectively. These amounts have been offset against the amount due.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
March 31, 2006

(b)
On April 7, 2005, the Company issued a $1,000,000 principal amount promissory note (the "Bodnar Note") to Bodnar Capital Management, LLC, in consideration for a loan from Bodnar Capital Management, LLC to the Company in the amount of $1,000,000. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is a principal stockholder of the Company. The principal amount of the Bodnar Note and interest at the rate of 6% per annum is payable on May 31, 2006. The obligations under the Note are collateralized by all real property owned by the Company. During the three months ended March 31, 2006 and 2005, the Company incurred interest expense of approximately $15,000 and $0, respectively, on the Bodnar Note, all of which is accrued at March 31, 2006.

(c)
From January 11, 2006 through March 31, 2006 AGB Acquisition Fund, a related party, loaned the Company a total of approximately $443,000, of which approximately $401,000 was repaid. As consideration for the outstanding balance of $42,000, the Company issued AGB Acquisition Fund secured promissory notes in the principal amount of $42,000 (the “AGB Acquisition Fund Notes”), and entered into a security agreement granting AGB Acquisition Fund a security interest in the Company’s personal property and fixtures, inventory, products and proceeds as security for the Company’s obligations under the AGB Acquisition Fund Notes. The AGB Acquisition Fund Notes accrue interest at the rate of 7% per annum, which together with principal are due to be repaid sixty days from the dates the notes were issued and will began to expire on April 24, 2006. At the option of the Company, payments of principal and interest may be paid by exchange of any securities owned by the Company valued on the day before the maturity date of the Note.

On February 8, 2006, AGB Acquisition Fund loaned approximately $687,000 to ASG. As consideration for the loan, ASG issued AGB Acquisition Fund a secured promissory note in the principal amount of approximately $687,000 (the “ASG Note”) and granted a real estate mortgage in favor of AGB Acquisition Fund relating to certain real property located in Jefferson County, Alabama (the “ASG Property”). The ASG Note bears interest at the rate of 10% per annum and is due on April 10, 2006, or within 30 days thereafter. AGB Acquisition Fund received warrants to purchase 20,608 shares of the Company’s common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of approximately $44,000 as the estimated value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method. Through March 31, 2006, interest expense of approximately $29,000 has been recorded from the debt discount amortization, and as of March 31, 2006, the remaining debt discount balance of approximately $15,000 is reflected as a reduction of notes payable. As security for the performance of ASG’s obligations pursuant to the ASG Note, ASG granted AGB Acquisition Fund a security interest in all personal property and fixtures located at the ASG Property. During the three months ended March 31, 2006, the Company had incurred interest expense, excluding amortization of debt discount, of approximately $10,000 on the ASG Note, all of which is accrued at March 31, 2006.

As of March 31, 2006 and December 31, 2005, AGB Acquisition Fund had loaned an aggregate of approximately $1,423,000 and $1,117,000, respectively, to ASG. The loans were advanced to ASG pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "Real Estate Note"). The Real Estate Note bears interest at the rate of 3% above the Prime Rate as published in the Wall Street Journal (7.75% at March 31, 2006). All unpaid principal, interest and charges under the Real Estate Note are due in full on July 31, 2010. The Real Estate Note is collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and AGB Acquisition Fund. During the three months ended March 31, 2006, the Company had incurred interest of approximately $30,000 on the Real Estate Note, all of which is accrued at March 31, 2006.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
March 31, 2006

As of March 31, 2006, AGB Acquisition Fund had loaned an aggregate of approximately $30,000 to the Company. The loans were advanced to the Company pursuant to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) entered into with AGB Acquisition Fund on March 7, 2006. The Revolving Line of Credit allows the Company to request advances of up to $500,000 from AGB Acquisition Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six month periods upon mutual agreement of the parties. Each advance under the Revolving Line of Credit will be evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit must be repaid with interest at the Prime Rate plus 1% within 60 days from issuance and will be convertible into shares of the Company’s common stock at the option of AGB Acquisition Fund at a price of $3.10 per share. The obligations of the Company pursuant to such secured promissory notes will be secured by the Company’s assets, personal property and fixtures, inventory, products and proceeds therefrom.

(d)	On January 12, 2006, Steven J. Caspi (“Caspi”) loaned $1,000,000 to ASG. As consideration for the loan, ASG issued Caspi a promissory note in the principal amount of $1,000,000 (the “Caspi Note”) and granted Caspi a mortgage on certain real estate owned by ASG and a security interest on all personal property and fixtures located on such real estate as security for the obligations under the Caspi Note. In addition, the Company entered into an agreement guaranteeing ASG’s obligations pursuant to the Caspi Note and Caspi received warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The Company recorded debt discount in the amount of approximately $92,000 as the estimated value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method. Through March 31, 2006, interest expense of approximately $46,000 has been recorded from the debt discount amortization, and as of March 31, 2006, the remaining debt discount balance of approximately $46,000 is reflected as a reduction of notes payable. The Caspi Note accrues interest at the rate of 10% per annum, which together with principal, is due to be repaid on July 13, 2006.

7. ACCRUED LIABILITIES

Accrued liabilities at March 31, 2006 and December 31, 2005 are comprised of the following:

	March 31,
	2006 (unaudited)	December 31, 2005
Accrued officer's severance	$164,229	$22,716
Accrued interest	274,250	215,093
Accrued professional fees	176,000	160,000
Deferred revenue	48,882	103,875
Accrued salaries	52,083	45,833
Other	40,770	21,599
	$756,214	$569,116

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
March 31, 2006

8. DUE TO BROKER

In August 2005, the Company entered into an agreement with a financial institution to borrow against securities. The agreement, which extends for 53 weeks, is subject to a premium of up to 6% of the amount of the borrowings which is amortized on a straight line basis over the term of the agreement. To the extent the agreement is terminated early, the Company does not incur a premium for the amount of time that the agreement is terminated. The agreement also provides that in addition to the securities held by the financial institution, the Company pledge a total of 25% of the value of the securities in cash. The pledged cash is reduced daily by the amount of the earned premium and protects the financial institution from decreases in the market value of the securities. Any decrease in the market value of the pledged securities in excess of 5% over the securities notional value would require the Company to fund additional monies, such that 25% of the initial borrowing, as adjusted by the earned premium, was covered. If the Company failed to fund additional monies the financial institution has the right to liquidate the pledged securities. In the event the proceeds from liquidation are insufficient to cover the amount of the borrowings, the financial institution’s sole recourse is against the pledged cash. During the three months ended March 31, 2006, the Company received proceeds from such borrowings of approximately $645,000, of which $370,000 was repaid. Consequently, the Company recorded a liability at March 31, 2006 of approximately $275,000 which is included in current liabilities under the heading “Due to broker.”

9. WARRANTS

In February 2006, the Company issued 175,000 warrants to purchase shares of common stock at $3.95 per share to a consultant. The warrants vested immediately and have a three-year life. The warrants were valued at approximately $405,000 and were expensed during the three months ended March 31, 2006.

Warrants granted during the three months ended March 31, 2006, were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, three to five years and 89%, respectively. Warrants granted during the year ended December 31, 2005 were valued using the same assumptions with the exception that the Company used volatility of 83%. As of March 31, 2006, all warrants issued to the consultants remain outstanding.

10. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, the Company paid approximately 75% of the base rent on the corporate offices and Ault Glazer & Company Investment Management LLC ("Ault Glazer"), based upon their usage of the facilities, paid the remaining base rent. Ault Glazer is a private investment management firm that manages an estimated $20 million in individual client accounts and private investment funds. Ault Glazer has been given discretionary authority to buy, sell, and vote securities on behalf of each of those client accounts and funds. Together, Milton “Todd” Ault III (“Ault”), our former Chairman and Chief Executive Officer of the Company, and Louis Glazer, Chief Health and Science Officer and Class I Director of the Company, and Melanie Glazer, Manager of AGB Propeties, (together, the “Glazers”) own approximately 69% of the outstanding membership interests in Ault Glazer. As of December 31, 2005, Ault Glazer, Ault and the Glazers indirectly beneficially own or control approximately 25% of the outstanding common stock of the Company and beneficially own approximately 98.2% of the outstanding preferred stock of the Company.

At March 31, 2006 and December 31, 2005, the Company had an amount due from Strome Securities of $0 and $8,636, respectively, recorded in other current assets. Until October 31, 2005, the Company maintained a brokerage account with Strome Securities and until December 31, 2004, Ault was a registered representative of Strome Securities. Beginning November 1, 2005, the Company moved its brokerage account from Strome Securities to AGB Securities, Inc., a related party. A nominal amount of commissions were incurred by the Company during the three months ended March 31, 2006 as a result of trades in the Company’s brokerage account.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
March 31, 2006

AGB Properties

On April 28, 2005, the Company purchased 0.61 acres of vacant land in Springfield, Tennessee from a related party. The purchase price consisted of approximately $90,000 in cash, 20,444 shares of common stock and 10,221 warrants to purchase common stock at an exercise price of $4.53 and a 5 year contractual life valued at approximately $86,000.

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

The Company has performed a significant amount of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations; (ii) the execution of two purchase agreements for the purchase of certain intellectual property assets; (iii) the hiring of a Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development; and (iv) the appointment of two members to the Board of Directors of IPEX. The Company initially valued the amount of the consulting services at approximately $1,331,000, which was due on August 15, 2005. The Company received 500,000 shares of IPEX common stock in December 2005 as payment for the services. At the time of payment, the fair market value of IPEX common stock had decreased by approximately 33%. Accordingly, the Company reduced the initial value of the consulting services by the amount of the decrease in the fair market value of IPEX common stock, approximately $675,000. As a result of the decrease in the fair market value of IPEX common stock, the Company now expects to ultimately recognize approximately $656,000 in revenue as a result of this agreement, of which approximately $607,000 has been recognized and approximately $49,000 has been deferred. Management expects that it will recognize the deferred revenue during the three months ended June 30, 2006.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
March 31, 2006

The Company’s former Chairman and Chief Executive Officer and significant beneficial owner of the Company, Milton “Todd” Ault III, is currently a director of IPEX. Further, the Chief Executive Officer of ASG served as an IPEX director and member of IPEX’s Audit Committee from August 2005 through January 2006.

Digicorp

At March 31, 2006, the Company had an investment in Digicorp recorded in long-term investments. The Company’s Chief Financial Officer, William B. Horne, is also Chief Financial Officer of Digicorp and a director of the Company. Alice M. Campbell is also a director of Digicorp. Further, certain Company officers and directors, both past and present, served in various management and director roles at Digicorp.

Loans

During the three months ended March 31, 2006 and year ended December 31, 2005, the Company received loans from AGB Acquisition Fund (see Note 6). Ault Glazer Bodnar & Company Investment Management, LLC (“AGB & Company IM”) is the managing member of AGB Acquisition Fund. The managing member of AGB & Company IM is Ault Glazer Bodnar & Company, Inc. (“AGB & Company”). The Company’s former Chairman and Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of AGB & Company. The Company’s Chief Financial Officer, William B. Horne, is also Chief Financial Officer of AGB & Company. Melanie Glazer, Manager of the Company’s subsidiary AGB Properties is also a director of AGB & Company.

During the three months ended March 31, 2006 the Company received short-term loans from an entity whose primary beneficiary is Melanie Glazer. The Notes, which were repaid during the three months ended March 31, 2006, accrued interest at the rate of 7% per annum, or approximately $1,700.

Due from Related Parties

At March 31, 2006 and December 31, 2005, the Company had an amount due from related parties of approximately $101,000 and $85,000, respectively, recorded in other current assets. This amount relates to an allocation of expenses from the Company to the related parties

11. COMMITMENTS AND CONTINGENCIES

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
March 31, 2006

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

On February 3, 2006, Winstar Global Media, Inc. (“WGM”) filed a lawsuit against the Company. The WGM lawsuit attempts to collect upon the $1,000,000 note between the Company and Winstar discussed in Note 6. The Company believes the lawsuit is without merit and intends to vigorously defend itself.

Severance Compensation

On January 9, 2006, Milton “Todd” Ault, III resigned as our Chairman and Chief Executive Officer. As severance compensation the Company granted Mr. Ault one year of salary totaling $180,000, options to purchase 90,000 shares of the Company’s common stock and 60,000 shares of the Company’s common stock. At March 31, 2006, the Company had accrued the remaining salary amount due Mr. Ault of approximately $142,000 (See Note 7).

12. SEGMENT REPORTING

The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The segment information provided reflects the three distinct lines of business within the Company’s organizational structure: medical products, which consists of SurgiCount and Patient Safety Consulting Group, LLC, a provider of patient safety devices and health care solutions, financial services and real estate, which consists of AGB Properties and car wash services, which consists of Automotive Services Group. Unallocated corporate expenses are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment.

Transactions between segments are not common and are not material to the segment information. Some business activities that cannot be classified in the aforementioned segments are shown under “corporate”.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
March 31, 2006

Segment information for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31,	March 31,
	2006	2005
Medical Products
Revenue	$—	$—
Net loss	$(506,116)	$(348,455)
Total Assets	$6,380,973	$4,657,497

Financial Services and Real Estate
Revenue	$54,993	$—
Net income (loss)	$(39,790)	$75,164
Total Assets	$5,019,647	$6,805,884

Car Wash Services
Revenue	$20,767	$—
Net loss	$(170,212)	$—
Total Assets	$4,161,472	$—

Corporate
Revenue	$—	$—
Net loss	$(2,857,414)	$(1,510,921)
Total Assets	$363,194	$330,519

Total
Revenue	$75,760	$—
Net loss	$(3,573,532)	$(1,784,212)
Total Assets	$15,925,286	$11,793,900

13. SUBSEQUENT EVENTS

On May 1, 2006, Herbert Langsam, a Class II Director of the Company, loaned the Company $500,000. The loan is documented by a $500,000 Secured Promissory Note (the “Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Langsam Note accrues interest at the rate of 12% per annum and has a maturity date of November 1, 2006. Interest is payable monthly on the 30th day of each calendar month. In the event of breach or default on any provision of the Langsam Note, the interest rate will increase to 16% per annum. Pursuant to the terms of a Security Agreement dated May 1, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Langsam Note.

On April 18, 2006, the Company entered into a consulting agreement with Ault Glazer Bodnar Securities, LLC, a registered broker-dealer (“AGB Securities”) and a related party. Pursuant to the agreement, AGB Securities and its representatives will provide non-exclusive investment banking and financial advisory services to the Company in connection with the evaluation of its strategic options, which may include, among others, acquisitions, business combinations, divestitures, liquidations and capital events such as pursuing a capital raising or financing transaction. In the event that any such transaction is consummated, the Company will pay AGB Securities a fee in an amount up to 6% of the aggregate consideration

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements - Unaudited (continued)
March 31, 2006

received by the Company in connection with each transaction. The Company agreed to negotiate the fee with AGB Securities in good faith; provided, however, that the fee will not be less than 3% of the consideration received by the Company from any contemplated transaction. In addition to any fees that may be payable to AGB Securities, the Company agreed to reimburse AGB Securities for all reasonable travel, legal and other out-of-pocket expenses in performing the services required of AGB Securities pursuant to the agreement. The initial term of the agreement is for 12 months from April 18, 2006 and will thereafter be automatically extended monthly until terminated by either party upon 30 days’ written notice to the other party. The agreement does not contain any specific termination provisions.

Effective April 21, 2006, Surgicount entered into an employment agreement with William M. Adams to employ Mr. Adams as Surgicount’s Chief Executive Officer. The term of the employment agreement will end effective at midnight on April 17, 2009 unless extended by the mutual written consent of Surgicount and Mr. Adams. Surgicount agreed to pay Mr. Adams an annual base salary of $300,000 during the term of the employment agreement. Pursuant to the employment agreement, the Company granted Mr. Adams options to purchase 300,000 shares of the Company’s common stock with an exercise price of $3.50 per share. One-third of such options will vest annually over three years. However, all of the options will vest immediately upon a sale or exchange of 50% or more of Surgicount’s outstanding capital stock or a joint venture by Surgicount with an unaffiliated entity involving 50% or more of Surgicount’s outstanding capital stock. Mr. Adams will also receive $10,000 of restricted stock of the Company annually on April 30, 2007, April 18, 2008 and April 18, 2009. Additionally, Mr. Adams will receive options to purchase an additional 100,000 shares of common stock of the Company with an exercise price of $3.50 per share which will vest upon either of the following events: (a) a sale or exchange of 50% or more of Surgicount’s outstanding capital stock or a joint venture by Surgicount with an unaffiliated entity; or (b) if on or prior to December 31, 2008, Surgicount’s cumulative sales from the inception of Surgicount equal or exceed $10 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth in Part II of this report under “Item 1A. Risk Factors” and elsewhere in this report on Form 10-Q.

The following “Overview” section is a brief summary of the significant issues addressed in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). Investors should read the relevant sections of the MD&A for a complete discussion of the issues summarized below. The entire MD&A should be read in conjunction with Item 1 of Part I of this report, “Financial Statements.”

Overview

Until March 31, 2005, Patient Safety Technologies, Inc., a Delaware corporation (referred to herein as the “Company,” “we,” “us,” and“our”), elected to be a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission. At March 31, 2006, 28.4% of our assets on a consolidated basis with subsidiaries were comprised of “investment securities” within the meaning of the 1940 Act. If the value of our assets that consist of “investment securities” were to exceed 40% of our total assets (excluding government securities and cash items) on an unconsolidated basis we could be required to re-register as an investment company under the 1940 Act unless an exemption or exclusion applies. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, building and operating companies in the patient safety medical products industry. Registration under the 1940 Act would also subject us to increased regulatory and compliance costs, and other restrictions on the way we operate and would change the method of accounting for our assets under GAAP.

Our operations currently focus on the acquisition of controlling interests in companies and research and development of products and services in the health care and medical products field, particularly the patient safety markets. In the past we also focused on the financial services and real estate industries. On October 2005 our Board of Directors authorized us to evaluate alternative strategies for the divesture of our non-healthcare assets. As an extension on our prior focus on real estate, in March 2006 we acquired the remaining 50% equity interest in Automotive Services Group, LLC (“ASG”) and upon doing so we entered the business of developing properties for the operation of automated express car wash sites. However, on March 29, 2006, our Board of Directors determined to focus our business exclusively on the patient safety medical products field. The Board of Directors is continuing to evaluate available alternatives to determine the most beneficial method to divest ASG and our other real estate assets.

SurgiCount Medical, Inc., developer of the Safety-SpongeTM System, Patient Safety Consulting Group, LLC, a healthcare consulting services company, Automotive Services Group, Inc. (formerly Ault Glazer Bodnar Merchant Capital, Inc.), a holding company for ASG, Ault Glazer Bodnar Capital Properties, LLC, a real estate development and management company, and ASG, a company formed to develop properties for the operation of automated car wash sites, are wholly-owned operating subsidiaries, which were either acquired or created to enhance our ability to focus our efforts in each targeted industry. Currently, we are evaluating ways in which to monetize our non-patient safety related assets (the “non-core assets”). However, the divesture of any assets will be dependent on a number of factors including: (1) lack of a liquid market to dispose of such assets; (2) potential adverse tax effects from a disposition; and/or (3) our Board of Directors and management may change their decision to dispose of certain of the assets.

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

Security investments which are publicly traded on a national securities exchange or over-the-counter market are stated at the last reported sale price on the day of valuation or, if no sale was reported on that date, then the securities are stated at the last quoted bid price. Management may determine, if appropriate, to discount the value where there is an impediment to the marketability of the securities held.

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

See Note 2 to the condensed consolidated financial statements for a discussion of recent accounting pronouncements.

Financial Condition, Liquidity and Capital Resources

Our cash and marketable securities were $162,653 at March 31, 2006, versus $1,003,173 at December 31, 2005. Total current liabilities were $5,059,141 at March 31, 2006, versus $3,953,040 at December 31, 2005. Included in current liabilities at March 31, 2006 and December 31, 2005 is a note payable, and accrued interest on such note, payable to Winstar Communications, Inc. (“Winstar”) in the amount of $934,808 and $938,573, respectively. As discussed in Note 6 in the notes to the accompanying condensed consolidated financial statements filed with this Form 10-Q, the due date on the note payable to Winstar was February 28, 2002. However, as a result of the lawsuits filed against us by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. the due date of the note is extended until the lawsuit discussed in Note 11 is settled. The note payable has a right of offset against certain representations and warranties made by Winstar and we believe the amount of the offsets exceed the amount of the note payable. It is our contention that the initial lawsuit filed on October 15, 2001, impaired our ability to raise capital. This inability to raise capital ultimately resulted in the premature liquidation of our investment in Excelsior Radio Networks, Inc. (“Excelsior”) at a price that was significantly less than what we would have realized had we been able to hold our investment until its subsequent sale to an unrelated third party. Winstar does not agree with this belief and on February 3, 2006 Winstar Global Media, Inc. (“WGM”) filed a lawsuit claiming that we were in default under the terms of the note. Accordingly, the only offsets against the principal balance of the note reflected in the accompanying financial statements relate to legal fees attributed to our defense of the lawsuits filed against us. As of March 31, 2006, we had incurred $214,333 in legal fees attributed to our defense of lawsuits filed by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. and the representations and warranties made by Winstar Radio Networks, Inc. These fees have been offset against the note with the remaining principal balance of $785,667 reflected as a note payable on the accompanying balance sheet.

At March 31, 2006 and December 31, 2005, we had $57,863 and $79,373, respectively, in cash and cash equivalents. During 2005 our Board authorized us to invest our cash balances in the public equity and debt markets as appropriate to maximize the short-term return on such assets. Such investments are typically short-term and focus on what we believe to be mispriced domestic public equities and instruments.

In August 2005, we entered into an agreement with the financial institution IXIS Derivatives Inc. to borrow against securities which we hold. The agreement, which extended for 53 weeks, was subject to a premium of up to 6% of the amount of the borrowings which is amortized on a straight line basis over the term of the agreement. At December 31, 2005, we terminated the August 2005 agreement with IXIS Derivatives Inc. To the extent the agreement was terminated early, we did not incur a premium for the amount of time that the agreement was terminated. The agreement also provided that in addition to the securities held by the financial institution, we pledge a total of 25% of the value of the securities in cash. The pledged cash was reduced daily by the amount of the earned premium and protected the financial institution from decreases in the market value of the securities. Any decrease in the market value of the pledged securities in excess of 5% over the securities notional value would require us to fund additional monies, such that 25% of the initial borrowing, as adjusted by the earned premium, was covered. If we failed to fund additional monies the financial institution had the right to liquidate the pledged securities. In the event the proceeds from liquidation were insufficient to cover the amount of the borrowings, the financial institution’s sole recourse was against the pledged cash. During January 2006, we renewed our August 2005 agreement with IXIS Derivatives Inc. to borrow against securities and during the three months ended March 31, 2006, we received proceeds from such borrowings of approximately $645,000, of which approximately $370,000 was repaid. Consequently we recorded a liability at March 31, 2006 of approximately $275,000 which is included in current liabilities under the heading “Due to broker.”

We had a working capital deficit of approximately $4,535,909 at March 31, 2006 and we continue to have recurring losses. In the past we have relied upon private placements of equity and debt securities and we plan to rely on private placements to fund our capital requirements in the future. We have received shareholder approval to sell equity and/or debt securities of the Company up to $10 million in any calendar year to our former Chairman and Chief Executive Officer, Milton “Todd” Ault, III, to the Company’s President and Secretary, Lynne Silverstein, to our current Chairman and Chief Executive Officer and the Chief Health and Science Officer of our subsidiary Patient Safety Consulting Group, LLC, Louis Glazer, and to the Manager of our subsidiary Ault Glazer Bodnar Capital Properties, LLC and Mr. Glazer’s spouse, Melanie Glazer. If we propose to sell more than $10 million of securities in a calendar year to such persons additional shareholder approval would be required. We do not currently anticipate selling equity or debt securities to these persons and, in the event we elected to pursue such an investment, we cannot guarantee that such persons would be willing to further invest in the Company. We have, however, received funding from Ault Glazer Bodnar Acquisition Fund, LLC ("AGB Acquisition Fund"). Ault Glazer Bodnar & Company Investment Management, LLC (“AGB & Company IM”) is the managing member of AGB Acquisition Fund. The managing member of AGB & Company IM is Ault Glazer Bodnar & Company, Inc. (“AGB & Company”). The Company’s former Chairman and Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of AGB & Company.

On April 7, 2005, we issued a $1,000,000 promissory note (the "Bodnar Note") to Bodnar Capital Management, LLC, in consideration of a $1,000,000 loan from Bodnar Capital Management, LLC. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is one of our principal stockholders. The principal amount of the Bodnar Note and interest at the rate of 6% per annum is due on May 31, 2006. The obligations under the Bodnar Note are secured by all real property owned by us.

On January 12, 2006, Steven J. Caspi (“Caspi”) loaned $1,000,000 to ASG. As consideration for the loan, ASG issued Caspi a promissory note in the principal amount of $1,000,000 (the “Caspi Note”) and granted Caspi a mortgage on certain real estate owned by ASG and a security interest on all personal property and fixtures located on such real estate as security for the obligations under the Caspi Note. In addition, the Company entered into an agreement guaranteeing ASG’s obligations pursuant to the Caspi Note and Caspi received warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The Company recorded debt discount in the amount of approximately $92,000 as the estimated value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method. Through March 31, 2006, interest expense of approximately $46,000 has been recorded from the debt discount amortization, and as of March 31, 2006, the remaining debt discount balance of approximately $46,000 is reflected as a reduction of notes payable. The Caspi Note accrues interest at the rate of 10% per annum, which together with principal, is due to be repaid on July 13, 2006.

From January 11, 2006 through March 31, 2006 AGB Acquisition Fund, a related party, loaned the Company a total of approximately $443,000, of which approximately $401,000 was repaid in cash. As consideration for the outstanding balance of $42,000, the Company issued AGB Acquisition Fund secured promissory notes in the principal amount of $42,000 (the “AGB Acquisition Fund Notes”), and entered into a security agreement granting AGB Acquisition Fund a security interest in the Company’s personal property and fixtures, inventory, products and proceeds as security for the Company’s obligations under the AGB Acquisition Fund Notes. The AGB Acquisition Fund Notes accrue interest at the rate of 7% per annum, which together with principal are due to be repaid sixty days from the dates the notes were issued and began to expire on April 24, 2006. At the option of the Company, payments of principal and interest may be paid by exchange of any securities owned by the Company valued on the day before the maturity date of the Note.

On February 8, 2006, AGB Acquisition Fund loaned approximately $687,000 to ASG. As consideration for the loan, ASG issued AGB Acquisition Fund a secured promissory note in the principal amount of approximately $687,000 (the “ASG Note”) and granted a real estate mortgage in favor of AGB Acquisition Fund relating to certain real property located in Jefferson County, Alabama (the “Property”). The Note bears interest at the rate of 10% per annum and is due on April 10, 2006, or within 30 days thereafter. AGB Acquisition Fund received warrants to purchase 20,608 shares of the Company’s common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of approximately $44,000 as the estimated value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method. Through March 31, 2006, interest expense of approximately $29,000 has been recorded from the debt discount amortization, and as of March 31, 2006, the remaining debt discount balance of approximately $15,000 is reflected as a reduction of notes payable. As security for the performance of ASG’s obligations pursuant to the Note, ASG granted AGB Acquisition Fund a security interest in all personal property and fixtures located at the ASG Property. During the three months ended March 31, 2006, the Company had incurred interest expense, excluding amortization of debt discount, of approximately $10,000 on the Note, all of which is accrued at March 31, 2006.

In addition, as of March 31, 2006, AGB Acquisition Fund had loaned an aggregate of approximately $1,423,036 to ASG pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "Real Estate Note"). The Real Estate Note bears interest at the rate of 3% above the Prime Rate as published in the Wall Street Journal (7.75% at March 31, 2006). All unpaid principal, interest and charges under the Real Estate Note are due in full on July 31, 2010. The Real Estate Note is collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and AGB Acquisition Fund.

As of March 31, 2006, AGB Acquisition Fund had loaned an aggregate of approximately $30,000 to the Company. The loans were advanced to the Company pursuant to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) entered into with AGB Acquisition Fund on March 7, 2006. The Revolving Line of Credit allows the Company to request advances of up to $500,000 from AGB Acquisition Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six month periods upon mutual agreement of the parties. Each advance under the Revolving Line of Credit is evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit must be repaid with interest at the Prime Rate plus 1% within 60 days from issuance and are convertible into shares of the Company’s common stock at the option of AGB Acquisition Fund at a price of $3.10 per share. The obligations of the Company pursuant to such secured promissory notes are secured by the Company’s assets, personal property and fixtures, inventory, products and proceeds therefrom.

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

As of March 31, 2006, other than our office lease, we had no commitments not reflected in our condensed consolidated financial statements.

Cash and cash equivalents decreased by $21,510 to $57,863 during the three months ended March 31, 2006, compared to a decrease of $835,663 during the three months ended March 31, 2005.

Operating activities provided $6,579 of cash during the three months ended March 31, 2006, compared to using $280,578 during the three months ended March 31, 2005.

Operating activities for the three months ended March 31, 2006, exclusive of changes in operating assets and liabilities, used $1,024,452 of cash, as the Company's net cash provided by operating activities of $6,579 included non-cash charges for depreciation, amortization and interest of $164,999, realized losses of $136,262 and stock based compensation of $2,353,979. For the three months ended March 31, 2005, operating activities, exclusive of changes in operating assets and liabilities, used $841,346 of cash, as the Company's net cash used in operating activities of $280,578 included non-cash charges for depreciation and amortization of $27,624, realized losses of $34,728 and stock based compensation of $1,224,101.

Changes in operating assets and liabilities produced cash of $1,031,031 during the three months ended March 31, 2006, principally due to net proceeds received from marketable securities, and decreases in our receivables from investments which were partially offset by decreases in the level of accounts payable and accrued liabilities and amounts due to our broker. The amount due to our broker is directly attributable to purchases of marketable investment securities that were purchased on margin or to securities that were margined subsequent to their purchase. During the three months ended March 31, 2006 and year ended December 31, 2005, the Company invested its cash balances in the public equity and debt markets in an attempt to maximize the short-term return on such assets. The amount due to our broker varied throughout the year depending upon the aggregate amount of marketable investment securities held by us and the level of borrowing against our available-for-sale securities. The actual amount of marketable investment securities held was influenced by several factors, including but not limited to, our expectations of potential returns available from what we considered to be mispriced securities as well as the cash needs of our operating activities. During times when we were heavily invested in marketable investment securities our liquidity position was significantly reduced. To the extent we have a need for an excess cash balance to meet our financial obligations the amount of securities purchased on margin will either decrease or disappear altogether. However, if we are in a position where we have excess cash with no immediate need for liquidity, and we believe opportunities exist to maximize the short-term return on such assets then we may purchase marketable securities on margin. During the three months ended March 31, 2005, changes in operating assets and liabilities produced cash of $560,768 primarily due to an increase in the level of accounts payable and accrued expenses and amounts due broker which were partially offset by net purchases of marketable securities.

The principal factor in the $2,082,345 of cash used in investing activities during the three months ended March 31, 2006 was the purchase of land of $1,696,945 and capitalized construction costs of $317,309 related to ASG. The principal factor in the $509,111 of cash used in investing activities during the three months ended March 31, 2005 was due to our investment in Surgicount of $432,398 combined with purchases of long-term investments of $65,006.

Cash provided by financing activities during the three months ended March 31, 2006, of $2,054,256 resulted from the net proceeds from notes payable of $2,054,256. Cash used in financing activities for the three months ended March 31, 2005, of $45,974 resulted primarily from the exercise of stock options of $26,250 and payment of preferred dividends of $19,163. Additionally, as discussed above, during the three months ended March 31, 2006 and 2005 the note payable to Winstar was offset by certain payments made allowed for in the note payable.

Investments

Our financial condition is partially dependent on the success of our investments. Short selling was a component of the Company’s investment strategy in the past and these trades have ranged, in any particular month, from 0% to 20% of total trading activity. The making of such investments entails significant risk that the price of a security may increase resulting in the loss of or negative return on the investment. We have not engaged in the practice of short selling since the quarter ended September 30, 2005, and do not expect short selling to become a significant component of our strategy in the future. On March 29, 2006 our Board of Directors directed us to liquidate all of our investments and other assets that do not relate to the patient safety medical products business. Some of our investments are subject to restrictions on resale under federal securities laws and otherwise are illiquid, which will make it difficult to dispose of the securities quickly. Since we will be forced liquidate some or all of the investments on an accelerated timeline, the proceeds of such liquidation may be significantly less than the value at which we acquired the investments. The following is a discussion of our most significant investments at March 31, 2006.

A summary of our investment portfolio, which at March 31, 2006 was valued at $4,985,616 and represented 31.3% of our total assets, is reflected below. Excluding our real estate investments, our investment portfolio represents 28.3% of our total assets. The investment portfolio is comprised of marketable securities of $104,790 and long-term investments of $4,880,826. Our investments in marketable securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Our remaining investments are classified as long-term investments.

March 31,
2006
Alacra Corporation	$1,000,000
Digicorp	2,772,793
IPEX, Inc.	689,700
Real Estate	481,033
Other	42,090
$4,985,616

Alacra Corporation

At March 31, 2006, we had an investment in Alacra Corporation (“Alacra”), valued at $1,000,000, which represents 6.3% of our total assets. On April 20, 2000, we purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Alacra has recorded revenue growth in every year since the Company’s original investment, further, 2005 revenues of approximately $16.5 million, were in excess of the prior year’s revenues by approximately 45%. At December 31, 2005, Alacra had total assets of approximately $3.5 million with total liabilities of approximately $6.0 million. Deferred revenue, which represents subscription revenues are amortized over the term of the contract, which is generally one year, and represented approximately $2.9 million of the total liabilities. The Company has the right to have the preferred stock redeemed by Alacra for face value plus accrued dividends beginning on December 31, 2006. In connection with this investment, the Company was granted observer rights on Alacra board of directors meetings.

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

Digicorp

At March 31, 2006, we had an investment in Digicorp valued at $2,772,793, which represents 17.4% of our total assets. On December 29, 2004, we entered into a Common Stock Purchase Agreement with certain shareholders of Digicorp (the "Digicorp Agreement"), to purchase an aggregate of 3,453,527 shares of Digicorp common stock. We purchased 2,229,527 of such shares on December 29, 2004 (2,128,740 shares at a price of $0.135 per share and 100,787 shares at a price of $0.145 per share). We were also required to purchase the remaining 1,224,000 shares from the selling shareholders at a price of $0.145 per share at such time that Digicorp registers the resale of the shares with the SEC. During December 2005 we amended the Digicorp Agreement and an unrelated third party assumed the obligation to purchase 1,000,000 of the remaining 1,224,000 shares from the selling shareholders. Additionally, we extended loans of approximately $32,500 to the selling shareholders from our working capital. Such loans represented the amount of the remaining obligation to purchase 224,000 shares of Digicorp common stock and are secured by the 224,000 shares of Digicorp common stock presently held by such selling shareholders. Digicorp’s common stock is traded on the OTC Bulletin Board, which reported a closing price, at March 31, 2006, of $1.35. In connection with the Digicorp Agreement, we were entitled to designate two members to the Board of Directors of Digicorp. Our first designee, Melanie Glazer, who is also manager of our subsidiary Ault Glazer Bodnar Capital Properties, LLC, was appointed on December 29, 2004. Milton “Todd” Ault, III, our former Chairman and Chief Executive Officer, was appointed Chief Executive Officer of Digicorp on April 26, 2005. On July 16, 2005, Alice M. Campbell, one of our directors, and Mr. Ault was appointed to the Board of Directors of Digicorp. On July 20, 2005, Lynne Silverstein, our President and Secretary, was appointed as a director of Digicorp, and William B. Horne, our Chief Financial Officer, was appointed as a director and as Chief Financial Officer of Digicorp. On September 30, 2005, Mr. Ault resigned from all positions with Digicorp and Mr. Horne was appointed as the interim Chief Executive Officer. On December 29, 2005, William B. Horne resigned as Chief Executive Officer and Lynne Silverstein and Melanie Glazer resigned as directors.

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

IPEX, Inc.

At March 31, 2006, we held 1,045,000 shares of common stock and warrants to purchase 787,500 shares of common stock at $1.00 per share of IPEX, Inc. (“IPEX”), valued at $689,700, which represents 4.3% of our total assets. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at March 31, 2006, of $0.88. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates a Voice over Internet Protocol ("VoIP") routing platform that directs telecommunication traffic. VoIP permits a user to send voice, fax and other information over the Internet, rather than through a regular telephone network system based on switches Pursuant to two separate asset purchase agreements entered into during 2005, in consideration for $6,000,000 of IPEX common stock and $275,000 cash, IPEX purchased certain intellectual property assets that may be used to enhance, compact, store, encrypt, stream and display digital image content over wireless networks and over the Internet and for image enhancement, compacting and content protection applications. On March 21, 2006 IPEX reported that it is in the process of transferring ownership of such assets to its subsidiary RGB Channel, Inc. On June 23, 2005, Alice M. Campbell, who is one of our directors, was appointed to the Board of Directors of IPEX. Ms. Campbell subsequently resigned from IPEX’s Board effective February 2, 2006. In addition, from May 26, 2005 until July 20, 2005, Milton “Todd” Ault, III, our former Chairman and Chief Executive Officer, served as interim Chief Executive Officer of IPEX and Mr. Ault has been a director of IPEX since May 26, 2005.

The Company’s initial investment into IPEX occurred On March 2, 2005 in the amount of $450,000. This investment was part of the private placement that IPEX completed on March 18, 2005. The total amount of IPEX’s private placement was for 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants for aggregate proceeds of $3,500,000, less issuance costs of $259,980, resulting in net realized proceeds of $3,240,020. The common stock, Series A and Series B Warrants were sold as Units, with each Unit consisting of two shares of common stock, one series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of common stock at $1.50 per share, exercisable for a period of five years. Each Series B Warrant entitles the holder to purchase one share of common stock at $2.00 per share, exercisable for a period of five years. Subsequent to the effectiveness of a registration statement covering the re-sale of shares underlying the warrants, the Series A and Series B Warrants are callable by IPEX, under certain circumstances, if IPEX's common stock trades at or above $2.00 and $2.50, respectively, for ten consecutive trading days. In such event IPEX must give us 30 days prior written notice of its intention to call the warrants after which it has the right to repurchase the warrants at a purchase price of $0.01 per share of common stock then purchasable pursuant to the warrants. During such 30 day notice period we would have the right to exercise the warrants. As of March 31, 2006 IPEX has not filed a registration statement covering the re-sale of the shares underlying the warrants and accordingly IPEX does not have a right to call them. However, in the event the warrants are called by IPEX, the warrants would be likely be in-the-money and we would likely exercise the warrants. To the extent we did not have a sufficient amount of cash available to exercise the warrants we would most likely liquidate a portion of our existing shares in IPEX common stock to satisfy the exercise amount. On March 21, 2006 IPEX sold $800,000 principal amount of 10% secured convertible notes to four accredited investors in a private placement transaction. The 10% secured convertible notes are convertible into either IPEX common stock at a price of $1.00 per share or into common stock of IPEX’s subsidiary RGB Channel, Inc. at a conversion price equal to the lesser of (a) $0.50, or (b) the price at which, at any time while the 10% secured convertible notes are outstanding, RGB Channel, Inc. sells shares of its common stock or any other securities convertible into or exchangeable for RGB Channel, Inc. common stock. The sale by IPEX of the 10% secured convertible notes caused an adjustment to the exercise price of the Series A Warrants and the Series B Warrants to equal $1.00 per share and an increase in the number of shares of common stock purchasable under such Series A and B Warrants. Pursuant to such warrants that we own, we are now entitled to purchase a total of 787,500 shares of IPEX common stock at an exercise price of $1.00 per share.

As reflected in IPEX’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005, sales for the year ended December 31, 2005 rose to $12,332,093 as compared to sales of $6,716,114 from the prior year ended December 31, 2004. Due to prior working capital constraints IPEX could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the private placement completed in March 2005 allowed IPEX to extend credit to Tier 2 carriers under net 15 terms and Tier 1 customers under net 30 terms therefore increasing the number of overall customers.

Ault Glazer Bodnar Capital Properties, LLC

At March 31, 2006, we had several real estate investments, valued at $481,033, which represents 3.0% of our total assets. We hold our real estate investments in Ault Glazer Bodnar Capital Properties, LLC (“AGB Properties”), a Delaware limited liability company and a wholly owned subsidiary. AGB Properties is in the process of liquidating its real estate holdings. AGB Properties’ primary focus was on the acquisition and management of income producing real estate holdings. AGB Properties real estate holdings consist of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, 0.61 acres of undeveloped land in Springfield, Tennessee, and various loans secured by real estate in Heber Springs, Arkansas. We expect that any future gain or loss recognized on the liquidation of some or all of our real estate holdings would be insignificant primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the real estate holdings are located.

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

Revenues

We recognized revenues of $75,760 and $0 during the three months ended March 31, 2006 and 2005, respectively. Although none of the revenues that we recognized during the three months ended March 31, 2006 related to sales of our Safety-SpongeTM System we expect to begin recognizing revenues from the Safety-SpongeTM System during the three month period ending June 30, 2006 based in part upon the results of initial usage of the Safety-SpongeTM System in hospital operating rooms. We expect these revenues will initially have an insignificant impact on our results of operations, however, during the three month period ending December 31, 2006 we expect that revenues from our Safety-SpongeTM System will start to become a source of funds to cover a portion of our operating costs.

Of the revenue earned during the three months ended March 31, 2006, $54,993 was the result of a consulting agreement, consented to by IPEX, whereby Wolfgang Grabher, the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX, retained us to serve as a business consultant to IPEX. In consideration for the services, during December 2005, Mr. Grabher personally transferred us 500,000 shares of common stock of IPEX as a non-refundable consulting fee. Mr. Grabher owned 18,855,900 shares of IPEX's 28,195,566 outstanding shares of common stock. On December 14, 2005 Mr. Grabher agreed to surrender 14,855,900 of the shares of IPEX common stock owned by him to IPEX to be retired and returned to treasury. Such shares represented 49.4% of IPEX’s outstanding shares of common stock at the time. At March 31, 2006, we held 7.8% of IPEX’s outstanding shares of common stock. On June 30, 2005, we agreed with IPEX as to the scope of the consulting services and the consideration for such services. At March 31, 2006, we had performed a significant amount of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations (ii) advice in connection with IPEX’s purchase of certain intellectual property assets; (iii) the hiring by IPEX of a new Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development, none of which would be deemed related parties; and (iv) IPEX’s appointment of two new members to its Board of Directors. We have deferred approximately $48,882 of revenue relating to this consulting agreement which management expects will be recognized during the three months ending June 30, 2006. We do not expect to enter into any additional consulting agreements with IPEX or, other than the deferred revenue, expect to recognize any additional revenue from IPEX. Our former Chairman and former Chief Executive Officer, Mr. Ault, has been a director of IPEX since May 26, 2005 and Mr. Ault served as interim Chief Executive Officer of IPEX from May 26, 2005 until July 13, 2005. Darrell W. Grimsley, Jr., Chief Executive Officer of our indirect wholly owned subsidiary Automotive Services Group, LLC, served as a director of IPEX and a member of its Audit Committee from August 30, 2005 until February 2, 2006. Alice M. Campbell, a member of our Board of Directors and our audit and compensation committees, served as a director of IPEX and chairman of its audit committee from June 23, 2005 until February 2, 2006.

The remaining revenue of $20,767, was generated from car wash services by our wholly-owned operating subsidiary, ASG. ASG was formed to develop and operate automated car wash sites under the trade name “Bubba’s Express Wash”. ASG’s first site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006.

Expenses

Operating expenses were $3,487,881 and $2,094,355 for the three months ended March 31, 2006 and 2005, respectively.

The increase in operating expenses for the three months ended March 31, 2006 when compared to March 31, 2005, was primarily the result of salaries and employee benefits, and to a lesser extent professional fees and amortization of our patents. Until October 22, 2004, the date our shareholders approved certain proposals relating to our restructuring plan to change from a business development company to an operating company, our principal activities involved the management of existing investments. As such, compensation expense was primarily the salaries of our Chief Executive Officer and to a lesser extent the Chief Financial Officer. Since the restructuring plan, we have aggressively focused on expanding into the health care and medical products field, particularly the patient safety markets, and up until October 2005, the financial services and real estate industries. We have hired personnel in order to meet the increased needs of our patient safety business focus and this has resulted in increases in almost every expense category.

A majority of our operating expenses consist of employee compensation, which increased by $1,239,934. Our Compensation Committee, which is comprised of three independent directors for purposes of AMEX rules, determines and recommends to our Board the cash and stock based compensation to be paid to our executive officers and also reviews the amount of salary and bonus for each of our other officers and employees. The most significant component of employee compensation is stock based compensation expense. For the three months ended March 31, 2006, we recorded $922,483 relating to grants of nonqualified stock options and $1,013,484 related to restricted stock awards to our employees and non-employee directors. During the three months ended March 31, 2005, we recorded $552,542 relating to grants of nonqualified stock options and $574,975 related to restricted stock awards to our employees and non-employee directors. Thus, the increase in expenses related to the issuance of stock options and restricted stock awards to our employees and non-employee directors amounted to $808,450. The remaining increase in employee compensation of $431,484 is attributed to a non-recurring severance package paid to Milton “Todd” Ault III, our former Chairman and Chief Executive Officer, of $180,000 and an increase in salaries and benefits of $251,484 due to an increased number of employees. At March 31, 2006, we had 11 full time employees receiving compensation compared to 5 full time employees, none of which were highly compensated executive officers, at March 31, 2005.

At March 31, 2006, three of our executives were covered under employment agreements. Our Chief Financial Officer, William B. Horne, is covered under a two year employment agreement with annual base compensation of $150,000; our President of Sales and Marketing of Surgicount Medical, Inc., Richard Bertran, is covered under a three year employment agreement with annual base compensation of $200,000 and; our Chief Operating Officer of Surgicount Medical, Inc., James Schafer, is covered under a two year employment agreement with annual base compensation of $100,000. None of our other executives our currently covered under an employment agreement, therefore, we are under no financial obligation, other than monthly salaries, for our other executive officers. Currently, monthly gross salaries for all of our employees are approximately $120,000. We believe, as with all our operating expenses, that our existing cash resources, together with proceeds from investments, anticipated financings and expected revenues from our operations, should be adequate to fund our salary obligations.

The second largest component of our operating expenses is professional fees, which increased by $55,336. As in the case of employee compensation, stock based compensation expense is the most significant component of professional fees for the three months ended March 31, 2006. We incurred $418,012 and $96,584 relating to the issuance of warrants during the three months ended March 31, 2006 and 2005, respectively. A significant amount of the warrants issued during the three months ended March 31, 2006, relate to a consulting agreement that we entered into in February 2006 with Analog Ventures, LLC (“Analog Ventures”) whereby Analog Ventures agreed to consult with us on matters relating primarily to the divestiture of our non-core assets and assist us in our efforts to focus our business exclusively on the patient safety medical products field. As an incentive for entering into the agreement, we agreed to issue Analog Ventures a warrant to purchase 175,000 shares of our common stock at an exercise price of $3.95, exercisable for 3 years. We recognized an expense of $404,917 related to these warrants.

The increase in stock based compensation expense to consultants of $321,428 was partially offset by a corresponding decrease in legal fees of $302,104. The decrease in legal fees is primarily attributable to either the absence of or significant reduction in the level of work during the three months ended March 31, 2006 on our proxy statements, registration statements and annual report. These reports required significantly more time to prepare during the three months ended March 31, 2005 due to our change from a business development company to an operating company.

All of our stock based compensation issued to employees, non-employee directors and consultants were expensed in accordance with SFAS 123(R). We valued the nonqualified stock options and warrants using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, three to five years and 83% to 89%, respectively. The restricted stock awards were valued at the closing price on the date the restricted shares were granted.

The increase in amortization expense of our patents was caused by a full quarter of amortization during the three months ended March 31, 2006 as opposed to a partial quarter during the three months ended March 31, 2005. The entire capitalized costs of Surgicount’s patents, valued at $4,684,576, are being amortized over their approximate useful life of 14.4 years. Since the Surgicount patents were not acquired until the end of February 2005, amortization for the three months ended March 31, 2005 was only approximately $27,000 as opposed to approximately $81,000 during the three months ended March 31, 2006.

Interest, dividend income and other, net

We had interest income of $1,094 and $28,602 for the three months ended March 31, 2006 and 2005, respectively.

The decrease in interest income for the three months ended March 31, 2006 when compared to March 31, 2005 was primarily the result of a decreased amount of fixed income investments held throughout the period. At March 31, 2005, we held in marketable securities approximately $2.5 million in U.S. Treasuries as opposed to no investments in U.S. Treasuries during the three months ended March 31, 2006.

Realized gains (losses) on investments, net

During the three months ended March 31, 2006, we realized net losses of $136,262 primarily from the sale of 102,100 shares of Tuxis Corporation.

During the three months ended March 31, 2005, we realized net losses of $34,728 from the sale of our marketable securities.

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

Unrealized gains (losses) on marketable securities, net

Unrealized appreciation of investments increased by $76,915 during the three months ended March 31, 2006, primarily due to the sale of 102,100 shares of Tuxis Corporation common stock, which at December 31, 2005 had unrealized depreciation of approximately $134,000. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment. The increase in unrealized appreciation related to the sale of our shares of Tuxis common stock was partially offset by a decrease in the value of the 95,000 shares of IPEX common stock held as trading securities. IPEX common stock is traded on the OTC Bulletin Board, which reported a closing price, at December 31, 2005 of $2.38 per share compared with $0.88 per share at March 31, 2006. We valued our holdings in IPEX at a discount to the closing prices, or $1.19 and $0.66 per share at December 31, 2005 and March 31, 2006, respectively, due primarily to the limited average number of shares traded on the OTC Bulletin Board.

Unrealized appreciation of investments increased by $343,587 during the three months ended March 31, 2005, primarily due to the price appreciation of our marketable securities

Accumulated other comprehensive income

Unrealized gains (losses) on our investments designated as available-for-sale are recorded in accumulated other comprehensive income. At March 31, 2006, we classified all of our restricted holdings in IPEX and Digicorp as available-for-sale. At March 31, 2006, the unrealized gains (losses) on our restricted holdings in IPEX and Digicorp amounted to ($831,250) and $2,460,393, respectively, whereas at March 31, 2005, the unrealized gains (losses) on our restricted holdings in IPEX and Digicorp amounted to ($327,749) and $2,702,607, respectively. The cumulative decrease in net unrealized gains amounts to $745,715.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date this report was filed, there have been no material developments in the legal proceedings previously reported in our annual report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on April 17, 2006.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We have not made any sales or generated any revenue to date from our Safety-Sponge™ System and a substantial amount of our revenue during the three months ended March 31, 2006 is from a related party. Because of this, you should not rely on our historical results of operations as an indication of our future performance.

We have not made any sales or generated any revenue to date from our Safety-Sponge™ System. Further, of our $75,760 of revenue during the three months ended March 31, 2006, $54,993 was generated from a contract to provide management consulting services to one of our portfolio companies IPEX, Inc., which is considered a related party. Our future success is dependent on our ability to develop our patient-safety related assets into a successful business, which depends upon wide-spread acceptance of and commercializing our Safety-Sponge™ System. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. As a result, you should not rely on our historical results of operations as an indication of the future performance of our business.

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

Together with our subsidiaries, we may have to take actions that are disruptive to our business strategy to avoid registration under the 1940 Act.

The 1940 Act generally requires public companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities to register as investment companies. A company may be deemed to be an investment company if it owns “investment securities” with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or exclusion applies. Securities issued by companies other than majority-owned subsidiaries are generally counted as investment securities for purposes of the 1940 Act. While on an unconsolidated basis, our subsidiaries’ assets which constitute investment securities have not approached 40%, as of March 31, 2006, 28.4% of our assets on a consolidated basis with subsidiaries were comprised of investment securities. If Patient Safety Technologies, Inc. or any of its subsidiaries were to own investment securities with a value exceeding 40% of its total assets it could require the subsidiary and/or Patient Safety Technologies, Inc. to register as an investment company under the 1940 Act. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, building and operating companies in the medical products and healthcare services industries, particularly the patient safety field. Moreover, registration under the 1940 Act would subject us to increased regulatory and compliance costs, and other restrictions on the way we operate. We may also have to take actions, including buying, refraining from buying, selling or refraining from selling securities, when we would otherwise not choose to do so in order to continue to avoid registration under the 1940 Act.

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

We have received shareholder approval to sell equity and/or debt securities up to $10 million in any calendar year to Milton “Todd” Ault, III, Lynne Silverstein, Louis Glazer, M.D., Ph.G., and Melanie Glazer. Mr. Ault is our former Chairman and former Chief Executive Officer, Ms. Silverstein is our President and Secretary, Mr. Glazer is our present Chairman and Chief Executive Officer and the Chief Health and Science Officer of our subsidiary Patient Safety Consulting Group, LLC, and Mrs. Glazer is the Manager of our subsidiary Ault Glazer Bodnar Capital Properties, LLC and also is Mr. Glazer’s spouse. If we propose to sell more than $10 million of securities in a calendar year to such persons additional shareholder approval would be required. Although we do not currently anticipate selling equity or debt securities to these persons if we do sell any such securities it will result in dilution to your ownership and voting rights and/or possibly result in our incurring substantial debt. Any such equity financing would result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. Any such debt financing may be convertible into common stock which would result in dilution to our stockholders and would have rights that are senior to our common stock. Further, any debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities, which could strain our capital resources.

Should the value of our patents be less than their purchase price, we could incur significant impairment charges.

At March 31, 2006, patents received in the acquisition of Surgicount Medical, Inc., net of accumulated amortization, represented $4,332,556, or 27.2%, of our total assets. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist to determine if the recorded amount of our patents is impaired. This determination requires significant judgment and changes in our estimates and assumptions could materially affect the determination of fair value and/or impairment of patents. We may incur charges for the impairment of our patents in the future if sales of our patient safety products, in particular our Safety-Sponge™ System, fail to achieve our assumed revenue growth rates or assumed operating margin results.

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

Certain conflicts of interest may also arise from time to time with our officers, directors and the companies in which we invest. Of our $75,760 of revenue during the three months ended March 31, 2006, $54,993 was generated from a contract to provide management consulting services to our portfolio company IPEX, Inc. Mr. Ault is currently a director of IPEX, Inc. and he served as interim Chief Executive Officer of IPEX, Inc. from May 26, 2005 until July 13, 2005. From May 28, 2005 until approximately December 14, 2005 Mr. Ault held an irrevocable proxy to vote 67% of the outstanding shares of IPEX, Inc. owned by the former Chief Executive Officer and a founder of IPEX, Inc. Darrell W. Grimsley, Jr., Chief Executive Officer of Automotive Services Group, LLC, a subsidiary which is wholly owned by Ault Glazer Bodnar Merchant Capital, Inc., served as a director of IPEX, Inc. and a member of its Audit Committee from August 30, 2005 until January 30, 2006. Ms. Campbell served as a director of IPEX, Inc. and Chairman of its Audit Committee from June 23, 2005 until January 30, 2006. Mr. Horne is currently Chief Financial Officer and a director of our portfolio company Digicorp. From September 30, 2005 until December 29, 2005, Mr. Horne also served as Digicorp’s Chief Executive Officer and Chairman of Digicorp’s Board of Directors. One of our directors and Audit Committee Chairman, Alice Campbell, is currently a director of Digicorp. Mr. Ault served as Chief Executive Officer of Digicorp from April 26, 2005 until September 30, 2005 and Chairman of Digicorp’s Board of Directors from July 16, 2005 until September 30, 2005. Ms. Glazer served as a director of Digicorp from December 30, 2004 until December 29, 2005 and Chairman of Digicorp’s Board of Directors from December 30, 2004 until July 16, 2005. Ms. Silverstein served as Secretary of Digicorp from April 26, 2005 until December 29, 2005. Mr. Grimsley served as a director of Digicorp from July 16, 2005 until December 29, 2005.

Because of these possible conflicts of interest, such individuals may direct potential business and investment opportunities to other entities rather than to us, which may not be in the best interest of our stockholders. We will attempt to resolve any such conflicts of interest in our favor. Our Board of Directors does not believe that we have experienced any losses due to any conflicts of interest with the business of Ault Glazer Bodnar & Company Investment Management LLC, other than certain of our officers’ responsibility to devote their time to provide management and administrative services to Ault Glazer Bodnar & Company Investment Management LLC. and its clients from time-to-time. Similarly, our Board of Directors does not believe that we have experienced any losses due to any conflicts of interest with the companies in which we hold investments other than certain of our officers’ and directors’ responsibility to devote their time to provide management services to some of such companies. However, subject to applicable law, we may engage in transactions with Ault Glazer Bodnar & Company Investment Management LLC. and other related parties in the future. These related party transactions may raise conflicts of interest and, although we do not have a formal policy to address such conflicts of interest, our Audit Committee intends to evaluate relationships and transactions involving conflicts of interest on a case-by-case basis and the approval of our Audit Committee is required for all such transactions. The Audit Committee intends that any related party transactions will be on terms and conditions no less favorable to us than terms and conditions reasonably obtainable from third parties and in accordance with applicable law.

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

As of May 1, 2006, Milton “Todd” Ault, III, our former Chief Executive Officer and Chairman, beneficially owned approximately 26.8% of our common stock. As a result, Mr. Ault may be able to exert significant influence over our management and policies to:

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

We have invested in illiquid equity securities acquired directly from issuers in private transactions. At March 31, 2006, 31.3% of our assets on a consolidated basis with subsidiaries was comprised of investment securities, the majority of which are illiquid investments. Investments in illiquid, or non-marketable, securities are inherently risky and a number of the companies we invest in are expected to fail. We review all of our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. The indicators we use to identify those events or circumstances include as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a company in which we hold investments is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. Although we only recognized a $50,000 impairment charge for the fiscal year ended December 31, 2005, since a significant amount of our assets are comprised of non-marketable investment securities, any future impairment charges from the write down in value of these securities will most likely have a material adverse affect on our financial condition.

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

The public market for our common stock has historically been very volatile. Over the past two fiscal years and the subsequent interim quarterly periods, the market price for our common stock has ranged from $0.30 to $7.33 (as adjusted to reflect a 3:1 forward stock split effective April 5, 2005). Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Our common stock is currently listed on the American Stock Exchange (“AMEX”). As of May 5, 2006, the average daily trading volume of our common stock over the past three months was approximately 8,700 shares. The last reported sales price for our common stock on May 5, 2006, was $3.18 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

If we fail to meet continued listing standards of AMEX, our common stock may be delisted which would have a material adverse effect on the price of our common stock.

Our common stock is currently traded on the American Stock Exchange (“AMEX”) under the symbol “PST”. In order for our securities to be eligible for continued listing on AMEX, we must remain in compliance with certain listing standards. On June 24, 2004, we received a letter from AMEX inquiring as to our ability to remain listed. Specifically, AMEX indicated that our common stock was subject to delisting under sections 1003(a)(i) and 1003(a)(ii) of AMEX’s Company Guide because our stockholders’ equity was below the level required by AMEX’s continued listing standards. Our stockholders’ equity fell below the required standard due to years of continued losses. On September 15, 2004, AMEX notified us that it had accepted our proposed plan to comply with AMEX’s continued listing standards. Significant events which increased our stockholders’ equity in excess of AMEX’s continued listing standards were the completion of an approximately $4 million equity financing combined with the acquisition of Surgicount Medical, Inc. which was done primarily through the issuance of common stock. AMEX will normally consider suspending dealings in, or removing from the listing of, securities of a company under Section 1003(a)(i) for a company that has stockholders' equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; or under Section 1003(a)(ii) for a company that has stockholders' equity of less than $4,000,000 if such company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years. As of June 30, 2005, our second consecutive quarter in which our stockholders’ equity was in excess of $4,000,000, we believe we have re-gained compliance with AMEX’s continued listing requirements. As of March 31, 2006, our stockholders’ equity was still in excess of that required under Section 1003(a)(ii) of AMEX’s Company Guide. During April 2006 AMEX notified us that we have been removed from AMEX’s continued listing standards deficiency list based on financial results reported in our Form 10-K for the year ended December 31, 2005. If we were to again become noncompliant with AMEX’s continued listing requirements, our common stock may be delisted which would have a material adverse affect on the price and liquidity of our common stock.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On March 15, 2006 the Company, Automotive Services Group, Inc. (formerly Ault Glazer Bodnar Merchant Capital, Inc.), a wholly owned subsidiary of the Company (“Automotive Services Group”), Automotive Services Group, LLC (“ASG”) and Darell W. Grimsley, Jr. entered into a Unit Purchase Agreement (the “Agreement”) for AGB Merchant Capital to purchase a 50% equity interest (the “Membership Interest”) in ASG from Mr. Grimsley. As consideration for the Membership Interest the Company issued Mr. Grimsley 200,000 shares of the Company’s common stock. Mr. Grimsley will continue to act as Chairman and Chief Executive Officer of Automotive Services Group. The issuance of the above shares to Mr. Grimsley was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Grimsley represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

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
4.2
$1,000,000 principal amount Promissory Note dated August 28, 2001 issued to Winstar Radio Networks, LLC, Winstar Global Media, Inc. or Winstar Radio Productions, LLC (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006)

4.3
$1,000,000 principal amount Promissory Note dated April 7, 2005 issued to Bodnar Capital Management, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2005)

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

10.33 *	Engagement Letter dated February 10, 2006 between Analog Ventures, LLC and Patient Safety Technologies, Inc.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
____________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

Date: May 19, 2006	By: /s/ Louis Glazer, M.D.
Louis Glazer, M.D., Ph.G.
Chief Executive Officer and
Chairman of the Board

Date: May 19, 2006	By: /s/ William B. Horne
William B. Horne
Chief Financial Officer