Form 10-K/A
period 2004-12-31
Patient Safety Technologies, Inc
filed 2006-06-08
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 3

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 1-9727

PATIENT SAFETY TECHNOLOGIES, INC.
(F/K/A FRANKLIN CAPITAL CORPORATION)
(Exact name of registrant as specified in its charter)

Delaware	13-3419202
(State of Incorporation)	(I.R.S. Employer Identification Number)
1800 Century Park East, Ste. 200 Los Angeles, California	90067
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 752-1416

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $1.00 per share	Name of each exchange on which registered The American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2)    Yes ☐ No ☒.

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

On March 2, 2005, the Company made an investment in the common stock of Administration for International Credit & Investments, Inc. (“AICI”), valued at $450,000. As part of its investment, the Company received 225,000 warrants to purchase common stock at $1.50 per share and 225,000 warrants to purchase common stock at $2.00 per share. The warrants are exercisable for a period of five years and are callable by AICI in certain instances. AICI operates a Voice over Internet Protocol ("VoIP") routing platform that directs telecommunication traffic. VoIP permits a user to send voice, fax and other information over the Internet, rather than through a regular telephone network system based on switches. AICI’s name changed to IPEX, Inc. and began trading on the OTC Bulletin Board on March 29, 2005. As of March 31, 2005, excluding shares issuable to the Company upon exercise of the warrants, the Company owned 1.6% of the outstanding common stock of IPEX, Inc.

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: June 8, 2006	By:	/s/ Louis Glazer, M.D., Ph.G.
Louis Glazer, M.D., Ph.G.
Chief Executive Officer and Chairman of the Board

Date: June 8, 2006	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Louis Glazer, M.D., Ph.G. Louis Glazer, M.D., Ph.G.	Chief Executive Officer and Chairman of the Board	June 8, 2006

/s/ William B. Horne William B. Horne	Chief Financial Officer and Principal Accounting Officer	June 8, 2006

/s/ Alice M. Campbell Alice M. Campbell	Director	June 8, 2006

/s/ Lytle Brown III Brigadier General (Ret.) Lytle Brown III	Director	June 8, 2006