Form 10-Q/A
period 2005-09-30
Patient Safety Technologies, Inc
filed 2006-06-08
CIK 812301

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

Registrant’s telephone number, including area code: (310) 895-7750

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

In May 2005, to assist us in our marketing efforts of the Safety-SpongeTM System we entered into an asset purchase agreement whereby we purchased all of the assets of Cinapse Digital Media, a sole proprietorship, for the issuance of 17,241 shares of common stock held in treasury and 8,621 warrants to purchase common stock at an exercise price of $5.80 and a contractual life of 5 years. The assets were valued at $66,895 and consisted primarily of computers and equipment utilized in the production of digital video. Simultaneously with the asset purchase, we formed Cinapse Digital Media, LLC, a 50% owned Delaware limited liability company, and contributed the acquired assets. At the time we entered into the asset purchase agreement, we intended to utilize Cinapse Digital Media, LLC to produce digital videos for training and marketing of our Safety-SpongeTM System. However, we abandoned this plan after Philip Gatch resigned as our Chief Technology Officer. On October 14, 2005 we transferred our 50% ownership interest in Cinapse Digital Media, LLC to Mr. Gatch in exchange for the cancellation of all securities issued to Mr. Gatch as consideration for the Company’s purchase of the Cinapse Digital Media assets.

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

Financial Condition

Our cash and marketable securities were $1,511,406 at September 30, 2005, versus $4,334,123 at December 31, 2004. Total current liabilities were $4,234,090 at September 30, 2005, versus $3,367,974 at December 31, 2004. Included in current liabilities at September 30, 2005 and December 31, 2004 is a note payable, and accrued interest on such note, payable to Winstar Communications, Inc. in the amount of $950,561 and $1,004,962, respectively. As discussed in Note 9 in the notes to the accompanying condensed consolidated financial statements filed with this Form 10-Q, the due date on the note payable to Winstar was February 28, 2002. The note payable has a right of offset against certain representations and warranties made by Winstar and we believe the amount of the offsets exceed the amount of the note payable. Specifically, it is our belief that the presence of litigation surrounding the assets that we acquired from the issuance of the note payable impaired our ability to raise additional capital and forced us to liquidate our investment in Excelsior earlier than we would otherwise have done and at a discounted price resulting in the loss of the full value of the security. We believe that these circumstances not only harmed us, but that the extent of the harm was in excess of the amount of the note payable. However, since Winstar may not agree with this belief, the only offsets against the principal balance of the note reflected in the accompanying financial statements relate to legal fees attributed to our defense of the lawsuits filed against us. As of September 30, 2005, we incurred $184,496 in legal fees attributed to our defense of lawsuits filed by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. and the representations and warranties made by Winstar Radio Networks, Inc. These fees have been offset against the note with the remaining principal balance of $815,504 reflected as a note payable on the accompanying balance sheet. Because we believe the amount of the offsets exceeds the amount of the note payable, we do not intend to pay principal or interest on the note payable. However, in the event we are required to pay off the note, we anticipate that the funds for doing so will be available from liquidating our investments and from revenues generated from operations.

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

In August 2005, we entered into an agreement with the financial institution IXIS Derivatives Inc. to borrow against securities to provide an additional source of capital for general corporate purposes. The agreement, which extends for 53 weeks, is subject to a premium of up to 6% of the amount of the borrowings which is amortized on a straight line basis over the term of the agreement. To the extent the agreement is terminated early, we do not incur a premium for the amount of time that the agreement is terminated. The agreement also provides that in addition to the securities held by the financial institution, that we pledge a total of 25% of the value of the securities in cash. The pledged cash is reduced daily by the amount of the earned premium and protects the financial institution from decreases in the market value of the securities. Any decrease in the market value of the pledged securities in excess of 5% over the securities notional value would require us to fund additional monies, such that 25% of the initial borrowing, as adjusted by the earned premium, was covered. If we failed to fund additional monies the financial institution has the right to liquidate the pledged securities. In the event the proceeds from liquidation are insufficient to cover the amount of the borrowings, the financial institution’s sole recourse is against the pledged cash. During the nine months ended September 30, 2005, we received proceeds from such borrowings of $874,500 and consequently recorded a liability at September 30, 2005 of $874,500 which is included in current liabilities under the heading “Due to broker.” Additionally, we have recorded $237,731 as restricted cash related to borrowings under this agreement.

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

Digicorp

At September 30, 2005, we had an investment in Digicorp valued at $492,301, which represents 4.6% of our total assets. On December 29, 2004, we entered into a Common Stock Purchase Agreement with certain shareholders of Digicorp (the "Agreement"), to purchase an aggregate of 3,453,527 shares of Digicorp common stock. We purchased 2,229,527 of such shares on December 29, 2004 (2,128,740 shares at a price of $0.135 per share and 100,787 shares at a price of $0.145 per share) and we are required to purchase the remaining 1,224,000 shares from the selling shareholders at a price of $0.145 per share at such time that Digicorp registers the resale of the shares with the SEC. We are in discussions with an unrelated party, which we believe will be a source of strategic advice in the future to Digicorp, to assume the obligation to purchase 1,000,000 of the remaining 1,224,000 shares from the selling shareholders. We believe an agreement will be consummated prior to December 29, 2005 and this will reduce our obligation to purchase only 224,000 shares of Digicorp common stock for approximately $32,500 which will be funded from our working capital. Digicorp’s common stock is traded on the OTC Bulletin Board, which reported a closing price, at September 30, 2005, of $0.85. In connection with the Agreement, we are entitled to designate two members to the Board of Directors of Digicorp. Our first designee, Melanie Glazer, who is also manager of our subsidiary Ault Glazer Bodnar Capital Properties, LLC, was appointed on December 29, 2004. Milton “Todd” Ault, III, our Chairman and Chief Executive Officer, was appointed Chief Executive Officer of Digicorp on April 26, 2005. On July 16, 2005, Alice M. Campbell, one of our directors, and Mr. Ault was appointed to the Board of Directors of Digicorp. On July 20, 2005, Lynne Silverstein, our President and Secretary, was appointed as a director of Digicorp, and William B. Horne, our Chief Financial Officer, was appointed as a director and as Chief Financial Officer of Digicorp. On September 30, 2005, Mr. Ault resigned from all positions with Digicorp and Mr. Horne was appointed as the interim Chief Executive Officer.

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

IPEX, Inc.

At September 30, 2005, we held 545,000 shares of common stock and warrants to purchase 225,000 shares of common stock at $1.50 per share and warrants to purchase 225,000 shares of common stock at $2.00 per share of IPEX, Inc. (“IPEX”), valued at $1,106,250, which represents 10.2% of our total assets. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at September 30, 2005, of $2.50. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates a Voice over Internet Protocol ("VoIP") routing platform that directs telecommunication traffic. VoIP permits a user to send voice, fax and other information over the Internet, rather than through a regular telephone network system based on switches. Pursuant to two separate asset purchase agreements entered into during June 2005, in consideration for $6,000,000 of IPEX common stock and $275,000 cash, IPEX purchased certain intellectual property assets that may be used to enhance, compact, store, encrypt, stream and display digital image content over wireless networks and over the Internet and for image enhancement, compacting and content protection applications. On March 21, 2006 IPEX reported that it is in the process of transferring ownership of such assets to its subsidiary RGB Channel, Inc. On June 23, 2005, Alice M. Campbell, who is one of our directors, was appointed to the Board of Directors of IPEX. In addition, from May 26, 2005 until July 20, 2005, Milton “Todd” Ault, III, our Chairman and Chief Executive Officer, served as interim Chief Executive Officer and a director of IPEX.

The Company’s initial investment into IPEX occurred On March 2, 2005 in the amount of $450,000. This investment was part of the private placement that IPEX completed on March 18, 2005. The total amount of IPEX’s private placement was for 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants for aggregate proceeds of $3,500,000, less issuance costs of $259,980, resulting in net realized proceeds of $3,240,020. The common stock, Series A and Series B Warrants were sold as Units, with each Unit consisting of two shares of common stock, one series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of common stock at $1.50 per share, exercisable for a period of five years. Each Series B Warrant entitles the holder to purchase one share of common stock at $2.00 per share, exercisable for a period of five years. Subsequent to the effectiveness of a registration statement covering the re-sale of shares underlying the warrants, the Series A and Series B Warrants are callable by IPEX, under certain circumstances, if IPEX's common stock trades at or above $2.00 and $2.50, respectively, for ten consecutive trading days. In such event IPEX must give us 30 days prior written notice of its intention to call the warrants after which it has the right to repurchase the warrants at a purchase price of $0.01 per share of common stock then purchasable pursuant to the warrants. During such 30 day notice period we would have the right to exercise the warrants. As of November 14, 2005 IPEX has not filed a registration statement covering the re-sale of the shares underlying the warrants and accordingly IPEX does not have a right to call them. However, in the event the warrants are called by IPEX, the warrants would be likely be in-the-money and we would likely exercise the warrants. To the extent we did not have a sufficient amount of cash available to exercise the warrants we would most likely liquidate a portion of our existing shares in IPEX common stock to satisfy the exercise amount.

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

Tuxis Corporation

At September 30, 2005, we held 109,700 shares of common stock of Tuxis Corporation (“Tuxis”) valued at $932,450, which represents 8.6% of our total assets. We have classified our investment in Tuxis as a trading security since we expect that we will ultimately liquidate the investment in the near-term to fund a portion of our operating costs. During the three months ended September 30, 2005, based upon our belief that the market price of Tuxis common stock represented an opportunity to maximize short term profits, we purchased an additional 29,900 shares of Tuxis common stock in the open market for approximately $263,000. Tuxis, a Maryland corporation, is a holding company operating in the real estate and related services business through its subsidiaries. At September 30, 2005 Tuxis was registered under the Investment Company Act of 1940 as a closed-end management investment company. Tuxis previously received Board of Directors and shareholder approval to change the nature of its business so as to cease to be an investment company and on May 3, 2004, filed an application with the SEC to de-register. Tuxis reported that on October 5, 2005, the SEC issued an order declaring that it had ceased to be an investment company effective immediately. At June 30, 2005, Tuxis had reportable net assets of approximately $8.8 million, which represents a decrease of approximately $200,000 from March 31, 2005 and is primarily attributed to Tuxis’ net loss from operations.

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

The increase in revenue was the result of a consulting agreement, consented to by IPEX, whereby Wolfgang Grabher, the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX, retained us to serve as a business consultant to IPEX. In consideration for the services, Mr. Grabher personally agreed to pay us either 500,000 shares of common stock of IPEX, or $1,500,000 in cash, as a non-refundable consulting fee. Whether the consulting fee is paid in the form of IPEX common stock or cash is in the sole discretion of Mr. Grabher. Although the determination of whether the Company will receive IPEX common stock or cash is in the discretion of Mr. Grabher, the Company has operated under the assumption that the Company will most likely receive 500,000 shares of IPEX common stock as payment for the services. Mr. Grabher owns 18,855,900 shares of IPEX's 28,195,566 outstanding shares of common stock and in May 2005 granted Mr. Ault, our Chairman and Chief Executive Officer, an irrevocable voting proxy for his shares for a period of three years or earlier if independent counsel hired by IPEX clears Mr. Grabher of any wrongdoings in connection with IPEX’s operations, if Mr. Ault releases the proxy or if Mr. Grabher sells the subject shares. The irrevocable voting proxy was granted to Mr. Ault while he served as interim Chief Executive Officer and a director of IPEX in order to distance Mr. Grabher from control over IPEX amid allegations of wrongdoing. Former counsel to IPEX has alleged that the offering memorandum used in connection with IPEX’s March 18, 2005 private placement (described above under “Investments”) and in IPEX’s Form 8-K dated March 16, 2005 either misstated or omitted certain material information and Mr. Grabher is alleged to be responsible for the disclosure in those documents. At September 30, 2005, we held 1.93% of IPEX’s outstanding shares of common stock. On June 30, 2005, we agreed with IPEX as to the scope of such consulting services and the consideration for such services. We have provided and/or will provide if reasonably necessary within the 12 month period ending June 30, 2006, the following services to IPEX: (a) substantial review of IPEX's business and operations in order to facilitate an analysis of IPEX's strategic options regarding a turnaround of IPEX's business; (b) providing advice in the following areas: (i) identification of financing sources, (ii) providing capital introductions of financial institutions and/or strategic investors, (iii) evaluation and recommendation of candidates for appointment as officers, directors or employees, (iv) making our personnel available to IPEX to provide services to IPEX on a temporary or permanent basis, (v) evaluation and/or negotiation of merger or sale opportunities, or such other form of transaction or endeavor which IPEX may elect to pursue, and (vi) providing any other services as are mutually agreed upon in writing with Mr. Grabher from time to time; and (c) assisting IPEX in installing a new management team. Our Chairman and Chief Executive Officer, Mr. Ault, has been a director of IPEX since May 26, 2005 and Mr. Ault served as interim Chief Executive Officer of IPEX from May 26, 2005 until July 13, 2005. Darrell W. Grimsley, Jr., Chief Executive Officer of our 50% owned subsidiary Automotive Services Group, LLC, served as a director of IPEX has served as a member of IPEX’s audit committee since August 30, 2005. Alice M. Campbell, a member of our Board of Directors and our audit and compensation committees, has served as a director of IPEX since June 23, 2005.

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

A majority of our operating expenses consist of employee compensation, which increased by $2,341,446. Our Compensation Committee, which is comprised of three independent directors for purposes of AMEX rules, determines and recommends to our Board the cash and stock based compensation to be paid to our executive officers and also reviews the amount of salary and bonus for each of our other officers and employees. Additionally, on March 30, 2005, our shareholders approved annual cash and stock based compensation to four of our officers. The maximum annual compensation, approved by our shareholders, for the officers ranged between; (a) cash of $100,000 to $180,000, (b) stock options to purchase 45,000 to 90,000 shares of our common stock, and (c) restricted grants of our common stock of 30,000 to 60,000 shares.

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

Unrealized gains (losses) on marketable securities, net

Unrealized losses, as compared to that which was reported at December 31, 2004, increased by $80,115 during the nine months ended September 30, 2005, primarily due to our investment in IPEX which had an unrealized loss of $168,993 for the period then ended. The unrealized loss represents the difference between our average cost per share of $3.65 compared to our September 30, 2005 valuation of $1.875 per share. IPEX common stock is traded on the OTC Bulletin Board, which reported a closing price, at September 30, 2005, of $2.50. We valued our holdings in IPEX at a 25% discount to the $2.50 closing price, or $1.875 per share, due primarily to the limited average number of shares traded on the OTC Bulletin Board. Additionally, all marketable securities which had an unrealized loss at December 31, 2004, in the amount of $58,254, had been disposed of.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 19, 2005, we sold 38,000 shares of common stock to an unaffiliated accredited investor in exchange for 12,000 shares of common stock of Tuxis Corporation valued at approximately $102,000. These securities were sold pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

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

Purchases of Equity Securities by the Issuer

The following table provides information with respect to purchases of our common stock by us during the fiscal quarter ended September 30, 2005. No such purchases were made by any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) of the Exchange Act.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
Month # 1 (Beginning 7/01/2006; Ending 7/31/2006)	3,689	$3.64	0	260,461
Month # 2 (Beginning 8/01/2006; Ending 8/31/2006)	3,960	$3.30	0	256,501
Month # 3 (Beginning 9/01/2006; Ending 9/30/2006)	2,962	$3.54	0	253,539
Total	10,611	$3.48 (3)	0	253,539

(1) None of the reported issuer purchases were made pursuant to a publicly announced plan or program. All of such purchases were made in open-market transactions.
(2) At December 31, 2004, the Board of Directors authorized a stock repurchase program under which up to 1,725,000 shares of common stock could be repurchased from time to time with available funds. At December 31, 2004, we had repurchased 1,610,850 shares of our common stock and in May 2005, the Board of Directors authorized us to repurchase an additional 150,000 shares of common stock. The Board of Directors has not established an expiration date for the stock repurchase program.
(3) Represents the average price paid per share for 10,611 shares purchased during the fiscal quarter ended September 30, 2005.

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: June 8, 2006	By:	/s/ Louis Glazer, M.D.
Louis Glazer, M.D., Ph.G
Chief Executive Officer and Chairman of the Board

Date: June 8, 2006	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and Principal Accounting Officer