Form 10-Q
period 2006-06-30
Patient Safety Technologies, Inc
filed 2006-08-21
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ TO ________________

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

There were 6,351,454 shares of the registrant's common stock outstanding as of August 15, 2006.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE FISCAL QUARTER
ENDED JUNE 30, 2006

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$9,853	$79,373
Receivables from investments	32,603	934,031
Marketable securities	22,800	923,800
Inventories	62,481	77,481
Prepaid expenses	169,649	112,734
Other current assets	134,572	118,394

TOTAL CURRENT ASSETS	431,958	2,245,813

Restricted certificate of deposit	87,500	87,500
Property and equipment, net	3,598,746	1,348,275
Goodwill	2,301,555	2,301,555
Patents, net	4,251,320	4,413,791
Long-term investments	3,364,956	5,636,931

TOTAL ASSETS	$14,036,035	$16,033,865

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable, current portion	$4,466,306	$1,796,554
Accounts payable	919,166	785,507
Accrued liabilities	742,598	569,116
Due to broker	141,663	801,863

TOTAL CURRENT LIABILITIES	6,269,733	3,953,040

LONG-TERM LIABILITIES

Notes payable, less current portion	1,495,000	1,116,838
Deferred tax liabilities	1,531,556	1,590,045

TOTAL LONG-TERM LIABILITIES	3,026,556	2,706,883

MINORITY INTEREST		252,992

CONTINGENCIES

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding
at June 30, 2006 and December 31, 2005
(Liquidation preference $1,152,487)	10,950	10,950
Common stock, $0.33 par value: 25,000,000 shares authorized;
7,451,545 shares issued and 6,328,714 shares outstanding as of June 30, 2006; 6,995,276
shares issued and 5,672,445 shares outstanding at December 31, 2005	2,459,010	2,308,441
Paid-in capital	26,469,176	22,600,165
Accumulated other comprehensive income	142,415	2,374,858
Accumulated deficit	(22,313,698)	(15,784,108)

	6,767,853	11,510,306
Less: 1,122,831 and 1,322,831 shares of treasury stock,
at cost, at June 30, 2006 and December 31, 2005, respectively	(2,028,107)	(2,389,356)

TOTAL STOCKHOLDERS' EQUITY	4,739,746	9,120,950

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,036,035	$16,033,865

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2006	2005	2006	2005

REVENUES	$159,731	$586,627	$235,491	$586,627

OPERATING EXPENSES
Salaries and employee benefits	602,769	900,385	3,053,653	2,110,096
Professional fees	515,714	897,974	1,128,021	1,454,945
Rent	30,775	24,478	64,062	24,478
Insurance	53,668	22,788	83,675	43,578
Taxes other than income taxes	29,076	23,947	63,337	45,982
Amortization of patents	81,236	81,235	162,471	108,314
Goodwill impairment	357,008		357,008
General and administrative	378,121	204,463	624,021	461,634

Total operating expenses	2,048,367	2,155,270	5,536,248	4,249,027

Operating loss	(1,888,636)	(1,568,643)	(5,300,757)	(3,662,400)

OTHER INCOME (EXPENSES)
Interest, dividend income and other	15	11,485	1,109	40,088
Equity in loss of investee		(17,020)		(17,020)
Realized gain (loss) on investments, net	86,109	138,372	(50,153)	103,644
Interest expense	(1,112,133)	(34,243)	(1,244,536)	(61,561)
Unrealized gain (loss) on marketable securities, net	(32,332)	(300,384)	44,583	43,203

Loss before deferred income tax benefit	(2,946,977)	(1,770,433)	(6,549,754)	(3,554,046)

Deferred income tax benefit	29,244	—	58,489	—

Net loss	(2,917,733)	(1,770,433)	(6,491,265)	(3,554,046)

Preferred dividends	(19,162)	(24,637)	(38,325)	(37,375)

Loss available to common shareholders	$(2,936,895)	$(1,795,070)	$(6,529,590)	$(3,591,421)

Basic and diluted net loss per common share	$(0.47)	$(0.33)	$(1.06)	$(0.69)

Weighted average common shares outstanding	6,266,890	5,430,528	6,135,725	5,172,181

Comprehensive loss:
Net loss	$(2,917,733)	$(1,770,433)	$(6,491,265)	$(3,554,046)
Other comprehensive gain (loss), unrealized gain (loss) on available-for-sale investments	(1,486,728)	1,158,750	(2,232,443)	1,158,750

Total comprehensive loss	$(4,404,461)	$(611,683)	$(8,723,708)	$(2,395,296)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(6,491,265)	$(3,554,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	27,334	5,131
Amortization of patents	162,471	108,314
Non-cash interest	1,047,276
Goodwill impairment	357,008
Realized (gain) loss on investments, net	50,153	(103,644)
Unrealized gain on marketable securities	(44,583)	(43,203)
Stock-based compensation to employees and directors	2,124,768	1,766,866
Stock-based compensation to consultants	548,787	697,997
Stock received for services		(10,000)
Loss on investee		17,020
Deferred income tax benefit	(58,489)
Changes in operating assets and liabilities:
Receivables from investments	901,428	(1,331,250)
Marketable securities, net	796,050	717,245
Inventories	15,000
Prepaid expenses	(6,915)
Other current assets	(16,178)	(145,198)
Accounts payable and accrued liabilities	268,816	873,665
Due to broker	(660,200)	(452,400)

Net cash used in operating activities	(978,539)	(1,453,503)

Cash flows from investing activities:
Purchase of property and equipment	(2,277,804)	(59,981)
Purchase of Surgicount		(432,398)
Proceeds from sale of long-term investments	138,909	300,466
Purchases of long-term investments		(163,173)

Net cash used in investing activities	(2,138,895)	(355,086)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants		100,000
Proceeds from exercise of stock options		26,250
Payments of preferred dividends		(19,163)
Proceeds from notes payable	4,832,857	1,000,000
Payments and decrease in notes payable	(1,784,943)	(53,650)

Net cash provided by financing activities	3,047,914	1,053,437

Net decrease in cash	(69,520)	(755,152)

Cash at beginning of period	79,373	846,404

Cash at end of period	$9,853	$91,252

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (continued)

	For The Six Months Ended June 30,
	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$96,458	$32,552

Supplemental schedule of non cash investing and financing activities:
Dividends accrued	$37,375	$37,375
Issuance of common stock and warrants in connection with Surgicount acquisition	$—	$4,232,178
Issuance of common stock in connection with asset purchase agreement	$—	$66,895
Issuance of common stock in connection with prepaid asset	$50,000	$—

In connection with the Company's acquisition of the remaining 50% interest in ASG, equity instruments were issued during 2006 as follows:

ASG
Goodwill	$357,008
Common stock issued	(610,000)
Minority interest	252,992
Liabilities assumed	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited
June 30, 2006

1. DESCRIPTION OF BUSINESS AND GOING CONCERN CONSIDERATION

Patient Safety Technologies, Inc. ("PST", or the "Company") (formerly known as Franklin Capital Corporation) is a Delaware corporation. Currently, the Company has three wholly-owned operating subsidiaries: (1) Surgicount Medical, Inc., a California corporation; (2) Patient Safety Consulting Group, LLC, a Delaware Limited Liability Company; and (3) Automotive Services Group, Inc., (formerly known as Ault Glazer Bodnar Merchant Capital, Inc.) a Delaware corporation.

The Company, including its wholly-owned operating subsidiaries, is engaged in the acquisition of controlling interests in companies and research and development of products and services focused primarily in the health care and medical products field, particularly the patient safety markets. Surgicount Medical, Inc., a provider of patient safety devices and Patient Safety Consulting Group, LLC, a healthcare consulting services company, focus on the Company’s primary target industries, the health care and medical products field. Automotive Services Group, Inc. (“Automotive Services Group”) holds the Company’s investment in Automotive Services Group, LLC (“ASG”), its wholly-owned subsidiary. As discussed in Note 3, the Company purchased the remaining equity interest in ASG in March 2006.

Going Concern

The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2006, the Company has an accumulated deficit of approximately $22.3 million and a working capital deficit of approximately $5.8 million. For the six months ended June 30, 2006, the Company incurred a loss of approximately $6.5 million. Further, as of June 30, 2006, the Company has yet to generate revenues from its medical products and healthcare solutions segments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the six months ended June 30, 2006, the Company has relied on liquidating investments and primarily short-term debt financings to fund its operations. As a result of the short-term debt financings the Company has incurred a significant amount of non-cash interest expense related to debt discount and beneficial conversion features associated with the borrowings. In order to ensure the continued viability of the Company, equity financing must be obtained in order to repay the existing short-term debt and to provide a sufficient source of operating capital. The Company has not yet secured any equity financing during 2006, and, although management is currently seeking equity financing and believes that it will be successful, no assurances can be made that it will be successful obtaining a sufficient amount of equity financing to continue to fund its operations until the fruition of adequate cash flow from its medical products segment. The unaudited condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management’s most difficult and subjective judgments are the valuation of the non-marketable equity securities. The actual results may differ from management’s estimates.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

The condensed consolidated interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The condensed consolidated interim financial statements should be read in connection with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Results of the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. All intercompany transactions have been eliminated in consolidation.

Revenue Recognition

The Company complies with SEC Staff Accounting Bulletin (SAB) 101, Revenue Recognition, amended by SAB 104. Consulting service contract revenue of $104,000 and $577,000 at June 30, 2006 and 2005, respectively, is recognized when the service is performed. Consequently, the recognition of such consulting service contract revenue is deferred until each phase of the contract is complete. This method is predominately used by the Financial Services and Real Estate segment. Service activities may include the following: financial advice on mergers, acquisitions, restructurings and similar corporate finance matters. Revenues generated by the Company’s automated car wash subsidiary, Automotive Services Group, of $131,000 and $0 at June 30, 2006 and 2005, respectively, are recognized at the time of service.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets , goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist, of which none have been identified.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill.  The fair value of reporting units is generally determined using the income approach.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. As discussed in Note 4, the Company believed there were indicators of impairment present for its car wash services segment and after performing the tests described above, recorded an impairment charge.

The Company evaluates long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment evaluation on long-lived assets used in operations when indicators of impairment are present.  Reviews are performed to determine whether the carrying value of assets is impaired, based on a comparison to undiscounted expected future cash flows.  If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows and a discount rate based upon the Company’s weighted average cost of capital adjusted for risks associated with the related operations.  Impairment is based on the excess of the carrying amount over the fair value of those assets.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

Stock-Based Compensation

The Company adopted “SFAS” No. 123(R), “Share-Based Payment,” as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R). During the three and six months ended June 30, 2006, the Company had stock-based compensation expense, from issuances to the Company’s employee and directors, included in reported net loss, of $189,000 and $2,125,000. The total amount of stock-based compensation for the six months ended June 30, 2006, of $2,125,000, included restricted stock grants valued at $1,092,000 and stock options valued at $1,033,000. During the three and six months ended June 30, 2005, the Company had stock-based compensation expense, from issuances to the Company’s employee and directors, included in reported net loss, of $1,128,000 and $639,000, respectively. The total amount of stock based compensation for the six months ended June 30, 2005, of $1,767,000, included restricted stock grants valued at $876,000 and stock options valued at $891,000.

During the three and six months ended June 30, 2006, the Company had stock-based compensation expense, from issuances of restricted stock and warrant to consultants of the Company, included in reported net loss, of $549,000. Additionally, during the three and six months ended June 30, 2006, the Company issued restricted stock valued at $50,000 for prepaid legal expenses. During the three and six months ended June 30, 2005, the Company had stock-based compensation expense, from issuances of restricted stock and warrant to consultants of the Company, included in reported net loss, of $698,000.

All options that the Company granted in 2006 and 2005 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	(Unaudited) Six months ended June 30,
	2006	2005
Weighted average risk free interest rate	3.75%	3.75%
Weighted average life (in years)	3.0	3.0
Volatility	87 - 89%	83%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$4.25	$2.92

Earnings per Common Share

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share on the face of the condensed consolidated statements of operations. Basic loss per common share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

Since the effects of outstanding options, warrants and the conversion of convertible preferred stock are anti-dilutive in all periods presented it has been excluded from the computation of loss per common share.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Effective for the Company beginning January 1, 2007, FIN 48 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

3. ACQUISITION

Automotive Services Group, LLC

In July 2005, the Company purchased 50% of the outstanding equity interests of Automotive Services Group, LLC (“ASG”), an Alabama limited liability company, from an unrelated party for $300,000. ASG was formed to develop and operate automated car wash sites under the trade name “Bubba’s Express Wash”. ASG’s first site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006. From the Company’s initial purchase through November 2005, the Company accounted for its 50% investment in ASG under the equity method of accounting. However, as a result of negotiations which commenced during the 4th quarter of 2005, and ultimately resulted in the Company’s acquisition of the remaining 50% equity interest of ASG on March 15, 2006, the Company determined that it became the primary beneficiary of ASG, a Variable Interest Entity as determined by Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). Accordingly, the Company has consolidated the accounts of ASG since the 4th quarter of 2005.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

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

4. GOODWILL

The Company’s goodwill relates primarily to the Car Wash Services and Medical Products reporting segment. At June 30, 2006, the Company recognized a goodwill impairment charge of 357,000.  As discussed in Note 1, the Company has an accumulated deficit of approximately $22.3 million and has been unable to continue the planned build-out on the additional car wash facilities. As a result, revenues and cash flows will be lower than expected from the car wash services segment and the expectation of lower operating results have negatively impacted the market price of our common stock.  As a result of these events, the Company determined that a triggering event had occurred and conducted an interim goodwill impairment analysis.  At June 30, 2006, a goodwill impairment charge of $357,000 in its car wash services operating segment was recorded.  This goodwill impairment related to goodwill that resulted from the Company’s acquisitions of ASG in March 2006.  The fair value of the Company’s reporting units were estimated using the expected present value of future cash flows and the valuation employed a combination of present value techniques to measure fair value and considered market factors.

The changes in the amount of goodwill for the six months ended June 30, 2006, is as follows:

Goodwill
Balance as of December 31, 2005	$2,301,555
Goodwill for purchase of ASG	357,008
Impairment of ASG Goodwill	(357,008)
Balance as of June 30, 2006 (unaudited)	$2,301,555

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

5. LONG-TERM INVESTMENTS

Long-term investments at June 30, 2006 and December 31, 2005 are comprised of the following:

	June 30, 2006	December 31, 2005
	(unaudited)
Alacra Corporation	$1,000,000	$1,000,000
Digicorp	1,671,392	3,025,398
IPEX, Inc.	228,000	1,130,500
Investments in Real Estate	465,564	481,033
	$3,364,956	$5,636,931

Alacra Corporation

At June 30, 2006, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation (“Alacra”), valued at $1,000,000, and classified as an available-for-sale investment. The Company has the right to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. Alacra, based in New York, is a global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra's customers include more than 750 financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

Digicorp

At June 30, 2006, the Company held 2,621,792 shares, or approximately 7.0%, of the common stock of Digicorp. The Company has borrowed against 200,500 of these shares and has therefore pledged 200,500 shares to a financial institution as discussed in Note 8. Prior to December 31, 2005, the Company accounted for its investment in Digicorp under the equity method of accounting and the Company’s proportionate share of income or losses from this investment was recorded in equity in income (loss) of investee. However, on December 29, 2005, Digicorp completed the purchase of all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc. ("Rebel Crew"), a California corporation. Digicorp issued approximately 21 million shares of its common stock to the shareholders of Rebel Crew which decreased the Company’s ownership interest from approximately 20% at September 30, 2005, to approximately 7.5% at December 29, 2005. The 2,621,792 shares of common stock are valued at $1,671,392. Digicorp's common stock is traded on the OTC Bulletin Board, which reported a closing price, at June 30, 2006, of $0.85 per share. The Company has valued its holdings in Digicorp at an approximate 25% discount to the $0.85 closing price, or $0.6375 per share, due to the limited average number of shares traded on the OTC Bulletin Board.

IPEX, Inc.

At June 30, 2006, the Company held 1,045,000 shares of common stock and warrants to purchase 787,500 shares of common stock at $1.00 per share of IPEX, formerly Administration for International Credit & Investments, Inc. The Company acquired 450,000 shares of the common stock and all of the warrants directly from IPEX in March 2005 and received 500,000 shares of the common stock directly from the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX and, until such time as the sale of the securities is either registered with the SEC or the securities are eligible to be sold without restriction pursuant to Rule 144(k) promulgated pursuant to the Securities Exchange Act of 1934, the Company is restricted from publicly selling these securities except in accordance with Rule 144. The remaining 95,000 shares of common stock are valued at $22,800 and included in marketable securities. The Company has borrowed against these 95,000 shares and has therefore pledged these shares to a financial institution as discussed in Note 8. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at June 30, 2006, of $0.32. The Company has valued its holdings in IPEX at a 25% discount to the $0.32 closing price, or $0.24 per share, due to the limited average number of shares traded on the OTC Bulletin Board as well as other trading restrictions on the Company’s unregistered holdings in IPEX. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates an electronic market for collecting, detecting, converting, enhancing and routing telecommunication traffic and digital content. Members of the exchange anonymously exchange information based on route quality and price through a centralized, web accessible database and then route traffic. IPEX’s fully-automatic, highly scalable Voice over Internet Protocol routing platform updates routes based on availability, quality and price and executes the capacity request of the orders using proprietary software and delivers them through IPEX’s system. IPEX invoices and processes payments for its members’ transactions and offsets credit risk through its credit management programs with third parties.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

Investments in Real Estate

At June 30, 2006, the Company had several real estate investments, recorded at its cost of $465,564. These investments are included in long-term investments. The Company holds its real estate investments in AGB Properties. AGB Properties real estate holdings consist of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, 0.61 acres of undeveloped land in Springfield, Tennessee, and various loans secured by real estate in Heber Springs, Arkansas. AGB Properties is in the process of liquidating its real estate holdings.

6. NOTES PAYABLE

Notes payable at June 30, 2006 and December 31, 2005 are comprised of the following:

	June 30, 2006	December 31, 2005
	(unaudited)
Note payable to Winstar (a)	$784,862	$796,554
Note payable to Bodnar Capital Management, LLC (b)	—	1,000,000
Notes payable to Ault Glazer Bodnar Acq. Fund, LLC (c)	2,356,444	1,116,838
Note payable to Steven J. Caspi (d)	1,000,000	—
Convertible debt payable to Alan Morelli (e)	1,100,000	—
Note payable to Herb Langsam (f)	500,000	—
Other notes payable	220,000	—
Total notes payable	$5,961,306	$2,913,392

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

Aggregate future required principal payments on these notes during the twelve month period subsequent to June 30, 2006 are as follows:

2006	$4,466,306
2007	—
2008	—
2009	—
2010	1,495,000
$5,961,306

(a)
On August 28, 2001, the Company made an investment in Excelsior Radio Networks, Inc. (“Excelsior”) which was completely liquidated during 2005. As part of the purchase price paid by the Company for its investment in Excelsior, the Company issued a $1,000,000 note to Winstar. This note was due February 28, 2002 with interest at 3.54% per annum but in accordance with the agreement has a right of offset against certain representations and warranties made by Winstar and we believe the amount of the offsets exceed the amount of the note payable. However, since Winstar does not agree with this belief, the only offsets against the principal balance of the note reflected in the accompanying condensed consolidated interim financial statements relate to legal fees attributed to our defense of the lawsuits filed against us. The due date of the note is extended until the lawsuit discussed in Note 11 is settled. At June 30, 2006, the Company had incurred a total of $215,000 in legal expenses, of which $12,000 and $54,000 was incurred during the six months ended June 30, 2006 and 2005, respectively. These amounts have been offset against the amount due.

(b)
On April 7, 2005, the Company issued a $1,000,000 principal amount promissory note (the "Bodnar Note") to Bodnar Capital Management, LLC, in consideration for a loan from Bodnar Capital Management, LLC to the Company in the amount of $1,000,000. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is a principal stockholder of the Company. The principal amount of the Bodnar Note and interest at the rate of 6% per annum was payable on May 31, 2006. The obligations under the Note were collateralized by all real property owned by the Company. During the six months ended June 30, 2006 and 2005, the Company had incurred interest expense of $25,000 and $14,000, respectively. During June 2006, the Company repaid the outstanding principal amount and accrued interest of $68,000.

(c)
From January 11, 2006 through June 30, 2006, AGB Acquisition Fund, a related party, loaned the Company a total of $443,000, all of which was repaid. As consideration for the loans, the Company issued AGB Acquisition Fund secured promissory notes with an interest rate of 7% per annum (the “AGB Acquisition Fund Notes”), and entered into a security agreement granting AGB Acquisition Fund a security interest in the Company’s personal property and fixtures, inventory, products and proceeds as security for the Company’s obligations under the AGB Acquisition Fund Notes. During the six months ended June 30, 2006, the Company had incurred and paid interest expense of $2,000 on the AGB Acquisition Fund Notes.

On February 8, 2006, AGB Acquisition Fund loaned $687,000 to ASG and at June 30, 2006 the entire amount was outstanding. As consideration for the loan, ASG issued AGB Acquisition Fund a secured promissory note in the principal amount of $687,000 (the “ASG Note”) and granted a real estate mortgage in favor of AGB Acquisition Fund relating to certain real property located in Jefferson County, Alabama (the “ASG Property”). The ASG Note, as amended, bears interest at the rate of 10% per annum and is due on September 15, 2006. AGB Acquisition Fund received warrants to purchase 20,608 shares of the Company’s common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $44,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. Through June 30, 2006, the entire amount of the debt discount was amortized as interest expense. As security for the performance of ASG’s obligations pursuant to the ASG Note, ASG granted AGB Acquisition Fund a security interest in all personal property and fixtures located at the ASG Property. During the six months ended June 30, 2006, the Company had incurred interest expense, excluding amortization of debt discount, of $27,000 on the ASG Note, all of which is accrued at June 30, 2006.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

As of June 30, 2006 and December 31, 2005, AGB Acquisition Fund had loaned an aggregate of $1,495,000 and $1,117,000, respectively, to ASG. The loans were advanced to ASG pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "Real Estate Note"). The Real Estate Note bears interest at the rate of 3% above the Prime Rate as published in the Wall Street Journal (8.25% at June 30, 2006). All unpaid principal, interest and charges under the Real Estate Note are due in full on July 31, 2010. The Real Estate Note is collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and AGB Acquisition Fund. During the six months ended June 30, 2006 and 2005, the Company had incurred interest expense of $74,000 and nil, respectively, on the Real Estate Note, all of which is accrued at June 30, 2006.

From March 7, 2006 through June 30, 2006, AGB Acquisition Fund loaned the Company a total of $285,000, of which $110,000 was repaid. The outstanding balance at June 30, 2006 is $175,000. The loans were advanced to the Company pursuant to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) entered into with AGB Acquisition Fund on March 7, 2006. The Revolving Line of Credit allows the Company to request advances of up to $500,000 from AGB Acquisition Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six month periods upon mutual agreement of the parties. Each advance under the Revolving Line of Credit will be evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit must be repaid with interest at the Prime Rate plus 1% within 60 days from issuance and will be convertible into shares of the Company’s common stock at the option of AGB Acquisition Fund at a price of $3.10 per share. The obligations of the Company pursuant to such secured promissory notes are secured by the Company’s assets, personal property and fixtures, inventory, products and proceeds therefrom. During the six months ended June 30, 2006, the Company had incurred interest expense of $2,000 on the ASG Note, of which $1,000 is accrued at June 30, 2006.

(d)
On January 12, 2006, Steven J. Caspi (“Caspi”) loaned $1,000,000 to ASG. As consideration for the loan, ASG issued Caspi a promissory note in the principal amount of $1,000,000 (the “Caspi Note”) and granted Caspi a mortgage on certain real estate owned by ASG and a security interest on all personal property and fixtures located on such real estate as security for the obligations under the Caspi Note. In addition, the Company entered into an agreement guaranteeing ASG’s obligations pursuant to the Caspi Note and Caspi received warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The Company recorded debt discount in the amount of $92,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. Through June 30, 2006, the entire amount of the debt discount was amortized as interest expense. The Caspi Note accrues interest at the rate of 10% per annum, which together with principal, was due to be repaid on July 13, 2006. The Company is in the process of amending the Caspi Note to extend the due date. During the six months ended June 30, 2006, the Company had incurred and paid interest expense of $46,000 on the Caspi Note.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

(e)
On June 6, 2006 the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold a $1,100,000 principal amount Secured Convertible Promissory Note (the “Morelli Note”) and a warrant to purchase 401,460 shares of the Company’s common stock (the “Morelli Warrant”) to Alan E. Morelli.

As security for the Company’s obligations under the Morelli Note, pursuant to a Pledge Agreement and an Account Control Agreement, the Company pledged the equity securities owned by the Company in Digicorp, IPEX, Inc., Automotive Services Group, Inc., Alacra, Inc. and Surgicount Medical, Inc. As additional security for the Company’s obligations under the Morelli Note, pursuant to a Mortgage and a Deed of Trust, the Company pledged 8.5 acres of undeveloped land it owns in Heber Springs, Arkansas and 0.61 acres of undeveloped land it owns in Springfield, Tennessee, respectively. In connection with the security interests granted to Mr. Morelli, Ault Glazer Bodnar Acquisition Fund, LLC and Herbert Langsam Revocable Trust entered into Subordination Agreements with Mr. Morelli and the Company agreeing to subordinate their existing security interests in the Company’s assets to the security interests granted Mr. Morelli. As further security, Milton “Todd” Ault, III and Louis Glazer, M.D. gave their personal guaranty of the Company’s obligations under the Morelli Note.

The Morelli Note accrues interest at the rate of 12% per annum through July 6, 2006, after which the interest rate increases to 15% per annum from July 6, 2006 through the date the loan is repaid. The principal amount of the Morelli Note and any accrued but unpaid interest is due to be paid on October 6, 2006, or the occurrence of an event of default. In the event of an occurrence and during the continuance of any event of default, interest shall accrue on the unpaid principal amount and any interest that has not been paid when due at a rate equal to 4% per annum above the rate otherwise provided. The Company is required to make a mandatory repayment of its obligations under the Morelli Note upon the sale of 50% or more of the equity interest of the Company to any person or group or any sale of 50% or more of the assets of the Company in a single transaction or series of related transactions. Additionally, the Company is required to make a mandatory prepayment of its obligations under the Morelli Note in an amount equal to the proceeds of the sale of any of the pledged securities and undeveloped land or upon the incurrence of debt for borrowed money. The Company is required to obtain the prior written consent of Mr. Morelli to the incurrence of indebtedness. During June 2006, and subsequent to entering into the Morelli Note, the Company incurred additional indebtedness without the prior written consent of Mr. Morelli. Further, mandatory prepayments from the proceeds of indebtedness were not made; therefore, the Company is currently in an event of default.

Principal and interest on the Morelli Note is convertible into shares of the Company’s common stock at a conversion price of $2.74. If the Company issues shares of common stock or securities convertible or exercisable into shares of common stock below the then applicable conversion price, the conversion price of the Morelli Note will be reduced accordingly. The conversion price of the Morelli Note also will be adjusted if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of Mr. Morelli’s position. During the six months ended June 30, 2006, the Company had incurred interest expense of $9,000, on the Morelli Note, all of which is accrued at June 30, 2006.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

As the effective conversion price of the Morelli Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $85,000 based on the intrinsic value of the beneficial conversion feature of the note. Since the Morelli Note was convertible at the time of issuance, the debt discount as a result of the beneficial conversion feature was amortized as non-cash interest expense.

The Morelli Warrant has an exercise price of $3.04 per share and will expire after June 6, 2011. If the Company issues shares of common stock or securities convertible or exercisable into shares of common stock below the then applicable exercise price, the exercise price of the Morelli Warrant will be reduced accordingly. The exercise price of the Morelli Warrant also will be adjusted if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of Mr. Morelli’s position. The Company recorded debt discount in the amount of $827,000 as the estimated value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method. Through June 30, 2006, interest expense of $827,000 has been recorded from the debt discount amortization during the period due to the acceleration of the Morelli Note due to the event of default discussed above.

(f)
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

7. ACCRUED LIABILITIES

Accrued liabilities at June 30, 2006 and December 31, 2005 are comprised of the following:

	June 30, 2006	December 31, 2005
	(unaudited)
Accrued officer's severance	$156,614	$22,716
Accrued interest	299,990	215,093
Accrued professional fees	138,750	160,000
Deferred revenue	—	103,875
Accrued salaries	59,864	45,833
Other	87,380	21,599
	$742,598	$569,116

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

8. DUE TO BROKER

In August 2005, the Company entered into an agreement with a financial institution to borrow against securities. The agreement, which extends for 53 weeks, is subject to a premium of up to 6% of the amount of the borrowings which is amortized on a straight line basis over the term of the agreement. To the extent the agreement is terminated early, the Company does not incur a premium for the amount of time that the agreement is terminated. The agreement also provides that in addition to the securities held by the financial institution, the Company pledge a total of 25% of the value of the securities in cash. The pledged cash is reduced daily by the amount of the earned premium and protects the financial institution from decreases in the market value of the securities. Any decrease in the market value of the pledged securities in excess of 5% over the securities notional value would require the Company to fund additional monies, such that 25% of the initial borrowing, as adjusted by the earned premium, was covered. If the Company failed to fund additional monies the financial institution has the right to liquidate the pledged securities. In the event the proceeds from liquidation are insufficient to cover the amount of the borrowings, the financial institution’s sole recourse is against the pledged cash. During the six months ended June 30, 2006, the Company received proceeds from such borrowings of $645,000, of which $503,000 was repaid. Consequently, the Company recorded a liability at June 30, 2006 of $142,000 which is included in the condensed consolidated balance sheet in current liabilities under the heading “Due to broker.”

9. WARRANTS

In April 2005, the Company entered into a consulting agreement for investor communications services and as incentive for entering into the agreement, the Company agreed to issue a warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $5.85, exercisable for 5 years. The warrants were valued at $397,000 of which $265,000 was expensed during 2005. The Company asserts that the investor communications services were not provided to the extent of the consulting agreement and disputes the grant. Accordingly, the Company has not expensed the remaining amount of warrants, $132,000.

In May 2006, the Company issued 32,120 warrants to purchase shares of common stock at $3.50 per share to a consultant. The warrants vested immediately and have a one-year life. The warrants were valued at $31,000 and are being expensed over a twelve month period.

Warrants granted during the six months ended June 30, 2006, were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75%, three to five years and 88% - 89%, respectively. Warrants granted during the year ended December 31, 2005 were valued using the same assumptions with the exception that the Company used volatility of 83%. As of June 30, 2006, all warrants issued to the consultants remain outstanding.

10. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005, the Company paid approximately 75% of the base rent on the corporate offices and Ault Glazer Bodnar & Company Investment Management LLC ("Ault Glazer"), based upon their usage of the facilities, paid the remaining base rent. Ault Glazer is a private investment management firm that manages an estimated $20 million in individual client accounts and private investment funds. Ault Glazer has been given discretionary authority to buy, sell, and vote securities on behalf of each of those client accounts and funds. Together, Milton “Todd” Ault III (“Ault”), our former Chairman and current Chief Executive Officer of the Company, and Louis Glazer, Chief Health and Science Officer and Class I Director of the Company, and Melanie Glazer, Manager of AGB Propeties, (together, the “Glazers”) own approximately 69% of the outstanding membership interests in Ault Glazer. As of December 31, 2005, Ault Glazer, Ault and the Glazers indirectly beneficially own or control approximately 25% of the outstanding common stock of the Company and beneficially own approximately 98.2% of the outstanding preferred stock of the Company.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

At June 30, 2006 and December 31, 2005, the Company had an amount due from Strome Securities of nil and $9,000, respectively, recorded in other current assets. Until October 31, 2005, the Company maintained a brokerage account with Strome Securities and until December 31, 2004, Ault was a registered representative of Strome Securities. Beginning November 1, 2005, the Company moved its brokerage account from Strome Securities to AGB Securities, Inc., a related party. A nominal amount of commissions were incurred by the Company during the six months ended June 30, 2006 as a result of trades in the Company’s brokerage account.

AGB Properties

On April 28, 2005, the Company purchased 0.61 acres of vacant land in Springfield, Tennessee from a related party. The purchase price consisted of $90,000 in cash, 20,444 shares of common stock and 10,221 warrants to purchase common stock at an exercise price of $4.53 and a 5 year contractual life valued at $86,000.

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

The Company has performed all of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations; (ii) the execution of two purchase agreements for the purchase of certain intellectual property assets; (iii) the hiring of a Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development; and (iv) the appointment of two members to the Board of Directors of IPEX. The Company initially valued the amount of the consulting services at $1,331,000, which was due on August 15, 2005. The Company received 500,000 shares of IPEX common stock in December 2005 as payment for the services. At the time of payment, the fair market value of IPEX common stock had decreased by approximately 33%. Accordingly, the Company reduced the initial value of the consulting services by the amount of the decrease in the fair market value of IPEX common stock, $675,000. As a result of the decrease in the fair market value of IPEX common stock, the Company ultimately recognized $656,000 in revenue as a result of this agreement, of which $104,000 was recognized during the six months ended June 30, 2006.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

The Company’s Chairman and Chief Executive Officer and significant beneficial owner of the Company, Milton “Todd” Ault III, is currently a director of IPEX. Further, the Chief Executive Officer of ASG served as an IPEX director and member of IPEX’s Audit Committee from August 2005 through January 2006.

Digicorp

At June 30, 2006, the Company had an investment in Digicorp recorded in long-term investments. The Company’s Chief Financial Officer, William B. Horne, is also Chief Financial Officer of Digicorp and a director of the Company. Alice M. Campbell, a director of the Company, is also a director of Digicorp. Further, certain Company officers and directors, both past and present, served in various management and director roles at Digicorp.

Loans

During the six months ended June 30, 2006 and year ended December 31, 2005, the Company received loans from AGB Acquisition Fund (see Note 6). Ault Glazer Bodnar & Company Investment Management, LLC (“AGB & Company IM”) is the managing member of AGB Acquisition Fund. The managing member of AGB & Company IM is Ault Glazer Bodnar & Company, Inc. (“AGB & Company”). The Company’s Chairman and Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of AGB & Company. The Company’s Chief Financial Officer, William B. Horne, was the former Chief Financial Officer of AGB & Company. Melanie Glazer, former Manager of the Company’s subsidiary AGB Properties, is also a director of AGB & Company.

Due from Related Parties

At June 30, 2006 and December 31, 2005, the Company had an amount due from related parties of $121,000 and $85,000, respectively, recorded in the condensed consolidated balance sheets in other current assets. This amount relates to an allocation of expenses from the Company to the related parties.

11. CONTINGENCIES

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a new lawsuit (the “new Leve Lawsuit”) against the Company, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). The new Leve Lawsuit attempts to collect a federal default judgment of $5,014,000 entered against only two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against a number of additional entities who are not judgment debtors. Further, the new Leve Lawsuit attempts to enforce the plaintiffs default judgment against entities who were dismissed on the merits from the underlying action in which plaintiffs obtained their default judgment. An unfavorable outcome in the lawsuit, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes the lawsuit is without merit and intends to vigorously defend itself. These condensed consolidated interim financial statements do not include any adjustments for the possible outcome of this uncertainty.

On February 3, 2006, Winstar Global Media, Inc. (“WGM”) filed a lawsuit against the Company. The WGM lawsuit attempts to collect upon the $1,000,000 note between the Company and Winstar discussed in Note 6. The Company believes the lawsuit is without merit and intends to vigorously defend itself.

The Company is the owner of U.S. Patent no. 5,931,824 (the '824 Patent) and corresponding European Patent 1032911.  The Company became aware of certain prior knowledge cited against the then pending European patent application which had not been considered during prosecution of the U.S. patent application which eventually issued as the '824 patent.  The knowledge was successfully distinguished in the European proceeding, and the European patent granted.  In order to strengthen the enforceability of the U.S. '824 Patent, the Company filed a request for reexamination.  The U.S. Patent Office has sent two rejections of the reexamination request, both of which have been responded to by the Company.  As a result of these responses, the U.S. Patent Office has abandoned its earlier grounds, included within the two rejections sent by the U.S. Patent Office, for rejecting the reexamination request.  On August 9, 2006, the U.S. patent office mailed a third rejection based on different grounds.  The Company believes, based on advice of legal counsel, that it will overcome the new grounds for rejection and ultimately prevail in its reexamination.  However, in the event that the Company was to receive a complete denial of its reexamination the U.S. '824 patent would be deemed to be revoked. If the Company's U.S. '824 Patent was to be revoked, the Company believes, based on advice of legal counsel, the one provisional and one non-provisional patent application filed in the U.S. Patent Office, covering improved methods and systems for the automated counting and tracking of surgical articles, would provide the Company's Safety-Sponge™  System with a sufficient level of protection to prevent competitors from attempting to replicate and market a similar version of the Company's Safety-Sponge™ System. These condensed consolidated interim financial statements do not include any adjustments for the possible outcome of this uncertainty.

Severance Agreement

On January 9, 2006, Milton “Todd” Ault, III resigned as the Company’s Chairman and Chief Executive Officer, pursuant to a Severance Agreement, the Company agreed to pay Mr. Ault $180,000 and to grant Mr. Ault 60,000 restricted shares of common stock and options to purchase 90,000 shares of common stock with an exercise price of $4.50 per share and an expiration date of July 8, 2007. In addition, Mr. Ault will be eligible for health insurance, life insurance, disability and 401(k) participation continuing for a period of twelve months from his resignation date. Effective July 11, 2006, Mr. Ault was re-appointed Chief Executive Officer and a director of the Company. In consideration of his re-appointment as Chief Executive Officer, Mr. Ault has agreed to cash compensation of only $1 per year.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

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

Segment information for the three and six months ended June 30, 2006 and 2005 is as follows:

	(Unaudited)		(Unaudited)
	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Medical Products
Revenue	$—	$—	$—	$—
Net loss	$(852,473)	$(1,053,094)	$(1,358,589)	$(1,401,550)
Total Assets	$6,358,900	$4,576,262	$6,358,900	$4,576,262

Financial Services and Real Estate
Revenue	$48,882	$586,627	$103,875	$586,627
Net income (loss)	$69,855	$237,901	$30,365	$313,064
Total Assets	$3,420,359	$6,685,736	$3,420,359	$6,685,736

Car Wash Services
Revenue	$110,849	$—	$131,616	$—
Goodwill impairment	$(357,008)	$—	$(357,008)	$—
Net loss	$(559,149)	$—	$(729,361)	$—
Total Assets	$3,862,971	$—	$3,862,971	$—

Corporate
Revenue	$—	$—	$—	$—
Net loss	$(1,575,966)	$(955,240)	$(4,433,680)	$(2,465,560)
Total Assets	$393,805	$526,109	$393,805	$526,109

Total
Revenue	$159,731	$586,627	$235,491	$586,627
Goodwill impairment	$(357,008)	$—	$(357,008)	$—
Net loss	$(2,917,733)	$(1,770,433)	$(6,491,265)	$(3,554,046)
Total Assets	$14,036,035	$11,788,107	$14,036,035	$11,788,107

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements - Unaudited (continued)
June 30, 2006

13. SUBSEQUENT EVENTS

On July 12, 2006 the Company, executed a Convertible Promissory Note in the principal amount of $250,000 (the “Kalina Note”) and a Warrant for the Purchase of 85,000 Shares of the Company’s Common Stock (the “Kalina Warrant”) in favor of Charles J. Kalina, III, an existing shareholder of the Company. The Kalina Note accrues interest at the rate of 12% per annum throughout the term of the loan. The principal amount of the Kalina Note and any accrued but unpaid interest is due to be paid upon the earlier of October 10, 2006, or the occurrence of an event of default. Principal and interest on the Kalina Note is convertible into shares of the Company’s common stock at a conversion price of $3.00. If the Company issues shares of common stock or securities convertible or exercisable into shares of common stock below the then applicable conversion price, the conversion price of the Kalina Note will be reduced accordingly. The conversion price of the Kalina Note also will be adjusted if the Company pays a stock dividend, or subdivides or combines outstanding shares of common stock into a greater or lesser number of shares.

The Kalina Warrant has an exercise price of $ 2.69 per share and will expire on July 11, 2011. If the Company issues shares of common stock or securities convertible or exercisable into shares of common stock below the then applicable exercise price, the exercise price of the Kalina Warrant will be reduced accordingly. The exercise price of the Kalina Warrant also will be adjusted if the Company pays a stock dividend, or subdivides or combines outstanding shares of common stock into a greater or lesser number of shares. The Company will record debt discount in the amount of $161,000 as the estimated value of the Kalina Warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method.

On August 15, 2006 the Company received a notice of default regarding the Morelli Note entered into on June 6, 2006. The notice of default specifically cited the Company’s failure to obtain the prior written consent of Mr. Morelli to the incurrence of indebtedness and failure to repay the obligations owing under the Morelli Note in an amount equal to the proceeds of the indebtedness (see Note 6).

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

Overview

Until March 31, 2005, Patient Safety Technologies, Inc., a Delaware corporation (referred to herein as the “Company,” “we,” “us,” and “our”), elected to be a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission. At June 30, 2006, 20.4% of our assets on a consolidated basis with subsidiaries were comprised of “investment securities” within the meaning of the 1940 Act. If the value of our assets that consist of “investment securities” were to exceed 40% of our total assets (excluding government securities and cash items) on an unconsolidated basis we could be required to re-register as an investment company under the 1940 Act unless an exemption or exclusion applies. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, building and operating companies in the patient safety medical products industry. Registration under the 1940 Act would also subject us to increased regulatory and compliance costs, and other restrictions on the way we operate and would change the method of accounting for our assets under GAAP.

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

Financial Condition, Liquidity and Capital Resources

Our cash and marketable securities were $33,000 at June 30, 2006, versus $1,003,000 at December 31, 2005. Total current liabilities were $6,300,000 at June 30, 2006, versus $4,000,000 at December 31, 2005. Included in current liabilities at June 30, 2006 and December 31, 2005 is a note payable, and accrued interest on such note, payable to Winstar Communications, Inc. (“Winstar”) in the amount of $941,000 and $939,000, respectively. As discussed in Note 6 in the notes to the accompanying condensed consolidated financial statements filed with this Form 10-Q, the due date on the note payable to Winstar was February 28, 2002. However, as a result of the lawsuits filed against us by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. the due date of the note is extended until the lawsuit discussed in Note 11 is settled. The note payable has a right of offset against certain representations and warranties made by Winstar and we believe the amount of the offsets exceed the amount of the note payable. It is our contention that the initial lawsuit filed on October 15, 2001, impaired our ability to raise capital. This inability to raise capital ultimately resulted in the premature liquidation of our investment in Excelsior Radio Networks, Inc. (“Excelsior”) at a price that was significantly less than what we would have realized had we been able to hold our investment until its subsequent sale to an unrelated third party. Winstar does not agree with this belief and on February 3, 2006 Winstar Global Media, Inc. (“WGM”) filed a lawsuit claiming that we were in default under the terms of the note. Accordingly, the only offsets against the principal balance of the note reflected in the accompanying financial statements relate to legal fees attributed to our defense of the lawsuits filed against us. As of June 30, 2006, we had incurred $215,000 in legal fees attributed to our defense of lawsuits filed by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. and the representations and warranties made by Winstar Radio Networks, Inc. These fees have been offset against the note with the remaining principal balance of $785,000 reflected as a note payable on the accompanying balance sheet.

At June 30, 2006 and December 31, 2005, we had $10,000 and $80,000, respectively, in cash. During 2005 our Board authorized us to invest our cash balances in the public equity and debt markets as appropriate to maximize the short-term return on such assets. Such investments are typically short-term and focus on what we believe to be mispriced domestic public equities and instruments.

In August 2005, we entered into an agreement with the financial institution IXIS Derivatives Inc. to borrow against securities which we hold. The agreement, which extended for 53 weeks, was subject to a premium of up to 6% of the amount of the borrowings which is amortized on a straight line basis over the term of the agreement. At December 31, 2005, we terminated the August 2005 agreement with IXIS Derivatives Inc. To the extent the agreement was terminated early, we did not incur a premium for the amount of time that the agreement was terminated. The agreement also provided that in addition to the securities held by the financial institution, we pledge a total of 25% of the value of the securities in cash. The pledged cash was reduced daily by the amount of the earned premium and protected the financial institution from decreases in the market value of the securities. Any decrease in the market value of the pledged securities in excess of 5% over the securities notional value would require us to fund additional monies, such that 25% of the initial borrowing, as adjusted by the earned premium, was covered. If we failed to fund additional monies the financial institution had the right to liquidate the pledged securities. In the event the proceeds from liquidation were insufficient to cover the amount of the borrowings, the financial institution’s sole recourse was against the pledged cash. During January 2006, we renewed our August 2005 agreement with IXIS Derivatives Inc. to borrow against securities and during the six months ended June 30, 2006, we received proceeds from such borrowings of $645,000, of which $503,000 was repaid. Consequently we recorded a liability at June 30, 2006 of $142,000 which is included in current liabilities under the heading “Due to broker.”

We had a working capital deficit of approximately $5.8 million at June 30, 2006 and we continue to have recurring losses. In the past we have relied upon private placements of equity and debt securities and we plan to rely on private placements to fund our capital requirements in the future. We have received shareholder approval to sell equity and/or debt securities of the Company up to $10 million in any calendar year to our former Chairman and current Chief Executive Officer, Milton “Todd” Ault, III, to the Company’s President and Secretary, Lynne Silverstein, to our former Chairman and former Chief Executive Officer and the Chief Health and Science Officer of our subsidiary Patient Safety Consulting Group, LLC, Louis Glazer, and to the former Manager of our closed subsidiary Ault Glazer Bodnar Capital Properties, LLC and Mr. Glazer’s spouse, Melanie Glazer. If we propose to sell more than $10 million of securities in a calendar year to such persons additional shareholder approval would be required. We do not currently anticipate selling equity or debt securities to these persons and, in the event we elected to pursue such an investment, we cannot guarantee that such persons would be willing to further invest in the Company. We have, however, received funding from Ault Glazer Bodnar Acquisition Fund, LLC ("AGB Acquisition Fund"). Ault Glazer Bodnar & Company Investment Management, LLC (“AGB & Company IM”) is the managing member of AGB Acquisition Fund. The managing member of AGB & Company IM is Ault Glazer Bodnar & Company, Inc. (“AGB & Company”). The Company’s former Chairman and current Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of AGB & Company.

On January 12, 2006, Steven J. Caspi (“Caspi”) loaned $1,000,000 to ASG. As consideration for the loan, ASG issued Caspi a promissory note in the principal amount of $1,000,000 (the “Caspi Note”) and granted Caspi a mortgage on certain real estate owned by ASG and a security interest on all personal property and fixtures located on such real estate as security for the obligations under the Caspi Note. In addition, we entered into an agreement guaranteeing ASG’s obligations pursuant to the Caspi Note and Caspi received warrants to purchase 30,000 shares of our common stock at an exercise price of $4.50 per share. We recorded debt discount in the amount of $92,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. Through June 30, 2006, the entire amount of the debt discount was amortized as interest expense. The Caspi Note accrues interest at the rate of 10% per annum, which together with principal, was due to be repaid on July 13, 2006. The Company is in the process of amending the Caspi Note to extend the due date. During the six months ended June 30, 2006, the Company had incurred and paid interest expense of $46,000 on the Caspi Note.

From January 11, 2006 through June 30, 2006 AGB Acquisition Fund, a related party, loaned the Company a total of $443,000, all of which was repaid. As consideration for the loans, the Company issued AGB Acquisition Fund secured promissory notes with an interest rate of 7% per annum (the “AGB Acquisition Fund Notes”), and entered into a security agreement granting AGB Acquisition Fund a security interest in the Company’s personal property and fixtures, inventory, products and proceeds as security for the Company’s obligations under the AGB Acquisition Fund Notes.

On February 8, 2006, AGB Acquisition Fund loaned $687,000 to ASG. As consideration for the loan, ASG issued AGB Acquisition Fund a secured promissory note in the principal amount of $687,000 (the “ASG Note”) and granted a real estate mortgage in favor of AGB Acquisition Fund relating to certain real property located in Jefferson County, Alabama (the “Property”). The Note bears interest at the rate of 10% per annum and is due on April 10, 2006, or within 30 days thereafter. AGB Acquisition Fund received warrants to purchase 20,608 shares of our common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. We recorded debt discount in the amount of $44,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. Through June 30, 2006, the entire amount of the debt discount was amortized as interest expense. As security for the performance of ASG’s obligations pursuant to the ASG Note, ASG granted AGB Acquisition Fund a security interest in all personal property and fixtures located at the ASG Property. During the six months ended June 30, 2006, we had incurred interest expense, excluding amortization of debt discount, of $27,000 on the ASG Note, all of which is accrued at June 30, 2006

In addition, as of June 30, 2006, AGB Acquisition Fund had loaned an aggregate of $1,495,000 to ASG pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "Real Estate Note"). The Real Estate Note bears interest at the rate of 3% above the Prime Rate as published in the Wall Street Journal (8.25% at June 30, 2006). All unpaid principal, interest and charges under the Real Estate Note are due in full on July 31, 2010. The Real Estate Note is collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and AGB Acquisition Fund. During the six months ended June 30, 2006 we had incurred interest expense of $74,000 on the Real Estate Note, all of which is accrued at June 30, 2006.

From March 7, 2006 through June 30, 2006 AGB Acquisition Fund loaned us a total of $285,000, of which $110,000 was repaid. The outstanding balance at June 30, 2006 is $175,000. . The loans were advanced to us pursuant to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) entered into with AGB Acquisition Fund on March 7, 2006. The Revolving Line of Credit allows us to request advances of up to $500,000 from AGB Acquisition Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six month periods upon mutual agreement of the parties. Each advance under the Revolving Line of Credit is evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit must be repaid with interest at the Prime Rate plus 1% within 60 days from issuance and are convertible into shares of our common stock at the option of AGB Acquisition Fund at a price of $3.10 per share. Our obligations pursuant to such secured promissory notes are secured by our assets, personal property and fixtures, inventory, products and proceeds therefrom. During the six months ended June 30, 2006, we had incurred interest expense of $2,000 on the ASG Note, of which $1,000 is accrued at June 30, 2006.

On June 6, 2006 we entered into a Secured Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) pursuant to which we sold a $1,100,000 principal amount Secured Convertible Promissory Note (the “Morelli Note”) and a warrant to purchase 401,460 shares of our common stock (the “Morelli Warrant”) to Alan E. Morelli. As security for our obligations under the Morelli Note, pursuant to a Pledge Agreement and an Account Control Agreement, we pledged the equity securities owned by us in Digicorp, IPEX, Inc., Automotive Services Group, Inc., Alacra, Inc. and Surgicount Medical, Inc. As additional security for our obligations under the Morelli Note, pursuant to a Mortgage and a Deed of Trust, we pledged 8.5 acres of undeveloped land we own in Heber Springs, Arkansas and 0.61 acres of undeveloped land we own in Springfield, Tennessee, respectively. In connection with the security interests granted to Mr. Morelli, Ault Glazer Bodnar Acquisition Fund, LLC and Herbert Langsam Revocable Trust entered into Subordination Agreements with Mr. Morelli and us agreeing to subordinate their existing security interests in our assets to the security interests granted Mr. Morelli. As further security, Milton “Todd” Ault, III and Louis Glazer, M.D. gave their personal guaranty of our obligations under the Note.

The Morelli Note accrues interest at the rate of 12% per annum through July 6, 2006, after which the interest rate increases to 15% per annum from July 6, 2006 through the date the loan is repaid. The principal amount of the Morelli Note and any accrued but unpaid interest is due to be paid on October 6, 2006, or the occurrence of an event of default. In the event of an occurrence and during the continuance of any event of default, interest shall accrue on the unpaid principal amount and any interest that has not been paid when due at a rate equal to 4% per annum above the rate otherwise provided. We are required to make a mandatory repayment of our obligations under the Morelli Note upon the sale of 50% or more of the equity interest of the Company to any person or group or any sale of 50% or more of the assets of the Company in a single transaction or series of related transactions. Additionally, we are required to make a mandatory prepayment of its obligations under the Morelli Note in an amount equal to the proceeds of the sale of any of the pledged securities and undeveloped land or upon the incurrence of debt for borrowed money. We are required to obtain the prior written consent of Mr. Morelli to the incurrence of indebtedness. During June 2006, and subsequent to entering into the Morelli Note, we incurred additional indebtedness without the prior written consent of Mr. Morelli. Further, mandatory prepayments from the proceeds of indebtedness were not made; therefore, we are currently in an event of default. On August 15, 2006 we received a notice of default regarding the Morelli Note. The notice of default specifically cited our failure to obtain the prior written consent of Mr. Morelli to the incurrence of indebtedness and failure to repay the obligations owing under the Morelli Note in an amount equal to the proceeds of the indebtedness.

The Morelli Warrant has an exercise price of $3.04 per share and will expire after June 6, 2011. If we issues shares of our common stock or securities convertible or exercisable into shares of our common stock below the then applicable exercise price, the exercise price of the Morelli Warrant will be reduced accordingly. The exercise price of the Morelli Warrant also will be adjusted if we pay a stock dividend, subdivide or combine outstanding shares of our common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of Mr. Morelli’s position.

Of the $1,100,000 of gross proceeds $1,068,000 was used to repay outstanding principal and interest on a $1,000,000 principal amount promissory note that we entered into with Bodnar Capital Management, LLC on April 7, 2005.

On July 12, 2006 we executed a Convertible Promissory Note in the principal amount of $250,000 (the “Kalina Note”) and a warrant for the Purchase of 85,000 Shares of the our common stock (the “Kalina Warrant”) in favor of Charles J. Kalina, III, an existing shareholder of the Company. The Kalina Note accrues interest at the rate of 12% per annum throughout the term of the loan. The principal amount of the Kalina Note and any accrued but unpaid interest is due to be paid upon the earlier of October 10, 2006, or the occurrence of an event of default. Principal and interest on the Kalina Note is convertible into our shares of common stock at a conversion price of $3.00. If we issues shares of common stock or securities convertible or exercisable into shares of common stock below the then applicable conversion price, the conversion price of the Kalina Note will be reduced accordingly. The conversion price of the Kalina Note also will be adjusted if we pay a stock dividend, or subdivide or combine outstanding shares of common stock into a greater or lesser number of shares.

The Kalina Warrant has an exercise price of $ 2.69 per share and will expire on July 11, 2011. If we issue shares of our common stock or securities convertible or exercisable into shares of our common stock below the then applicable exercise price, the exercise price of the Kalina Warrant will be reduced accordingly. The exercise price of the Kalina Warrant also will be adjusted if we pay a stock dividend, or subdivide or combine outstanding shares of our common stock into a greater or lesser number of shares. We will record debt discount in the amount of $161,000 as the estimated value of the Kalina Warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method.

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

As of June 30, 2006, other than our office lease, we had no commitments not reflected in our condensed consolidated financial statements.

Cash decreased by $70,000 to $10,000 during the six months ended June 30, 2006, compared to a decrease of $755,000 during the six months ended June 30, 2005.

Operating activities used $979,000 of cash during the six months ended June 30, 2006, compared to using $1,454,000 during the six months ended June 30, 2005.

Operating activities for the six months ended June 30, 2006, exclusive of changes in operating assets and liabilities, used $2,277,000 of cash, as the Company's net cash used in operating activities of $979,000 included non-cash charges for depreciation, amortization and interest of $1,237,000, realized losses of $50,000 and stock based compensation of $2,674,000. For the six months ended June 30, 2005, operating activities, exclusive of changes in operating assets and liabilities, used $1,116,000 of cash, as the Company's net cash used in operating activities of $1,454,000 included non-cash charges for depreciation and amortization of $113,000, realized gains of $104,000 and stock based compensation of $2,465,000.

Changes in operating assets and liabilities produced cash of $1,298,000 during the six months ended June 30, 2006, principally due to net proceeds received from marketable securities, decreases in our receivables from investments and increases in the level of accounts payable and accrued liabilities which were partially offset by decreases in the and amounts due to our broker. The amount due to our broker is directly attributable to purchases of marketable investment securities that were purchased on margin or to securities that were margined subsequent to their purchase. During the six months ended June 30, 2006 and year ended December 31, 2005, the Company invested its cash balances in the public equity and debt markets in an attempt to maximize the short-term return on such assets. The amount due to our broker varied throughout the year depending upon the aggregate amount of marketable investment securities held by us and the level of borrowing against our available-for-sale securities. The actual amount of marketable investment securities held was influenced by several factors, including but not limited to, our expectations of potential returns available from what we considered to be mispriced securities as well as the cash needs of our operating activities. During times when we were heavily invested in marketable investment securities our liquidity position was significantly reduced. To the extent we have a need for an excess cash balance to meet our financial obligations the amount of securities purchased on margin will either decrease or disappear altogether. However, if we are in a position where we have excess cash with no immediate need for liquidity, and we believe opportunities exist to maximize the short-term return on such assets then we may purchase marketable securities on margin. During the six months ended June 30, 2005, changes in operating assets and liabilities used cash of $338,000 primarily due to an increase in our receivables from investments and decreases in the amount due to our broker which were partially offset by net proceeds received from marketable securities and an increase in the level of accounts payable and accrued liabilities.

The principal factor in the $2,139,000 of cash used in investing activities during the six months ended June 30, 2006 was the purchase of land of $1,697,000, capitalized construction costs of $383,000 related to ASG, and capitalized costs of $148,000 related to the ongoing development of software related to our Safety-SpongeTM System offset by proceeds from the sale of long-term investments of $139,000. The principal factor in the $355,000 of cash used in investing activities during the six months ended June 30, 2005 was due to our investment in Surgicount of $432,000 combined with purchases of long-term investments of $163,000 offset by proceeds from the repayment of a loan included in long-term investments of $300,000.

Cash provided by financing activities during the six months ended June 30, 2006, of $3,048,000 resulted from the net proceeds from notes payable. Cash provided by financing activities for the six months ended June 30, 2005, of $1,053,000 resulted primarily from the net proceeds from notes payable of $947,000 and the proceeds from the issuance of common stock and warrants of $100,000. Additionally, as discussed above, during the six months ended June 30, 2006 and 2005 the note payable to Winstar was offset by certain payments made allowed for in the note payable.

Investments

A summary of our investment portfolio, which at June 30, 2006 was valued at $3,388,000 and represented 23.4% of our total assets, is reflected below. Excluding our real estate investments, our investment portfolio represents 20.1% of our total assets. The investment portfolio is comprised of marketable securities of $23,000 and long-term investments of $3,365,000. Our investments in marketable securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Our remaining investments are classified as long-term investments.

June 30, 2006
Alacra Corporation	$1,000,000
Digicorp	1,671,392
IPEX, Inc.	250,800
Real Estate	465,564
$3,387,756

Alacra Corporation

At June 30, 2006, we had an investment in Alacra Corporation (“Alacra”), valued at $1,000,000, which represents 6.9% of our total assets. On April 20, 2000, we purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Alacra has recorded revenue growth in every year since the Company’s original investment, further, 2005 revenues of approximately $16.5 million, were in excess of the prior year’s revenues by approximately 45%. At December 31, 2005, Alacra had total assets of approximately $3.5 million with total liabilities of approximately $6.0 million. Deferred revenue, which represents subscription revenues are amortized over the term of the contract, which is generally one year, and represented approximately $2.9 million of the total liabilities. The Company has the right to have the preferred stock redeemed by Alacra for face value plus accrued dividends beginning on December 31, 2006. In connection with this investment, the Company was granted observer rights on Alacra board of directors meetings.

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

Digicorp

At June 30, 2006, we had an investment in Digicorp valued at $1,671,000, which represents 11.6% of our total assets. On December 29, 2004, we entered into a Common Stock Purchase Agreement with certain shareholders of Digicorp (the "Digicorp Agreement"), to purchase an aggregate of 3,453,527 shares of Digicorp common stock. We purchased 2,229,527 of such shares on December 29, 2004 (2,128,740 shares at a price of $0.135 per share and 100,787 shares at a price of $0.145 per share). We were also required to purchase the remaining 1,224,000 shares from the selling shareholders at a price of $0.145 per share at such time that Digicorp registers the resale of the shares with the SEC. During December 2005 we amended the Digicorp Agreement and an unrelated third party assumed the obligation to purchase 1,000,000 of the remaining 1,224,000 shares from the selling shareholders. Additionally, we extended loans of $33,000 to the selling shareholders from our working capital. Such loans represented the amount of the remaining obligation to purchase 224,000 shares of Digicorp common stock and are secured by the 224,000 shares of Digicorp common stock presently held by such selling shareholders. Digicorp’s common stock is traded on the OTC Bulletin Board, which reported a closing price, at June 30, 2006, of $0.85. In connection with the Digicorp Agreement, we were entitled to designate two members to the Board of Directors of Digicorp. Our first designee, Melanie Glazer was appointed on December 29, 2004. Milton “Todd” Ault, III, our former Chairman and Chief Executive Officer, was appointed Chief Executive Officer of Digicorp on April 26, 2005. On July 16, 2005, Alice M. Campbell, one of our directors, and Mr. Ault was appointed to the Board of Directors of Digicorp. On July 20, 2005, Lynne Silverstein, our President and Secretary, was appointed as a director of Digicorp, and William B. Horne, our Chief Financial Officer, was appointed as a director and as Chief Financial Officer of Digicorp. On September 30, 2005, Mr. Ault resigned from all positions with Digicorp and Mr. Horne was appointed as the interim Chief Executive Officer. On December 29, 2005, William B. Horne resigned as Chief Executive Officer and Lynne Silverstein and Melanie Glazer resigned as directors.

Since June 30, 1995, Digicorp was in the developmental stage and had no operations other than issuing shares of common stock for financing the preparation of financial statements and for preparing filings for the SEC. On May 18, 2005, Digicorp sold Bodnar Capital Management, LLC 2,941,176 shares of its common stock and warrants to purchase an additional 3,000,000 shares of its common stock with exercise prices ranging from $0.25 to $1.50 per share. Digicorp received gross proceeds of $500,000 from the sale of stock and warrants to Bodnar Capital Management, LLC. As described above under “Financial Condition,” Bodnar Capital Management, LLC also is one of our principal stockholders. On October 27, 2005, Bodnar Capital Management, LLC canceled the warrants to purchase 3,000,000 shares of common stock in exchange for the issuance of a warrant to purchase 500,000 shares of Digicorp’s common stock with an exercise price of $0.01 per share.

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

In connection with the acquisition of Rebel Crew Films, on December 29, 2005 Digicorp entered into a Securities Purchase Agreement with one of the shareholders of Rebel Crew Films, Rebel Holdings, LLC, pursuant to which Digicorp purchased a $556,000 principal amount loan receivable owed by Rebel Crew Films to Rebel Holdings, LLC in exchange for the issuance of a $556,000 principal amount secured convertible note to Rebel Holdings, LLC. The secured convertible note accrues simple interest at the rate of 4.5%, matures on December 29, 2010 and is secured by all of Digicorp’s assets now owned or hereafter acquired. The secured convertible note is convertible into 500,000 shares of Digicorp common stock at the rate of $1.112614 per share. Jay Rifkin, Digicorp’s Chief Executive Officer and one of its directors, is the sole managing member of Rebel Holdings, LLC.

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

IPEX, Inc.

At June 30, 2006, we held 1,045,000 shares of common stock and warrants to purchase 787,500 shares of common stock at $1.00 per share of IPEX, Inc. (“IPEX”), valued at $251,000, which represents 1.7% of our total assets. IPEX's common stock is traded on the OTC Bulletin Board, which reported a closing price, at June 30, 2006, of $0.32. The warrants are exercisable for a period of five years and are callable by IPEX in certain instances. IPEX operates a Voice over Internet Protocol ("VoIP") routing platform that directs telecommunication traffic. VoIP permits a user to send voice, fax and other information over the Internet, rather than through a regular telephone network system based on switches Pursuant to two separate asset purchase agreements entered into during 2005, in consideration for $6,000,000 of IPEX common stock and $275,000 cash, IPEX purchased certain intellectual property assets that may be used to enhance, compact, store, encrypt, stream and display digital image content over wireless networks and over the Internet and for image enhancement, compacting and content protection applications. On March 21, 2006 IPEX reported that it is in the process of transferring ownership of such assets to its subsidiary RGB Channel, Inc. On June 23, 2005, Alice M. Campbell, who is one of our directors, was appointed to the Board of Directors of IPEX. Ms. Campbell subsequently resigned from IPEX’s Board effective February 2, 2006. In addition, from May 26, 2005 until July 20, 2005, Milton “Todd” Ault, III, our former Chairman and Chief Executive Officer, served as interim Chief Executive Officer of IPEX and Mr. Ault has been a director of IPEX since May 26, 2005.

The Company’s initial investment into IPEX occurred On March 2, 2005 in the amount of $450,000. This investment was part of the private placement that IPEX completed on March 18, 2005. The total amount of IPEX’s private placement was for 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants for aggregate proceeds of $3,500,000, less issuance costs of $260,000, resulting in net realized proceeds of $3,240,000. The common stock, Series A and Series B Warrants were sold as Units, with each Unit consisting of two shares of common stock, one series A Warrant and one Series B Warrant. Each Series A Warrant entitles the holder to purchase one share of common stock at $1.50 per share, exercisable for a period of five years. Each Series B Warrant entitles the holder to purchase one share of common stock at $2.00 per share, exercisable for a period of five years. Subsequent to the effectiveness of a registration statement covering the re-sale of shares underlying the warrants, the Series A and Series B Warrants are callable by IPEX, under certain circumstances, if IPEX's common stock trades at or above $2.00 and $2.50, respectively, for ten consecutive trading days. In such event IPEX must give us 30 days prior written notice of its intention to call the warrants after which it has the right to repurchase the warrants at a purchase price of $0.01 per share of common stock then purchasable pursuant to the warrants. During such 30 day notice period we would have the right to exercise the warrants. As of June 30, 2006 IPEX has not filed a registration statement covering the re-sale of the shares underlying the warrants and accordingly IPEX does not have a right to call them. However, in the event the warrants are called by IPEX, the warrants would be likely be in-the-money and we would likely exercise the warrants. To the extent we did not have a sufficient amount of cash available to exercise the warrants we would most likely liquidate a portion of our existing shares in IPEX common stock to satisfy the exercise amount. On March 21, 2006 IPEX sold $800,000 principal amount of 10% secured convertible notes to four accredited investors in a private placement transaction. The 10% secured convertible notes are convertible into either IPEX common stock at a price of $1.00 per share or into common stock of IPEX’s subsidiary RGB Channel, Inc. at a conversion price equal to the lesser of (a) $0.50, or (b) the price at which, at any time while the 10% secured convertible notes are outstanding, RGB Channel, Inc. sells shares of its common stock or any other securities convertible into or exchangeable for RGB Channel, Inc. common stock. The sale by IPEX of the 10% secured convertible notes caused an adjustment to the exercise price of the Series A Warrants and the Series B Warrants to equal $1.00 per share and an increase in the number of shares of common stock purchasable under such Series A and B Warrants. Pursuant to such warrants that we own, we are now entitled to purchase a total of 787,500 shares of IPEX common stock at an exercise price of $1.00 per share.

As reflected in IPEX’s quarterly report on Form 10-QSB for the three months ended March 31, 2006, trading revenues rose to $3,308,000 as compared to sales of $1,802,000 from the prior three month period ended March 31, 2005. Trading revenues represent fees generated from minutes purchased through IPEX’s VoIP exchange platform. Revenues from VoIP activities are recognized in the period minutes are delivered through the telecom exchange platform. In the past, due to prior working capital constraints, IPEX could only maintain selling to customers on a weekly net 5 basis (“Tier 3 carriers”). The additional working capital provided by IPEX’s March 2005 private placement allowed IPEX to extend credit to five customers on net 15 terms (“Tier 2 carriers”) and two carriers on net 30 terms (“Tier 1 carriers”) thereby increasing the number of overall customers. The 84% increase in sales at IPEX is almost entirely attributable to the extension of credit that was made possible by the increase in IPEX’s working capital. The addition of a few new Tier 3 carriers added marginally to the increase in sales.

IPEX’s cost of sales as a percentage of sales for the quarter ended March 31, 2006 remained relatively constant at 96% compared to 96% for the quarter ended March 31, 2005. Net loss for the three months ended March 31, 2006 and 2005 was $338,000 and $150,000, respectively. The increase in IPEX’s net loss for the three months ended March 31, 2006 is primarily due to increased salaries and wages related to management personnel.

Real Estate Investments

At June 30, 2006, we had several real estate investments, valued at $465,000, which represents 3.2% of our total assets. In the past we held our real estate investments in Ault Glazer Bodnar Capital Properties, LLC (“AGB Properties”), which was a Delaware limited liability company and a wholly owned subsidiary. AGB Properties was closed in June 2006 and we are in the process of liquidating our real estate holdings. Our real estate holdings consist of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, 0.61 acres of undeveloped land in Springfield, Tennessee, and various loans secured by real estate in Heber Springs, Arkansas. We expect that any future gain or loss recognized on the liquidation of some or all of our real estate holdings would be insignificant primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the real estate holdings are located.

Results of Operations

We account for our operations under accounting principles generally accepted in the United States. The principal measure of our financial performance is captioned “Net loss attributable to common shareholders,” which is comprised of the following:

•	"Revenues," which is the amount we receive from sales of our products;

•	“Operating expenses,” which are the related costs and expenses of operating our business;

•
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

Revenues

We recognized revenues of $160,000 and $587,000 during the three months and $235,000 and $587,000 during the six months ended June 30, 2006 and 2005, respectively. Although none of the revenues that we recognized during related to sales of our Safety-SpongeTM System we began recognizing revenues from the Safety-SpongeTM System during the three month period ending September 30, 2006. As expected, these initial revenues will not have a significant impact on our results of operations, however, we expect revenues will increase during the three month period ending December 31, 2006 and the revenues from our Safety-SpongeTM System may start to become a continual source of funds to cover a portion of our operating costs.

Of the revenue earned during the three and six months ended June 30, 2006, $49,000 and $104,000, respectively, was the result of a consulting agreement, consented to by IPEX, whereby Wolfgang Grabher, the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX, retained us to serve as a business consultant to IPEX. In consideration for the services, during December 2005, Mr. Grabher personally transferred us 500,000 shares of common stock of IPEX as a non-refundable consulting fee. Mr. Grabher owned 18,855,900 shares of IPEX's 28,195,566 outstanding shares of common stock. On December 14, 2005 Mr. Grabher agreed to surrender 14,855,900 of the shares of IPEX common stock owned by him to IPEX to be retired and returned to treasury. Such shares represented 49.4% of IPEX’s outstanding shares of common stock at the time. At June 30, 2006, we held 7.8% of IPEX’s outstanding shares of common stock. On June 30, 2005, we agreed with IPEX as to the scope of the consulting services and the consideration for such services and at June 30, 2006, we had performed all of the services stipulated under the terms of the consulting agreement. During the three months ended June 30, 2005 we recognized $577,000 of revenue as a result of our consulting agreement with Wolfgang Grabher.

The remaining revenue generated during the three and six months ended June 30, 2006, of $111,000 and $131,000, respectively, was generated from car wash services by our wholly-owned operating subsidiary, ASG. ASG was formed to develop and operate automated car wash sites under the trade name “Bubba’s Express Wash”. ASG’s first site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006.

Expenses

Operating expenses were $2,048,000 and $2,155,000 for the three months and $5,536,000 and $4,249,000 for the six months ended June 30, 2006 and 2005, respectively.

The increase in operating expenses for the six months ended June 30, 2006 when compared to June 30, 2005, was primarily the result of salaries and employee benefits, which increased by $944,000. Our Compensation Committee, which is comprised of three independent directors for purposes of AMEX rules, determines and recommends to our Board the cash and stock based compensation to be paid to our executive officers and also reviews the amount of salary and bonus for each of our other officers and employees. The most significant component of employee compensation is stock based compensation expense. For the six months ended June 30, 2006, we recorded $1,033,000 relating to grants of nonqualified stock options and $1,092,000 related to restricted stock awards to our employees and non-employee directors. During the six months ended June 30, 2005, we recorded $891,000 relating to grants of nonqualified stock options and $876,000 related to restricted stock awards to our employees and non-employee directors. Thus, the increase in expenses related to the issuance of stock options and restricted stock awards to our employees and non-employee directors amounted to $358,000. The remaining increase in employee compensation of $586,000 is attributed to a combination of factors. During the three months ended March 31, 2005 no salary expense was incurred of four highly compensated employees and a non-recurring severance package paid of $180,000 was paid to Milton “Todd” Ault III, our former Chairman and Chief Executive Officer during January 2006. Taking into consideration the $180,000 paid to Mr. Ault as part of his severance package, salary expense of these four highly compensated employees, of which Mr. Ault is one of, salary expense increased by $238,000 during the six months ended June 30, 2006. In July 2006, subsequent to the payment of Mr. Ault’s severance package, Mr. Ault was re-appointed as our Chief Executive Officer. In consideration of Mr. Ault’s re-appointment as Chief Executive Officer, Mr. Ault has agreed to cash compensation of $1 per year. Another significant factor that significantly increased employee compensation during the six months ended June 30, 2006 was the additional salaries of four key executives covered by employment agreements.

At June 30, 2006, four of our executives were covered under employment agreements. Our Chief Financial Officer, William B. Horne, is covered under a two year employment agreement with annual base compensation of $150,000; our Chief Executive Officer of Surgicount Medical, Inc., Bill Adams is covered under a three year employment agreement with annual base compensation of $300,000; our President of Sales and Marketing of Surgicount Medical, Inc., Richard Bertran, is covered under a three year employment agreement with annual base compensation of $200,000 and; our Chief Operating Officer of Surgicount Medical, Inc., James Schafer, is covered under a two year employment agreement with annual base compensation of $100,000. The addition of these employment contracts effectively increased employee compensation during the six months ended June 30, 2006 by $300,000. The remaining increase in employee compensation is attributed to an overall increase in benefits associated with the individuals that are covered under employment contracts. None of our other executives our currently covered under an employment agreement, therefore, we are under no financial obligation, other than monthly salaries, for our other executive officers. Currently, monthly gross salaries for all of our employees are $130,000. We believe, as with all our operating expenses, that our existing cash resources, together with proceeds from investments, anticipated financings and expected revenues from our operations, should be adequate to fund our salary obligations.

The second largest component of our operating expenses is professional fees, which decreased by $327,000 during the six months ended June 30, 2006 compared to the amount reported during the six months ended June 30, 2005. This decrease is primarily comprised of decreases in stock based compensation to outside consultants of $149,000 and decreases in legal fees of $249,000 offset by an overall increase paid to consultants used to generate awareness and train health care professionals in the use of our Safety-SpongeTM System. As in the case of employee compensation, stock based compensation expense is the most significant component of professional fees. During the six months ended June 30, 2006 and 2005, professional fees included stock based compensation related to the issuances of restricted stock and warrants of $549,000 and $698,000, respectively. Of these amounts, warrant issuances accounted for $436,000 and $625,000, respectively. A significant amount of the warrants issued during the six months ended June 30, 2006, relate to a consulting agreement that we entered into in February 2006 with Analog Ventures, LLC (“Analog Ventures”) whereby Analog Ventures agreed to consult with us on matters relating primarily to the divestiture of our non-core assets and assist us in our efforts to focus our business exclusively on the patient safety medical products field. As an incentive for entering into the agreement, we agreed to issue Analog Ventures a warrant to purchase 175,000 shares of our common stock at an exercise price of $3.95, exercisable for 3 years. We recognized an expense of $405,000 related to these warrants. During the six months ended June 30, 2005 the primary amount of the warrants issued related to a consulting agreement with Health West Marketing Incorporated (“Health West”) that we entered into in April 2005. As an incentive for entering into the agreement, we agreed to issue Health West a callable warrant to purchase 150,000 shares of our common stock at an exercise price of $5.95, exercisable for 5 years. We recognized an expense of $527,958 related to these warrants.

The decrease in legal fees is primarily attributable to either the absence of or significant reduction in the level of work during the six months ended June 30, 2006 on our proxy statements, registration statements and annual report. These reports required significantly more time to prepare during the six months ended June 30, 2005 due to our change from a business development company to an operating company.

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

The increase in amortization expense of our patents was caused by the full quarter of amortization during the three months ended March 31, 2006 as opposed to a partial quarter during the three months ended March 31, 2005. The entire capitalized costs of Surgicount’s patents, valued at $4,685,000, are being amortized over their approximate useful life of 14.4 years. Since the Surgicount patents were not acquired until the end of February 2005, amortization for the three months ended March 31, 2005 was only $27,000 as opposed to $81,000 during the three months ended March 31, 2006.

General and administrative expenses experienced an increase of $162,000 during the current six month reporting period over the prior year. Travel related expenses are a large component of general and administrative expenses and represented an increase of $80,000. This increase was attributed to expenses incurred in marketing our Safety-SpongeTM System to hospitals throughout the United States, attendance at trade shows and conventions to promote the Company’s Safety-SpongeTM System, and travel abroad to inspect the manufacturing facilities for our Safety-SpongeTM System. The remaining increase in general and administrative expenses is a combination of a several types of expenses, none of which are significant individually.

Interest, dividend income and other, net

We had interest income of $11,000 and $40,000 for the six months ended June 30, 2006 and 2005, respectively.

The decrease in interest income for the six months ended June 30, 2006 when compared to June 30, 2005 was primarily the result of a decreased amount of fixed income investments held throughout the period, primarily during the first quarter of 2005. At March 31, 2005, we held in marketable securities approximately $2.5 million in U.S. Treasuries as opposed to no investments in U.S. Treasuries during the six months ended June 30, 2006. Based upon our current cash position and future cash requirements we only expect to generate an immaterial amount of interest income during the current year.

Realized gains (losses) on investments, net

During the six months ended June 30, 2006, we realized net losses of $50,000 primarily from losses generated from the sale of 108,200 shares of Tuxis Corporation offset by gains from the sale of 128,569 shares of Digicorp.

During the six months ended June 30, 2005, we realized net gains of $104,000 from the sale of our marketable securities.

We have relied and we continue to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of our operating expenses. Because such sales cannot be predicted with certainty, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales.

Interest expense

We had interest expense of $1,245,000 and $62,000 for the six months ended June 30, 2006 and 2005, respectively.

The increase in interest expense for the six months ended June 30, 2006 when compared to June 30, 2005 is primarily attributable to the non-cash interest charges incurred as a result of the debt discount associated with our short-term debt financings. On June 6, 2006 we, entered into a Secured Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) pursuant to which we sold a $1,100,000 principal amount Secured Convertible Promissory Note (the “Morelli Note”) and a warrant to purchase 401,460 shares of our common stock (the “Morelli Warrant”) to Alan E. Morelli. As the effective conversion price of the Morelli Note on the date of issuance was below the fair market value of the underlying common stock, we recorded debt discount in the amount of $85,000 based on the intrinsic value of the beneficial conversion feature of the Morelli Note. Additionally, we recorded debt discount in the amount of $827,000 as the estimated value of the Morelli Warrant. Through June 30, 2006, interest expense of $912,000 has been recorded from the Purchase Agreement. Additionally, we incurred debt discount related to other short-term debt financings during the six months ended June 30, 2006 of $136,000. The remaining increase in interest expense is attributable to the overall increase in borrowings that occurred during the six months ended June 30, 2006 of $3,048,000.

Unrealized gains (losses) on marketable securities, net

Unrealized appreciation of investments increased by $45,000 during the six months ended June 30, 2006, primarily due to the sale of 108,200 shares of Tuxis Corporation common stock, which at December 31, 2005 had unrealized depreciation of $134,000. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment. The increase in unrealized appreciation related to the sale of our shares of Tuxis common stock was partially offset by a decrease in the value of the 95,000 shares of IPEX common stock held as trading securities. IPEX common stock is traded on the OTC Bulletin Board, which reported a closing price, at December 31, 2005 of $2.38 per share compared with $0.32 per share at June 30, 2006. We valued our holdings in IPEX at a discount to the closing prices, or $1.19 and $0.24 per share at December 31, 2005 and June 30, 2006, respectively, due primarily to the limited average number of shares traded on the OTC Bulletin Board.

Unrealized appreciation of investments increased by $43,000 during the six months ended June 30, 2005, primarily due to the price appreciation of our marketable securities

Accumulated other comprehensive income

Unrealized gains (losses) on our investments designated as available-for-sale are recorded in accumulated other comprehensive income. At June 30, 2006, we classified all of our restricted holdings in IPEX and Digicorp as available-for-sale. At June 30, 2006, the unrealized gains (losses) on our restricted holdings in IPEX and Digicorp amounted to ($1,230,000) and $1,373,000, respectively, whereas at December 31, 2005, the unrealized gains (losses) on our restricted holdings in IPEX and Digicorp amounted to ($328,000) and $2,703,000, respectively. The cumulative decrease in net unrealized gains amounts to $2,232,000.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

We have not made any sales or generated any revenue to date from our Safety-Sponge™ System and a substantial amount of our revenue during the six months ended June 30, 2006 is from a related party. Because of this, you should not rely on our historical results of operations as an indication of our future performance.

We have not made any significant amount of sales or generated any significant amount of revenue to date from our Safety-Sponge™ System. Further, of our $235,000 of revenue during the six months ended June 30, 2006, $104,000 was generated from a contract to provide management consulting services to one of our portfolio companies IPEX, Inc., which is considered a related party. Our future success is dependent on our ability to develop our patient-safety related assets into a successful business, which depends upon wide-spread acceptance of and commercializing our Safety-Sponge™ System. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. As a result, you should not rely on our historical results of operations as an indication of the future performance of our business.

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

The 1940 Act generally requires public companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities to register as investment companies. A company may be deemed to be an investment company if it owns “investment securities” with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or exclusion applies. Securities issued by companies other than majority-owned subsidiaries are generally counted as investment securities for purposes of the 1940 Act. While on an unconsolidated basis, our subsidiaries’ assets which constitute investment securities have not approached 40%, as of June 30, 2006, 20.4% of our assets on a consolidated basis with subsidiaries were comprised of investment securities. If Patient Safety Technologies, Inc. or any of its subsidiaries were to own investment securities with a value exceeding 40% of its total assets it could require the subsidiary and/or Patient Safety Technologies, Inc. to register as an investment company under the 1940 Act. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, building and operating companies in the medical products and healthcare services industries, particularly the patient safety field. Moreover, registration under the 1940 Act would subject us to increased regulatory and compliance costs, and other restrictions on the way we operate. We may also have to take actions, including buying, refraining from buying, selling or refraining from selling securities, when we would otherwise not choose to do so in order to continue to avoid registration under the 1940 Act.

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

We have received shareholder approval to sell equity and/or debt securities up to $10 million in any calendar year to Milton “Todd” Ault, III, Lynne Silverstein, Louis Glazer, M.D., Ph.G., and Melanie Glazer. Mr. Ault is our former Chairman and current Chief Executive Officer, Ms. Silverstein is our President and Secretary, Mr. Glazer is our former Chairman and former Chief Executive Officer and the Chief Health and Science Officer of our subsidiary Patient Safety Consulting Group, LLC, and Mrs. Glazer is the former Manager of our closed subsidiary Ault Glazer Bodnar Capital Properties, LLC and also is Mr. Glazer’s spouse. If we propose to sell more than $10 million of securities in a calendar year to such persons additional shareholder approval would be required. Although we do not currently anticipate selling equity or debt securities to these persons if we do sell any such securities it will result in dilution to your ownership and voting rights and/or possibly result in our incurring substantial debt. Any such equity financing would result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. Any such debt financing may be convertible into common stock which would result in dilution to our stockholders and would have rights that are senior to our common stock. Further, any debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities, which could strain our capital resources.

Should the value of our patents be less than their purchase price, we could incur significant impairment charges.

At June 30, 2006, patents received in the acquisition of Surgicount Medical, Inc., net of accumulated amortization, represented $4,251,000, or 29.5%, of our total assets. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist to determine if the recorded amount of our patents is impaired. This determination requires significant judgment and changes in our estimates and assumptions could materially affect the determination of fair value and/or impairment of patents. We may incur charges for the impairment of our patents in the future if sales of our patient safety products, in particular our Safety-Sponge™ System, fail to achieve our assumed revenue growth rates or assumed operating margin results.

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

Certain of our officers, directors and/or their family members have existing responsibilities and, in the future, may have additional responsibilities, to act and/or provide services as executive officers, directors, owners and/or managers of Ault Glazer Bodnar & Company Investment Management LLC and/or some of the companies in which we invest. We currently share office space with Ault Glazer Bodnar & Company Investment Management LLC. Milton “Todd” Ault III, our Chief Executive Officer, and William B. Horne, our Chief Financial Officer, are principals of Ault Glazer Bodnar & Company Investment Management LLC. Mr. Ault and Mr. Horne devote approximately 85% of their time to our business, based on a 60-hour, 6-day workweek. Accordingly, certain conflicts of interest may arise from time to time with our officers, directors and Ault Glazer Bodnar & Company Investment Management LLC.

Certain conflicts of interest may also arise from time to time with our officers, directors and the companies in which we invest. Of our $235,000 of revenue during the six months ended June 30, 2006, $104,000 was generated from a contract to provide management consulting services to our portfolio company IPEX, Inc. Mr. Ault is currently a director of IPEX, Inc. and he served as interim Chief Executive Officer of IPEX, Inc. from May 26, 2005 until July 13, 2005. From May 28, 2005 until approximately December 14, 2005 Mr. Ault held an irrevocable proxy to vote 67% of the outstanding shares of IPEX, Inc. owned by the former Chief Executive Officer and a founder of IPEX, Inc. Darrell W. Grimsley, Jr., Chief Executive Officer of Automotive Services Group, LLC, a subsidiary which is wholly owned by Automotive Services Group, Inc., served as a director of IPEX, Inc. and a member of its Audit Committee from August 30, 2005 until January 30, 2006. Ms. Campbell served as a director of IPEX, Inc. and Chairman of its Audit Committee from June 23, 2005 until January 30, 2006. Mr. Horne is currently Chief Financial Officer and a director of our portfolio company Digicorp. From September 30, 2005 until December 29, 2005, Mr. Horne also served as Digicorp’s Chief Executive Officer and Chairman of Digicorp’s Board of Directors. One of our directors and Audit Committee Chairman, Alice Campbell, is currently a director of Digicorp. Mr. Ault served as Chief Executive Officer of Digicorp from April 26, 2005 until September 30, 2005 and Chairman of Digicorp’s Board of Directors from July 16, 2005 until September 30, 2005. Ms. Silverstein served as Secretary of Digicorp from April 26, 2005 until December 29, 2005. Mr. Grimsley served as a director of Digicorp from July 16, 2005 until December 29, 2005.

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

Although our present Chairman, Louis Glazer, M.D., Ph.G., has extensive experience in the medical field, he has limited experience managing and operating a public company. In addition, prior to the change in control that occurred in October 2004, other members of our current senior management were primarily engaged in operating a private investment management firm. In this capacity they developed a general understanding of the administrative and regulatory environment in which public companies operate. However, our senior management lacks practical experience operating a public company and relies in many instances on the professional experience and advice of third parties including its consultants, attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

We have experienced turnover in our Chief Executive Officer position in recent months and we are presently searching for a new Chief Executive Officer to replace Milton “Todd” Ault III. If we are not able to retain a new Chief Executive Officer with significant professional experience in the patient safety or medical markets and pubic market experience, we may have difficulty implementing our business strategy.

Milton “Todd” Ault, III resigned as our Chairman and Chief Executive Officer on January 9, 2006. On January 7, 2006, our Board of Directors appointed Louis Glazer, M.D., Ph.G. as Chairman and Chief Executive Officer in anticipation of Mr. Ault’s resignation. During March 2005, Dr. Glazer had indicated his intent to resign as Chairman and Chief Executive Officer at such time that we retain a suitable candidate for the position of Chief Executive Officer. Due to health concerns, Dr. Glazer resigned his position as Chief Executive Officer on July 11, 2006 and Milton “Todd” Ault, III was re-appointed Chief Executive Officer and a Director of the Company. Our future success is dependent on our ability to attract and retain such a candidate. Although we do not believe we have experienced any losses or negative effects from Mr. Ault’s and Dr. Glazer’s resignations and we do not expect any adverse consequences in the future, if we are not able to retain a new Chief Executive Officer with significant professional experience in the patient safety or medical markets and public market experience, we may have difficulty implementing our business strategy.

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

We have invested in illiquid equity securities acquired directly from issuers in private transactions. At June 30, 2006, 20.3% of our assets on a consolidated basis with subsidiaries was comprised of investment securities, the majority of which are illiquid investments. Investments in illiquid, or non-marketable, securities are inherently risky and a number of the companies we invest in are expected to fail. We review all of our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. The indicators we use to identify those events or circumstances include as relevant, the nature and value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a company in which we hold investments is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. Although we only recognized a $50,000 impairment charge for the fiscal year ended December 31, 2005, since a significant amount of our assets are comprised of non-marketable investment securities, any future impairment charges from the write down in value of these securities will most likely have a material adverse affect on our financial condition.

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

The public market for our common stock has historically been very volatile. Over the past two fiscal years and the subsequent interim quarterly periods, the market price for our common stock has ranged from $0.30 to $7.33 (as adjusted to reflect a 3:1 forward stock split effective April 5, 2005). Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Our common stock is currently listed on the American Stock Exchange (“AMEX”). As of August 15, 2006, the average daily trading volume of our common stock over the past three months was approximately 8,100 shares. The last reported sales price for our common stock on August 15, 2006, was $1.98 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

If we fail to meet continued listing standards of AMEX, our common stock may be delisted which would have a material adverse effect on the price of our common stock.

Our common stock is currently traded on the American Stock Exchange (“AMEX”) under the symbol “PST”. In order for our securities to be eligible for continued listing on AMEX, we must remain in compliance with certain listing standards. On June 24, 2004, we received a letter from AMEX inquiring as to our ability to remain listed. Specifically, AMEX indicated that our common stock was subject to delisting under sections 1003(a)(i) and 1003(a)(ii) of AMEX’s Company Guide because our stockholders’ equity was below the level required by AMEX’s continued listing standards. Our stockholders’ equity fell below the required standard due to years of continued losses. On September 15, 2004, AMEX notified us that it had accepted our proposed plan to comply with AMEX’s continued listing standards. Significant events which increased our stockholders’ equity in excess of AMEX’s continued listing standards were the completion of an approximately $4 million equity financing combined with the acquisition of Surgicount Medical, Inc. which was done primarily through the issuance of common stock. AMEX will normally consider suspending dealings in, or removing from the listing of, securities of a company under Section 1003(a)(i) for a company that has stockholders' equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; or under Section 1003(a)(ii) for a company that has stockholders' equity of less than $4,000,000 if such company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years. As of June 30, 2005, our second consecutive quarter in which our stockholders’ equity was in excess of $4,000,000, we believe we have re-gained compliance with AMEX’s continued listing requirements. As of June 30, 2006, our stockholders’ equity was still in excess of that required under Section 1003(a)(ii) of AMEX’s Company Guide. During April 2006 AMEX notified us that we have been removed from AMEX’s continued listing standards deficiency list based on financial results reported in our Form 10-K for the year ended December 31, 2005. If we were to again become noncompliant with AMEX’s continued listing requirements, our common stock may be delisted which would have a material adverse affect on the price and liquidity of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 12, 2006 ASG entered into a secured promissory note with Steven J. Caspi in the principal amount of $1,000,000. As an inducement for entering into the secured promissory note, Mr. Caspi received warrants to purchase 30,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years and have an exercise price equal to $4.50. The issuance of the above warrants to Mr. Caspi was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Caspi represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

On June 6, 2006 the Company entered into a Secured Convertible Note and Warrant Purchase Agreement pursuant to which the Company sold a $1,100,000 principal amount Secured Convertible Promissory Note (the “Morelli Note”) to Alan E. Morelli.. As an inducement for entering into the Secured Convertible Note and Warrant Purchase Agreement, Mr. Morelli received warrants to purchase 401,460 shares of the Company’s common stock. The warrants are exercisable for a period of five years and have an exercise price equal to $3.04. If the Company issues shares of common stock or securities convertible or exercisable into shares of common stock below the then applicable exercise price, the exercise price of the warrants will be reduced accordingly. The exercise price of the warrants also will be adjusted if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes such other actions as would otherwise result in dilution of Mr. Morelli’s position. The issuance of the above warrants to Mr. Morelli was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Morelli represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

Item 3. Defaults Upon Senior Securities.

On January 12, 2006 ASG entered into a secured promissory note with Steven J. Caspi in the principal amount of $1,000,000 (the “Caspi Note”). The Caspi Note was due to be repaid on July 13, 2006. The Company is in the process of amending the Caspi Note to extend the due date.

On June 6, 2006 the Company entered into a Secured Convertible Note and Warrant Purchase Agreement pursuant to which the Company sold a $1,100,000 principal amount Secured Convertible Promissory Note (the “Morelli Note”) to Alan E. Morelli. During June 2006, and subsequent to entering into the Morelli Note, the Company incurred additional indebtedness without the prior written consent of Mr. Morelli. Further, mandatory prepayments from the proceeds of indebtedness were not made; therefore, the Company is currently in an event of default.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
2.3
Unit Purchase Agreement dated March 14, 2006 by and between Automotive Services Group, LLC, Darell W. Grimsley, Ault Glazer Bodnar Merchant Capital, Inc. and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2006)

4.1
Certificate of Designation of Series A Convertible Preferred Stock (Included in Amended and Restated Certificate of Incorporation (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005))

4.2
$1,000,000 principal amount Promissory Note dated August 28, 2001 issued to Winstar Radio Networks, LLC, Winstar Global Media, Inc. or Winstar Radio Productions, LLC (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006)

4.3
$1,000,000 principal amount Promissory Note dated April 7, 2005 issued to Bodnar Capital Management, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2005)

4.4	Form of non-callable Warrant issued to James Colen (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005)
4.5	Form of callable Warrant issued to James Colen (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005)
4.6
Real Estate Note dated July 27, 2005 in the principal amount of $480,000 issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

4.7
Addendum I dated August 10, 2005 to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

4.8
Addendum II to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

4.9
Addendum III to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005)

4.10
Addendum IV to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005)

4.11
Addendum V to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005)

4.12
Addendum VI dated January 10, 2006 to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

4.13
Addendum VII dated February 1, 2006 to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

4.14
Promissory Note in the principal amount of $130,000 issued January 5, 2006 to Glazer Family Partnership LP (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006)

4.15
Secured Promissory Note in the principal amount of $150,000 issued January 11, 2006 to Ault Glazer Bodnar Acquisition Fund (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

4.16
Promissory Note in the principal amount of $1,000,000 issued January 12, 2006 by Automotive Services Group, LLC to Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

4.17
Secured Promissory Note in the principal amount of $85,000 issued January 19, 2006 to Ault Glazer Bodnar Acquisition Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006)

4.18
Secured Promissory Note in the principal amount of $25,000 issued January 26 2006 to Ault Glazer Bodnar Acquisition Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006)

4.19
Secured Promissory Note in the principal amount of $35,000 issued January 27, 2006 to Ault Glazer Bodnar Acquisition Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006)

4.20
Secured Promissory Note in the principal amount of $45,750 issued February 1, 2006 to Ault Glazer Bodnar Acquisition Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

4.21
Secured Promissory Note in the principal amount of $65,000 issued February 2, 2006 to Ault Glazer Bodnar & Company, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

4.22
Promissory Note dated February 8, 2006 issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006)

4.21
Secured Promissory Note in the principal amount of $65,000 issued February 2, 2006 to Ault Glazer Bodnar & Company, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

4.22
Promissory Note dated February 8, 2006 issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006)

4.23
Secured Promissory Note in the principal amount of $12,000 issued February 23, 2006 to Ault Glazer Bodnar Acquisition Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2006)

4.24
Secured Promissory Note in the principal amount of $60,000 issued February 28, 2006 to Ault Glazer Bodnar Acquisition Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2006)

4.25
Secured Promissory Note in the principal amount of $30,000 issued March 6, 2006 to Ault Glazer Bodnar Acquisition Fund LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2006)

4.26
Revolving Line of Credit Agreement dated and effective as of March 7, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2006)

4.27
$1.1 million principal amount Secured Convertible Promissory Note issued by Patient Safety Technologies, Inc. to Alan E. Morelli on June 6, 2006 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

4.28
Warrant to purchase 401,460 shares of common stock issued by Patient Safety Technologies, Inc. to Alan E. Morelli on June 6, 2006 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

4.29
$250,000 principal amount Convertible Promissory Note issued by Patient Safety Technologies, Inc. to Charles J. Kalina III on July 12, 2006 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2006)

4.30
Warrant to purchase 85,000 shares of common stock issued by Patient Safety Technologies, Inc. to Charles J. Kalina III on July 12, 2006 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2006)

10.1
Amended Employment Agreement entered into as of January 30, 2006 between Automotive Services Group, LLC and D.W. Grimsley, Jr. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006)

10.2
Security Agreement by and between Glazer Family Partnership LP and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006)

10.3
Security Agreement by and between Ault Glazer Bodnar Acquisition Fund and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

10.4
Real Estate Mortgage dated January 12, 2006 in favor of Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

10.5
Continuing Guaranty dated January 12, 2006 of Patient Safety Technologies in connection with the $1,000,000 Promissory Note issued January 12, 2006 by Automotive Services Group, LLC to Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

10.6
Security Agreement by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006)

10.7
Security Agreement dated January 26, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006)

10.8
Security Agreement dated January 27, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006)

10.9
Security Agreement dated February 1, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

10.10
Security Agreement dated February 2, 2006 by and between Ault Glazer Bodnar & Company, Inc. and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

10.11
Real Estate Mortgage executed as of February 8, 2006 by Automotive Services Group, LLC in favor of Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006)

10.12
Security Agreement dated February 23, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2006)

10.13
Security Agreement dated February 28, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2006)

10.14
Security Agreement dated March 6, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2006)

10.15
Engagement Letter dated February 10, 2006 between Analog Ventures, LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 19, 2006)

10.16
Secured Convertible Note and Warrant Purchase Agreement dated June 6, 2006 by and between Patient Safety Technologies, Inc. and Alan E. Morelli (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.17
Letter agreement dated May 31, 2006 between Bodnar Capital Management, LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.18
Registration Rights Agreement dated June 6, 2006 by and between Patient Safety Technologies, Inc. and Alan E. Morelli (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.19
Pledge Agreement dated June 6, 2006 by and between Patient Safety Technologies, Inc. and Alan E. Morelli (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.20
Subordination Agreement dated June 6, 2006 by and between Alan E. Morelli and Herbert Langsam Revocable Trust and consented to by Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.21
Subordination Agreement dated June 6, 2006 by and between Alan E. Morelli and Ault Glazer Bodnar Acquisition Fund, LLC and consented to by Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.22
Mortgage with Security Agreement, Absolute Assignment of Rents and Leases, Fixture Filing and Financing Statement dated June 1, 2006 by Patient Safety Technologies, Inc. in favor of Alan E. Morelli (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.23
Tennessee Deed of Trust with Security Agreement, Assignment of Rents and Leases and Fixture Filing dated June 1, 2006 by and among Patient Safety Technologies, Inc., Robert C. Liddon and Thomas F. Baker, IV as trustees, and Alan E. Morelli (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: August 21, 2006	By:	/s/ Milton “Todd” Ault III
Milton “Todd” Ault III
Chief Executive Officer

Date: August 21, 2006	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer