Form 10-Q
period 2006-09-30
Patient Safety Technologies, Inc
filed 2006-12-19
CIK 812301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO

                             COMMISSION FILE NUMBER

                        PATIENT SAFETY TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           13-3419202
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NUMBER)

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


     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|    Accelerated filer |_|   Non-accelerated filer |X|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes |_| No |X|.

     There were 6,636,889 shares of the registrant's common stock outstanding as of December 15, 2006.

                        PATIENT SAFETY TECHNOLOGIES, INC.

                        FORM 10-Q FOR THE FISCAL QUARTER
                            ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements..........................................   1
Item 2.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................  23
Item 3.       Quantitative and Qualitative Disclosures About Market Risk....  36
Item 4.       Controls and Procedures.......................................  37

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................  37
Item 1A.      Risk Factors..................................................  37
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...  50
Item 3.       Defaults Upon Senior Securities...............................  51
Item 4.       Submission of Matters to a Vote of Security Holders...........  51
Item 5.       Other Information.............................................  51
Item 6.       Exhibits......................................................  51

SIGNATURES..................................................................  53

                          "SAFE HARBOR" STATEMENT UNDER
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public. Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations in Part I of this report under the heading "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." Statements that are not historical facts are forward-looking statements. These forward-looking statements are made pursuant to the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward-looking statements by our use of forward-looking words like "may," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms and other similar expressions.

         Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual results and stockholder values could be very different from and worse than those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those contained in
Part II of this report under "Item 1A. Risk Factors." All written and oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

         Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. Although we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to do so, even if our plans and expectations change.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
================================================================================


CONSOLIDATED BALANCE SHEETS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                                      2006              2005
                                                                                                  ------------       ------------
ASSETS

CURRENT ASSETS

Cash                                                                                              $     26,322       $     79,373
Receivables from investments                                                                                --            934,031
Notes receivable                                                                                        32,603                 --
Marketable securities                                                                                       --            923,800
Inventories                                                                                             67,210             77,481
Prepaid expenses                                                                                       189,549            112,734
Other current assets                                                                                   152,124            118,394
                                                                                                  ------------       ------------

TOTAL CURRENT ASSETS                                                                                   467,808          2,245,813

Restricted certificate of deposit                                                                       87,500             87,500
Property and equipment, net                                                                          3,568,822          1,348,275
Goodwill                                                                                             1,687,527          2,301,555
Patents, net                                                                                         4,170,085          4,413,791
Long-term investments                                                                                1,672,693          5,636,931
                                                                                                  ------------       ------------
TOTAL ASSETS                                                                                      $ 11,654,435       $ 16,033,865
                                                                                                  ============       ============

---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable, current portion                                                                    $  4,287,761       $  1,796,554
Accounts payable                                                                                     1,319,648            785,507
Accrued liabilities                                                                                    814,338            569,116
Due to broker                                                                                               --            801,863
                                                                                                  ------------       ------------

TOTAL CURRENT LIABILITIES                                                                            6,421,747          3,953,040
                                                                                                  ------------       ------------

LONG-TERM LIABILITIES

Notes payable, less current portion                                                                  1,495,000          1,116,838
Deferred tax liabilities                                                                             1,502,311          1,590,045
                                                                                                  ------------       ------------

TOTAL LONG-TERM LIABILITIES                                                                          2,997,311          2,706,883
                                                                                                  ------------       ------------

MINORITY INTEREST                                                                                           --            252,992

CONTINGENCIES

STOCKHOLDERS' EQUITY

Convertible  preferred  stock, $1 par value, cumulative 7% dividend:
    1,000,000 shares  authorized;  10,950 issued and outstanding at
    September 30, 2006 and December 31, 2005 (Liquidation preference
    $1,171,650)                                                                                         10,950             10,950
Common stock, $0.33 par value: 25,000,000 shares authorized;
    7,479,026 shares issued and 6,561,195 shares outstanding as of
    September 30, 2006;  6,995,276 shares issued and 5,672,445 shares
    outstanding at December 31, 2005                                                                 2,468,079          2,308,441
Additional paid-in capital                                                                          29,399,670         22,600,165
Accumulated other comprehensive (loss) income                                                          (33,753)         2,374,858
Accumulated deficit                                                                                (27,951,692)       (15,784,108)
                                                                                                  ------------       ------------

                                                                                                     3,893,254         11,510,306
Less: 917,831 and 1,322,831 shares of treasury stock,
    at cost, at September 30, 2006 and December 31, 2005, respectively                              (1,657,877)        (2,389,356)
                                                                                                  ------------       ------------

TOTAL STOCKHOLDERS' EQUITY                                                                           2,235,377          9,120,950
                                                                                                  ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        $ 11,654,435       $ 16,033,865
                                                                                                  ============       ============

--------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated interim financial statements.

               PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
================================================================================

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

--------------------------------------------------------------------------------

                                                                        FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                                         ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,

                                                                          2006           2005           2006            2005
REVENUES                                                          $     122,249     $     29,693    $    357,740    $    616,320
                                                                  -------------     ------------    ------------    ------------

OPERATING EXPENSES

    Cost of sales                                                       101,478               --         101,478              --
    Salaries and employee benefits                                      632,269        1,105,152       3,685,922       3,215,248
    Professional fees                                                   450,429          497,984       1,578,450       1,952,929
    Rent                                                                 27,023           35,367          91,085          59,845
    Insurance                                                            62,670           27,594         146,345          71,172
    Taxes other than income taxes                                        25,909           34,385          89,246          80,367
    Amortization of patents                                              81,235           81,235         243,706         189,549
    Goodwill impairment                                                 614,028               --         971,036              --
    General and administrative                                          321,114          346,715         945,135         807,744
                                                                  -------------     ------------    ------------    ------------

    TOTAL OPERATING EXPENSES                                          2,316,155        2,128,432       7,852,403       6,376,854
                                                                  -------------     ------------    ------------    ------------

    OPERATING LOSS                                                   (2,193,906)      (2,098,739)     (7,494,663)     (5,760,534)

OTHER INCOME (EXPENSES)
   Interest, dividend income and other                                    1,141            1,234           2,250          41,321
   Equity in loss of investee                                                --          (59,796)             --         (76,816)
   Realized gain (loss) on investments, net                          (1,387,328)         149,204      (1,437,481)        252,848
   Interest expense                                                  (2,040,302)         (23,899)     (3,284,838)        (85,460)
   Unrealized gain (loss) on marketable securities, net                 (27,682)        (123,318)         16,901         (80,115)
                                                                  -------------     ------------    ------------    ------------
   LOSS BEFORE DEFERRED INCOME TAX BENEFIT                           (5,648,077)      (2,155,314)    (12,197,831)     (5,708,756)
   INCOME TAX BENEFIT                                                    29,245               --          87,734              --
                                                                  -------------     ------------    ------------    ------------
   NET LOSS                                                          (5,618,832)      (2,155,314)    (12,110,097)     (5,708,756)

   PREFERRED DIVIDENDS                                                  (19,162)         (19,162)        (57,487)        (56,538)
                                                                  -------------     ------------    ------------    ------------
   LOSS AVAILABLE TO COMMON SHAREHOLDERS                          $  (5,637,994)    $ (2,174,476)   $(12,167,584)   $ (5,765,294)
                                                                  =============     ============    ============    ============
   BASIC AND DILUTED NET LOSS PER COMMON SHARE                    $       (0.87)    $      (0.39)   $      (1.94)   $      (1.09)


   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         6,499,929        5,515,360       6,258,461       5,287,831
   COMPREHENSIVE LOSS:
     NET LOSS                                                     $  (5,618,832)    $ (2,155,314)   $(12,110,097)   $ (5,708,756)
     OTHER COMPREHENSIVE GAIN (LOSS), UNREALIZED GAIN (LOSS)
       ON AVAILABLE-FOR-SALE INVESTMENTS                               (176,168)        (680,625)     (2,408,611)        478,125
                                                                  -------------     ------------    ------------    ------------

          TOTAL COMPREHENSIVE LOSS                                $  (5,795,000)    $ (2,835,939)   $(14,518,708)   $ (5,230,631)
                                                                  =============     ============    ============    ============

--------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated interim financial statements.

               PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                         2006                   2005
Cash flows from operating activities:
  Net loss                                                                          $  (12,110,097)       $   (5,708,756)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                            68,807                13,207
    Amortization of patents                                                                243,706               189,549
    Non-cash interest                                                                    2,879,603                    --
    Goodwill impairment                                                                    971,036                    --
    Realized (gain) loss on investments, net                                             1,437,481              (252,848)
    Unrealized gain on marketable securities                                               (16,901)               80,115
    Stock-based compensation to employees and directors                                  2,399,269             2,518,047
    Stock-based compensation to consultants                                                604,445             1,191,232
    Stock received for services                                                                 --               (10,000)
    Loss on investee                                                                            --                76,816
    Deferred income tax benefit                                                            (87,734)                   --
    Changes in operating assets and liabilities:
      Restricted cash                                                                           --              (237,731)
      Receivables from investments                                                         901,428              (937,500)
      Marketable securities, net                                                           809,260             1,576,299
      Inventories                                                                           10,271                    --
      Prepaid expenses                                                                     (26,815)                   --
      Other current assets                                                                 (33,730)              (72,174)
      Accounts payable and accrued liabilities                                             721,876               567,143
      Due to broker                                                                       (801,863)              413,724
                                                                                    --------------        --------------

          Net cash used in operating activities                                         (2,029,958)             (592,877)
                                                                                    --------------        --------------

Cash flows from investing activities:

  Purchase of property and equipment                                                    (2,289,355)             (124,827)
  Purchase of Surgicount                                                                        --              (432,398)
  Proceeds from sale of long-term investments                                              249,585               376,720
  Purchases of long-term investments                                                            --              (903,173)
                                                                                    --------------        --------------

          Net cash used in investing activities                                         (2,039,770)           (1,083,678)
                                                                                    --------------        --------------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants                                      250,000               100,000
  Proceeds from exercise of stock options                                                       --                26,250
  Purchases of treasury stock                                                                   --               (36,931)
  Payments of preferred dividends                                                               --               (19,162)
  Proceeds from notes payable                                                            6,939,119             1,000,000
  Payments and decrease in notes payable                                                (3,172,442)              (77,026)
                                                                                    --------------        --------------

          Net cash provided by financing activities                                      4,016,677               993,131
                                                                                    --------------        --------------

Net decrease in cash                                                                       (53,051)             (683,424)

Cash at beginning of period                                                                 79,373               846,404
                                                                                    --------------        --------------

Cash at end of period                                                               $       26,322        $      162,980
                                                                                    ==============        ==============

--------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated interim financial statements.

               PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
================================================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

--------------------------------------------------------------------------------

                                                                                                FOR THE NINE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                   2006           2005
  Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                                                 $  216,779      $   33,904

  Supplemental schedule of non cash investing and financing activities:
      Dividends accrued                                                                        $   57,487      $   56,538
      Issuance of common stock and warrants in connection with Surgicount acquisition          $       --      $4,232,178
      Issuance of common stock in connection with asset purchase agreement                     $       --      $   66,895
      Issuance of common stock in connection with land acquisition                             $       --      $   85,619
      Issuance of common stock in connection with purchase of marketable securities            $       --      $  101,640
      Issuance of common stock in connection with prepaid asset                                $   50,000      $       --

      Purchase of the remaining 50% interest in ASG, through issuance of common stock, resulting in the following asset acquired and liabilities assumed:

                                                                                                    ASG
    Goodwill                                                                                   $  357,008      $       --
    Common stock issued                                                                        $ (610,000)     $       --
    Minority interest                                                                          $  252,992      $       --

--------------------------------------------------------------------------------

        The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED
SEPTEMBER 30, 2006


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

The Company, including its wholly-owned operating subsidiaries, is engaged in the acquisition of controlling interests in companies and research and development of products and services focused primarily in the health care and medical products field, particularly the patient safety markets. Surgicount Medical, Inc. ("SURGICOUNT"), a provider of patient safety devices and Patient Safety Consulting Group, LLC, a healthcare consulting services company, focus on the Company's primary target industries, the health care and medical products field. Automotive Services Group, Inc. ("AUTOMOTIVE SERVICES GROUP") holds the Company's investment in Automotive Services Group, LLC ("ASG"), its wholly-owned subsidiary. Additionally, the Company holds various other unrelated investments which it is in the process of liquidating. These unrelated investments are included in a separate segment, financial services and real estate. As discussed in Note 3, the Company purchased the remaining equity interest in ASG in March 2006.

GOING CONCERN

The accompanying unaudited consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2006, the Company has an accumulated deficit of approximately $28 million and a working capital deficit of approximately $6 million. For the nine months ended September 30, 2006, the Company incurred a loss of approximately $12.2 million. Further, as of September 30, 2006, the Company has only generated minimal revenues from its medical products and healthcare solutions segments. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During the nine months ended September 30, 2006, the Company has relied on liquidating investments and primarily short-term debt financings to fund its operations. As a result of the short-term debt financings the Company has incurred a significant amount of non-cash interest expense related to debt discount and beneficial conversion features associated with the borrowings. In order to ensure the continued viability of the Company, equity financing must be obtained in order to repay the existing short-term debt and to provide a sufficient source of operating capital. The Company has not yet secured any significant levels of equity financing during 2006, and although management is currently seeking equity financing and believes that it will be successful, no assurances can be made that it will be successful obtaining a sufficient amount of equity financing to continue to fund its operations until the fruition of adequate cash flow from its medical products segment. The unaudited consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION AND USE OF ESTIMATES

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates that require management's most difficult and subjective judgments are the valuation of the non-marketable equity securities. The actual results may differ from management's estimates.

The consolidated interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Results of the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. All intercompany transactions have been eliminated in consolidation.

REVENUE RECOGNITION

The Company complies with SEC Staff Accounting Bulletin (SAB) 101, Revenue Recognition, amended by SAB 104. Consulting service contract revenue is recognized when the service is performed. Consequently, the recognition of such consulting service contract revenue is deferred until each phase of the contract is complete. This method is predominately used by the Financial Services and Real Estate segment. Service activities may include the following: financial advice on mergers, acquisitions, restructurings and similar corporate finance matters. Revenues generated by the Company's automated car wash subsidiary, Automotive Services Group are recognized at the time of service. Revenues from sales of the Safety-Sponge(TM) System are recorded upon shipment.

GOODWILL AND INTANGIBLE ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, GOODWILL AND INTANGIBLE ASSETS , goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. As discussed in Note 5, the Company believed there were indicators of impairment present for its car wash services segment and after performing the tests described above, recorded impairment charges during each of the quarters ended June 30, 2006 and September 30, 2006.

LONG-LIVED ASSETS

The Company evaluates long-lived assets for impairment in accordance with SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which requires impairment evaluation on long-lived assets used in operations when indicators of impairment are present. Reviews are performed to determine

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


whether the carrying value of assets is impaired, based on a comparison to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows and a discount rate based upon the Company's weighted average cost of capital adjusted for risks associated with the related operations. Impairment is based on the excess of the carrying amount over the fair value of those assets.

STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123(R), "SHARE-BASED PAYMENT," as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R). During the three and nine months ended September 30, 2006, the Company had stock-based compensation expense, related to issuances to the Company's employee and directors, included in reported net loss, of $274,000 and $2,399,000, respectively. The total amount of stock-based compensation for the nine months ended September 30, 2006, of $2,399,000, included restricted stock grants valued at $1,102,000 and stock options valued at $1,297,000. During the three and nine months ended September 30, 2005, the Company had stock-based compensation expense, from issuances to the Company's employee and directors, included in reported net loss, of $751,000 and $2,158,000, respectively. The total amount of stock based compensation for the nine months ended September 30, 2005, of $2,518,000, included restricted stock grants valued at $1,287,000 and stock options valued at $1,231,000.

During the three and nine months ended September 30, 2006, the Company had stock-based compensation expense, from issuances of restricted stock and warrants to consultants of the Company, included in reported net loss, of $56,000 and $604,000, respectively. Additionally, during the nine months ended September 30, 2006, the Company issued restricted stock valued at $50,000 for prepaid legal expenses. During the three and nine months ended September 30, 2005, the Company had stock-based compensation expense, from issuances of restricted stock and warrants to consultants of the Company, included in reported net loss, of $493,000 and $1,191,000, respectively.

A summary of stock option activity for the nine months ended September 30, 2006 is presented below:

                                                                             OUTSTANDING OPTIONS
                                                         ------------------------------------------------------------
                                                                                                        WEIGHTED
                                                                                   WEIGHTED             AVERAGE
                                        SHARES                                      AVERAGE             REMAINING
                                       AVAILABLE                                   EXERCISE         CONTRACTUAL LIFE
                                       FOR GRANT         NUMBER OF SHARES            PRICE               (YEARS)
                                     --------------      -----------------       --------------     -----------------
DECEMBER 31, 2005                          1,074,204              1,044,000      $      5.02              9.39
     Restricted Stock Awards                (321,928)
     Grants                                 (785,000)               785,000      $      3.80              9.46
     Cancellations                           105,000               (105,000)     $      4.38              9.19
                                      --------------      -----------------

SEPTEMBER 30, 2006                            72,276              1,724,000      $      4.50              8.98

Options exercisable at:
  December 31, 2005                                                 220,125      $      5.27              9.25
  September 30, 2006                                                843,875      $      4.90              8.78

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


All options that the Company granted in 2006 and 2005 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

                                                            NINE MONTHS ENDED SEPTEMBER 30,
                                                           2006                   2005
                                                      ----------------     ------------------
   Weighted average risk free interest rate                    3.75%               3.75%
   Weighted average life (in years)                             3.0                 3.0
   Volatility                                               87 - 89%                 83%
   Expected dividend yield                                        0%                  0%
   Weighted average grant-date fair value per
   share of options granted                              $     3.78           $    5.03

EARNINGS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, "EARNINGS PER SHARE," which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations. Basic loss per common share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants and the conversion of convertible preferred stock and convertible debt are anti-dilutive in all periods presented shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation Number 48 ("FIN 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Effective for the Company beginning January 1, 2007, FIN 48 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, FAIR VALUE MEASUREMENTS ("SFAS NO. 157"). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently evaluating whether SFAS No. 157 will result in a change to its fair value measurements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


In September 2006, the FASB issued SFAS No. 158, EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS--AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132R ("SFAS NO. 158"). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan's funded status to be the same as the company's fiscal year-end. Effective for the Company beginning January 1, 2007, FIN 48 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

3.  ACQUISITION

AUTOMOTIVE SERVICES GROUP, LLC

In July 2005, the Company purchased 50% of the outstanding equity interests of Automotive Services Group, LLC ("ASG"), an Alabama limited liability company, from an unrelated party for $300,000. ASG was formed to develop and operate automated car wash sites under the trade name "Bubba's Express Wash". ASG's first site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006. From the Company's initial purchase through November 2005, the Company accounted for its 50% investment in ASG under the equity method of accounting. However, as a result of negotiations which commenced during the 4th quarter of 2005, and ultimately resulted in the Company's acquisition of the remaining 50% equity interest of ASG on March 15, 2006, the Company determined that it became the primary beneficiary of ASG, a Variable Interest Entity as determined by Financial Accounting Standards Board ("FASB") Interpretation No. 46R, "CONSOLIDATION OF VARIABLE INTEREST ENTITIES" ("FIN 46R"). Accordingly, the Company has consolidated the accounts of ASG since the 4th quarter of 2005.

On March 15, 2006, the Company entered into a Unit Purchase Agreement (the "AGREEMENT") for Automotive Services Group to purchase the remaining 50% equity interest (the "MEMBERSHIP INTEREST") in ASG. After completing the transaction, Automotive Services Group now owns 100% of the outstanding equity interests in ASG. As consideration for the Membership Interest, the Company issued 200,000 shares of the Company's common stock valued at $610,000, based on the closing stock price at March 15, 2006.

The Company has not provided pro forma data summarizing the results of operations for the periods indicated as if the ASG acquisition had been completed as of the beginning of each period presented since the effects were considered immaterial to actual operating results.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


Upon initial measurement, components of the purchase price were as follows:

         Land                                    $        480,211
         Furniture and equipment                              972
         Notes payable                                   (495,211)
                                                 ----------------
   Net liabilities assumed                                (14,028)
   Goodwill                                               614,028
   Minority interest                                     (300,000)
                                                 ----------------
   Purchase price                                $        300,000
                                                 ================

In March 2006, upon the purchase of the remaining 50% interest, components of the purchase price were as follows:

   Goodwill                                      $        357,008
   Minority interest                                      252,992
                                                 ----------------
   Purchase price                                $        610,000
                                                 ================

As discussed in Note 5, all goodwill previously recorded in connection with the acquisition of ASG was written off during the quarters ended June 30, 2006 and September 30, 2006.

4. OTHER CURRENT ASSETS

At September 30, 2006 and December 31, 2005, the Company had an amount due from related parties of $97,000 and $85,000, respectively, recorded in the consolidated balance sheets in other current assets. This amount relates to an allocation of expenses from the Company to the related parties. The remaining amount at September 30, 2006 and December 31, 2005, of $55,000 and $33,000, respectively, consists primarily of amounts due the Company for reimbursable expenses and to a lesser extent security deposits.

5. GOODWILL

The Company's goodwill relates to the Medical Products reporting segment. During the quarters ended June 30, 2006 and September 30, 2006, the Company recognized a goodwill impairment charge of $357,000 and $614,000, respectively. As discussed in Note 1, the Company has an accumulated deficit of approximately $28 million and a working capital deficit of approximately $6 million. These financial constraints have prevented the Company from continuing the planned build-out of the additional car wash facilities. In response to these financial constraints, coupled with the Company's emphasis on the patient safety markets, the Company has evaluated alternative methods to divest the car wash services segment. Recognizing that revenues and cash flows would be lower than expected from the car wash services segment, the Company determined that a triggering event had occurred and conducted an interim goodwill impairment analysis in the quarters ended June 30, 2006 and September 30, 2006 which resulted in the recording of total goodwill impairment charges of $971,036 in the car wash services operating segment. This impairment related to goodwill that resulted from the Company's acquisition of ASG.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


The change in goodwill for the nine months ended September 30, 2006, is as follows:

                                                              GOODWILL
                                                           ----------------
Balance as of December 31, 2005                            $     2,301,555
Goodwill for purchase of ASG                                       357,008
Impairment of ASG Goodwill                                        (971,036)
                                                           ----------------
Balance as of September 30, 2006                           $     1,687,527
                                                           ================

6. LONG-TERM INVESTMENTS

Long-term investments at September 30, 2006 and December 31, 2005 are comprised of the following:

                                           SEPTEMBER 30,         DECEMBER 31,
                                               2006                 2005
                                         ----------------     ----------------
   Alacra Corporation                    $      1,000,000     $     1,000,000
   Digicorp                                       242,130           3,025,398
   IPEX, Inc.                                          --           1,130,500
   Investments in Real Estate                     430,563             481,033
                                         ----------------     ----------------
                                         $      1,672,693     $     5,636,931
                                         ================     ================

ALACRA CORPORATION

At September 30, 2006, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation ("ALACRA"), valued at $1,000,000, and classified as an available-for-sale investment. The Company has the right to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends on December 31, 2006. Alacra, based in New York, is a global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present mission-critical business information. Alacra's customers include more than 750 financial institutions, management consulting, law and accounting firms and other corporations throughout the world.

DIGICORP

At September 30, 2006, the Company held 2,421,292 shares, or approximately 6.5%, of the common stock of Digicorp. Prior to December 31, 2005, the Company accounted for its investment in Digicorp under the equity method of accounting and the Company's proportionate share of income or losses from this investment was recorded in equity in income (loss) of investee. However, on December 29, 2005, Digicorp completed the purchase of all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc. ("REBEL CREW"), a California corporation. Digicorp issued approximately 21 million shares of its common stock to the shareholders of Rebel Crew which decreased the Company's ownership interest from approximately 20% at September 30, 2005, to approximately 7.5% at December 29, 2005, and accordingly, the Company began accounting for the investment under the cost method. As of September 30, 2006, the 2,421,292 shares of common stock are valued at $242,130. Digicorp's common stock is traded on the OTC Bulletin Board, which reported a closing price, at September 30, 2006, of $0.32 per share. The Company has valued its holdings in Digicorp at an approximate 69% discount to the $0.32 closing price, or $0.10 per share, due to the limited average number of shares traded on the OTC

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


Bulletin Board. Based on the volatility of the Digicorp share price, increases and decreases in the carrying value of this investment are considered temporary, and as such are reported as unrealized gains or losses and included in other comprehensive income (loss).

IPEX, INC.

At September 30, 2006, we held 950,000 shares of common stock and warrants to purchase 787,500 shares of common stock at $1.00 per share of IPEX, Inc. ("IPEX"), valued at $9,500. On December 15, 2006, Sothi Thillairajah, IPEX's Chief Executive Officer, Principal Financial and Accounting Officer, and director, resigned citing that IPEX no longer had any operations, and was no longer conducting business as the reason for his resignation. As IPEX is no longer conducting business operations, the carrying value of this investment has been written down to zero, as of September 30, 2006, and a related loss of $1,458,000 has been recognized.

INVESTMENTS IN REAL ESTATE

At September 30, 2006, the Company had several real estate investments, recorded at their cost of $430,563. These investments are included in long-term investments. The Company holds its real estate investments in AGB Properties. AGB Properties real estate holdings consist of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee.

7. NOTES PAYABLE

Notes payable at September 30, 2006 and December 31, 2005 are comprised of the following:

                                                                         SEPTEMBER 30,         DECEMBER 31,
                                                                             2006                  2005
                                                                      ----------------       ----------------
    Note payable to Winstar (a)                                       $         634,862      $        796,554
    Note payable to Bodnar Capital Management, LLC (b)                               --             1,000,000
    Notes payable to Ault Glazer Bodnar Acq. Fund, LLC (c)                    2,450,935             1,116,838
    Note payable to Steven J. Caspi (d)                                       1,000,000                    --
    Note payable to Steven J. Caspi (e)                                       1,495,281                    --
    Note payable to Herb Langsam (f)                                            500,000                    --
    Note payable to Charles Kalina III (g)                                      250,000                    --
    Other notes payable                                                         356,758                    --
                                                                      -----------------      ---------------
       Total notes payable                                                    6,687,836                    --
    Less: debt discount on beneficial conversion feature                       (905,075)                   --
                                                                      -----------------      ----------------
                                                                      $       5,782,761      $      2,913,392
                                                                      =================      ================

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


Aggregate future required principal payments on these notes during the twelve month period subsequent to September 30, 2006 are as follows:

                    2006                   $    5,192,836
                    2007                               --
                    2008                               --
                    2009                               --
                    2010                        1,495,000
                                           --------------
                                           $    6,687,836
                                           ==============

(a) On August 28, 2001, the Company made an investment in Excelsior Radio Networks, Inc. ("EXCELSIOR") which was completely liquidated during 2005. As part of the purchase price paid by the Company for its investment in Excelsior, the Company issued a $1,000,000 note to Winstar. This note was due February 28, 2002 with interest at 3.54% per annum but in accordance with the agreement has a right of offset against certain representations and warranties made by Winstar. The only offsets applied against the principal balance of the note reflected in the accompanying consolidated interim financial statements relate to legal fees of $215,000 attributed to our defense of the lawsuits filed against us. The Company has consistently asserted that the due date of the note is extended until the lawsuit discussed in Note 12 is settled. However, on February 3, 2006, Winstar Global Media, Inc. ("WGM") filed a lawsuit against the Company in an attempt to collect upon the $1,000,000 note between the Company and Winstar. On September 5, 2006, subject to the approval of The United States Bankruptcy Court for the District of Delaware, the Company reached a settlement agreement with WGM whereas the Company agreed to pay Winstar $750,000, pursuant to an agreed upon payment schedule, on or before July 2, 2007. However, in the event that either the prescribed payment schedule is not met or the $750,000 is not paid on or before July 2, 2007 a default judgment in the amount of $1,200,000, less any amounts paid, shall be entered against the Company. Pursuant to the settlement agreement, the Company made an initial payment of $150,000 during September 2006. Once payment of the remaining $600,000 can be assured, the Company will record a gain on the elimination of principal and interest in excess of the remaining $600,000 liability.

(b) On April 7, 2005, the Company issued a $1,000,000 principal amount promissory note (the "BODNAR NOTE") to Bodnar Capital Management, LLC, in consideration for a loan from Bodnar Capital Management, LLC to the Company in the amount of $1,000,000. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is a principal stockholder of the Company. The principal amount of the Bodnar Note and interest at the rate of 6% per annum was payable on May 31, 2006. The obligations under the Note were collateralized by all real property owned by the Company. During the nine months ended September 30, 2006 and 2005, the Company incurred interest expense of $25,000 and $29,000, respectively. During the quarter ended June 30, 2006, the Company repaid the outstanding principal balance and accrued interest totaling $68,000.

(c) From January 11, 2006 through June 30, 2006, AGB Acquisition Fund, a related party, loaned the Company a total of $443,000, all of which was repaid. As consideration for the loans, the Company issued AGB Acquisition Fund secured promissory notes with an interest rate of 7% per annum (the "AGB ACQUISITION FUND NOTES"), and entered into a security agreement granting AGB Acquisition Fund a security interest in the Company's personal property and fixtures, inventory, products and

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


     proceeds as security for the Company's obligations under the AGB Acquisition Fund Notes. During the six months ended June 30, 2006, the Company incurred and paid interest expense of $2,000 on the AGB Acquisition Fund Notes.

     On February 8, 2006, AGB Acquisition Fund loaned $687,000 to ASG and at September 30, 2006 the entire amount was outstanding. As consideration for the loan, ASG issued AGB Acquisition Fund a secured promissory note in the principal amount of $687,000 (the "ASG NOTE") and granted a real estate mortgage in favor of AGB Acquisition Fund relating to certain real property located in Jefferson County, Alabama (the "ASG PROPERTY"). The ASG Note, as amended, bears interest at the rate of 10% per annum and is due on September 15, 2006. AGB Acquisition Fund received warrants to purchase 20,608 shares of the Company's common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $44,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. The entire amount of the debt discount was amortized as interest expense. As security for the performance of ASG's obligations pursuant to the ASG Note, ASG granted AGB Acquisition Fund a security interest in all personal property and fixtures located at the ASG Property. During the nine months ended September 30, 2006, the Company had incurred interest expense, excluding amortization of debt discount, of $44,000 on the ASG Note, all of which is accrued at September 30, 2006.

     As of September 30, 2006 and December 31, 2005, AGB Acquisition Fund loaned of $1,495,000 and $1,117,000, respectively, to ASG in addition to the ASG Note. The loans were advanced to ASG pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "REAL ESTATE NOTE"). The Real Estate Note bears interest at the rate of 3% above the Prime Rate as published in the Wall Street Journal (8.25% at September 30, 2006). All unpaid principal, interest and charges under the Real Estate Note are due in full on July 31, 2010. The Real Estate Note is collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and AGB Acquisition Fund. During the nine months ended September 30, 2006 and 2005, the Company had incurred interest expense of $118,000 and nil, respectively, on the Real Estate Note, all of which is accrued at September 30, 2006.

     From March 7, 2006 through September 30, 2006, AGB Acquisition Fund loaned the Company a total of $379,000, of which $110,000 was repaid. The outstanding balance at September 30, 2006 is $269,000. The loans were advanced to the Company pursuant to a Revolving Line of Credit Agreement (the "REVOLVING LINE OF CREDIT") entered into with AGB Acquisition Fund on March 7, 2006. The Revolving Line of Credit allows the Company to request advances of up to $500,000 from AGB Acquisition Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six month periods upon mutual agreement of the parties. Each advance under the Revolving Line of Credit will be evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit must be repaid with interest at the Prime Rate plus 1% within 60 days from issuance and will be convertible into shares of the Company's common stock at the option of AGB Acquisition Fund at a price of $3.10 per share. The obligations of the Company pursuant to such secured promissory notes are secured by the Company's assets, personal property and fixtures, inventory, products and proceeds therefrom. During the nine months ended September 30, 2006, the Company had incurred interest expense of $8,000 on the Revolving Line of Credit, of which $7,000 is accrued at September 30, 2006.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


(d) On January 12, 2006, Steven J. Caspi ("CASPI") loaned $1,000,000 to ASG. As consideration for the loan, ASG issued Caspi a promissory note in the principal amount of $1,000,000 (the "CASPI NOTE") and granted Caspi a mortgage on certain real estate owned by ASG and a security interest on all personal property and fixtures located on such real estate as security for the obligations under the Caspi Note. In addition, the Company entered into an agreement guaranteeing ASG's obligations pursuant to the Caspi Note and Caspi received warrants to purchase 30,000 shares of the Company's common stock at an exercise price of $4.50 per share. The Company recorded debt discount in the amount of $92,000 based on the estimated fair value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. The entire amount of the debt discount was amortized as interest expense. The Caspi Note accrues interest at the rate of 10% per annum, which together with principal, was due to be repaid on July 13, 2006. The Company is in the process of amending the Caspi Note to extend the due date. During the nine months ended September 30, 2006, the Company had incurred interest expense of $87,000 on the Caspi Note, of which $32,000 is accrued at September 30, 2006.

(e) From September 8, 2006 through September 19, 2006, Caspi loaned the Company a total of $1,495,000, all of which is outstanding at September 30, 2006. As consideration for the loan, the Company issued Caspi a Convertible Promissory Note in the principal amount of $1,495,000 (the "SECOND CASPI NOTE"). The Second Caspi Note bears interest at the rate of 12% per annum and is due upon the earlier of March 8, 2007 or, at the discretion of Caspi, September 8, 2007. As security for the performance of the Company's obligations pursuant to the Second Caspi Note, the Company granted Caspi a security interest in certain real property. Caspi received warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. During the nine months ended September 30, 2006, the Company had incurred interest expense, excluding amortization of debt discount, of $11,000 on the Second Caspi Note, all of which is accrued at September 30, 2006

     As the effective conversion price of the Second Caspi Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $769,000 based on the intrinsic value of the beneficial conversion feature of the note. Since the Second Caspi Note was convertible at the time of issuance, the debt discount as a result of the beneficial conversion feature was amortized as non-cash interest expense.

     The warrant issued to Caspi in conjunction with the Second Caspi Note will expire after September 8, 2011. The Company recorded debt discount in the amount of $231,000 based on the estimated fair value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method. Through September 30, 2006, interest expense of $95,000 has been recorded from the debt discount amortization.

     (f) On May 1, 2006, Herbert Langsam, a Class II Director of the Company, loaned the Company $500,000. The loan is documented by a $500,000 Secured Promissory Note (the "LANGSAM NOTE") payable to the Herbert Langsam Irrevocable Trust. The Langsam Note accrues interest at the rate of 12% per annum and has a maturity date of November 1, 2006. This note was not repaid by the scheduled maturity and to date has not been extended. Accordingly, the note is currently in default. In the event of breach or default on any provision of the Langsam Note, the interest rate will increase to 16% per annum. Pursuant to the terms of a Security Agreement dated May 1, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company's assets as collateral for the satisfaction and performance of the Company's obligations pursuant to the Langsam Note.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


(g) On July 12, 2006 the Company, executed a Convertible Promissory Note in the principal amount of $250,000 (the "KALINA Note") and a warrant for the purchase of 85,000 Shares of the Company's Common Stock (the "KALINA WARRANT") in favor of Charles J. Kalina, III, an existing shareholder of the Company. The Kalina Note accrues interest at the rate of 12% per annum throughout the term of the loan. The principal amount of the Kalina Note and any accrued but unpaid interest is due to be paid upon the earlier of October 10, 2006, or the occurrence of an event of default. Principal and interest on the Kalina Note is convertible into shares of the Company's common stock at a conversion price of $3.00. The conversion price of the Kalina Note will be adjusted if the Company pays a stock dividend, or subdivides or combines outstanding shares of common stock into a greater or lesser number of shares.

     The Kalina Warrant has an exercise price of $ 2.69 per share and will expire on July 11, 2011. The Company recorded debt discount in the amount of $161,000 based on the estimated fair value of the Kalina Warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method.

     In November 2006 the balance due under the Kalina note was added to a new note agreement, pursuant to which the Company received proceeds of approximately $150,000, which is due on January 31, 2008.

MORELLI NOTE AND WARRANT

On June 6, 2006 the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the "PURCHASE AGREEMENT") pursuant to which the Company sold a $1,100,000 principal amount Secured Convertible Promissory Note (the "MORELLI NOTE") and a warrant to purchase 401,460 shares of the Company's common stock (the "MORELLI WARRANT") to Alan E. Morelli.

The Morelli Note accrued interest at the rate of 12% per annum through July 6, 2006, after which the interest rate increased to 15% per annum from July 6, 2006 through the date the loan is repaid. The principal amount of the Morelli Note and any accrued but unpaid interest was due to be paid on October 6, 2006, or the occurrence of an event of default. On August 15, 2006 the Company received a notice of default regarding the Morelli Note. The notice of default specifically cited the Company's failure to obtain the prior written consent of Mr. Morelli to the incurrence of indebtedness and failure to repay the obligations owing under the Morelli Note in an amount equal to the proceeds of the indebtedness. Upon the occurrence of an event of default the interest rate increase to 19% per annum. During September 2006, from the proceeds of the Second Caspi Note, the Company repaid the outstanding principal amount and accrued interest of $51,000.

In August 2006, prior to the repayment of the Morelli Note, the Company sold shares of its common stock at $1.25 per share (See Note 9) thereby requiring modifications to both the Morelli Warrant and Morelli Note. These modifications resulted in an adjustment to the conversion price of the Morelli Note, an adjustment to the exercise price of the Morelli Warrant and an increase in the number of shares of common stock available to purchase upon exercise of the Morelli Warrant. These modifications were sufficiently different from the initial terms of the Morelli Note and Morelli Warrant, requiring the Company to account for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, "DEBTOR'S ACCOUNTING AND MODIFICATION ON EXCHANGE OF DEBT INSTRUMENTS".

The original notes converted into common stock at a rate of $2.74 per share with 401,460 warrants to purchase common stock exercisable at $3.04 per share. The new terms provided conversion into common stock at $1.25 per share with 976,351 warrants to purchase common stock exercisable at $1.25 per share. On extinguishment of the original terms of the Morelli Note and Morelli Warrant, the Company recorded non-cash interest expense of $880,000 as the estimated difference in the fair value of the Morelli Warrant

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


under the original terms to that of the modified terms and further recorded entries to record discounts related to the beneficial conversion feature totaling $572,000 which was amortized as non-cash interest expense.

8. ACCRUED LIABILITIES

Accrued liabilities at September 30, 2006 and December 31, 2005 are comprised of the following:

                                      SEPTEMBER 30,             DECEMBER 31,
                                          2006                     2005
                                    ---------------          ---------------
   Accrued officer's severance      $       152,729          $        22,716
   Accrued interest                         441,771                  215,093
   Accrued professional fees                 52,500                  160,000
   Deferred revenue                              --                  103,875
   Accrued salaries                          59,864                   45,833
   Other                                    107,474                   21,599
                                    ---------------           --------------
                                    $       814,338           $      569,116
                                    ===============           ==============

9. EQUITY TRANSACTIONS

In August 2006, the Company entered into subscription agreements pursuant to which the Company sold to investors shares of the Company's common stock held in treasury at a price of $1.25 per share. The Company received gross proceeds of $250,000 from the sale of stock.

10. WARRANTS

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

During the nine months ended September 30, 2006, a total of 1,569,079 warrants, at exercise prices ranging from $1.25 to $4.50 per share were issued. The warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75% - 4.50%, three to five years and 63% - 89%, respectively. Warrants granted during the year ended December 31, 2005 were valued using the same assumptions with the exception that the Company used volatility of 83%. As of September 30, 2006, a total of 2,847,641 warrants, at exercise prices ranging from $1.25 to $6.05 remain outstanding.

11. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006 and year ended December 31, 2005, the Company paid approximately 25% and 75%, respectively, of the base rent on the corporate offices and Ault Glazer Bodnar & Company Investment Management LLC ("AULT GLAZER"), based upon their usage of the facilities, paid the remaining base rent. Together, Milton "Todd" Ault III ("AULT"), our former Chairman

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


and current Chief Executive  Officer of the Company,  and Louis Glazer,
Chief Health and Science Officer and Class I Director of the Company, and Melanie Glazer, Manager of AGB Propeties, (together, the "GLAZERS") own approximately 69% of the outstanding membership interests in Ault Glazer. As of September 30, 2006 and December 31, 2005, Ault Glazer, Ault and the Glazers indirectly beneficially own or control approximately 50% and 25%, respectively, of the outstanding common stock of the Company and beneficially own approximately 98.2% of the outstanding preferred stock of the Company.

At September 30, 2006 and December 31, 2005, the Company had an amount due from Strome Securities of nil and $9,000, respectively, recorded in other current assets. Until October 31, 2005, the Company maintained a brokerage account with Strome Securities and until December 31, 2004, Ault was a registered representative of Strome Securities. Beginning November 1, 2005, the Company moved its brokerage account from Strome Securities to AGB Securities, Inc., a related party. A nominal amount of commissions were incurred by the Company during the nine months ended September 30, 2006 as a result of trades in the Company's brokerage account.

AGB PROPERTIES

On April 28, 2005, the Company purchased 0.61 acres of vacant land in Springfield, Tennessee from a related party. The purchase price consisted of $90,000 in cash, 20,444 shares of common stock and 10,221 warrants to purchase common stock at an exercise price of $4.53 and a 5 year contractual life valued at $86,000.

IPEX, INC.

On June 30, 2005, the Company formalized the terms of a consulting agreement, consented to by IPEX, whereby the Company was retained by Wolfgang Grabher, the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX, to serve as a business consultant to IPEX. At June 30, 2005, Mr. Grabher owned 18,855,900 shares of IPEX's 28,195,566 outstanding shares of common stock and granted Mr. Ault, the Company's Chairman and Chief Executive Officer at that time, an irrevocable voting proxy for his shares. At December 31, 2005, the Company held 7.8% of IPEX's outstanding shares of common stock. On June 30, 2005, the Company agreed with IPEX as to the scope of such consulting services and the consideration for such services. The services, which the Company agreed to perform over the following 12 month period, included: (a) substantial review of IPEX's business and operations in order to facilitate an analysis of IPEX's strategic options regarding a turnaround of IPEX's business;
(b) providing advice in the following areas: (i) identification of financing sources; (ii) providing capital introductions of financial institutions and/or strategic investors; (iii) evaluation and recommendation of candidates for appointment as officers, directors or employees; (iv) making personnel of the Company available to IPEX to provide services to IPEX on a temporary or permanent basis; (v) evaluation and/or negotiation of merger or sale opportunities, or such other form of transaction or endeavor which IPEX may elect to pursue; and (vi) providing any other services as were mutually agreed upon in writing by the Company and Wolfgang Grabher from time to time; and (c) assisting IPEX in installing a new management team.

The Company has performed all of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations; (ii) the execution of two purchase agreements for the purchase of certain intellectual property assets; (iii) the hiring of a Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development; and (iv) the appointment of two members to the Board of Directors of IPEX. The Company initially valued the

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


amount of the consulting services at $1,331,000, which was due on August 15, 2005. The Company received 500,000 shares of IPEX common stock in December 2005 as payment for the services. At the time of payment, the fair market value of IPEX common stock had decreased by approximately 33%. Accordingly, the Company reduced the initial value of the consulting services by the amount of the decrease in the fair market value of IPEX common stock, $675,000. As a result of the decrease in the fair market value of IPEX common stock, the Company ultimately recognized $656,000 in revenue as a result of this agreement, of which $104,000 was recognized during the nine months ended September 30, 2006.

The Company's Chairman and Chief Executive Officer and significant beneficial owner of the Company, Milton "Todd" Ault III, served as a director of IPEX. Further, the Chief Executive Officer of ASG served as an IPEX director and member of IPEX's Audit Committee from August 2005 through January 2006.

DIGICORP

At September 30, 2006, the Company had an investment in Digicorp recorded in long-term investments. The Company's Chief Financial Officer, William B. Horne, is also Chief Financial Officer of Digicorp and a director of the Company. Alice
M. Campbell, a director of the Company, is also a director of Digicorp. Further, certain Company officers and directors, both past and present, served in various management and director roles at Digicorp.

LOANS

During the nine months ended September 30, 2006 and year ended December 31, 2005, the Company received loans from AGB Acquisition Fund (see Note 7). Ault Glazer Bodnar & Company Investment Management, LLC ("AGB & COMPANY IM") is the managing member of AGB Acquisition Fund. The managing member of AGB & Company IM is Ault Glazer Bodnar & Company, Inc. ("AGB & Company"). The Company's Chairman and Chief Executive Officer, Milton "Todd" Ault, III, is Chairman, Chief Executive Officer and President of AGB & Company. The Company's Chief Financial Officer, William B. Horne, was the former Chief Financial Officer of AGB & Company. Melanie Glazer, former Manager of the Company's subsidiary AGB Properties, is also a director of AGB & Company.

DUE FROM RELATED PARTIES

At September 30, 2006 and December 31, 2005, the Company had an amount due from related parties of $97,000 and $85,000, respectively, recorded in the consolidated balance sheets in other current assets. This amount relates to an allocation of expenses from the Company to the related parties.

12.  CONTINGENCIES

LEGAL PROCEEDINGS

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit (the "LEVE LAWSUIT") against the Company, Sunshine Wireless, LLC ("SUNSHINE"), and four other defendants affiliated with Winstar Communications, Inc. ("WINSTAR"). On February 25, 2003, the case against the Company and Sunshine was dismissed, however, on October 19, 2004, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. exercised their right to appeal. The initial lawsuit alleged that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiff's radio production and distribution business. The complaint further alleged that the Company and Sunshine joined the alleged conspiracy. On June 1, 2005, the United States

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


Court of Appeals for the Second Circuit affirmed the February 25, 2003 judgment of the district court dismissing the claims against the Company.

On July 28,  2005,  Jeffrey A. Leve and Jeffrey  Leve Family  Partnership,  L.P.
filed a new lawsuit (the "NEW LEVE LAWSUIT") against the Company, Sunshine Wireless, LLC ("SUNSHINE"), and four other defendants affiliated with Winstar Communications, Inc. ("WINSTAR"). The new Leve Lawsuit attempts to collect a federal default judgment of $5,014,000 entered against only two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against a number of additional entities who are not judgment debtors. Further, the new Leve Lawsuit attempts to enforce the plaintiffs default judgment against entities who were dismissed on the merits from the underlying action in which plaintiffs obtained their default judgment. An unfavorable outcome in the lawsuit, may have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes the lawsuit is without merit and intends to vigorously defend itself. These consolidated interim financial statements do not include any adjustments for the possible outcome of this uncertainty.

On February 3, 2006, WGM filed a lawsuit against the Company. The WGM lawsuit attempts to collect upon the $1,000,000 note between the Company and Winstar discussed in Note 7. On September 5, 2006, subject to the approval of The United States Bankruptcy Court for the District of Delaware, the Company reached a settlement agreement with WGM whereas the Company agreed to pay Winstar $750,000, pursuant to an agreed upon payment schedule, on or before July 2, 2007.

The Company is the owner of U.S. Patent no. 5,931,824 (the '824 Patent) and corresponding European Patent 1032911. The Company became aware of certain prior knowledge cited against the then pending European patent application which had not been considered during prosecution of the U.S. patent application which eventually issued as the '824 Patent. The knowledge was successfully distinguished in the European proceeding, and the European patent granted. In order to strengthen the enforceability of the U.S. '824 Patent, the Company filed a request for reexamination. The U.S. Patent Office has sent two rejections of the reexamination request, both of which have been responded to by the Company. As a result of these responses, the U.S. Patent Office has abandoned its earlier grounds, included within the two rejections sent by the U.S. Patent Office, for rejecting the reexamination request. On August 9, 2006, the U.S. Patent Office mailed a third rejection based on different grounds. The Company believes, based upon advice of legal counsel, that it will overcome the new grounds for rejection and ultimately prevail in its reexamination. However, in the event that the Company was to receive a complete denial of its reexamination the U.S. '824 Patent would be deemed to be revoked. If the Company's U.S. `824 Patent was to be revoked, the Company believes, based on advice of legal counsel, the one provisional and one non-provisional patent application filed in the U.S. Patent Office, covering improved methods and systems for the automated counting and tracking of surgical articles, would provide the Company's Safety-Sponge(TM) System with a sufficient level of protection to prevent competitors from attempting to replicate and market a similar version of the Company's Safety-Sponge(TM) System. These consolidated interim financial statements do not include any adjustments for the possible outcome of this uncertainty.

SEVERANCE AGREEMENT

On January 9, 2006, Milton "Todd" Ault, III resigned as the Company's Chairman and Chief Executive Officer, pursuant to a Severance Agreement, the Company agreed to pay Mr. Ault $180,000 and to grant Mr. Ault 60,000 restricted shares of common stock and options to purchase 90,000 shares of common stock with an exercise price of $4.50 per share and an expiration date of July 8, 2007. In addition, Mr. Ault will be eligible for health insurance, life insurance, disability and 401(k) participation continuing for

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


a period of twelve months from his resignation date. Effective July 11, 2006, Mr. Ault was re-appointed Chief Executive Officer and a director of the Company. In consideration of his re-appointment as Chief Executive Officer, Mr. Ault has agreed to cash compensation of only $1 per year.

13. SEGMENT REPORTING

The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." The segment information provided reflects the three distinct lines of business within the Company's organizational structure: medical products, which consists of Surgicount and Patient Safety Consulting Group, LLC, a provider of patient safety devices and health care solutions, financial services and real estate, which consists of AGB Properties and car wash services, which consists of Automotive Services Group. Unallocated corporate expenses are centrally managed at the corporate level and not reviewed by the Company's chief operating decision maker in evaluating results by segment.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS - UNAUDITED (CONTINUED) SEPTEMBER 30, 2006


Transactions between segments are not common and are not material to the segment
information.   Some  business  activities  that  cannot  be  classified  in  the aforementioned segments are shown under "corporate".

Segment information for the three and nine months ended September 30, 2006 and 2005 is as follows:

                                       (UNAUDITED)                                (UNAUDITED)
                                    THREE MONTHS ENDED                        NINE MONTHS ENDED
                             SEPTEMBER 30,       SEPTEMBER 30,          SEPTEMBER 30,      SEPTEMBER 30,
                                 2006                2005                   2006               2005
MEDICAL PRODUCTS

Revenue                    $       18,514       $           --         $       18,514      $          --
Net loss                   $     (803,018)      $     (745,144)        $   (2,161,607)     $  (2,146,693)
Total Assets               $    6,272,723       $    4,603,439         $    6,272,723      $   4,603,439

FINANCIAL SERVICES AND
REAL ESTATE

Revenue                    $           --       $       29,693         $      103,875      $     616,320
Net income (loss)          $   (1,372,398)      $     (158,219)        $   (1,340,060)     $     154,845
Total Assets               $    1,705,295       $    5,807,207         $    1,705,295      $   5,807,207

CAR WASH SERVICES

Revenue                    $      103,735       $           --         $      235,351      $          --
Goodwill impairment        $     (614,028)      $           --         $     (971,036)     $          --
Net loss                   $     (767,868)      $           --         $   (1,497,227)     $          --
Total Assets               $    3,252,319       $           --         $    3,252,319      $          --

CORPORATE

Revenue                    $           --       $           --         $           --      $          --
Net loss                   $   (2,675,550)      $   (1,251,951)        $   (7,111,203)     $  (3,716,908)
Total Assets               $      424,098       $      387,477         $      424,098      $     387,477

TOTAL

Revenue                    $      122,249       $       29,693         $      357,740      $     616,320
Goodwill impairment        $     (614,028)      $           --         $     (971,036)     $         --
Net loss                   $   (5,618,832)      $   (2,155,314)        $  (12,110,097)     $  (5,708,756)
Total Assets               $   11,654,435       $   10,798,123         $   11,654,435      $  10,798,123

14. SUBSEQUENT EVENTS

On November 7, 2006, The United States Bankruptcy Court for the District of Delaware, approved the Company's settlement agreement with WGM whereas the Company agreed to pay Winstar $750,000, pursuant to an agreed upon payment schedule, on or before July 2, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION AND ANALYSIS OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO CONTAINED ELSEWHERE IN THIS FORM 10-Q. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ALL STATEMENTS REGARDING FUTURE EVENTS, OUR FUTURE FINANCIAL PERFORMANCE AND OPERATING RESULTS, OUR BUSINESS STRATEGY AND OUR FINANCING PLANS ARE FORWARD-LOOKING STATEMENTS. IN MANY CASES, YOU CAN IDENTIFY FORWARD-LOOKING STATEMENTS BY TERMINOLOGY, SUCH AS "MAY," "SHOULD," "EXPECTS," "INTENDS," "PLANS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," "POTENTIAL," OR "CONTINUE" OR THE NEGATIVE OF SUCH TERMS AND OTHER COMPARABLE TERMINOLOGY. THESE STATEMENTS ARE ONLY PREDICTIONS. KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS COULD CAUSE OUR ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED IN ANY FORWARD-LOOKING STATEMENTS. IN EVALUATING THESE STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER VARIOUS FACTORS, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN PART II OF THIS REPORT UNDER "ITEM 1A. RISK FACTORS" AND ELSEWHERE IN THIS REPORT ON FORM 10-Q.

         THE FOLLOWING "OVERVIEW" SECTION IS A BRIEF SUMMARY OF THE SIGNIFICANT ISSUES ADDRESSED IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A"). INVESTORS SHOULD READ THE RELEVANT SECTIONS OF THE MD&A FOR A COMPLETE DISCUSSION OF THE ISSUES SUMMARIZED BELOW. THE ENTIRE MD&A SHOULD BE READ IN CONJUNCTION WITH ITEM 1 OF PART I OF THIS REPORT, "FINANCIAL STATEMENTS."

OVERVIEW

         Until March 31, 2005, Patient Safety Technologies, Inc., a Delaware corporation (referred to herein as the "COMPANY," "WE," "US," and "OUR"), elected to be a Business Development Company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 ACT"). On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission. At September 30, 2006, 10.7% of our assets, consisting of our investments in Alacra Corporation, Digicorp, Inc. and Ipex, Inc., on a consolidated basis with subsidiaries were comprised of investment securities within the meaning of the 1940 Act ("INVESTMENT SECURITIES"). If the value of our assets that consist of Investment Securities were to exceed 40% of our total assets (excluding government securities and cash items) on an unconsolidated basis we could be required to re-register as an investment company under the 1940 Act unless an exemption or exclusion applies. We continue to evaluate ways in which we can dispose of these Investment Securities and do not believe that the value of our Investment Securities will increase in an amount that would require us to re-register as a BDC. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, building and operating companies in the patient safety medical products industry. Registration under the 1940 Act would also subject us to increased regulatory and compliance costs, and other restrictions on the way we operate and would change the method of accounting for our assets under GAAP.

         Our operations currently focus on the acquisition of controlling interests in companies and research and development of products and services in the health care and medical products field, particularly the patient safety markets. In the past we also focused on the financial services and real estate industries. On October 2005 our Board of Directors authorized us to evaluate alternative strategies for the divesture of our non-healthcare assets. As an extension on our prior focus on real estate, in March 2006 we acquired the remaining 50% equity interest in Automotive Services Group, LLC ("ASG") and upon doing so we entered the business of developing properties for the operation of automated express car wash sites. However, on March 29, 2006, our Board of Directors determined to focus our business exclusively on the patient safety medical products field. The Board of Directors is continuing to evaluate available alternatives to determine the most beneficial method to divest ASG and our other real estate assets.

         Surgicount Medical, Inc., developer of the Safety-Sponge(TM) System, Patient Safety Consulting Group, LLC, a healthcare consulting services company, Automotive Services Group, Inc. (formerly Ault Glazer Bodnar Merchant Capital, Inc.), a holding company for ASG, Ault Glazer Bodnar Capital Properties, LLC, a real estate development and management company, and ASG, a company formed to develop properties for the operation of automated car wash sites, are wholly-owned operating subsidiaries, which were either acquired or created to enhance our ability to focus our efforts in each targeted industry. Currently, we are evaluating ways in which to monetize our non-patient safety related assets (the "NON-CORE ASSETS"). However, the divesture of any assets will be dependent on a number of factors including: (1) lack of a liquid market to dispose of such assets; (2) potential adverse tax effects from a disposition; and/or (3) our Board of Directors and management may change their decision to dispose of certain of the assets.

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

         In the past we invested in illiquid equity securities acquired directly from issuers in private transactions. These investments were generally subject to restrictions on resale or otherwise are illiquid and generally had no established trading market. Additionally, many of the securities that we have invested in were not eligible for sale to the public without registration under the Securities Act of 1933. Because of the type of investments that we made and the nature of our business, our valuation process required an analysis of various factors.

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

         We review all of our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. The indicators that we use to identify those events or circumstances includes as relevant, the nature and value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a liquid market for these securities existed.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Our cash and marketable securities were $26,000 at September 30, 2006, versus $1,003,000 at December 31, 2005. Total current liabilities were $6,400,000 at September 30, 2006, versus $4,000,000 at December 31, 2005.
Included in current liabilities at September 30, 2006 and December 31, 2005 is a note payable, and accrued interest on such note, payable to Winstar
Communications, Inc. ("WINSTAR") in the amount of $791,000 and $939,000, respectively. As discussed in Note 6 in the notes to the accompanying condensed consolidated financial statements filed with this Form 10-Q, the due date on the note payable to Winstar was February 28, 2002. However, as a result of the lawsuits filed against us by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. the due date of the note was extended until the lawsuit discussed in Note 11 is settled. However, on February 3, 2006 Winstar Global Media, Inc. ("WGM") filed a lawsuit claiming that we were in default under the terms of the note. On September 5, 2006, subject to the approval of The United States Bankruptcy Court for the District of Delaware, which was granted on November 7, 2006, the Company reached a settlement agreement with WGM whereas the Company agreed to pay Winstar $750,000, pursuant to an agreed upon payment schedule, on or before July 2, 2007. However, in the event that either the prescribed payment schedule is not met or the $750,000 is not paid on or before July 2, 2007 a default judgment in the amount of $1,200,000, less any amounts paid, shall be entered against the Company. Pursuant to the settlement agreement, the Company made an initial payment of $150,000 during September 2006. Once payment of the remaining $600,000 can be assured, the Company will record a gain on the elimination of principal and interest in excess of the remaining $600,000 liability.

         At September 30, 2006 and December 31, 2005, we had $26,000 and $79,000, respectively, in cash. During 2005 our Board authorized us to invest our cash balances in the public equity and debt markets as appropriate to maximize the short-term return on such assets. Such investments are typically short-term and focus on what we believe to be mispriced domestic public equities and instruments.

         In August 2005, we entered into an agreement with the financial institution IXIS Derivatives Inc. to borrow against securities which we hold. The agreement, which extended for 53 weeks, was subject to a premium of up to 6% of the amount of the borrowings which is amortized on a straight line basis over the term of the agreement. At December 31, 2005, we terminated the August 2005 agreement with IXIS Derivatives Inc. To the extent the agreement was terminated early, we did not incur a premium for the amount of time that the agreement was terminated. The agreement also provided that in addition to the securities held by the financial institution, we pledge a total of 25% of the value of the securities in cash. The pledged cash was reduced daily by the amount of the earned premium and protected the financial institution from decreases in the market value of the securities. Any decrease in the market value of the pledged securities in excess of 5% over the securities notional value would require us to fund additional monies, such that 25% of the initial borrowing, as adjusted by the earned premium, was covered. If we failed to fund additional monies the financial institution had the right to liquidate the pledged securities. In the event the proceeds from liquidation were insufficient to cover the amount of the borrowings, the financial institution's sole recourse was against the pledged cash. During January 2006, we renewed our August

2005 agreement with IXIS Derivatives Inc. to borrow against securities and during the quarter ended September 30, 2006 terminated this agreement and the agreement was closed upon our liquidation of the underlying assets. We currently have no plans to renew this form of financing in the future.

         We had a working capital deficit of approximately $6.0 million at September 30, 2006 and we continue to have recurring losses. In the past we have relied upon private placements of equity and debt securities and we plan to rely on private placements to fund our capital requirements in the future. We have received shareholder approval to sell equity and/or debt securities of the Company up to $10 million in any calendar year to our former Chairman and current Chief Executive Officer, Milton "Todd" Ault, III, to the Company's President and Secretary, Lynne Silverstein, to our current Chairman and former Chief Executive Officer and the Chief Health and Science Officer of our subsidiary Patient Safety Consulting Group, LLC, Louis Glazer, and to the former Manager of our closed subsidiary Ault Glazer Bodnar Capital Properties, LLC and Mr. Glazer's spouse, Melanie Glazer. If we propose to sell more than $10 million of securities in a calendar year to such persons additional shareholder approval would be required. We do not currently anticipate selling equity or debt securities to these persons and, in the event we elected to pursue such an investment, we cannot guarantee that such persons would be willing to further invest in the Company. We have, however, received funding from Ault Glazer Bodnar Acquisition Fund, LLC ("AGB ACQUISITION FUND"). Ault Glazer Bodnar & Company Investment Management, LLC ("AGB & COMPANY IM") is the managing member of AGB Acquisition Fund. The managing member of AGB & Company IM is Ault Glazer Bodnar & Company, Inc. ("AGB & COMPANY"). The Company's former Chairman and current Chief Executive Officer, Milton "Todd" Ault, III, is Chairman, Chief Executive Officer and President of AGB & Company.

         On January 12, 2006, Steven J. Caspi ("CASPI") loaned $1,000,000 to ASG. As consideration for the loan, ASG issued Caspi a promissory note in the principal amount of $1,000,000 (the "CASPI NOTE") and granted Caspi a mortgage on certain real estate owned by ASG and a security interest on all personal property and fixtures located on such real estate as security for the obligations under the Caspi Note. In addition, we entered into an agreement guaranteeing ASG's obligations pursuant to the Caspi Note and Caspi received warrants to purchase 30,000 shares of our common stock at an exercise price of $4.50 per share. We recorded debt discount in the amount of $92,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. The Caspi Note initially accrued interest at the rate of 10% per annum, which together with principal, was due to be repaid on July 13, 2006. The Company is in the process of amending the Caspi Note to extend the due date, however, the Caspi Note is in default and we are incurring interest expense at the default rate of 24% per annum. During the nine months ended September 30, 2006, the Company had incurred and paid interest expense of $87,000 on the Caspi Note, of which $32,000 is accrued at September 30, 2006.

         From September 8, 2006 through September 19, 2006, Caspi loaned the Company a total of $1,495,000, all of which is outstanding at September 30, 2006. As consideration for the loan, the Company issued Caspi a Convertible Promissory Note in the principal amount of $1,495,000 (the "SECOND CASPI NOTE"). The Second Caspi Note, bears interest at the rate of 12% per annum, is due upon the earlier of March 8, 2007 or, at the discretion of Caspi, September 8, 2007, and is convertible into shares of the Company's common stock at $1.25 per share. As security for the performance of the Company's obligations pursuant to the Second Caspi Note, the Company granted Caspi a security interest in certain real property. Caspi received warrants to purchase 250,000 shares of the Company's common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. During the nine months ended September 30, 2006, the Company had incurred interest expense, excluding amortization of debt discount, of $11,000 on the Second Caspi Note, all of which is accrued at September 30, 2006

         As the effective conversion price of the Second Caspi Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $769,000 based on the intrinsic value of the beneficial conversion feature of the note. Since the Second Caspi Note was convertible at the time of issuance, the debt discount as a result of the beneficial conversion feature was amortized as non-cash interest expense.

         The warrant issued to Caspi in conjunction with the Second Caspi Note will expire after September 8, 2011. The Company recorded debt discount in the amount of $231,000 based on the estimated fair value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method. Through September 30, 2006, interest expense of $95,000 has been recorded from the debt discount amortization.

         From January 11, 2006 through September 30, 2006 AGB Acquisition Fund, a related party, loaned the Company a total of $443,000, all of which was repaid. As consideration for the loans, the Company issued AGB Acquisition Fund secured promissory notes with an interest rate of 7% per annum (the "AGB ACQUISITION FUND NOTES"), and entered into a security agreement granting AGB
Acquisition Fund a security interest in the Company's personal property and fixtures, inventory, products and proceeds as security for the Company's obligations under the AGB Acquisition Fund Notes.

         On February 8, 2006, AGB Acquisition Fund loaned $687,000 to ASG. As consideration for the loan, ASG issued AGB Acquisition Fund a secured promissory note in the principal amount of $687,000 (the "ASG NOTE") and granted a real estate mortgage in favor of AGB Acquisition Fund relating to certain real property located in Jefferson County, Alabama (the "Property"). The ASG Note, as amended, bears interest at the rate of 10% per annum and is due on September 15, 2006. AGB Acquisition Fund received warrants to purchase 20,608 shares of our common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. We recorded debt discount in the amount of $44,000 based on the estimated fair value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. As security for the performance of ASG's obligations pursuant to the ASG Note, ASG granted AGB Acquisition Fund a security interest in all personal property and fixtures located at the ASG Property. During the nine months ended September 30, 2006, we had incurred interest expense, excluding amortization of debt discount, of $44,000 on the ASG Note, all of which is accrued at September 30, 2006.

         In addition, as of September 30, 2006, AGB Acquisition Fund had loaned an aggregate of $1,495,000 to ASG pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "REAL ESTATE NOTE"). The Real Estate Note bears interest at the rate of 3% above the Prime Rate as published in the Wall Street Journal (8.25% at September 30, 2006). All unpaid principal, interest and charges under the Real Estate Note are due in full on July 31, 2010. The Real Estate Note is collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and AGB Acquisition Fund. During the nine months ended September 30, 2006 we had incurred interest expense of $118,000 on the Real Estate Note, all of which is accrued at September 30, 2006.

         From March 7, 2006 through September 30, 2006 AGB Acquisition Fund loaned us a total of $379,000, of which $110,000 was repaid. The outstanding balance at September 30, 2006 is $269,000. The loans were advanced to us pursuant to a Revolving Line of Credit Agreement (the "REVOLVING LINE OF CREDIT") entered into with AGB Acquisition Fund on March 7, 2006. The Revolving Line of Credit allows us to request advances of up to $500,000 from AGB Acquisition Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six month periods upon mutual agreement of the parties. Each advance under the Revolving Line of Credit is evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit must be repaid with interest at the Prime Rate plus 1% within 60 days from issuance and are convertible into shares of our common stock at the option of AGB Acquisition Fund at a price of $3.10 per share. Our obligations pursuant to such secured promissory notes are secured by our assets, personal property and fixtures, inventory, products and proceeds therefrom. During the nine months ended September 30, 2006, we had incurred interest expense of $8,000 on the ASG Note, of which $7,000 is accrued at September 30, 2006.

         On May 1, 2006, Herbert Langsam, a Class II Director of the Company, loaned the Company $500,000. The loan is documented by a $500,000 Secured Promissory Note (the "LANGSAM NOTE") payable to the Herbert Langsam Irrevocable Trust. The Langsam Note accrues interest at the rate of 12% per annum and has a maturity date of November 1, 2006. In the event of breach or default on any provision of the Langsam Note, the interest rate will increase to 16% per annum. Pursuant to the terms of a Security Agreement dated May 1, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company's assets as collateral for the satisfaction and performance of the Company's obligations pursuant to the Langsam Note.

         On June 6, 2006 the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the "PURCHASE AGREEMENT") pursuant to which the Company sold a $1,100,000 principal amount Secured Convertible Promissory Note (the "MORELLI NOTE") and a warrant to purchase 401,460 shares of the Company's common stock (the "MORELLI WARRANT") to Alan E. Morelli.

         The Morelli Note accrued interest at the rate of 12% per annum through July 6, 2006, after which the interest rate increased to 15% per annum from July 6, 2006 through the date the loan is repaid. The principal amount of the Morelli Note and any accrued but unpaid interest was due to be paid on October 6, 2006, or the occurrence of an event of default. On August 15, 2006 the Company received a notice of default regarding the Morelli Note. The notice of default specifically cited the Company's failure to obtain the prior written consent of Mr. Morelli to the incurrence of indebtedness and failure to repay the obligations owing under the Morelli Note in an amount equal to the proceeds of the indebtedness. Upon the occurrence of an event of default the interest rate increase to 19% per annum. During September 2006, from the proceeds of the Second Caspi Note, the Company repaid the outstanding principal amount and accrued interest of $51,000.

         In August 2006, prior to the repayment of the Morelli Note, the Company sold shares of its common stock at $1.25 per share thereby requiring modifications to both the Morelli Warrant and Morelli Note. These modifications resulted in an adjustment to the conversion price of the Morelli Note, an adjustment to the exercise price of the Morelli Warrant and an increase in the number of shares of common stock available to purchase upon exercise of the Morelli Warrant. These modifications were sufficiently different from the initial terms of the Morelli Note and Morelli Warrant, requiring the Company to account for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, "DEBTOR'S ACCOUNTING AND MODIFICATION ON EXCHANGE OF DEBT INSTRUMENTS".

         The original notes converted into common stock at a rate of $2.74 per share with 401,460 warrants to purchase common stock exercisable at $3.04 per share. The new terms provided conversion into common stock at $1.25 per share with 976,351 warrants to purchase common stock exercisable at $1.25 per share. On extinguishment of the original terms of the Morelli Note and Morelli Warrant, the Company recorded non-cash interest expense of $880,000 as the estimated difference in the fair value of the Morelli Warrant under the original terms to that of the modified terms and further recorded entries to record discounts related to the beneficial conversion feature totaling $572,000 which was amortized as non-cash interest expense.

         On July 12, 2006 we executed a Convertible Promissory Note in the principal amount of $250,000 (the "KALINA NOTE") and a warrant for the Purchase of 85,000 Shares of our common stock (the "KALINA WARRANT") in favor of Charles
J. Kalina, III ("KALINA"), an existing shareholder of the Company. The Kalina Note accrues interest at the rate of 12% per annum throughout the term of the loan. The principal amount of the Kalina Note and any accrued but unpaid interest was due to be paid upon the earlier of October 10, 2006, or the occurrence of an event of default. Principal and interest on the Kalina Note was convertible into our shares of common stock at a conversion price of $3.00. The Kalina Warrant has an exercise price of $ 2.69 per share and will expire on July 11, 2011. We recorded debt discount in the amount of $161,000 based on the estimated fair value of the Kalina Warrants. The debt discount was amortized as non-cash interest expense over the term of the debt using the effective interest method.

         On November 3, 2006, Kalina converted the Kalina Note into a new Convertible Promissory Note in the principal amount of $400,000 (the "SECOND KALINA NOTE") and a warrant for the Purchase of 100,000 Shares of our common stock (the "SECOND KALINA WARRANT"). The Second Kalina Note, bears interest at the rate of 12% per annum, is due to be paid on January 31, 2008, and is convertible into shares of the Company's common stock at $1.25 per share.

         As the effective conversion price of the Second Kalina Note on the date of issuance was below the fair market value of the underlying common stock, the Company will record debt discount in the amount of $77,000 based on the intrinsic value of the beneficial conversion feature of the note.

         The Second Kalina Warrant will expire after November 3, 2011. The Company will record debt discount in the amount of $29,000 based on the estimated fair value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method.

         Management is currently seeking additional financing and believes that it will be successful. However, in the event management is not successful in obtaining additional financing, existing cash resources, together with proceeds from investments and anticipated revenues from operations, may not be adequate to fund our operations for the twelve months subsequent to December 31, 2006. However, ultimately long-term liquidity is dependent on our ability to attain future profitable operations. We intend to undertake additional debt or equity financings to better enable us to grow and meet future operating and capital requirements.

         As of September 30, 2006, other than our office lease, we had no commitments not reflected in our condensed consolidated financial statements.

         Cash decreased by $53,000 to $26,000 during the nine months ended September 30, 2006, compared to a decrease of $683,000 during the nine months ended September 30, 2005.

         Operating activities used $2,030,000 of cash during the nine months ended September 30, 2006, compared to using $593,000 during the nine months ended September 30, 2005.

         Operating activities for the nine months ended September 30, 2006, exclusive of changes in operating assets and liabilities, used $3,610,000 of cash, as the Company's net cash used in operating activities of $2,030,000 included non-cash charges for depreciation, amortization and interest of
$3,192,000, realized losses of $1,437,000 and stock based compensation of $3,004,000. For the nine months ended September 30, 2005, operating activities, exclusive of changes in operating assets and liabilities, used $1,903,000 of cash, as the Company's net cash used in operating activities of $593,000 included non-cash charges for depreciation and amortization of $203,000, realized gains of $253,000 and stock based compensation of $3,709,000.

         Changes in operating assets and liabilities provided cash of $1,580,000 during the nine months ended September 30, 2006, principally due to net proceeds received from marketable securities, decreases in our receivables from investments and increases in the level of accounts payable and accrued liabilities which were partially offset by decreases in the amounts due to our broker. The amount due to our broker is directly attributable to purchases of marketable investment securities that were purchased on margin or to securities that were margined subsequent to their purchase. During the nine months ended September 30, 2006 and year ended December 31, 2005, the Company invested its cash balances in the public equity and debt markets in an attempt to maximize the short-term return on such assets. The amount due to our broker varied throughout the year depending upon the aggregate amount of marketable investment securities held by us and the level of borrowing against our available-for-sale securities. The actual amount of marketable investment securities held was influenced by several factors, including but not limited to, our expectations of potential returns available from what we considered to be mispriced securities as well as the cash needs of our operating activities. During times when we were heavily invested in marketable investment securities our liquidity position was significantly reduced. To the extent we have a need for an excess cash balance to meet our financial obligations the amount of securities purchased on margin will either decrease or disappear altogether. However, if we are in a position where we have excess cash with no immediate need for liquidity, and we believe opportunities exist to maximize the short-term return on such assets then we may purchase marketable securities on margin. During the nine months ended September 30, 2005, changes in operating assets and liabilities provided cash of $1,310,000 primarily due to net proceeds received from marketable securities, an increase in the amounts due to our broker, and an increase in the level of accounts payable and accrued liabilities which were partially offset by an increase in our receivables from investments.

         The principal factor in the $2,040,000 of cash used in investing activities during the nine months ended September 30, 2006 was the purchase of land of $1,697,000, capitalized construction costs of $383,000 related to ASG, and capitalized costs of $159,000 related to the ongoing development of software related to our Safety-Sponge(TM) System offset by proceeds from the sale of long-term investments of $250,000. The principal factor in the

$1,084,000 of cash used in investing activities during the nine months ended September 30, 2005 was due to our investment in Surgicount of $432,000 combined with purchases of long-term investments of $903,000 offset by proceeds from the repayment of a loan included in long-term investments of $300,000 and the sale of real estate valued at $67,000.

         Cash provided by financing activities during the nine months ended September 30, 2006, of $4,017,000 resulted from the net proceeds from notes payable of $3,767,000 and the proceeds from the issuance of common stock for $250,000. Cash provided by financing activities for the nine months ended September 30, 2005, of $993,000 resulted primarily from the net proceeds from notes payable of $923,000 and the proceeds from the issuance of common stock and warrants of $100,000.

INVESTMENTS

         A summary of our investment portfolio, which at September 30, 2006 was valued at $1,673,000 and represented 14.4% of our total assets, is reflected below. Excluding our real estate investments, our investment portfolio represents 10.7% of our total assets.

                                     SEPTEMBER 30,
                                         2006
                                   ---------------
   Alacra Corporation              $    1,000,000
   Digicorp                               242,130
   Real Estate                            430,563
                                   ---------------
                                   $    1,672,693
                                   ===============

         ALACRA CORPORATION

         At September 30, 2006, we had an investment in Alacra Corporation ("ALACRA"), valued at $1,000,000, which represents 8.6% of our total assets. On April 20, 2000, we purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Alacra has recorded revenue growth in every year since the Company's original investment, further, 2005 revenues of approximately $16.5 million, were in excess of the prior year's revenues by approximately 45%. At December 31, 2005, Alacra had total assets of approximately $3.5 million with total liabilities of approximately $6.0 million. Deferred revenue, which represents subscription revenues are amortized over the term of the contract, which is generally one year, and represented approximately $2.9 million of the total liabilities. The Company has the right to have the preferred stock redeemed by Alacra for face value plus accrued dividends beginning on December 31, 2006. In connection with this investment, the Company was granted observer rights on Alacra board of directors meetings.

         Alacra, a privately held company based in New York, is a global provider of business and financial information. Alacra provides a diverse portfolio of fast, sophisticated online services that allow users to quickly find, analyze, package and present business information. Alacra's customers include more than 750 leading financial institutions, management consulting, law and accounting firms and other corporations throughout the world. Currently, Alacra's largest customer segment is investment and commercial banking, followed closely by management consulting, law and multi-national corporations.

         Alacra's online service allows users to search via a set of tools designed to locate and extract business information from the Internet and from Alacra's library of content. Alacra's team of information professionals selects, categorizes and indexes more than 45,000 sites on the Web containing the most reliable and comprehensive business information. Simultaneously, users can search more than 100 premium commercial databases that contain financial information, economic data, business news, and investment and market research. Alacra provides information in the required format, gleaned from such prestigious content partners as Thomson Financial(TM), Barra, The Economist Intelligence Unit, Factiva, Mergerstat(R) and many others.

         The information services industry is intensely competitive and we expect it to remain so. Although Alacra has been in operation since 1996 they are significantly smaller in terms of revenue than a large number of companies offering similar services. Companies such as ChoicePoint, Inc. (NYSE: CPS), LexisNexis Group, and Dow Jones Reuters Business Interactive, LLC report revenues that range anywhere from $100 million to several billion dollars, as reported by Hoovers, Inc. As such, Alacra's competitors can offer a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, greater global reach and more established relationships with potential customers than Alacra has. These larger and better capitalized competitors may be better able to respond to changes in the financial services industry, to compete for skilled professionals, to finance investment and acquisition opportunities, to fund internal growth and to compete for market share generally.

         DIGICORP

         At September 30, 2006, we had an investment in Digicorp valued at $242,130, which represents 2.1% of our total assets. On December 29, 2004, we entered into a Common Stock Purchase Agreement with certain shareholders of Digicorp (the "DIGICORP AGREEMENT"), to purchase an aggregate of 3,453,527 shares of Digicorp common stock. We purchased 2,229,527 of such shares on December 29, 2004 (2,128,740 shares at a price of $0.135 per share and 100,787 shares at a price of $0.145 per share). We were also required to purchase the remaining 1,224,000 shares from the selling shareholders at a price of $0.145 per share at such time that Digicorp registers the resale of the shares with the SEC. During December 2005 we amended the Digicorp Agreement and an unrelated third party assumed the obligation to purchase 1,000,000 of the remaining 1,224,000 shares from the selling shareholders. Additionally, we extended loans of $33,000 to the selling shareholders from our working capital. Such loans represented the amount of the remaining obligation to purchase 224,000 shares of Digicorp common stock and are secured by the 224,000 shares of Digicorp common stock presently held by such selling shareholders. Digicorp's common stock is traded on the OTC Bulletin Board, which reported a closing price, at September 30, 2006, of $0.32. On July 16, 2005, Alice M. Campbell, one of our directors, was appointed to the Board of Directors of Digicorp. On July 20, 2005, William
B. Horne, our Chief Financial Officer, was appointed as a director and as Chief Financial Officer of Digicorp.

         Since September 30, 1995, Digicorp was in the developmental stage and had no operations other than issuing shares of common stock for financing the preparation of financial statements and for preparing filings for the SEC. On May 18, 2005, Digicorp sold Bodnar Capital Management, LLC 2,941,176 shares of its common stock and warrants to purchase an additional 3,000,000 shares of its common stock with exercise prices ranging from $0.25 to $1.50 per share. Digicorp received gross proceeds of $500,000 from the sale of stock and warrants to Bodnar Capital Management, LLC. Bodnar Capital Management, LLC also is one of our principal stockholders. On October 27, 2005, Bodnar Capital Management, LLC canceled the warrants to purchase 3,000,000 shares of common stock in exchange for the issuance of a warrant to purchase 500,000 shares of Digicorp's common stock with an exercise price of $0.01 per share.

         On September 19, 2005, upon entering into an asset purchase agreement with Philip Gatch, who was appointed Digicorp's Chief Technology Officer, Digicorp completed the initial transaction to transform itself from that of a development stage enterprise to a digital media and content delivery company. Digicorp issued Mr. Gatch 1,000,000 shares of its common stock as consideration for the assets purchased, which consisted of the iCodemedia suite of websites and internet properties and all related intellectual property (the "ICODEMEDIA ASSETS"). The iCodemedia suite of websites consists of the websites www.icodemedia.com, www.iplaylist.com, www.tunecast.com, www.tunebucks.com, www.podpresskit.com and www.tunespromo.com. Digicorp plans to use these websites and the related intellectual property to provide a suite of applications and services to enable content creators the ability to publish and deliver content to existing and next generation digital media devices, such as the Apple iPod and the Sony PSP, based upon the consumers' expectation for broader and on-demand access to content and services.

         On December 29, 2005, Digicorp acquired all of the issued and outstanding capital stock of Rebel Crew Films, Inc., a California corporation ("REBEL CREW FILMS"), in consideration for the issuance of 21,207,080 shares of Digicorp common stock (the "PURCHASE PRICE") to the shareholders of Rebel Crew Films. From the Purchase Price, 4,000,000 shares are held in escrow pending satisfaction of certain performance milestones. In addition, from the Purchase Price, 16,666,667 shares are subject to lock up agreements as follows: (a) 3,333,333 shares are subject to lockup agreements for one year; (b) 6,666,667 shares are subject to lockup agreements for two years; and (c) 6,666,667 shares, of which the 4,000,000 escrowed shares are a component, are subject to lockup agreements for three years.

         In connection with the acquisition of Rebel Crew Films, on December 29, 2005 Digicorp entered into a Securities Purchase Agreement with one of the shareholders of Rebel Crew Films, Rebel Holdings, LLC, pursuant to which Digicorp purchased a $556,000 principal amount loan receivable owed by Rebel Crew Films to Rebel Holdings, LLC in exchange for the issuance of a $556,000 principal amount secured convertible note to Rebel Holdings, LLC. The secured convertible note accrues simple interest at the rate of 4.5%, matures on December 29, 2010 and is secured by all of Digicorp's assets now owned or hereafter acquired. The secured convertible note is convertible into 500,000 shares of Digicorp common stock at the rate of $1.112614 per share. Jay Rifkin, Digicorp's Chief Executive Officer and one of its directors, is the sole managing member of Rebel Holdings, LLC.

         Rebel Crew Films was founded in 2001 as a film licensing and distribution company of Latino home entertainment products. Rebel Crew Films currently maintains approximately 300 Spanish language films and serves the some of the nation's largest wholesale, retail, catalog, and e-commerce accounts. Rebel Crew's titles can be found at Wal-Mart, Best Buy, Blockbuster, K-Mart, and hundreds of independent video outlets across the United States and Canada. We believe that the acquisition will allow Digicorp to leverage Rebel Crew Films' Latino content and industry relationships with the iCodemedia Assets to create a compelling digital media and content delivery company.

         REAL ESTATE INVESTMENTS

         At September 30, 2006, we had several real estate investments, valued at $431,000, which represents 3.7% of our total assets. In the past we held our real estate investments in Ault Glazer Bodnar Capital Properties, LLC ("AGB PROPERTIES"), which was a Delaware limited liability company and a wholly owned subsidiary. AGB Properties was closed in September 2006 and we are in the process of liquidating our real estate holdings. Our real estate holdings consist of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee. We expect that any future gain or loss recognized on the liquidation of some or all of our real estate holdings would be insignificant primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the real estate holdings are located.

RESULTS OF OPERATIONS

         We account for our operations under accounting principles generally accepted in the United States. The principal measure of our financial performance is captioned "Net loss attributable to common shareholders," which is comprised of the following:

  o     "Revenues," which is the amount we receive from sales of our products;

  o "Operating expenses," which are the related costs and expenses of operating our business;

  o "Interest, dividend income and other, net," which is the amount we receive from interest and dividends from our short term investments and money market accounts, and our proportionate share of income or losses from investments accounted for under the equity method of accounting;

  o "Realized gains (losses) on investments, net," which is the difference between the proceeds received from dispositions of investments and their stated cost; and

  o "Unrealized gains (losses) on marketable securities, net," which is the net change in the fair value of our marketable securities, net of any (decrease) increase in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

         "Realized gains (losses) on investments, net" and "Unrealized gains (losses) on marketable securities, net" are directly related. When a security is sold to realize a gain, the net unrealized gain decreases and the net realized gain increases. When a security is sold to realize a loss, the net unrealized gain increases and the net realized gain decreases.

         We generally earn interest income from loans, preferred stock, corporate bonds and other fixed income securities. The amount of interest income varies based upon the average balance of our fixed income portfolio and the average yield on this portfolio.

REVENUES

         We recognized revenues of $122,000 and $30,000 during the three months and $358,000 and $616,000 during the nine months ended September 30, 2006 and 2005, respectively. Of these revenues, only $19,000 related to sales of our Safety-Sponge(TM) System. As expected, these initial revenues did not have a significant impact on our results of operations, however, we expect revenues will increase during the three month period ending December 31, 2006 and the revenues from our Safety-Sponge(TM) System may start to become a continual source of funds to cover a portion of our operating costs.

         Of the revenue earned during the three and nine months ended September 30, 2006, nil and $104,000, respectively, was the result of a consulting agreement, consented to by IPEX, whereby Wolfgang Grabher, the majority shareholder of IPEX, former President, former Chief Executive Officer and former director of IPEX, retained us to serve as a business consultant to IPEX. In consideration for the services, during December 2005, Mr. Grabher personally transferred us 500,000 shares of common stock of IPEX as a non-refundable consulting fee. At September 30, 2006, we held 7.8% of IPEX's outstanding shares of common stock.

         The remaining revenue generated during the three and nine months ended September 30, 2006, of $104,000 and $235,000, respectively, was generated from car wash services by our wholly-owned operating subsidiary, ASG. ASG was formed to develop and operate automated car wash sites under the trade name "Bubba's Express Wash". ASG's first site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006.

         On November 14, 2006, Surgicount entered into a Supply Agreement with Cardinal Health 200, Inc., a Delaware corporation ("CARDINAL"). Pursuant to the agreement, Cardinal shall act as the exclusive distributor of Surgicount's products in the United States, with the exception that Surgicount may sell its products to one other hospital supply company, named in the agreement, solely for its sale/distribution to its hospital customers. The term of the agreement is 36 months, unless earlier terminated as set forth therein. Otherwise, the agreement automatically renews for successive 12 month periods. We cannot reasonably predict or estimate the financial impact of the agreement with Cardinal but believes it will have a material impact on our results of operations.

EXPENSES

         Operating expenses were $2,316,000 and $2,128,000 for the three months and $7,852,000 and $6,377,000 for the nine months ended September 30, 2006 and 2005, respectively.

         The increase in operating expenses for the nine months ended September 30, 2006 when compared to September 30, 2005, was primarily the result of salaries and employee benefits, which increased by $471,000. Our Compensation Committee, which is comprised of three independent directors for purposes of AMEX rules, determines and recommends to our Board the cash and stock based compensation to be paid to our executive officers and also reviews the amount of salary and bonus for each of our other officers and employees. The most significant component of employee compensation is stock based compensation expense. For the nine months ended September 30, 2006, we recorded $1,297,000 relating to grants of nonqualified stock options and $1,102,000 related to restricted stock awards to our employees and non-employee directors. During the nine months ended September 30, 2005, we recorded $1,231,000 relating to grants of nonqualified stock options and $1,287,000 related to restricted stock awards to our employees and non-employee directors. The issuance of stock options and restricted stock awards to our employees and non-employee directors resulted in a decrease in expenses of $119,000 for the nine month period ended September 30, 2006. Therefore, excluding stock based compensation, salaries and employee benefits increased by $590,000. The increase in employee compensation of $590,000 is attributed to a combination of factors. During the three months ended March 31, 2005 no salary expense was incurred on four highly compensated employees. The absence of salary expense on these four highly compensated employees resulted in an increase of $130,000 during the nine months ended September 30, 2006. This increase reflects a non-recurring severance package of $180,000 that was paid to Milton "Todd" Ault III, our former Chairman and Chief Executive Officer during January 2006. In July 2006, subsequent to the payment of Mr. Ault's severance package, Mr. Ault was re-appointed as our Chief Executive Officer. In consideration of Mr. Ault's re-appointment as Chief
Executive Officer, Mr. Ault has agreed to cash compensation of $1 per year. Another significant factor that significantly increased employee compensation during the nine months ended September 30, 2006 was the additional salaries of four key executives covered by employment agreements.

         At September 30, 2006, four of our executives were covered under employment agreements. Our Chief Financial Officer, William B. Horne, is covered under a two year employment agreement with annual base compensation of $150,000; our Chief Executive Officer of Surgicount Medical, Inc., Bill Adams is covered under a three year employment agreement with annual base compensation of $300,000; our President of Sales and Marketing of Surgicount Medical, Inc., Richard Bertran, is covered under a three year employment agreement with annual base compensation of $200,000 and; our Chief Operating Officer of Surgicount Medical, Inc., James Schafer, is covered under a two year employment agreement with annual base compensation of $100,000. The addition of these employment contracts effectively increased employee compensation during the nine months ended September 30, 2006 by $350,000. The remaining increase in employee compensation is attributed to an overall increase in benefits associated with the individuals that are covered under employment contracts. None of our other executives our currently covered under an employment agreement, therefore, we are under no financial obligation, other than monthly salaries, for our other executive officers. Currently, monthly gross salaries for all of our employees are $130,000. We believe, as with all our operating expenses, that our existing cash resources, together with proceeds from investments, anticipated financings and expected revenues from our operations, should be adequate to fund our salary obligations.

         The second largest component of our operating expenses is professional fees, which decreased by $374,000 during the nine months ended September 30, 2006 compared to the amount reported during the nine months ended September 30, 2005. This decrease is primarily comprised of decreases in stock based compensation to outside consultants of $587,000 offset by an overall increase paid to consultants used to generate awareness and train health care professionals in the use of our Safety-Sponge(TM) System. As in the case of employee compensation, stock based compensation expense is the most significant component of professional fees. During the nine months ended September 30, 2006 and 2005, professional fees included stock based compensation related to the issuances of restricted stock and warrants of $604,000 and $1,191,000, respectively. Of these amounts, warrant issuances accounted for $457,000 and $759,000, respectively. A significant amount of the warrants issued during the nine months ended September 30, 2006, relate to a consulting agreement that we entered into in February 2006 with Analog Ventures, LLC ("ANALOG VENTURES") whereby Analog Ventures agreed to consult with us on matters relating primarily to the divestiture of our non-core assets and assist us in our efforts to focus our business exclusively on the patient safety medical products field. As an incentive for entering into the agreement, we agreed to issue Analog Ventures a warrant to purchase 175,000 shares of our common stock at an exercise price of $3.95, exercisable for 3 years. We recognized an expense of $405,000 related to these warrants. During the nine months ended September 30, 2005 the primary amount of the warrants issued related to a consulting agreement with Health West Marketing Incorporated ("HEALTH WEST") that we entered into in April 2005. As an incentive for entering into the agreement, we agreed to issue Health West a callable warrant to purchase 150,000 shares of our common stock at an exercise price of $5.95, exercisable for 5 years. We recognized an expense of $527,000 related to these warrants. In addition to the stock based compensation that we recognized as a result of our agreement with Health West, we issued additional warrants during the nine months ended September 30, 2005 valued at $231,000 to purchase shares of common stock to two consultants performing investor relations services.

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

         The increase in amortization expense, which reflected an increase of $54,000, of our patents was caused by the full quarter of amortization during the three months ended March 31, 2006 as opposed to a partial quarter during the three months ended March 31, 2005. The entire capitalized costs of Surgicount's patents, valued at $4,685,000, are being amortized over their approximate useful life of 14.4 years. Since the Surgicount patents were not acquired until the end of February 2005, amortization for the three months ended March 31, 2005 was only $27,000 as opposed to $81,000 during the three months ended March 31, 2006.

         In response to the financial constraints stemming from our unsuccessful efforts to raise the necessary capital to continue the planned build-out on the additional car wash facilities, coupled with our emphasis on the patient safety markets, we evaluated alternative methods to divest the car wash services segment. Recognizing that revenues and cash flows would be lower than expected from the car wash services segment, we determined that a triggering event had occurred and conducted an interim goodwill impairment analysis in the quarters ended June 30, 2006 and September 30, 2006. As a result of our goodwill impairment analyses, we recorded goodwill impairment charges of $971,036 and nil during the nine months ended September 30, 2006 and 2005, respectively. This goodwill impairment related to goodwill that resulted from the Company's acquisition of ASG. The fair value of our reporting units were estimated using the expected present value of future cash flows and the valuation employed a combination of present value techniques to measure fair value and considered market factors.

         General and administrative expenses experienced an increase of $137,000 during the current nine month reporting period over the prior year. Travel related expenses are a large component of general and administrative expenses and represented an increase of $73,000. This increase was attributed to expenses incurred in marketing our Safety-Sponge(TM) System to hospitals throughout the United States, attendance at trade shows and conventions to promote the
Company's Safety-Sponge(TM) System, and travel abroad to inspect the manufacturing facilities for our Safety-Sponge(TM) System. The remaining increase in general and administrative expenses is a combination of a several types of expenses, none of which are significant individually.

INTEREST, DIVIDEND INCOME AND OTHER, NET

         We had interest income of $2,000 and $41,000 for the nine months ended September 30, 2006 and 2005, respectively.

         The decrease in interest income for the nine months ended September 30, 2006 when compared to September 30, 2005 was primarily the result of a decreased amount of fixed income investments held throughout the period, primarily during the first quarter of 2005. At March 31, 2005, we held in marketable securities approximately $2.5 million in U.S. Treasuries as opposed to no investments in U.S. Treasuries during the nine months ended September 30, 2006. Based upon our current cash position and future cash requirements we only expect to generate an immaterial amount of interest income during the current year.

REALIZED GAINS (LOSSES) ON INVESTMENTS, NET

         During the nine months ended September 30, 2006, we realized net losses of $1,437,000 primarily due to our write down of 950,000 shares of IPEX common stock with a cost bases of $1,458,000.

         During the nine months ended September 30, 2005, we realized net gains of $253,000 from the sale of our marketable securities.

         We have relied and we continue to rely to a large extent upon proceeds from sales of investments rather than investment income to defray a significant portion of our operating expenses. Because such sales cannot be predicted with certainty, we attempt to maintain adequate working capital to provide for fiscal periods when there are no such sales.

INTEREST EXPENSE

         We had interest expense of $3,285,000 and $85,000 for the nine months ended September 30, 2006 and 2005, respectively.

     The increase in interest expense for the nine months ended September 30, 2006 when compared to September 30, 2005 is primarily attributable to the non-cash interest charges incurred as a result of the debt discount associated with our short-term debt financings. During the nine months ended September 30, 2006 we recorded $2,872,000 in non-cash interest charges. These charges resulted from the issuance of debt that either had conversion prices on the date of issuance that was below the fair market value of the underlying common stock or required the issuance of warrants to purchase shares of our common stock, which required us to record an expense based on the estimated fair value of the warrant. The remaining increase in interest expense is attributable to the overall increase in borrowings that occurred during the nine months ended September 30, 2006 of $5,939,000.

UNREALIZED GAINS (LOSSES) ON MARKETABLE SECURITIES, NET

         Unrealized appreciation of investments increased by $17,000 during the nine months ended September 30, 2006, primarily due to the sale of 108,200 shares of Tuxis Corporation common stock, which at December 31, 2005 had unrealized depreciation of $134,000. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment.

         Unrealized appreciation of investments decreased by $81,000 during the nine months ended September 30, 2005, primarily due to the price depreciation of our marketable securities

ACCUMULATED OTHER COMPREHENSIVE INCOME

         Unrealized gains (losses) on our investments designated as available-for-sale are recorded in accumulated other comprehensive income. At September 30, 2006, we classified all of our restricted holdings in Digicorp as available-for-sale. At September 30, 2006, the unrealized losses on our restricted holdings in Digicorp amounted to ($34,000), whereas at December 31, 2005, the unrealized gains (losses) on our restricted holdings in IPEX and Digicorp amounted to ($328,000) and $2,703,000, respectively. The cumulative decrease in net unrealized gains amounts to $2,409,000.

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

         Because there is no public market for the equity interests of some of the small companies in which we have invested, the valuation of such the equity interests is subject to the estimate of our Board of Directors. In making its determination, the Board may consider valuation information provided by an independent third party or the portfolio company itself. In the absence of a readily ascertainable market value, the estimated value of our equity investments may differ significantly from the values that would be placed on them if a liquid market for the equity interests existed. Any changes in valuation are recorded in our consolidated statements of operations as either "Unrealized losses on marketable securities, net" or "Other comprehensive income."

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE HAVE JUST BEGUN TO GENERATE SALES FROM OUR SAFETY-SPONGE(TM) SYSTEM AND THE REVENUES HAVE BEEN NOMINAL TO DATE. A SUBSTANTIAL AMOUNT OF OUR REVENUE DURING THE NINE MONTHS ENDED SEPTEMBER 30, 2006 IS FROM A RELATED PARTY. BECAUSE OF THIS, YOU SHOULD NOT RELY ON OUR HISTORICAL RESULTS OF OPERATIONS AS AN INDICATION OF OUR FUTURE PERFORMANCE.

         We have not made any significant amount of sales or generated any significant amount of revenue to date from our Safety-Sponge(TM) System. Further, of our $358,000 of revenue during the nine months ended September 30, 2006, $104,000 was generated from a contract to provide management consulting services to one of our portfolio companies IPEX, Inc., which is considered a related party. Our future success is dependent on our ability to develop our patient-safety related assets into a successful business, which depends upon wide-spread acceptance of and commercializing our Safety-Sponge(TM) System. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. As a result, you should not rely on our historical results of operations as an indication of the future performance of our business.

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

TOGETHER WITH OUR SUBSIDIARIES, WE MAY HAVE TO TAKE ACTIONS THAT ARE DISRUPTIVE TO OUR BUSINESS STRATEGY TO AVOID REGISTRATION UNDER THE 1940 ACT.

         The 1940 Act generally requires public companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities to register as investment companies. A company may be deemed to be an investment company if it owns "investment securities" with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or exclusion applies. Securities issued by companies other than majority-owned subsidiaries are generally counted as investment securities for purposes of the 1940 Act. While on an unconsolidated basis, our subsidiaries' assets which constitute investment securities have not approached 40%, as of September 30, 2006, 20.4% of our assets on a consolidated basis with subsidiaries were comprised of investment securities. If Patient Safety Technologies, Inc. or any of its subsidiaries were to own investment securities with a value exceeding 40% of its total assets it could require the subsidiary and/or Patient Safety Technologies, Inc. to register as an investment company under the 1940 Act. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, building and operating companies in the medical products and healthcare services industries, particularly the patient safety field. Moreover, registration under the 1940 Act would subject us to increased regulatory and compliance costs, and other restrictions on the way we operate. We may also have to take actions, including buying, refraining from buying, selling or refraining from selling securities, when we would otherwise not choose to do so in order to continue to avoid registration under the 1940 Act.

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

         We have received shareholder approval to sell equity and/or debt securities up to $10 million in any calendar year to Milton "Todd" Ault, III, Lynne Silverstein, Louis Glazer, M.D., Ph.G., and Melanie Glazer. Mr. Ault is our former Chairman and current Chief Executive Officer, Ms. Silverstein is our President and Secretary, Mr. Glazer is our present Chairman and former Chief Executive Officer and the Chief Health and Science Officer of our subsidiary Patient Safety Consulting Group, LLC, and Mrs. Glazer is the former Manager of our closed subsidiary Ault Glazer Bodnar Capital Properties, LLC and also is Mr. Glazer's spouse. If we propose to sell more than $10 million of securities in a calendar year to such persons additional shareholder approval would be required. Although we do not currently anticipate selling equity or debt securities to these persons if we do sell any such securities it will result in dilution to your ownership and voting rights and/or possibly result in our incurring substantial debt. Any such equity financing would result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. Any such debt financing may be convertible into common stock which would result in dilution to our stockholders and would have rights that are senior to our common stock. Further, any debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities, which could strain our capital resources.

SHOULD THE VALUE OF OUR PATENTS BE LESS THAN THEIR PURCHASE PRICE, WE COULD INCUR SIGNIFICANT IMPAIRMENT CHARGES.

         At September 30, 2006, patents received in the acquisition of Surgicount Medical, Inc., net of accumulated amortization, represented $4,170,000, or 35.8%, of our total assets. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist to determine if the recorded amount of our patents is impaired. This determination requires significant judgment and changes in our estimates and assumptions could materially affect the determination of fair value and/or impairment of patents. We may incur charges for the impairment of our patents in the future if sales of our patient safety products, in particular our Safety-Sponge(TM) System, fail to achieve our assumed revenue growth rates or assumed operating margin results.

WE MAY NOT BE ABLE TO EFFECTIVELY INTEGRATE OUR ACQUISITION TARGETS, WHICH WOULD BE DETRIMENTAL TO OUR BUSINESS.

         On February 25, 2005, we purchased Surgicount Medical, Inc., a holding company for intellectual property rights relating to our Safety-Sponge(TM) System. We anticipate seeking other acquisitions in furtherance of our plan to acquire assets and businesses in the patient safety medical products industry. Acquisitions involve numerous risks, including potential difficulty in integrating operations, technologies, systems, and products and services of acquired companies, diversion of management's attention and disruption of operations, increased expenses and working capital requirements and the potential loss of key employees and customers of acquired companies. In addition, acquisitions involve financial risks, such as the potential liabilities of the acquired businesses, the dilutive effect of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for by using the purchase method of accounting, and possible adverse tax and accounting effects. Any of the foregoing could materially and adversely affect our business.

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

         Certain of our officers, directors and/or their family members have existing responsibilities and, in the future, may have additional responsibilities, to act and/or provide services as executive officers, directors, owners and/or managers of Ault Glazer Bodnar & Company Investment Management LLC and/or some of the companies in which we invest. We currently share office space with Ault Glazer Bodnar & Company Investment Management LLC. Milton "Todd" Ault III, our Chief Executive Officer, and William B. Horne, our Chief Financial Officer, are principals of Ault Glazer Bodnar & Company Investment Management LLC. Mr. Ault and Mr. Horne devote approximately 85% of their time to our business, based on a 60-hour, 6-day workweek. Accordingly, certain conflicts of interest may arise from time to time with our officers, directors and Ault Glazer Bodnar & Company Investment Management LLC.

         Certain conflicts of interest may also arise from time to time with our officers, directors and the companies in which we invest. Of our $358,000 of revenue during the nine months ended September 30, 2006, $104,000 was generated from a contract to provide management consulting services to our portfolio company IPEX, Inc. Mr. Ault is currently a director of IPEX, Inc. and he served as interim Chief Executive Officer of IPEX, Inc. from May 26, 2005 until July 13, 2005. From May 28, 2005 until approximately December 14, 2005 Mr. Ault held an irrevocable proxy to vote 67% of the outstanding shares of IPEX, Inc. owned by the former Chief Executive Officer and a founder of IPEX, Inc. Darrell W. Grimsley, Jr., Chief Executive Officer of Automotive Services Group, LLC, a subsidiary which is wholly owned by Automotive Services Group, Inc., served as a director of IPEX, Inc. and a member of its Audit Committee from August 30, 2005 until January 30, 2006. Ms. Campbell served as a director of IPEX, Inc. and Chairman of its Audit Committee from September 23, 2005 until January 30, 2006. Mr. Horne is currently Chief Financial Officer and a director of our portfolio company Digicorp. From September 30, 2005 until December 29, 2005, Mr. Horne also served as Digicorp's Chief Executive Officer and Chairman of Digicorp's Board of Directors. One of our directors and Audit Committee Chairman, Alice Campbell, is currently a director of Digicorp. Mr. Ault served as Chief Executive Officer of Digicorp from April 26, 2005 until September 30, 2005 and Chairman of Digicorp's Board of Directors from July 16, 2005 until September 30, 2005. Ms. Silverstein served as Secretary of Digicorp from April 26, 2005 until December 29, 2005. Mr. Grimsley served as a director of Digicorp from July 16, 2005 until December 29, 2005.

         Because of these possible conflicts of interest, such individuals may direct potential business and investment opportunities to other entities rather than to us, which may not be in the best interest of our stockholders. We will attempt to resolve any such conflicts of interest in our favor. Our Board of Directors does not believe that we have experienced any losses due to any conflicts of interest with the business of Ault Glazer Bodnar & Company Investment Management LLC, other than certain of our officers' responsibility to devote their time to provide management and administrative services to Ault Glazer Bodnar & Company Investment Management LLC. and its clients from time-to-time. Similarly, our Board of Directors does not believe that we have experienced any losses due to any conflicts of interest with the companies in which we hold investments other than certain of our officers' and directors' responsibility to devote their time to provide management services to some of such companies. However, subject to applicable law, we may engage in transactions with Ault Glazer Bodnar & Company Investment Management LLC. and other related parties in the future. These related party transactions may raise conflicts of interest and, although we do not have a formal policy to address such conflicts of interest, our Audit Committee intends to evaluate relationships and transactions involving conflicts of interest on a case-by-case basis and the approval of our Audit Committee is required for all such transactions. The Audit Committee intends that any related party transactions will be on terms and conditions no less favorable to us than terms and conditions reasonably obtainable from third parties and in accordance with applicable law.

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

WE HAVE EXPERIENCED TURNOVER IN OUR CHIEF EXECUTIVE OFFICER POSITION IN RECENT MONTHS AND WE ARE PRESENTLY SEARCHING FOR A NEW CHIEF EXECUTIVE OFFICER TO REPLACE MILTON "TODD" AULT III. IF WE ARE NOT ABLE TO RETAIN A NEW CHIEF EXECUTIVE OFFICER WITH SIGNIFICANT PROFESSIONAL EXPERIENCE IN THE PATIENT SAFETY OR MEDICAL MARKETS AND PUBIC MARKET EXPERIENCE, WE MAY HAVE DIFFICULTY IMPLEMENTING OUR BUSINESS STRATEGY.

         Milton "Todd" Ault, III resigned as our Chairman and Chief Executive Officer on January 9, 2006. On January 7, 2006, our Board of Directors appointed Louis Glazer, M.D., Ph.G. as Chairman and Chief Executive Officer in anticipation of Mr. Ault's resignation. During March 2005, Dr. Glazer had indicated his intent to resign as Chairman and Chief Executive Officer at such time that we retain a suitable candidate for the position of Chief Executive Officer. Due to health concerns, Dr. Glazer resigned his position as Chief Executive Officer on July 11, 2006 and Milton "Todd" Ault, III was re-appointed Chief Executive Officer and a Director of the Company. Our future success is dependent on our ability to attract and retain such a candidate. Although we do not believe we have experienced any losses or negative effects from Mr. Ault's and Dr. Glazer's resignations and we do not expect any adverse consequences in the future, if we are not able to retain a new Chief Executive Officer with significant professional experience in the patient safety or medical markets and public market experience, we may have difficulty implementing our business strategy.

OUR CHIEF EXECUTIVE OFFICER CONTROLS A SIGNIFICANT PORTION OF OUR OUTSTANDING COMMON STOCK AND HIS OWNERSHIP INTEREST MAY CONFLICT WITH OUR OTHER STOCKHOLDERS WHO MAY BE UNABLE TO INFLUENCE MANAGEMENT AND EXERCISE CONTROL OVER OUR BUSINESS.

         As of May 1, 2006, Milton "Todd" Ault, III, our Chief Executive Officer, beneficially owned approximately 50% of our common stock. As a result, Mr. Ault may be able to exert significant influence over our management and policies to:

         o  elect or defeat the election of our directors;

         o amend or prevent amendment of our certificate of incorporation or bylaws;

         o effect or prevent a merger, sale of assets or other corporate transaction; and

         o  control  the  outcome  of  any  other   matter   submitted   to  the
            shareholders for vote.

         Accordingly,   our  other  stockholders  may  be  unable  to  influence
management and exercise control over our business.

RISKS RELATED TO OUR MEDICAL PRODUCTS AND HEALTHCARE-RELATED BUSINESS

WE RELY ON A THIRD PARTY MANUFACTURER AND SUPPLIER TO MANUFACTURE OUR SAFETY-SPONGE(TM) SYSTEM, THE LOSS OF WHICH MAY INTERRUPT OUR OPERATIONS.

         On August 17, 2005, Surgicount entered into an agreement for A Plus International Inc. to be the exclusive manufacturer and provider of Surgicount's Safety-Sponge(TM) products. In the event A Plus International Inc. does not meet the requirements of the agreement, Surgicount may seek additional providers of the Safety-Sponge(TM) products. While our relationship with A Plus International Inc. is currently on good terms, we cannot assure you that we will be able to maintain our relationship with A Plus International Inc. or secure additional suppliers and manufacturers on favorable terms as needed. Although we believe the materials used in the manufacture of the Safety-Sponge(TM) System are readily available and can be purchased and/or produced by multiple vendors, the loss of our agreement with A Plus International Inc., the deterioration of our relationship with A Plus International Inc., changes in the specifications of components used in our products, or our failure to establish good relationships with major new suppliers or manufacturers as needed, could have a material adverse effect on our business, financial condition and results of operations.

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


WE ARE SUBJECT TO GOVERNMENT REGULATION IN THE UNITED STATES AND ABROAD, WHICH CAN BE TIME CONSUMING AND COSTLY TO OUR BUSINESS.

         Our products and operations are subject to extensive regulation by numerous governmental authorities, including, but not limited to, the FDA and state and foreign governmental authorities. In particular, we must obtain specific clearance or approval from the FDA before we can market new products or certain modified products in the United States. The FDA administers the Food, Drug and Cosmetics Act (the "FDC ACT"). Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process ("510(K)") or the more lengthy premarket approval ("PMA") process before they can be sold in the United States. All of our products, currently consisting only of the Safety-Sponge(TM) System, must receive 510(k) clearance or PMA approval. The Safety-Sponge(TM) System has already received 501(k) exempt status from the FDA. To obtain 510(k) marketing clearance, a company must show that a new product is "substantially equivalent" in terms of safety and effectiveness to a product already legally marketed and which does not require a PMA. Therefore, it is not always necessary to prove the actual safety and effectiveness of the new product in order to obtain 510(k) clearance for such product. To obtain a PMA, we must submit extensive data, including clinical trial data, to prove the safety, effectiveness and clinical utility of our products. The process of obtaining such clearances or approvals can be time-consuming and expensive, and there can be no assurance that all clearances or approvals sought by us will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of our products. FDA's quality system regulations also require companies to adhere to certain good manufacturing practices requirements, which include testing, quality control, storage, and documentation procedures. Compliance with applicable regulatory requirements is monitored through periodic site inspections by the FDA. In addition, we are required to comply with FDA requirements for labeling and promotion. The Federal Trade Commission also regulates most device advertising.

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

WE HAVE INVESTED IN NON-MARKETABLE INVESTMENT SECURITIES WHICH MAY SUBJECT US TO SIGNIFICANT IMPAIRMENT CHARGES.

         We have invested in illiquid equity securities acquired directly from issuers in private transactions. At September 30, 2006, 10.7% of our assets on a consolidated basis with subsidiaries was comprised of investment securities, the majority of which are illiquid investments. Investments in illiquid, or non-marketable, securities are inherently risky and a number of the companies we invest in are expected to fail. We review all of our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. The indicators we use to identify those events or circumstances include as relevant, the nature and value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a company in which we hold investments is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. Although we only recognized a $50,000 impairment charge for the fiscal year ended December 31, 2005, since a significant amount of our assets are comprised of non-marketable investment securities, any future impairment charges from the write down in value of these securities will most likely have a material adverse affect on our financial condition.

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

THE LACK OF LIQUIDITY IN OUR INVESTMENTS MAY ADVERSELY AFFECT OUR BUSINESS.

         A portion of our investments consist of securities acquired directly from the issuer in private transactions. Some of these investments are subject to restrictions on resale and/or otherwise are illiquid. While most of these investments are in publicly traded companies, the trading volume in such companies' securities is low which reduces the liquidity of the investment. Additionally, many of such securities are not eligible for sale to the public without registration under the Securities Act of 1933, which could prevent or delay any sale by us of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of our investments, the proceeds of such liquidation may be significantly less than the value at which we acquired those investments.

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

         The fair value of investments that are not publicly traded securities is not readily determinable. Therefore, we value these securities at fair value as determined in good faith by our Board of Directors. The types of factors that our Board of Directors takes into account include, as relevant, the nature and value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed.

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

RISKS RELATED TO OUR CAR WASH BUSINESS

IF A COMPETING CAR WASH FACILITY IS OPENED WITHIN THE SERVICE AREA OF ONE OF OUR EXPRESS CAR WASH SITES OUR CAR WASH BUSINESS MAY LOSE REVENUE.

         Our indirect wholly owned subsidiary Automotive Services Group, LLC ("ASG") is in the business of operating express car wash facilities. ASG's first express car wash site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006. ASG chooses locations for its express car wash sites based on the locations' high visibility and proximity to high automobile traffic. Competitors may develop facilities offering similar services within the service area of ASG's express car wash facilities, which could cause ASG's car wash facilities to lose revenue. ASG will attempt to mitigate this risk during site due diligence, conducting discussions with local permitting and zoning personnel to determine if competing facilities have been planned or requested within the relevant service area. However, such due diligence, no matter how extensive, may not always reveal any planned competing businesses in a particular service area. In addition, a competing car wash site may be developed after ASG begins operating a car wash in a particular service area. If competing facilities are developed in the same service area as one or more of ASG's express car wash sites, it could cause ASG to lose a significant amount of revenue and may require ASG to close one or more express car wash sites.

ADVERSE  WEATHER  CONDITIONS  MAY  CAUSE  ASG'S  EXPRESS  CAR WAS  SITES TO LOSE
REVENUE.

         Automobile owners generally do not wash their vehicles during extreme weather conditions. During rainy periods automobile owners do not generally wash their vehicles because rain and mud causes the vehicles to quickly become dirty again. During periods of severe drought automobile owners may not desire to wash their vehicles because they do not want to endure extreme outdoor temperatures. Further during severe drought conditions local governments tend to impose restrictions on when and in what amounts residents can use water. Any such adverse weather conditions may cause unpredictable business cycles for ASG and may cause ASG's express car wash sites to lose a significant amount of revenue.

RISKS RELATED TO OUR COMMON STOCK

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK MAY CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

         The public market for our common stock has historically been very volatile. Over the past two fiscal years and the subsequent interim quarterly periods, the market price for our common stock has ranged from $0.30 to $7.33 (as adjusted to reflect a 3:1 forward stock split effective April 5, 2005). Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Our common stock is currently listed on the American Stock Exchange ("AMEX"). As of December 15, 2006, the average daily trading volume of our common stock over the past three months was approximately 39,000 shares. The last reported sales price for our common stock on December 15, 2006, was $1.96 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

IF WE FAIL TO MEET CONTINUED LISTING STANDARDS OF AMEX, OUR COMMON STOCK MAY BE DELISTED WHICH WOULD HAVE A MATERIAL ADVERSE EFFECT ON THE PRICE OF OUR COMMON STOCK.

         Our common stock is currently traded on the American Stock Exchange ("AMEX") under the symbol "PST". In order for our securities to be eligible for continued listing on AMEX, we must remain in compliance with certain listing standards. On September 24, 2004, we received a letter from AMEX inquiring as to our ability to remain listed. Specifically, AMEX indicated that our common stock was subject to delisting under sections

1003(a)(i) and 1003(a)(ii) of AMEX's Company Guide because our stockholders' equity was below the level required by AMEX's continued listing standards. Our stockholders' equity fell below the required standard due to years of continued losses. On September 15, 2004, AMEX notified us that it had accepted our proposed plan to comply with AMEX's continued listing standards. Significant events which increased our stockholders' equity in excess of AMEX's continued listing standards were the completion of an approximately $4 million equity financing combined with the acquisition of Surgicount Medical, Inc. which was done primarily through the issuance of common stock. AMEX will normally consider suspending dealings in, or removing from the listing of, securities of a company under Section 1003(a)(i) for a company that has stockholders' equity of less than $2,000,000 if such company has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years; or under Section 1003(a)(ii) for a company that has stockholders' equity of less than $4,000,000 if such company has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years. As of September 30, 2005, our second consecutive quarter in which our stockholders' equity was in excess of $4,000,000, we believe we have re-gained compliance with AMEX's continued listing requirements. However, as of September 30, 2006, our stockholders' equity was below that required under Section 1003(a)(ii) of AMEX's Company Guide. If we fail to become compliant with AMEX's continued listing requirements, our common stock may be delisted which would have a material adverse affect on the price and liquidity of our common stock.

IF WE ARE DELISTED FROM AMEX, OUR COMMON STOCK MAY BE SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC, WHICH WOULD MAKE TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

         The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

             o  that  a  broker  or  dealer  approve  a  person's   account  for
                transactions in penny stocks; and

             o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

         In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

             o  obtain   financial   information   and   investment   experience
                objectives of the person; and

             o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

        The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

             o sets forth the basis on which the broker or dealer made the suitability determination; and

             o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         On January 12, 2006, ASG entered into a Secured Promissory Note with Steven J. Caspi in the principal amount of $1,000,000. As additional consideration for entering into the secured promissory note, Mr. Caspi received warrants to purchase 30,000 shares of the Company's common stock. The warrants are exercisable for a period of five years and have an exercise price of $4.50 per share. The issuance of the above warrants to Mr. Caspi was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Caspi represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

         On February 8, 2006, we entered into a Secured Promissory Note with AGB Acquisition Fund in the principal amount of $687,000. As an inducement for entering into the secured promissory note AGB Acquisition Fund received warrants to purchase 20,608 shares of the Company's common stock. The warrants are exercisable for a period of five years and have an exercise price equal to $3.86. The issuance of the above warrants to AGB Acquisition Fund was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Caspi represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

         On February 13, 2006, the Company issued 175,000 warrants to purchase shares of common stock at $3.95 per share to a consultant. The warrants vested immediately and have a three-year life. The warrants were valued at $405,000 and were expensed during the three months ended March 31, 2006. These securities will be issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. These warrants were issued in reliance upon the exemption provided by
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

         On May 19, 2006, the Company issued 32,120 warrants to purchase shares of common stock at $3.50 per share to a consultant. The warrants vested immediately and have a one-year life. The warrants were valued at approximately $31,000 and are being expensed over the warrant term. These securities will be issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. These warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

         On June 6, 2006 we entered into a Secured Convertible Promissory Note with Alan Morelli in the principal amount of $1,100,000. As an inducement for entering into the secured convertible promissory note, Mr. Morelli received warrants to purchase 401,460 shares of our common stock. On August 17, 2006, we sold shares of our common stock at $1.25 per share thereby requiring modifications to Mr. Morelli's secured convertible promissory note and warrant. These modifications resulted in an adjustment to the conversion price of the Morelli Note from $2.74 to $1.25 per share, an adjustment to the exercise price of the Morelli Warrant, and an increase in the number of shares of common stock available to purchase upon exercise of the Morelli Warrant from 401,460 to 976,351. The warrants are exercisable for a period of five years and have an adjusted exercise price equal to $1.25. The issuance of these securities to Mr. Morelli was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Caspi represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

         On July 12, 2006 we entered into a Convertible Promissory Note with Charles J. Kalina, III in the principal amount of $250,000. As an inducement for entering into the secured promissory note, Mr. Kalina received warrants to purchase 85,000 shares of the Company's common stock. The warrants are exercisable for a period of five years and have an exercise price equal to $2.69. The issuance of these securities to Mr. Kalina was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Caspi represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

         In August 2006, we entered into subscription agreements (the "Agreement") with two unaffiliated accredited investors, pursuant to which we sold 200,000 shares of the Company's common stock, $0.33 par value per share, at a price of $1.25 per share. We received gross proceeds of approximately $250,000 from the sale of our common stock to the accredited investors. Pursuant to the Agreement, we granted the accredited investors piggy back registration rights to register the resale of the shares of common stock. The sale was made in a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

         On September 8, 2006 we entered into a Convertible Promissory Note with Steven J. Caspi in the principal amount of $1,495,000. As an inducement for entering into the secured promissory note, Mr. Caspi received warrants to purchase 250,000 shares of the Company's common stock. The warrants are exercisable for a period of five years and have an exercise price equal to $1.25. The issuance of these securities to Mr. Caspi was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Caspi represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         On January 12, 2006 ASG entered into a secured promissory note with Steven J. Caspi in the principal amount of $1,000,000 (the "CASPI NOTE"). The Caspi Note was due to be repaid on July 13, 2006. The Company is in the process of amending the Caspi Note to extend the due date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS.

   EXHIBIT
   NUMBER                             DESCRIPTION
--------------- ----------------------------------------------------------------

   10.1 Employment Agreement entered into as of July 27, 2006 by and between Patient Safety Technologies, Inc. and Milton "Todd" Ault, III (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2006)

   10.2 Subscription Agreement dated August 30, 2006 between Patient Safety Technologies, Inc. and Nobu Ventures Inc. (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on September 6,
                2006)

   10.3 Letter Agreement entered into November 1, 2006 by and between Trinity River Advisors, LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2006)

   10.4 Supply Agreement entered into November 14, 2006 by and between Surgicount Medical, Inc. and Cardinal Health 200, Inc. (redacted) (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006)

   16.1 Letter from Rothstein, Kass & Company, P.C to the SEC (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on October 12, 2006)

   16.2 Letter from Peterson & Co., LLP to the SEC, dated December 14, 2006 (Incorporated by reference to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2006)

   31.1* Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

   31.2* Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

   32.1* Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

   32.2* Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

------------------------
   * Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PATIENT SAFETY TECHNOLOGIES, INC.


           Date: December 19, 2006           By: /s/ MILTON "TODD" AULT III
                                                ------------------------------
                                                   Milton "Todd" Ault III
                                                   Chief Executive Officer

           Date: December 19, 2006           By: /s/ WILLIAM B. HORNE
                                                 -----------------------------
                                                   William B. Horne
                                                   Chief Financial Officer