Form 10-K
period 2006-12-31
Patient Safety Technologies, Inc
filed 2007-05-16
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                    TO

COMMISSION FILE NUMBER: 001-09727

PATIENT SAFETY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3419202
(State of Incorporation)	(I.R.S. Employer Identification Number)

27555 Ynez Road, Suite 330, Temecula, CA 92591
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (951) 587-6201

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.33 per share	Name of each exchange on which registered N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐    No  ☒ .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No   ☐ .

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

Large accelerated filer ☐	A ccelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act.
Yes  ☐    No   ☒ .

As of May 8, 2007, 9,937,059 shares of the issuer's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates on May 8, 2007 was approximately $10,229,000 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2006

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

PART I

Item 1. Business.

Organizational History

Patient Safety Technologies, Inc. (referred to in this report as the “Company,”  “we,” “us,” and “our”) (formerly known as Franklin Capital Corporation) is a Delaware corporation. Currently, the Company has two wholly-owned operating subsidiaries: (1) SurgiCount Medical, Inc., a California corporation; and (2) Automotive Services Group, Inc. (formerly known as Ault Glazer Bodnar Merchant Capital, Inc.) a Delaware corporation.

The Company, including SurgiCount Medical Inc. (“SurgiCount”), is engaged in the acquisition of controlling interests in companies and research and development of products and services focused primarily in the health care and medical products field, particularly the patient safety markets. SurgiCount is a developer and manufacturer of patient safety products and services. Automotive Services Group, Inc. (“Automotive Services Group”) holds the Company’s investment in Automotive Services Group, LLC (“ASG”), its wholly-owned subsidiary. In addition to the assets that are held in Automotive Services Group, the Company holds various other unrelated investments which it is in the process of liquidating. The unrelated investments are included in a separate segment, financial services and real estate. The Company purchased the remaining equity interest in ASG in March 2006 and during the fourth quarter of 2006 the Company began marketing for sale the assets held in ASG.

The Company was incorporated on March 31, 1987, under the laws of the state of Delaware. Beginning in July 1987 until March 31, 2005 we operated as an investment company registered pursuant to the Investment Company Act of 1940, as amended (the “1940 Act”). In or about August 1997 our Board of Directors determined it would be in the best interest of the Company and our stockholders to elect to become a registered business development company (a “BDC”) under the 1940 Act. On September 9, 1997 our shareholders approved the proposal to be regulated as a BDC and on November 18, 1997 we filed a notification of election to become a BDC with the Securities and Exchange Commission (“SEC”).

On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission. At December 31, 2006, 8.9% of our assets, consisting of our investments in Alacra Corporation, on a consolidated basis with subsidiaries were comprised of investment securities within the meaning of the 1940 Act (“Investment Securities”). If the value of our assets that consist of Investment Securities were to exceed 40% of our total assets (excluding government securities and cash items) on an unconsolidated basis we could be required to re-register as an investment company under the 1940 Act unless an exemption or exclusion applies. We continue to evaluate ways in which we can dispose of these Investment Securities and do not believe that the value of our Investment Securities will increase in an amount that would require us to re-register as a BDC. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, building and operating companies in the patient safety medical products industry. Registration under the 1940 Act would also subject us to increased regulatory and compliance costs, and other restrictions on the way we operate and would change the method of accounting for our assets under GAAP.

Our operations currently focus on the acquisition of controlling interests in companies and research and development of products and services in the health care and medical products field, particularly the patient safety markets. In the past we also focused on the financial services and real estate industries. On October 2005 our Board of Directors authorized us to evaluate alternative strategies for the divesture of our non-healthcare assets. As an extension on our prior focus on real estate, in March 2006 we acquired the remaining 50% equity interest in ASG and upon doing so we entered the business of developing properties for the operation of automated express car wash sites. However, on March 29, 2006, our Board of Directors determined to focus our business exclusively on the patient safety medical products field. The Board of Directors established a special committee in January 2007 to evaluate potential divestiture transactions for ASG and our other real estate assets.

SurgiCount Medical, Inc., developer of the Safety-SpongeTM System, and Automotive Services Group, Inc. (formerly Ault Glazer Bodnar Merchant Capital, Inc.), a holding company for ASG, a company formed to develop properties for the operation of automated car wash sites, are wholly-owned operating subsidiaries, which were either acquired or created to enhance our ability to focus our efforts in each targeted industry. Currently, we are evaluating ways in which to monetize our non-patient safety related assets (the “non-core assets”).

SurgiCount’s Safety-Sponge™ System helps reduce the number of retained sponges and towels in patients during surgical procedures and allows for faster and more accurate counting of surgical sponges. The SurgiCount Safety-SpongeTM System is a patented turn-key array of modified surgical sponges, line-of-sight scanning SurgiCounters, and printPAD printers integrated together to form a comprehensive counting and documentation system. The Safety-Sponge System works much like a grocery store checkout process: Every surgical sponge and towel is affixed with a unique inseparable two-dimensional data matrix bar code and used with a SurgiCounter to scan and record the sponges during the initial and final counts. Because each sponge is identified with a unique code, a SurgiCounter will not allow the same sponge to be counted more than one time. When counts have been completed at the end of a procedure, the system will produce a printed report, or can be modified to work with a hospital's paperless system. By scanning the surgical dressings in at the beginning of a surgical procedure and then scanning them out at the end of the procedure, the sponges can be counted faster and more accurately than traditional methods which require two medical personnel manually counting the used and un-used sponges. The Safety-Sponge System is the only FDA 510k approved computer assisted sponge counting system. SurgiCount is the first acquisition in our plan to become a leader in the patient safety market.

Investments

A summary of our investment portfolio, which is valued at $1,442,000 and represents 12.9% of our total assets, is reflected below. Excluding our real estate investments, our investment portfolio represents 9.0% of our total assets. The investment portfolio is classified as long-term investments.

	December 31,	December 31,
	2006	2005
Alacra Corporation	$1,000,000	$1,000,000
Digicorp	10,969	3,025,398
IPEX, Inc.	—	1,243,550
Real Estate	430,564	481,033
Tuxis Corporation	—	746,580
Other	—	64,170
	$1,441,533	$6,560,731

At December 31, 2006, our investment in Alacra Corporation represented our only significant investment security.

Alacra Corporation

At December 31, 2006, we had an investment in Alacra Corporation ( “Alacra” ), valued at $1,000,000, which represents 8.9% of our total assets. On April 20, 2000, we purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Alacra has recorded revenue growth in every year since the Company’s original investment, further, Alacra is forecasting that 2007 revenues will be approximately $19.2 million, which would represent an increase of 22% over 2006 unaudited revenues. At December 31, 2006, Alacra reported in their unaudited financial statement, total assets of approximately $4.7 million with total liabilities of approximately $7.4 million. Deferred revenue, which represents subscription revenues are amortized over the term of the contract, which is generally one year, and represented approximately $3.7 million of the total liabilities. We have the right, subject to Alacra having the available cash, to have the preferred stock redeemed by Alacra over a period of three years for face value plus accrued dividends beginning on December 31, 2006. Pursuant to this right, in December 2006 we informed management of Alacra that we were exercising our right to put back one-third of our preferred stock. If Alacra has a sufficient amount of cash to redeem our preferred stock we would expect the redemption to occur in the fourth quarter of 2007. In connection with this investment, the Company was granted observer rights on Alacra board of directors meetings.

Alacra, a privately held company based in New York, is a global provider of business and financial information. Alacra provides a diverse portfolio of online services that allow users to find, analyze, package and present business information. Alacra’s customers include more than 750 financial institutions, management consulting, law and accounting firms and other corporations throughout the world. Currently, Alacra’s largest customer segment is investment and commercial banking, followed closely by management consulting, law and multi-national corporations.

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

Real Estate Investments

At December 31, 2006, we had several real estate investments, valued in the aggregate at $431,000, which represents 3.9% of our total assets. In the past we held our real estate investments in Ault Glazer Bodnar Capital Properties, LLC (“AGB Properties”). AGB Properties, which was closed during 2006, was a Delaware limited liability company and a wholly owned subsidiary. The real estate investments, consisting of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee, are currently being marketed for sale. During the year ended December 31, 2006, we received payment on loans that were secured by real estate of $50,000. During the year ended December 31, 2005, we liquidated properties with a cost basis of $113,000, which resulted in a gain of $28,000. We expect that any future gain or loss recognized on the liquidation of some or all of our real estate holdings would be insignificant primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the real estate holdings are located.

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

We are dedicated to leading this effort through the development and introduction of ground-breaking patient safety products such as our lead product, the patented Safety-Sponge™ System, which management believes will allow us to capture a significant portion of the United States and European surgical sponge sales. Based upon assumptions by our management that take into consideration factors such as the approximate number of hospitals and operating rooms in the United States and Europe, the approximate number of surgeries performed annually, and estimates for the average cost of surgical sponges per surgery, we believe that the existing market for surgical sponge sales in the United States and Europe represents a market opportunity equal to or in excess of $650 million in annual sales. Such estimate assumes approximately 61 million surgeries performed annually in the United States and Europe, and an average cost of surgical sponges of $10.60 per surgery. In addition, we believe that our Safety-Sponge™ System could save up to an estimated $1.0 billion annually in retained sponge litigation. The estimated size of the surgical sponge market and actual savings derived from utilizing the Safety-Sponge™ System from retained sponge litigation is based on management’s estimates and assumptions made by management. Although management took into consideration statistics from research and published articles by the American Hospital Association and New England Journal of Medicine, as well as various articles located through a search of retained sponge verdicts, the specific assumptions are management’s interpretation of multiple sources. Further, management believes that a large amount of the litigation relating to medical malpractice claims are settled under the terms of confidential agreements, thus the actual amount of many settlements are never disclosed and therefore subject to speculation.

We intend to target hospitals, physicians, nurses and clinics as our initial source of customers. In addition, we plan to develop strategic alliances with universities, medical facilities and notable medical researchers around the United States that will provide research, development and promotional support for our products and services.

Customers and Distribution

On April 5, 2005, we entered into a consulting agreement with Health West Marketing Incorporated, a California corporation ( “Health West” ), pursuant to which Health West agreed to help us establish a comprehensive manufacturing and distribution strategy for the Safety-Sponge™ System worldwide. The initial term of the agreement was for a period of two years, however, the agreement was terminated with the appointment of Bill Adams, Health West’s Chief Executive Officer, to the position of Chief Executive Officer of SurgiCount effective April 21, 2006. In consideration for Health West's services, the Company agreed to issue Health West 42,017 shares of the Company's common stock. Through December 31, 2006, the Company has issued 26,261 shares, valued at $156,000, primarily for Health West’s assistance in structuring a comprehensive manufacturing agreement with A Plus International Inc. (“A Plus”), which was entered into on August 17, 2005. The Company has agreed to issue the remaining 15,756 shares for Health West’s services in assisting with the development of a regional distribution network to integrate the Safety-Sponge™ System into the existing acute care supply chain. The remaining shares will be issued during 2007. As an additional incentive, the Company granted Health West warrants to purchase a total of 175,000 shares of the Company’s common stock with an exercise price of $5.95 per share.

On November 14, 2006, SurgiCount entered into a Supply Agreement with Cardinal Health 200, Inc. ("Cardinal"). Pursuant to the agreement, Cardinal shall act as the exclusive distributor of SurgiCount's products in the United States, with the exception that SurgiCount may sell its products to one other specified hospital supply company, solely for its sale/distribution to its hospital customers. Under the agreement, SurgiCount agrees to maintain a specified fill rate on all orders for products. The term of the agreement is 36 months, unless earlier terminated as set forth therein. Otherwise, the agreement automatically renews for successive 12 month periods.

If Cardinal receives an offer from another supplier to purchase any or all of the products supplied by SurgiCount under the agreement on more favorable terms and conditions, of better grade or quality, at a more favorable net price or with new or improved technology, Cardinal must provide SurgiCount with written notice of such offer. SurgiCount will have 15 days following the date of the notice to notify Cardinal that it agrees to meet or improve upon such offer. If SurgiCount fails to so notify Cardinal in writing that it will meet or improve upon such offer within such 15 day period, Cardinal may terminate the agreement with respect to the product in question upon written notice to SurgiCount, without further obligation or liability. SurgiCount's notice to Cardinal that it agrees to meet or improve upon such offer shall constitute an amendment to the agreement with respect to those products.

SurgiCount may not assign its interest under the agreement without Cardinal's prior written consent. Further as part of the agreement, SurgiCount executed a Continuing Guaranty agreeing, among other things, to indemnify Cardinal for any loss or claim a) for property damage on account of any SurgiCount product except as may be caused by gross negligence or reckless disregard on the part of Cardinal or any of its employees, or b) arising on account of any infringement by any SurgiCount product of any patent, trademark or other proprietary right of any other party

In addition, the agreement provides that if the Company decides to divest, spin-off or otherwise sell SurgiCount or any material assets of SurgiCount (such as intellectual property) during the term of the agreement, Cardinal shall have a right of first refusal to purchase SurgiCount.

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

SurgiCount began developing the Safety-SpongeTM line of sponges in February 1994 and received confirmation from the U.S. Food and Drug Administration (“FDA”) that, due to the minor nature of the change in surgical sponges attributed to the Safety-SpongeTM line of sponges, a new product listing was not warranted and the Safety-SpongeTM product line was granted 510k exempt status on November 8, 1999. In 2005, SurgiCount requested, and received in March 2006, 510(k) clearance to market and sell its patented Safety-Sponge™ System, which included the Safety-SpongeTM line of sponges.  The Safety-SpongeTM System is an integrated turn-key program of thermally affixed, data matrix tagged surgical sponges, line-of-sight scanning technology, and documentation that offers surgeons and hospitals a solution to gossypiboma - the term for surgical sponges accidentally left inside a human body after surgery.  The Safety-SpongeTM System is the first computer-assisted program of counting sponges ever cleared by the FDA.  The Safety-SpongeTM line of sponges has passed required FDA biocompatibility tests including ISO sensitization, cytotoxicity and skin irritation tests. The Center for Devices and Radiological Health (“CDRH”) handles the premarket notification process for medical devices at the FDA. The CDRH requires the biological evaluation of medical devices to determine the potential toxicity resulting from contact of the component materials of the device with the human body. Evaluation of any new device intended for human use requires data from systemic testing to ensure that the benefits provided by the final product will exceed any potential risk produced by device materials. CDRH Blue Book Memo G95-1 provides guidance for required biocompatibility testing procedures for medical devices. SurgiCount requested specific guidance from the CDRH as to the required biocompatibility tests for the Safety-SpongeTM line of products. The CDRH specifically guided SurgiCount to three required biocompatibility tests for the Safety-SpongeTM line: Cytotoxicity, Sensitization and Irritation/Intracutaneous Reactivity. SurgiCount has performed and in 2003 passed all three of these required biocompatibility tests. Cytotoxicity testing is conducted to determine whether or not the materials used in a medical device are harmfully reactive to certain biological elements on a cellular level. Sensitization or hypersensitivity reactions usually occur as a result of prolonged contact with a chemical substance that interacts with the body’s immune system. The tests are used to eliminate the possibility that patients will be exposed to strong sensitizing chemicals extracted from the medical device.

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

At the time that we acquired SurgiCount we believed that sales of the Safety-SpongeTM System would begin to materialize during the first half of 2005, however, this expectation did not properly take into account the level of work required on software development. Software development, which was initially expected to take a few months, required approximately nine months for completion. Initially, we expected that basic modification to existing software would be sufficient; however, based upon feedback from third party users and consultants we abandoned our plan to modify existing software currently in use and developed our own proprietary software for the system. By developing our own proprietary software we extended the time required to bring Safety-SpongeTM System to market by approximately seven months.

We also did not adequately account for the level of testing that would be performed by the adopters of our Safety-SpongeTM System. Our expectation was that despite the pricing of our sponges, which is on average four times the cost of traditional sponges, hospitals would be eager to order the Safety-SpongeTM System solely because of the anticipated improved level of safety which we believe it provides patients undergoing surgery. Due to the nature of the medical products business, in spite of expectations for improved safety, any change in the procedures requires rigorous rounds of testing and review in every adopter.  Demonstrations are given to relevant parties and small “in-service” (an in-hospital teaching of how to use the system to the relevant staff members) sessions are performed with the results evaluated.  If the results are viewed positively a second larger in-service session is usually performed, which results are again reviewed.  Assuming a positive outcome of the in-service sessions, the entire staff must then be trained to use the system prior to the placement of any order. We currently estimate that the rounds of testing by an adopter could range between one to three months before a final decision is made to purchase our Safety-SpongeTM System. We have seen several successful in-service sessions and began receiving orders for the Safety-SpongeTM System, in limited quantities, during the quarter ended December 31, 2006.

The Safety-SpongeTM System is presently in the optimization and commercialization phase. Development of the Safety-SpongeTM System has been completed and the system is currently being rolled out into the market as a commercial product. As an exhibitor at the 54th Annual AORN Congress (Association of Perioperative Nurses) we demonstrated the Safety-SpongeTM System to the Health Care Community and officially began the national rollout of the Safety-SpongeTM System.

We intend to conduct further research and development to advance our products. However, we expect that any costs associated with R&D on our Safety-SpongeTM product will be insignificant and intend to outsource much of the R&D functions so that we may focus our direct efforts on optimizing the Safety-SpongeTM product and establishing distribution channels with strategic alliances with hospitals to deploy the product. We also seek qualified input from professionals in the healthcare profession as well as University hospitals such as Harvard and the University of California, San Francisco (“UCSF”). These physicians and researchers maintain medical practices primarily at University hospitals and are involved in various research and clinical development programs. We meet on an as needed basis to discuss medical, technology and development issues. Through direct contracts and sponsorship of studies, recommendations from these professionals have improved various aspects of the Safety-SpongeTM System. Examples where recommendations were utilized include: the ideal location for labels, label coarseness and thickness, improved operating room procedures, label structure and scanner functionality.

In the past we have relied on the professional advice of Dr. Jeffrey Pearl relating to operating room procedures and how to best adapt the Safety-SpongeTM for use in an operating room. Dr. Pearl is the Vice-chair of the Department of Surgery at UCSF, as well as the vice dean of the medical school and a highly respected medical researcher. In August of 2005, Dr. Pearl accepted a one-year consulting contract for continued services relating to operating room procedures and integration of the Safety-SpongeTM System. Integration of the Safety-SpongeTM System covers areas such as teaching nurses to use the system, optimum locations in the operating room, and optimum procedures for how to perform the count. The contract provided for a monthly cash payment of $2,000 and warrants to purchase 12,500 shares of our common stock.

We entered into a clinical trial agreement with Brigham and Women's Hospital, the teaching affiliate of Harvard Medical School, relating to SurgiCount's Safety-Sponge TM System. The clinical trial is the result of an on-going collaboration between Harvard and SurgiCount to refine the Safety-SpongeTM System in a clinical optimization study. Under terms of the agreement, Brigham and Women's Hospital collected data on how the Safety-Sponge System saves time, reduces costs and increases patient safety in the operating room. The study also assisted to refine the system's technical processes in the operating room to provide clear guidance and instruction to hospitals, easily integrating the Safety-SpongeTM System into operating rooms. Brigham and Women's Hospital received a non-exclusive license to use the Safety-SpongeTM System, while we will own all technical innovations and other intellectual properties derived from the study. We provided a research grant to Brigham and Women’s Hospital over the course of the clinical trial in the aggregate amount of $431,000 of which $108,000 was paid in 2005. The clinical trials were completed around September 2006.

Manufacturing

We believe that the raw materials used in our products are readily available and can be purchased and/or produced by several different vendors and, therefore, we do not anticipate being dependent on any one vendor for our raw materials.

In order to meet the expected demand for bar-coded surgical dressings SurgiCount entered into an agreement on August 17, 2005 for A Plus to be the exclusive manufacturer and provider of the Safety-Sponge™ products, which includes bar coded gauze sponges, bar coded laparotomy sponges, bar coded O.R. towels and bar coded specialty sponges. Services to be provided by A Plus include manufacturing, packaging, sterilization, logistics and all related quality and regulatory compliance. During the term of the agreement, A Plus agreed not to manufacture, distribute or otherwise supply any bar coded gauze sponges, bar coded laparotomy sponges, bar coded O.R. towels or bar coded specialty sponges manufactured in China for any third party except for SurgiCount. A Plus was founded in 1988 and is a global manufacturer of surgical dressings, patient drapes and surgical gowns. A Plus provides OEM support to the largest healthcare manufacturers and distributors in the world. A Plus employs over 6,000 people in seven factories throughout China and maintains over 200,000 sq. ft. of warehouse space in the United States. While we believe the manufacturing capacity of A Plus will be sufficient to meet our expected demand, in the event A Plus cannot meet our requirements the agreement allows us to retain additional providers of the Safety-Sponge™ products. The term of the agreement was for a period of five years and automatically renewed for successive three-year periods. Either party had the right to terminate the agreement without cause at any time after eight years upon delivery of 90 days prior written notice.

On January 29, 2007, on behalf of SurgiCount, we entered into an Exclusive License and Supply Agreement (the “Supply Agreement”) with A Plus. Pursuant to the agreement, A Plus agreed to act as the exclusive manufacturer for SurgiCount's products. A Plus was previously engaged in the manufacturing of SurgiCount's products under a Supply Agreement dated August 17, 2005, but was not previously granted the exclusive, world-wide license to manufacture and import SurgiCount's products. Pursuant to the Supply Agreement, A Plus was granted the exclusive, world-wide license to manufacture and import SurgiCount's products, including the right to sublicense to the extent necessary to carry out the grant. The Supply Agreement is a requirements contract, with projections of the maximum/minimum level of required inventory to be provided to A Plus on a quarterly basis. The pricing schedule shall remain at its current price for the first three (3) years of the Supply Agreement; thereafter, the pricing schedule shall be based upon the Cotlook Index and the RMB exchange rate. The term of Supply Agreement is eight years.

In conjunction with entering into the Supply Agreement we also entered into a subscription agreement with A Plus, in which we sold to A Plus 800,000 shares of our Common Stock and a warrant to purchase 300,000 shares of our common stock. The Warrant has a term of five (5) years and has an exercise price equal to $2.00 per share. We received gross proceeds of $500,000 in cash and will receive $500,000 in product over the course of the next twelve (12) months. Pursuant to the subscription agreement with A Plus, we agreed to appoint Wayne Lin, the President and Founder of A Plus, to our Board of Directors.

Research and Development

Research and development activities are important to our business. However, at this time we do not have a research facility but rather focus our efforts on acquisitions of companies operating within our target industries that have demonstrated product viability through their own research and development activities. We intend to outsource much of the research and development activities related to improving our existing products or expanding our intellectual property to similar products or products that have similar characteristics in our target industries. We did not incur any costs during the fiscal years ended December 31, 2006 or 2005 relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of consumers. In the future, these costs will be charged directly to income in the year in which they are incurred.

Patents and Trademarks

We intend to make a practice of obtaining patent protection on our products and processes where possible. Our patents and trademarks are protected by registration in the United States and other countries where our products are marketed.

We currently own patents issued in the United States and Europe related to the Safety-Sponge™ System. This is covered by patent #5,931,824 registered with the United States Patent and Trademark Office and patent #1 032 911 B1 registered with the European Patent Office, which permits the holder to label or identify a dressing with a unique identifier. Patent #5,931,824 and #1 032 911 B1 will expire in August of 2019 and March of 2017, respectively. U.S Patent Number 5,931,824 currently underwent a reexamination proceeding in the U.S. Patent Office.  During 2007, we received notification from the U. S. Patent Office that a reexamination certificate will be granted affirming the validity of the reexamined patent with certain amendments to the claims.  Our counsel has reviewed the amended claims and believes that they will cover the Safety-Sponge™ System as well as a broad range of commercially equivalent systems.  In addition to the reexamined patent and the European patent, we have filed one additional U. S. Patent application and one international patent application covering improved methods and systems for the automated counting and tracking of surgical articles, that would provide the Company’s Safety-SpongeTM System with an additional level of protection to prevent competitors from attempting to replicate and market a similar version of the Company’s Safety-SpongeTM System.

Sales of the Safety-Sponge™ System in the future are expected to contribute a significant part of our total revenue. We consider these patents and trademarks in the aggregate to be of material importance in the operation of our business. The loss or expiration of any product patent or trademark could result in a loss of market exclusivity and can result in a significant reduction in sales.

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

Because we have only begun selling and generating revenue from our patient safety products, our competitive position in the medical products and healthcare solutions industry cannot be determined.

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

Real Estate Industry and Express Car Wash Business

We had originally intended for our real estate operations to include a mixture of commercial properties, residential land development projects and other unimproved land, all in various stages of development and all available for sale. Performance of this type of real estate operations would largely have been dependent upon the performance of the operating properties, the current status of our development projects and non-recurring gains or losses recognized when and if real estate assets are sold. The results of operations for these types of real estate operations generally are unpredictable and we probably would have experienced significant year-over-year fluctuations from such operations. The majority of our real estate holdings are owned by ASG, which is wholly owned by our subsidiary Automotive Services Group. During July 2005 we shifted the focus of our real estate operations to the identification of unimproved land for ASG to develop and operate automated car wash sites under the trade name “Bubba’s Express Wash.” ASG’s first express car wash site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006. On July 18, 2005 our wholly owned subsidiary Automotive Services Group (formerly AGB Merchant Capital, Inc.) purchased 50% of the outstanding equity interests of ASG from West Highland, LLC, an unrelated third party, in exchange for $300,000. The remaining 50% interest in ASG was owned by Darrell W. Grimsley until March 15, 2006, when Automotive Services Group entered into a Unit Purchase Agreement to acquire the remaining 50% interest from Mr. Grimsley in exchange for agreeing to issue 200,000 shares of our common stock to Mr. Grimsley. We have consolidated ASG’s operations in our financial statements since we determined that we are the primary beneficiary of ASG, a variable interest entity as defined by FIN 46(R). Pursuant to ASG’s operating agreement, Mr. Grimsley had exclusive control over ASG’s operations from July 18, 2005 until Automotive Services Group purchased the remaining 50% interest on March 15, 2006. Automotive Services Group now owns 100% of the outstanding equity interests in ASG and has exclusive control over ASG as its sole managing member.

In addition to ASG, we had several real estate investments at December 31, 2005 These investments consisted of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas, and 0.61 acres of undeveloped land in Springfield, Tennessee. During 2005, we disposed of eight vacant single family buildings and two multi-unit buildings in Baltimore, Maryland and realized a gain of approximately $28,000. Our real estate investments, other than ASG, are currently held by the Company. As of March 29, 2006, we have determined to dispose of all our real estate holdings, including ASG, in order to focus exclusively on patient safety medical products. Our Board of Directors is currently evaluating the available alternatives to determine the most beneficial method to dispose of our real estate holdings. As of December 31, 2006, we had not generated any revenue, nor do we expect to generate any recurring revenue during 2006, on any of our real estate holdings. In the event that we liquidate some or all of our real estate holdings we expect that any gain or loss recognized on the liquidation would be insignificant to us primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the real estate holdings are located.

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

As described above, ASG presently has one operating Bubba’s Express Wash site which opened on March 8, 2006. As of March 29, 2006, our Board of Directors has determined to dispose of ASG along with all of our other non-patient safety related assets. On April 4, 2007, ASG entered into an agreement for the sale of real property located in Tuscaloosa, Alabama (the “Tuscaloosa Undeveloped Land”) to Twin Properties, LLC. Pursuant to the agreement, ASG agreed to sell the Tuscaloosa Undeveloped Land for a purchase price of $965,000. On April 26, 2007, ASG entered into a binding term sheet to sell its express car wash and a parcel of real property, both located in Birmingham, Alabama, to Charles H. Dellaccio and Darrell Grimsley. Mr. Grimsley is the Chairman of the Board and Chief Executive Officer of Automotive Services Group. The aggregate purchase price for both properties is $2.25 million. To the extent we are successful closing these transactions, we would expect to close on all of the transactions by July 2007.

The Board of Directors established a special committee in January 2007 to evaluate potential divestiture transactions for ASG and our other real estate assets. In conjunction with both the special committee and our Board of Directors, we are continuing to evaluate the available alternatives to determine the most beneficial method to dispose of our remaining non-patient safety related assets. Upon the closing of the above ASG transactions, the remaining assets would consist of two additional properties with a carrying value of $430,000, as well as an investment in a privately held company, Alacra, Inc., valued at $1 Million.

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

Code of Business Conduct and Ethics

Each executive officer and director as well as every employee of the Company is subject to the Company’s Code of Business Conduct and Ethics (the “Code of Ethics” ) which was adopted by the Board of Directors on November 11, 2004 and is filed as Appendix D to the definitive proxy materials filed with the SEC on March 2, 2005. The Code of Ethics applies to all directors, officers and certain employees of the Company, including the chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics may be obtained, without charge, upon a written request mailed to: Patient Safety Technologies, Inc., c/o Corporate Secretary, 27555 Ynez Road, Suite 330, Temecula, CA 92591. The Code of Ethics is also posted on our Internet website, which is located at www.patientsafetytechnologies.com.

Available Information

Copies of our quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Corporate Secretary, Patient Safety Technologies, Inc., 27555 Ynez Road, Suite 330, Temecula, CA 92591 or by calling (951) 587-6201. You may also obtain the documents filed by Patient Safety Technologies, Inc. with the SEC for free at the Internet website maintained by the SEC at www.sec.gov. The Company does not currently make these documents available on its website.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE HAVE JUST BEGUN TO GENERATE SALES FROM OUR SAFETY-SPONGE(TM) SYSTEM AND THE REVENUES HAVE BEEN NOMINAL TO DATE. A SUBSTANTIAL AMOUNT OF OUR REVENUE DURING THE YEAR ENDED DECEMBER 31, 2006 IS FROM A RELATED PARTY. BECAUSE OF THIS, YOU SHOULD NOT RELY ON OUR HISTORICAL RESULTS OF OPERATIONS AS AN INDICATION OF OUR FUTURE PERFORMANCE.

We have not made any significant amount of sales or generated any significant amount of revenue to date from our Safety-Sponge(TM) System. Further, of our $245,000 of revenue during fiscal 2006, $104,000 was generated from a contract to provide management consulting services to one of our portfolio companies IPEX, Inc., which is considered a related party. Our future success is dependent on our ability to develop our patient-safety related assets into a successful business, which depends upon wide-spread acceptance of and commercializing our Safety-Sponge™ System. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. As a result, you should not rely on our historical results of operations as an indication of the future performance of our business.

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

WITHDRAWAL OF OUR ELECTION TO BE TREATED AS A BDC MAY INCREASE THE RISKS TO OUR SHAREHOLDERS SINCE WE ARE NO LONGER SUBJECT TO THE REGULATORY RESTRICTIONS OR FINANCIAL REPORTING BENEFITS OF THE 1940 ACT.

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

TOGETHER WITH OUR SUBSIDIARIES, WE MAY HAVE TO TAKE ACTIONS THAT ARE DISRUPTIVE TO OUR BUSINESS STRATEGY TO AVOID REGISTRATION UNDER THE 1940 ACT.

The 1940 Act generally requires public companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities to register as investment companies. A company may be deemed to be an investment company if it owns "investment securities" with a value exceeding 40% of the value of its total assets (excluding government securities and cash items) on an unconsolidated basis, unless an exemption or exclusion applies. Securities issued by companies other than majority-owned subsidiaries are generally counted as investment securities for purposes of the 1940 Act. While on an unconsolidated basis, our subsidiaries' assets which constitute investment securities have not approached 40%, as of December 31, 2006, 9.0% of our assets on a consolidated basis with subsidiaries were comprised of investment securities. If Patient Safety Technologies, Inc. or any of its subsidiaries were to own investment securities with a value exceeding 40% of its total assets it could require the subsidiary and/or Patient Safety Technologies, Inc. to register as an investment company under the 1940 Act. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, building and operating companies in the medical products and healthcare services industries, particularly the patient safety field. Moreover, registration under the 1940 Act would subject us to increased regulatory and compliance costs, and other restrictions on the way we operate. We may also have to take actions, including buying, refraining from buying, selling or refraining from selling securities, when we would otherwise not choose to do so in order to continue to avoid registration under the 1940 Act.

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

We have received shareholder approval to sell equity and/or debt securities up to $10 million in any calendar year to Milton "Todd" Ault, III, Lynne Silverstein, Louis Glazer, M.D., Ph.G., and Melanie Glazer. Mr. Ault is our former Chairman and Chief Executive Officer, Ms. Silverstein is our Executive Vice-President and Secretary, Mr. Glazer is a Director and our former Chairman and Chief Executive Officer, and Mrs. Glazer is the former Manager of our closed subsidiary Ault Glazer Bodnar Capital Properties, LLC and also is Mr. Glazer's spouse. If we propose to sell more than $10 million of securities in a calendar year to such persons additional shareholder approval would be required. Although we do not currently anticipate selling equity or debt securities to these persons if we do sell any such securities it will result in dilution to your ownership and voting rights and/or possibly result in our incurring substantial debt. Any such equity financing would result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. Any such debt financing may be convertible into common stock which would result in dilution to our stockholders and would have rights that are senior to our common stock. Further, any debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities, which could strain our capital resources.

SHOULD THE VALUE OF OUR PATENTS BE LESS THAN THEIR PURCHASE PRICE, WE COULD INCUR SIGNIFICANT IMPAIRMENT CHARGES.

At December 31, 2006, patents received in the acquisition of SurgiCount Medical, Inc., net of accumulated amortization, represented $4,089,000, or 36.6%, of our total assets. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist to determine if the recorded amount of our patents is impaired. This determination requires significant judgment and changes in our estimates and assumptions could materially affect the determination of fair value and/or impairment of patents. We may incur charges for the impairment of our patents in the future if sales of our patient safety products, in particular our Safety-Sponge™ System, fail to achieve our assumed revenue growth rates or assumed operating margin results.

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

FAILURE TO PROPERLY MANAGE OUR POTENTIAL GROWTH WOULD BE DETRIMENTAL TO OUR BUSINESS.

Any growth in our operations will place a significant strain on our resources and increase demands on our management and on our operational and administrative systems, controls and other resources. There can be no assurance that our existing personnel, systems, procedures or controls will be adequate to support our operations in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. As part of this growth, we may have to implement new operational and financial systems, procedures and controls to expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing, and sales staffs. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to effectively integrate them into our existing staff and systems. We may fail to adequately manage our anticipated future growth. We will also need to continue to attract, retain and integrate personnel in all aspects of our operations. Failure to manage our growth effectively could hurt our business.

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

Certain of our officers, directors and/or their family members had existing responsibilities to act and/or provide services as executive officers, directors, owners and/or managers of Ault Glazer Asset Management (“AG Management”) (f/k/a Ault Glazer Bodnar & Company Investment Management LLC), its affiliates and/or some of the companies in which we had invested. We currently share office space with AG Management. William B. Horne, our Chief Executive Officer and Chief Financial Officer, was a principal of AG Management. Mr. Horne devoted approximately 85% of his time to our business, based on a 60-hour, 6-day workweek. Accordingly, certain conflicts of interest may arise from time to time with our officers, directors and AG Management.

Certain conflicts of interest may also arise from time to time with our officers, directors and the companies in which we invest. Of our $245,000 of revenue during the year ended December 31, 2006, $104,000 was generated from a contract to provide management consulting services to our portfolio company IPEX, Inc. Mr. Ault, our former Chief Executive Officer is currently a director of IPEX, Inc. and he served as interim Chief Executive Officer of IPEX, Inc. from May 26, 2005 until July 13, 2005. From May 28, 2005 until approximately December 14, 2005 Mr. Ault held an irrevocable proxy to vote 67% of the outstanding shares of IPEX, Inc. owned by the former Chief Executive Officer and a founder of IPEX, Inc. Darrell W. Grimsley, Jr., Chief Executive Officer of Automotive Services Group, LLC, a subsidiary which is wholly owned by Automotive Services Group, Inc., served as a director of IPEX, Inc. and a member of its Audit Committee from August 30, 2005 until January 30, 2006. Ms. Campbell, our former director, served as a director of IPEX, Inc. and Chairman of its Audit Committee from September 23, 2005 until January 30, 2006. Mr. Horne is a director of our portfolio company Digicorp. From December 29, 2005 until April 20, 2007, Mr. Horne also served as Digicorp’s Chief Financial Officer and from September 30, 2005 until December 29, 2005, Mr. Horne also served as Digicorp's Chief Executive Officer and Chairman of Digicorp's Board of Directors. One of our former directors, Alice Campbell, is currently a director of Digicorp. Mr. Ault served as Chief Executive Officer of Digicorp from April 26, 2005 until September 30, 2005 and Chairman of Digicorp's Board of Directors from July 16, 2005 until September 30, 2005. Ms. Silverstein served as Secretary of Digicorp from April 26, 2005 until December 29, 2005. Mr. Grimsley served as a director of Digicorp from July 16, 2005 until December 29, 2005.

Due to the potential conflicts of interest that could arise from the divestiture of our non-patient safety related assets as well as the anticipated restructuring of debt with related parties, the Board of Directors established a special committee in January 2007 to evaluate any potential divestiture or debt restructuring transaction. The special committee evaluated several alternative divestiture transactions for ASG and determined that in some instances the most favorable transactions involved transactions with a related party. Specificially, ASG’s sale of its express car wash and a parcel of real property to Charles H. Dellaccio and Darrell Grimsley. The special committee will also begin to evaluate the impact of restructuring debt with Ault Glazer Capital Partners, LLC, a portion of which is currently in default.

Because of these possible conflicts of interest, such individuals may direct potential business and investment opportunities to other entities rather than to us, which may not be in the best interest of our stockholders. We will attempt to resolve any such conflicts of interest in our favor. Our Board of Directors does not believe that we have experienced any losses due to any conflicts of interest with the business of AG Management, other than certain of our officers' responsibility to devote their time to provide management and administrative services to AG Management and its clients from time-to-time. Similarly, our Board of Directors does not believe that we have experienced any losses due to any conflicts of interest with the companies in which we hold investments other than certain of our officers' and directors' responsibility to devote their time to provide management services to some of such companies. However, subject to applicable law, we may engage in transactions with AG Management and other related parties in the future. These related party transactions may raise conflicts of interest and, although we do not have a formal policy to address such conflicts of interest, our Audit Committee intends to evaluate relationships and transactions involving conflicts of interest on a case-by-case basis and the approval of our Audit Committee is required for all such transactions. The Audit Committee intends that any related party transactions will be on terms and conditions no less favorable to us than terms and conditions reasonably obtainable from third parties and in accordance with applicable law.

OUR MANAGEMENT HAS LIMITED EXPERIENCE IN MANAGING AND OPERATING A PUBLIC COMPANY. ANY FAILURE TO COMPLY OR ADEQUATELY COMPLY WITH FEDERAL SECURITIES LAWS, RULES OR REGULATIONS COULD SUBJECT US TO FINES OR REGULATORY ACTIONS, WHICH MAY MATERIALLY ADVERSELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Prior to the change in control that occurred in October 2004, members of our current senior management had limited experience operating a public company. Therefore, our senior management lacks practical experience operating a public company and relies in many instances on the professional experience and advice of third parties including its consultants, attorneys and accountants. Failure to comply or adequately comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition.

WE HAVE EXPERIENCED TURNOVER IN OUR CHIEF EXECUTIVE OFFICER POSITION IN RECENT MONTHS AND IF WE ARE NOT ABLE TO RETAIN OUR NEW CHIEF EXECUTIVE OFFICER, WILLIAM HORNE, WE MAY HAVE DIFFICULTY IMPLEMENTING OUR BUSINESS STRATEGY.

Milton "Todd" Ault, III resigned as our Chairman and Chief Executive Officer on January 9, 2006. On January 7, 2006, our Board of Directors appointed Louis Glazer, M.D., Ph.G. as Chairman and Chief Executive Officer in anticipation of Mr. Ault's resignation. During March 2005, Dr. Glazer had indicated his intent to resign as Chairman and Chief Executive Officer at such time that we retain a suitable candidate for the position of Chief Executive Officer. Due to health concerns, Dr. Glazer resigned his position as Chief Executive Officer on July 11, 2006 and Milton "Todd" Ault, III was re-appointed Chief Executive Officer and a Director of the Company. On January 5, 2007, Milton “Todd” Ault, III resigned as our Chief Executive Officer and on January 9, 2007, Milton “Todd” Ault, III resigned as our Chairman. On January 9, 2007, our Board of Directors appointed William B. Horne as our Chief Executive Officer. Our future success is dependent on our ability to retain our Chief Executive Officer. Although we do not believe we have experienced any losses or negative effects from Mr. Ault's and Dr. Glazer's resignations and we do not expect any adverse consequences in the future, if we are not able to retain our current Chief Executive Officer we may have difficulty implementing our business strategy.

OUR FORMER CHIEF EXECUTIVE OFFICER CONTROLS A SIGNIFICANT PORTION OF OUR OUTSTANDING COMMON STOCK AND HIS OWNERSHIP INTEREST MAY CONFLICT WITH OUR OTHER STOCKHOLDERS WHO MAY BE UNABLE TO INFLUENCE MANAGEMENT AND EXERCISE CONTROL OVER OUR BUSINESS.

As of May 8, 2007, Milton "Todd" Ault, III, our former Chief Executive Officer, beneficially owned approximately 31% of our common stock. As a result, Mr. Ault may be able to exert significant influence over our management and policies to:

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

RISKS RELATED TO OUR MEDICAL PRODUCTS AND HEALTHCARE-RELATED BUSINESS

WE RELY ON A THIRD PARTY MANUFACTURER AND SUPPLIER TO MANUFACTURE OUR SAFETY-SPONGE(TM) SYSTEM, THE LOSS OF WHICH MAY INTERRUPT OUR OPERATIONS.

On January 29, 2007, SurgiCount entered into an agreement for A Plus International Inc. to be the exclusive manufacturer and provider of SurgiCount's Safety-Sponge™ products and granted A Plus the exclusive, world-wide license to manufacture and import SurgiCount's products including the right to sublicense to the extent necessary to carry out the grant. A Plus was previously engaged in the manufacturing of SurgiCount's products under a Supply Agreement dated August 17, 2005, but was not previously granted the exclusive, world-wide license to manufacture and import the products. In the event A Plus International Inc. does not meet the requirements of the agreement, SurgiCount may seek additional providers of the Safety-Sponge™ products. While our relationship with A Plus International Inc. is currently on good terms, we cannot assure you that we will be able to maintain our relationship with A Plus International Inc. or secure additional suppliers and manufacturers on favorable terms as needed. Although we believe the raw materials used in the manufacture of the Safety-Sponge™ System are readily available and can be purchased and/or produced by multiple vendors, the loss of our agreement with A Plus International Inc., the deterioration of our relationship with A Plus International Inc., changes in the specifications of components used in our products, or our failure to establish good relationships with major new suppliers or manufacturers as needed, could have a material adverse effect on our business, financial condition and results of operations.

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

Through our subsidiary SurgiCount Medical, Inc. we have general liability insurance to cover claims up to $3,000,000. This insurance covers the clinical trial/time study relating to the bar coding of surgical sponges only. In addition, A Plus International, Inc., the manufacturer of our surgical sponges, maintains general liability insurance for claims up to $4,000,000 that covers product liability claims against SurgiCount Medical, Inc. There can be no assurance that one or more liability claims will not exceed the coverage limits of any of such policies. If we or our manufacturer are subjected to product liability claims, the result of such claims could harm our reputation and lead to less acceptance of our products in the healthcare products market. In addition, if our insurance or our manufacturer's insurance is not sufficient to cover product liability claims, our business and financial condition will be materially adversely affected.

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

WE HAVE INVESTED IN NON-MARKETABLE INVESTMENT SECURITIES WHICH MAY SUBJECT US TO SIGNIFICANT IMPAIRMENT CHARGES.

We have invested in illiquid equity securities acquired directly from issuers in private transactions. At December 31, 2006, 9.0% of our assets on a consolidated basis with subsidiaries was comprised of investment securities, the majority of which are illiquid investments. Investments in illiquid, or non-marketable, securities are inherently risky and a number of the companies we invest in are expected to fail. We review all of our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. The indicators we use to identify those events or circumstances include as relevant, the nature and value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a company in which we hold investments is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. We recognized impairment charges of $1,445,000 and $50,000 for the fiscal years ended December 31, 2006 and 2005, respectively. Since a significant amount of our assets are comprised of non-marketable investment securities, any future impairment charges from the write down in value of these securities will most likely have a material adverse affect on our financial condition.

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

THERE IS UNCERTAINTY REGARDING THE VALUE OF OUR INVESTMENTS THAT ARE NOT PUBLICLY TRADED SECURITIES, WHICH COULD ADVERSELY AFFECT THE DETERMINATION OF OUR ASSET VALUE.

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

RISKS RELATED TO OUR REAL ESTATE HOLDINGS

THE VALUE OF REAL ESTATE FLUCTUATES DEPENDING ON CONDITIONS IN THE GENERAL ECONOMY AND THE REAL ESTATE BUSINESS. THESE CONDITIONS MAY LIMIT THE PROCEEDS FROM SALES OF OUR REAL ESTATE PROPERTIES AND AVAILABLE CASH.

The value of our real estate holdings is affected by many factors including, but not limited to: national, regional and local economic conditions; consequences of any armed conflict involving or terrorist attacks against the United States; our ability to secure adequate insurance; local conditions such as an oversupply of space or a reduction in demand for real estate in a particular area; competition from other available space; whether tenants consider a property attractive; the financial condition of tenants, including the extent of tenant bankruptcies or defaults; whether we are able to pass some or all of any increased operating costs through to tenants; how well we manage our properties; fluctuations in interest rates; changes in real estate taxes and other expenses; changes in market rental rates; the timing and costs associated with property improvements and rentals; changes in taxation or zoning laws; government regulation; potential liability under environmental or other laws or regulations; and general competitive factors. The proceeds we expect to receive may not materialize as a result of adverse changes in any of these factors. If expected proceeds fail to materialize, we generally would expect to have less cash available to pay our operating costs. In addition, some expenses, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related value of our real estate holdings decline.

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

The public market for our common stock has historically been very volatile. Over the past two fiscal years and the subsequent interim quarterly periods, the market price for our common stock has ranged from $0.30 to $7.33 (as adjusted to reflect a 3:1 forward stock split effective April 5, 2005). Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Our common stock is currently on the OTC Bulletin Board under the symbol PSTX. Prior thereto, the Company’s common stock was traded on the American Stock Exchange ("AMEX") under the symbol “PST.” As of May 8, 2007, the average daily trading volume of our common stock over the past three months was approximately 9,000 shares. The last reported sales price for our common stock on May 8, 2007, was $1.70 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC, WHICH WOULD MAKE TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

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

Item 1B. Unresolved Staff Comments.

The Company has 22 unresolved comments relating to its prior periodic reports. The Company anticipates responding to these comments in May 2007.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 27555 Ynez Road, Suite 330, Temecula, CA 92591. We are responsible for paying approximately $4,300 per month for the lease expense associated with our headquarters. Our office space is currently approximately 2,000 square feet.

Our indirect wholly owned subsidiary, ASG owns property in Birmingham, Alabama and its immediate surrounding areas. Development on ASG’s first automated car wash site was completed in March 2006 and ASG held its grand opening on March 8, 2006. The cost of this property, as carried in our financial statements, is approximately $1.5 million. ASG also owns two other parcels of undeveloped land which were initially purchased to develop additional automated car wash sites. The cost of these two parcels of undeveloped land, as carried in our financial statements, is approximately $1.7 million.

In addition, we also have several real estate investments. These investments range in cost, as carried in our financial statements, from $180,000 to $250,000 and are comprised of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee. Management does not currently believe that the Company’s real estate holdings represent a material risk to the Company.

Item 3. Legal Proceedings.

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit in the Superior Court of the State of California for the county of Los Angeles, Central District against us and five other defendants affiliated with Winstar Communications, Inc. The plaintiffs are attempting to collect a default judgment of $5,014,000 entered against Winstar Global Media, Inc. (“WGM”) by a federal court in New York, by attempting to enforce the judgment against us and the other defendants, none of whom are judgment debtors. Further, the plaintiffs are attempting to enforce their default judgment against us when their initial lawsuit in federal court against us was dismissed on the merits. The Court granted plaintiffs leave to amend the current Complaint after twice granting our motions to dismiss.   Plaintiffs made some changes to their Complaint and dropped two other defendants. On April 18, 2007, we filed our Answer setting forth our numerous defenses.  We believe the lawsuit is without merit and will be dismissed upon Summary Judgment.  In any event we intend to vigorously defend against the lawsuit.  However, an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

On February 3, 2006, WGM filed a lawsuit against us in the United States District Court, Southern District of New York. The WGM lawsuit attempts to collect upon the $1,000,000 note between the Company and Winstar Communications, Inc. (“Winstar”). As part of the purchase price paid by us on August 28, 2001 for an investment in Excelsior Radio Networks, Inc., we issued a $1,000,000 note to Winstar. This note was due February 28, 2002 with interest at 3.54% but in accordance with the terms of the purchase the Company had a right of offset against certain representations and warranties made by Winstar. On September 5, 2006, the Company reached a settlement agreement with WGM whereas the Company agreed to pay Winstar $750,000, pursuant to an agreed upon payment schedule, on or before July 2, 2007. On November 7, 2006, The United States Bankruptcy Court for the District of Delaware, approved the Company’s settlement agreement with WGM.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our shareholders during the year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Transfer Agent

Transfer Online, Inc., 317 SW Alder Street, 2nd Floor, Portland, OR 97204 (Telephone (503) 227-2950) serves as transfer agent for the Company’s common stock. Certificates to be transferred should be mailed directly to the transfer agent, preferably by registered mail.

Market Prices

The Company’s common stock has been quoted on the OTC Bulletin Board since February 16, 2007 under the symbol PSTX. Prior thereto, the Company’s common stock was traded on the American Stock Exchange under the symbol “PST.” The following table sets forth the range of the high and low selling price of the Company’s common stock during each quarter of the last two fiscal years, as reported by the American Stock Exchange.

	Fiscal 2006		Fiscal 2005
Fiscal Quarter	High	Low	High	Low

First Quarter Ended March 31	$4.70	$2.27	$7.33	$4.18
Second Quarter Ended June 30	$4.30	$2.60	$6.23	$3.20
Third Quarter Ended September 30	$3.25	$1.45	$3.90	$2.90
Fourth Quarter Ended December 31	$3.97	$0.57	$4.64	$3.21

Dividends

The Company paid nil, $19,163, and $76,650 in dividends to preferred stockholders during 2006, 2005 and 2004, respectively, and has not paid any dividends to common stockholders during the past three years. Dividends to preferred stockholders are cumulative and paid at the rate of 7% a year. We currently have no intention of paying dividends on our common stock.

Stockholders

As of May 8, 2007, there were approximately 634 holders of record of the Company’s common stock. The Company has 25,000,000 shares of common stock authorized, of which 9,937,059 were issued and outstanding at May 8, 2007. The Company has 1,000,000 shares of convertible preferred stock authorized, of which 10,950 were issued and outstanding at May 8, 2007.

Recent Sales of Unregistered Securities

On January 12, 2006, ASG entered into a Secured Promissory Note with Steven J. Caspi in the principal amount of $1,000,000. As additional consideration for entering into the secured promissory note, Mr. Caspi received warrants to purchase 30,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years and have an exercise price of $4.50 per share. The issuance of the above warrants to Mr. Caspi was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Caspi represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

On February 8, 2006, we entered into a Secured Promissory Note with AGB Acquisition Fund in the principal amount of $687,000. As an inducement for entering into the secured promissory note AGB Acquisition Fund received warrants to purchase 20,608 shares of the Company’s common stock. The warrants are exercisable for a period of five years and have an exercise price equal to $3.86. The issuance of the above warrants to AGB Acquisition Fund was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Caspi represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

On February 13, 2006, the Company issued 175,000 warrants to purchase shares of common stock at $3.95 per share to a consultant. The warrants vested immediately and have a three-year life. The warrants were valued at $405,000 and were expensed during the three months ended March 31, 2006. These warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On March 15, 2006 the Company, Automotive Services Group, ASG and Darell W. Grimsley, Jr. entered into a Unit Purchase Agreement for Automotive Services Group to purchase a 50% equity interest (the “Membership Interest”) in ASG from Mr. Grimsley. As consideration for the Membership Interest the Company issued Mr. Grimsley 200,000 shares of the Company’s common stock. Mr. Grimsley will continue to act as Chairman and Chief Executive Officer of Automotive Services Group. The issuance of the above shares to Mr. Grimsley was exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Grimsley represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

On May 19, 2006, the Company issued 32,120 warrants to purchase shares of common stock at $3.50 per share to a consultant. The warrants vested immediately and have a one-year life. The warrants were valued at approximately $31,000 and are being expensed over the warrant term. These securities will be issued pursuant to Section 4(2) of the Securities Act. These warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On June 6, 2006 we entered into a Secured Convertible Promissory Note with Alan Morelli in the principal amount of $1,100,000. As an inducement for entering into the secured convertible promissory note, Mr. Morelli received warrants to purchase 401,460 shares of our common stock. On August 17, 2006, we sold shares of our common stock at $1.25 per share thereby requiring modifications to Mr. Morelli’s secured convertible promissory note and warrant. These modifications resulted in an adjustment to the conversion price of the Morelli Note from $2.74 to $1.25 per share, an adjustment to the exercise price of the Morelli Warrant, and an increase in the number of shares of common stock available to purchase upon exercise of the Morelli Warrant from 401,460 to 976,351. The warrants are exercisable for a period of five years and have an adjusted exercise price equal to $1.25. The issuance of these securities to Mr. Morelli was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Morelli represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

On July 12, 2006 we entered into a Convertible Promissory Note with Charles J. Kalina, III in the principal amount of $250,000. As an inducement for entering into the secured promissory note, Mr. Kalina received warrants to purchase 85,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years and have an exercise price equal to $2.69. The issuance of these securities to Mr. Kalina was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Kalina represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

In August 2006, we entered into subscription agreements with two unaffiliated accredited investors, pursuant to which we sold 200,000 shares of the Company’s common stock, $0.33 par value per share, at a price of $1.25 per share. We received gross proceeds of approximately $250,000 from the sale of our common stock to the accredited investors. Pursuant to the subscription agreement, we granted the accredited investors piggy back registration rights to register the resale of the shares of common stock. The sale was made in a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

On September 8, 2006 we entered into a Convertible Promissory Note with Steven J. Caspi in the principal amount of $1,495,000. As an inducement for entering into the secured promissory note, Mr. Caspi received warrants to purchase 250,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years and have an exercise price equal to $1.25. The issuance of these securities to Mr. Caspi was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Caspi represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

Between September 15, 2006 and November 1, 2006, the Company issued 70,694 shares of Common Stock to two employees and a consultant. The Common Stock was issued for accrued salaries and services. The Common Stock was valued at approximately $190,000. These shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On November 1, 2006 we entered into a Convertible Promissory Note with Michael G. Sedlak in the principal amount of $71,000. As an inducement for entering into the secured promissory note, Mr. Sedlak received warrants to purchase 20,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years and have an exercise price equal to $1.25. The issuance of these securities to Mr. Sedlak was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Sedlak represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

On November 1, 2006 we entered into a Convertible Promissory Note with James Sveinson in the principal amount of $102,000. As an inducement for entering into the secured promissory note, Mr. Sveinson received warrants to purchase 20,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years and have an exercise price equal to $1.25. The issuance of these securities to Mr. Sveinson was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Sveinson represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

On November 3, 2006 we entered into a Convertible Promissory Note with Charles J. Kalina, III in the principal amount of $400,000. As an inducement for entering into the secured promissory note, Mr. Kalina received warrants to purchase 100,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years and have an exercise price equal to $1.25. The issuance of these securities to Mr. Kalina was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Caspi represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

On November 13, 2006 we entered into a Promissory Note with Herbert Langsam, a Director of the Company, in the principal amount of $100,000. As an inducement for entering into the secured promissory note, Mr. Langsam received warrants to purchase 50,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years and have an exercise price equal to $1.25. The issuance of these securities to Mr. Langsam was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Mr. Langsam represented that he is an accredited investor and that he is able to bear the economic risk of his investment.

On November 18, 2006, the Company issued 12,500 warrants to purchase shares of common stock at $2.00 per share to a consultant. The warrants vested immediately and have a three-year life. The warrants were valued at approximately $2,000 and were expensed at the time of issuance. These securities will be issued pursuant to Section 4(2) of the Securities Act. These warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

Between November 30, 2006 and December 15, 2006, the Company entered into a subscription agreement and sold an aggregate of 238,000 shares of its Common Stock and warrants to purchase an aggregate of up to 119,000 shares of its Common Stock in a private placement transaction to certain accredited investors. The warrants are exercisable for a period of three years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. The Company received aggregate gross proceeds of $298,000. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On December 26, 2006 we entered into a Promissory Note with Maroon Creek Capital, LP (“Maroon”), a California limited partnership, in the principal amount of $81,000. As an inducement for entering into the secured promissory note, Maroon received warrants to purchase 30,000 shares of the Company’s common stock. The warrants are exercisable for a period of five years and have an exercise price equal to $2.00. The issuance of these securities to Maroon was exempt from registration requirements pursuant to Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. No advertising or general solicitation was employed in offering the securities and Maroon represented that it is an accredited investor and that it is able to bear the economic risk of his investment.

On December 31, 2006, the Company issued 56,340 warrants to purchase shares of common stock at $1.25 per share to the Company’s placement agent, Ault Glazer & Co., LLC, (the “Placement Agent”). The warrants vested immediately and have a five-year life. The warrants were valued at approximately $62,000 and were expensed at the time of issuance. These securities will be issued pursuant to Section 4(2) of the Securities Act. These warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On December 31, 2006, the Company issued 19,040 warrants to purchase shares of common stock at $2.00 per share to the Company’s Placement Agent. The warrants vested immediately and have a five-year life. The warrants were valued at approximately $17,000 and were expensed at the time of issuance. These securities will be issued pursuant to Section 4(2) of the Securities Act. These warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

Between January 1, 2007 and April 6, 2007, the Company issued 79,138 shares of Common Stock to various employees, directors, consultants and creditors. The Common Stock was issued for services and payment of accrued interest. The Common Stock was valued at approximately $131,000. These shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On January 29, 2007, the Company entered into a subscription agreement and sold an aggregate of 800,000 shares of its Common Stock and warrants to purchase an aggregate of up to 300,000 shares of its Common Stock in a private placement transaction to A Plus, an accredited investor. The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. The Company received gross proceeds of $500,000 in cash and will receive $500,000 in product over the course of the next twelve (12) months. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On January 29, 2007, the Company entered into a subscription agreement with several unaffiliated accredited investors in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to these accredited investors an aggregate of 104,000 shares of its common stock and warrants to purchase an additional 52,000 shares of its common stock. The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. These issuances resulted in aggregate gross proceeds to the Company of $130,000. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On January 30, 2007, the Company issued 8,320 warrants to purchase shares of common stock at $2.00 per share to the Company’s Placement Agent. The warrants vested immediately and have a five-year life. The warrants were valued at approximately $8,000 and were expensed at the time of issuance. These securities will be issued pursuant to Section 4(2) of the Securities Act of 1933. These warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

Between March 7, 2007 and April 5, 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to these accredited investors an aggregate of 2,000,000 shares of its common stock and warrants to purchase an additional 1,000,000 shares of its common stock. The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. These issuances resulted in aggregate gross proceeds to the Company of $2,500,000. We are required to use our reasonable best efforts to cause the registration statement to become effective within 120 days after the Closing Date, April 5, 2007. If the registration statement has not been filed on or prior to the 120th day after the Closing Date, we will issue, as liquidated damages, to the purchasers of the 2,000,000 shares of our Common Stock and the warrants to purchase 1,000,000 shares of our Common Stock warrants with a term of five years and an exercise price of $2.00 per share to purchase shares of our Common Stock equal to 2.5% of the number of shares of Common Stock purchased by the purchasers. We intend to use the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On April 5, 2007, the Company issued 89,600 warrants to purchase shares of common stock at $2.00 per share to the Company’s Placement Agent. The warrants vested immediately and have a five-year life. The warrants were valued at approximately $81,000 and were expensed at the time of issuance. These securities will be issued pursuant to Section 4(2) of the Securities Act of 1933. These warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

Item 6. Selected Financial Data.

The following selected financial data for the fiscal year ended December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our financial statements which have been audited by Ernst & Young, LLP (December 31, 2002 and 2003), Rothstein Kass (December 31, 2004 and 2005), and Squar, Milner, Peterson, Miranda & Williamson, LLP (December 31, 2006), our independent registered public accounting firms.  The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

BALANCE SHEET DATA
as of December 31,	2006	2005	2004	2003	2002
Total assets	$11,181,446	$16,033,865	$6,934,243	$3,258,032	$4,632,338

Liabilities	$9,638,092	$6,659,923	$3,367,974	$1,233,894	$1,364,798

Net assets	$1,543,354	$9,120,950	$3,566,269	$2,024,138	$3,267,540

Shares outstanding	6,561,195	5,672,445	4,670,703	3,060,300	3,148,800

OPERATING DATA
for the year ended December 31,	2006	2005	2004	2003	2002

Revenues from related parties	$103,875	$562,374	$-	$180,000	$450,000

Interest, dividend income and other, net	$2,251	$42,476	$11,056	$3,159	$5,081

Operating expenses	$7,850,090	$8,384,525	$2,923,983	$1,236,623	$1,950,049

Realized (loss) gains on investments, net	$(1,541,506)	$2,014,369	$1,591,156	$430,883	$237,327

Unrealized gains (losses) on marketable securities, net	$16,901	$32,335	$(1,054,702)	$(475,605)	$1,663,304

Net gain (loss) attributable to common shareholders	$(13,699,802)	$(5,983,223)	$(2,485,407)	$(1,217,741)	$255,110

Basic and diluted net income (loss) per common share	$(2.15)	$(1.11)	$(0.75)	$(0.39)	$0.08

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

Overview

Until March 31, 2005, Patient Safety Technologies, Inc., a Delaware corporation (referred to herein as the “Company,” “we,” “us,” and “our” ), elected to be a Business Development Company ( “BDC” ) under the Investment Company Act of 1940, as amended (the “1940 Act” ). On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission. At December 31, 2006, 8.9% of our assets, consisting primarily of our investment in Alacra Corporation, on a consolidated basis with subsidiaries were comprised of investment securities within the meaning of the 1940 Act (“Investment Securities”). If the value of our assets that consist of Investment Securities were to exceed 40% of our total assets (excluding government securities and cash items) on an unconsolidated basis we could be required to re-register as an investment company under the 1940 Act unless an exemption or exclusion applies. We continue to evaluate ways in which we can dispose of these Investment Securities and do not believe that the value of our Investment Securities will increase in an amount that would require us to re-register as a BDC. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, building and operating companies in the patient safety medical products industry. Registration under the 1940 Act would also subject us to increased regulatory and compliance costs, and other restrictions on the way we operate and would change the method of accounting for our assets under GAAP.

We have two wholly-owned operating subsidiaries: (1) SurgiCount Medical, Inc., a California corporation; and (2) Automotive Services Group, Inc., (formerly known as Ault Glazer Bodnar Merchant Capital, Inc.) a Delaware corporation.

We are engaged in the acquisition of controlling interests in companies and research and development of products and services focused primarily in the health care and medical products field, particularly the patient safety markets. SurgiCount is a developer and manufacturer of patient safety products and services. In the past we also focused on the financial services and real estate industries, however, on March 29, 2006, our Board of Directors determined to focus our business on the patient safety medical products field. Automotive Services Group holds our investment in ASG, its wholly-owned express car wash subsidiary. In addition to the assets that are held in Automotive Services Group, we hold various other unrelated investments which we are in the process of liquidating. The unrelated investments are included in a separate segment, financial services and real estate. We purchased the remaining equity interest in ASG in March 2006 and during the fourth quarter of 2006 we began marketing for sale the assets held in ASG.

SurgiCount’s Safety-Sponge™ System helps reduce the number of retained sponges and towels in patients during surgical procedures and allows for faster and more accurate counting of surgical sponges. The SurgiCount Safety-SpongeTM System is a patented turn-key array of modified surgical sponges, line-of-sight scanning SurgiCounters, and printPAD printers integrated together to form a comprehensive counting and documentation system. The Safety-Sponge System works much like a grocery store checkout process: Every surgical sponge and towel is affixed with a unique inseparable two-dimensional data matrix bar code and used with a SurgiCounter to scan and record the sponges during the initial and final counts. Because each sponge is identified with a unique code, a SurgiCounter will not allow the same sponge to be counted more than one time. When counts have been completed at the end of a procedure, the system will produce a printed report, or can be modified to work with a hospital's paperless system. By scanning the surgical dressings in at the beginning of a surgical procedure and then scanning them out at the end of the procedure, the sponges can be counted faster and more accurately than traditional methods which require two medical personnel manually counting the used and un-used sponges. The Safety-Sponge System is the only FDA 510k approved computer assisted sponge counting system. SurgiCount is the first acquisition in our plan to become a leader in the patient safety market.

Our principal executive offices are located at 27555 Ynez Road, Suite 330, Temecula, CA 92591. Our telephone number is (951) 587-6201. Our website is located at http://www.patientsafetytechnologies.com .

Critical accounting policies and estimates

The below discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting policy relates to the valuation of our investments in non-marketable equity securities, valuation of our intangible assets and stock based compensation.

Valuation of Non-Marketable Equity Securities

In the past we invested in illiquid equity securities acquired directly from issuers in private transactions. These investments are generally subject to restrictions on resale or otherwise are illiquid and generally have no established trading market. Additionally, our investment in Alacra, our only remaining investment in a privately held company, will not be eligible for sale to the public without registration under the Securities Act of 1933. Because of the type of investments that we made and the nature of our business, our valuation process requires an analysis of various factors.

Investments in non-marketable securities are inherently risky and the one remaining privately held company that we have invested in may fail. Its success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on its future prospects, it may not be able to raise additional funds when needed or it may receive lower valuations, with less favorable investment terms than in previous financings, likely causing our investments to become impaired.

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

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a portfolio company is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If a portfolio company obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. We recognized $1,445,000, $50,000 and nil, in impairments during the years ended December 31, 2006, 2005, and 2004, respectively.

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

Valuation of Intangible Assets

We assess the impairment of intangible assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of intangible assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows. If an asset grouping’s carrying value is not recoverable through the related cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. Impairments of intangible assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our limited operating history and the early stage of development of some of our intangible assets, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. To date we have not recognized impairments on any of our intangible assets related to the Safety Sponge™ System.

Stock-Based Compensation

We have adopted the provisions of SFAS No. 123(R), Share-Based Payment, effective January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods in which the Company granted employee stock options have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R). The fair value of each option grant, nonvested stock award and shares issued under the employee stock purchase plan were estimated on the date of grant using the Black-Scholes option pricing model and various inputs to the model. Expected volatilities were based on historical volatility of our stock. The expected term represents the period of time that grants and awards are expected to be outstanding. The risk-free interest rate approximates the U.S. treasury rate corresponding to the expected term of the option, and dividends were assumed to be zero. These inputs are based on our assumptions, which include complex and subjective variables. Other reasonable assumptions could result in different fair values for our stock-based awards.

Stock-based compensation expense, as determined using the Black-Scholes option pricing model, is recognized on a straight line basis over the service period, net of estimated forfeitures. Forfeiture estimates are based on historical data. To the extent actual results or revised estimates differ from the estimates used, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 will be effective beginning January 1, 2007. We are currently evaluating the impact of implementation on our consolidated financial statements but we do not believe the adoption of this statement will have a material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. This statement is effective for us in the first quarter of fiscal 2008. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value, but does not expand the use of fair value in any new circumstances. We do not expect the adoption of this statement to have a material impact on our financial condition or results of operations.

See Note 2 to the consolidated financial statements for a complete discussion of recent accounting pronouncements.

Financial Condition, Liquidity and Capital Resources

Our cash and marketable securities were $4,000 at December 31, 2006, versus $79,000 at December 31, 2005. Total current liabilities were $5,700,000 at December 31, 2006, versus $4,000,000 at December 31, 2005. Included in current liabilities at December 31, 2006 and December 31, 2005 is a note payable, and accrued interest on such note, payable to Winstar Communications, Inc. (“Winstar”) in the amount of $450,000 and $939,000, respectively. The due date on the note payable to Winstar was February 28, 2002. However, as a result of the lawsuits filed against us by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. the due date of the note was extended until the lawsuit is settled. However, on February 3, 2006 Winstar Global Media, Inc. (“WGM”) filed a lawsuit claiming that we were in default under the terms of the note. On September 5, 2006, subject to the approval of The United States Bankruptcy Court for the District of Delaware, which was granted on November 7, 2006, the Company reached a settlement agreement with WGM whereas the Company agreed to pay Winstar $750,000, pursuant to an agreed upon payment schedule, on or before July 2, 2007. On November 7, 2006, The United States Bankruptcy Court for the District of Delaware, approved the Company’s settlement agreement with WGM. Pursuant to the settlement agreement, the Company made payments of $300,000 during 2006 and the remaining $450,000 during the three months ended March 31, 2007. The Company recorded a gain of $191,000 on the elimination of principal and interest in excess of the settlement amount.

During 2005 our Board authorized us to invest our cash balances in the public equity and debt markets as appropriate to maximize the short-term return on such assets. Such investments are typically short-term and focus on what we believe to be mispriced domestic public equities and instruments.

In August 2005, we entered into an agreement with the financial institution IXIS Derivatives Inc. to borrow against securities which we held. The agreement, which extended for 53 weeks, was subject to a premium of up to 6% of the amount of the borrowings which is amortized on a straight line basis over the term of the agreement. At December 31, 2005, we terminated the August 2005 agreement with IXIS Derivatives Inc. To the extent the agreement was terminated early, we did not incur a premium for the amount of time that the agreement was terminated. The agreement also provided that in addition to the securities held by the financial institution, we pledge a total of 25% of the value of the securities in cash. The pledged cash was reduced daily by the amount of the earned premium and protected the financial institution from decreases in the market value of the securities. Any decrease in the market value of the pledged securities in excess of 5% over the securities notional value would require us to fund additional monies, such that 25% of the initial borrowing, as adjusted by the earned premium, was covered. If we failed to fund additional monies the financial institution had the right to liquidate the pledged securities. In the event the proceeds from liquidation were insufficient to cover the amount of the borrowings, the financial institution’s sole recourse was against the pledged cash. During January 2006, we renewed our August 2005 agreement with IXIS Derivatives Inc. to borrow against securities and during the quarter ended September 30, 2006 terminated this agreement and the agreement was closed upon our liquidation of the underlying assets. We currently have no plans to renew this form of financing in the future.

We had a working capital deficit of approximately $5,433,000 at December 31, 2006 and we continue to have recurring losses. In the past we have relied upon private placements of equity and debt securities and we may rely on private placements to fund our capital requirements in the future. We have received shareholder approval to sell equity and/or debt securities of the Company up to $10 million in any calendar year to our former Chairman and Chief Executive Officer, Milton “Todd” Ault, III, to the Company’s Executive Vice President and Secretary, Lynne Silverstein, to another former Chairman and Chief Executive Officer, Louis Glazer, and to the former Manager of our closed subsidiary Ault Glazer Bodnar Capital Properties, LLC and Mr. Glazer’s spouse, Melanie Glazer. If we proposed to sell more than $10 million of securities in a calendar year to such persons additional shareholder approval would be required. We do not currently anticipate selling equity or debt securities to these persons and, in the event we elected to pursue such an investment, we cannot guarantee that such persons would be willing to further invest in the Company. We have, however, received funding from Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”). AG Management is the managing member of the Fund. The managing member of AG Management is The Ault Glazer Group, Inc. (“The AG Group”) (f/k/a Ault Glazer Bodnar & Company, Inc.). The Company’s former Chairman and former Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of The AG Group.

On January 12, 2006, Steven J. Caspi (“Caspi”) loaned $1,000,000 to ASG. As consideration for the loan, ASG issued Caspi a promissory note in the principal amount of $1,000,000 (the “Caspi Note”) and granted Caspi a mortgage on certain real estate owned by ASG and a security interest on all personal property and fixtures located on such real estate as security for the obligations under the Caspi Note. In addition, we entered into an agreement guaranteeing ASG’s obligations pursuant to the Caspi Note and Caspi received warrants to purchase 30,000 shares of our common stock at an exercise price of $4.50 per share. We recorded debt discount in the amount of $92,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. The Caspi Note initially accrued interest at the rate of 10% per annum, which together with principal, was due to be repaid on July 13, 2006. The Caspi Note was not repaid by the scheduled maturity and to date has not been extended. The Caspi Note is in default and therefore accruing interest at the rate of 18% per annum. During the year ended December 31, 2006, the Company had incurred interest expense of $130,000 on the Caspi Note, of which $75,000 is accrued at December 31, 2006.

From September 8, 2006 through September 19, 2006, Caspi loaned the Company a total of $1,495,000, all of which is outstanding at December 31, 2006. As consideration for the loan, the Company issued Caspi a Convertible Promissory Note in the principal amount of $1,495,000 (the “Second Caspi Note”). The Second Caspi Note bears interest at the rate of 12% per annum and is due upon the earlier of March 31, 2008 or, the occurrence of an event of default, and is convertible into shares of the Company’s common stock at $1.25 per share. As security for the performance of the Company’s obligations pursuant to the Second Caspi Note, the Company granted Caspi a security interest in certain real property. Caspi received warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. During the year ended December 31, 2006, the Company had incurred interest expense, excluding amortization of debt discount, of $56,000 on the Second Caspi Note, all of which is accrued at December 31, 2006.

As the effective conversion price of the Second Caspi Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $769,000 based on the intrinsic value of the beneficial conversion feature of the note.

The warrant issued to Mr. Caspi in conjunction with the Second Caspi Note will expire after September 8, 2011. The Company recorded debt discount in the amount of $231,000 based on the estimated fair value of the warrants. The debt discount as a result of the beneficial conversion feature of the note and the estimated fair value of the warrants will be amortized as non-cash interest expense over the term of the debt using the effective interest method. Through December 31, 2006, interest expense of $123,000 has been recorded from the debt discount amortization.

From January 11, 2006 through September 30, 2006 AGB Acquisition Fund, a related party, loaned the Company a total of $443,000 to cover a portion of our operating expenses, all of which was repaid.

On February 8, 2006, AGB Acquisition Fund loaned $687,000 to ASG (the “ASG Note”) to purchase land for an additional car wash facility. The loan was evidenced by a secured promissory note accompanied by a real estate mortgage relating to certain real property located in Jefferson County, Alabama (the “Property”). The ASG Note, as amended, bears interest at the rate of 10% per annum and was due on September 15, 2006. The ASG Note is in default and classified with current liabilities on the balance sheet. AGB Acquisition Fund received warrants to purchase 20,608 shares of our common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. We recorded debt discount in the amount of $44,000 based on the estimated fair value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. As additional security for the performance of ASG’s obligations pursuant to the ASG Note, ASG granted AGB Acquisition Fund a security interest in all personal property and fixtures located at the ASG Property. During the year ended December 31, 2006, the Company incurred interest expense, excluding amortization of debt discount, of $61,000 on the ASG Note.

In addition, as of December 31, 2006, AGB Acquisition Fund had loaned an aggregate of $1,495,000 to ASG to pay for the land and constructions costs of ASG’s first car wash facility, pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "Real Estate Note"). The Real Estate Note bears interest at the rate of 3% above the Prime Rate as published in the Wall Street Journal (8.25% at December 31, 2006). All unpaid principal, interest and charges under the Real Estate Note are due in full on July 31, 2010. The Real Estate Note is collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and AGB Acquisition Fund. During the years ended December 31, 2006 and 2005, the Company incurred interest expense of $160,000 and 29,000, respectively, on the Real Estate Note, all of which is accrued at December 31, 2006.

From March 7, 2006 through October 16, 2006, the Fund loaned the Company a total of $524,000, of which $130,000 was repaid. The outstanding balance at December 31, 2006 is $394,000. The loans were advanced to us pursuant to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) entered into with AGB Acquisition Fund on March 7, 2006. The Revolving Line of Credit allows us to request advances of up to $500,000 from AGB Acquisition Fund and will be primarily used to cover our operating expenses. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six month periods upon mutual agreement of the parties. Each advance under the Revolving Line of Credit is evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit must be repaid with interest at the Prime Rate plus 1% within 60 days from issuance and are convertible into shares of our common stock at the option of AGB Acquisition Fund at a price of $3.10 per share. Our obligations pursuant to such secured promissory notes are secured by our assets, personal property and fixtures, inventory, products and proceeds therefrom. During the year ended December 31, 2006, the Company had incurred interest expense of $16,000 on the Revolving Line of Credit, of which $13,000 is accrued at December 31, 2006.

On May 1, 2006, Herbert Langsam, a Class II Director of the Company, loaned the Company $500,000. The loan is documented by a $500,000 Secured Promissory Note (the “Langsam Note”). The Langsam Note accrues interest at the rate of 12% per annum and had a maturity date of November 1, 2006. The Langsam Note is in default and classified with current liabilities on the balance sheet. In the event of breach or default on any provision of the Langsam Note, the interest rate will increase to 16% per annum. Pursuant to the terms of a Security Agreement dated May 1, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Langsam Note.

On November 13, 2006, Mr. Langsam loaned the Company an additional $100,000. The loan is documented by a $100,000 Secured Promissory Note (the “Second Langsam Note”). The Second Langsam Note accrues interest at the rate of 12% per annum and had a maturity date of May 13, 2007. The Second Langsam Note is in default and classified with current liabilities on the balance sheet. In the event of breach or default on any provision of the Second Langsam Note, the interest rate will increase to 16% per annum. Pursuant to the terms of a Security Agreement dated November 13, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Second Langsam Note. Mr. Langsam received warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $17,000 as the estimated value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method.

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

In August 2006, prior to the repayment of the Morelli Note, the Company sold shares of its common stock at $1.25 per share thereby requiring modifications to both the Morelli Warrant and Morelli Note. These modifications resulted in an adjustment to the conversion price of the Morelli Note, an adjustment to the exercise price of the Morelli Warrant and an increase in the number of shares of common stock available to purchase upon exercise of the Morelli Warrant. These modifications were sufficiently different from the initial terms of the Morelli Note and Morelli Warrant, requiring the Company to account for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, “Debtor’s Accounting and Modification on Exchange of Debt Instruments”.

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

On July 12, 2006 we executed a Convertible Promissory Note in the principal amount of $250,000 (the “Kalina Note”) and a warrant for the Purchase of 85,000 Shares of our common stock (the “Kalina Warrant”) in favor of Charles J. Kalina, III (“Kalina”), an existing shareholder of the Company. The Kalina Note accrues interest at the rate of 12% per annum throughout the term of the loan. The principal amount of the Kalina Note and any accrued but unpaid interest was due to be paid upon the earlier of October 10, 2006, or the occurrence of an event of default. Principal and interest on the Kalina Note was convertible into our shares of common stock at a conversion price of $3.00. The Kalina Warrant has an exercise price of $ 2.69 per share and will expire on July 11, 2011. We recorded debt discount in the amount of $161,000 based on the estimated fair value of the Kalina Warrants. The debt discount was amortized as non-cash interest expense over the term of the debt using the effective interest method.

On November 3, 2006, Kalina converted the Kalina Note into a new Convertible Promissory Note in the principal amount of $400,000 (the “Second Kalina Note”) and a warrant for the purchase of 100,000 Shares of our common stock exercisable at $1.25 per share (the “Second Kalina Warrant”). The Second Kalina Note bears interest at the rate of 12% per annum, is due to be paid on January 31, 2008, and is convertible into shares of the Company’s common stock at $1.25 per share. As the effective conversion price of the Second Kalina Note on the date of issuance was below the fair market value of the underlying common stock, the Company will record debt discount in the amount of $77,000 based on the intrinsic value of the beneficial conversion feature of the note. The Second Kalina Warrant will expire after November 3, 2011. The Company recorded debt discount in the amount of $29,000 based on the estimated fair value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method.

On November 1, 2006 we entered into a Convertible Promissory Note in the principal amount of $71,000 (the “Sedlak Note”) and a warrant for the purchase of 20,000 shares of our common stock exercisable at $1.25 per share (the “Sedlak Warrant”) in favor of Michael G. Sedlak. The Sedlak Note bears interest at the rate of 12% per annum, is due to be paid on January 31, 2008, and is convertible into shares of the Company’s common stock at $1.25 per share. As the effective conversion price of the Sedlak Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $22,000 based on the intrinsic value of the beneficial conversion feature of the note. The Sedlak Warrant will expire after November 1, 2011. The Company recorded debt discount in the amount of $14,000 based on the estimated fair value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method

On November 1, 2006 we entered into a Convertible Promissory Note in the principal amount of $102,000 (the “Sveinson Note”) and a warrant for the purchase of 20,000 shares of our common stock exercisable at $1.25 per share (the “Sveinson Warrant”) in favor of James Sveinson. The Sveinson Note bears interest at the rate of 12% per annum, is due to be paid on January 31, 2008, and is convertible into shares of the Company’s common stock at $1.25 per share. As the effective conversion price of the Sveinson Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $27,000 based on the intrinsic value of the beneficial conversion feature of the note. The Sveinson Warrant will expire after November 1, 2011. The Company recorded debt discount in the amount of $14,000 based on the estimated fair value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method

On March 15, 2006 the Company, Automotive Services Group, ASG and Darell W. Grimsley, Jr. entered into a Unit Purchase Agreement for Automotive Services Group to purchase a 50% equity interest (the “Membership Interest”) in ASG from Mr. Grimsley. As consideration for the Membership Interest the Company issued Mr. Grimsley 200,000 shares of the Company’s common stock. Mr. Grimsley will continue to act as Chairman and Chief Executive Officer of Automotive Services Group.

In August 2006, we entered into subscription agreements with two unaffiliated accredited investors, pursuant to which we sold 200,000 shares of the Company’s common stock, $0.33 par value per share, at a price of $1.25 per share. We received gross proceeds of approximately $250,000 from the sale of our common stock to the accredited investors. Pursuant to the subscription agreement, we granted the accredited investors piggy back registration rights to register the resale of the shares of common stock.

Between November 30, 2006 and December 15, 2006, the Company entered into a subscription agreement and sold an aggregate of 238,000 shares of its Common Stock and warrants to purchase an aggregate of up to 119,000 shares of its Common Stock in a private placement transaction to certain unaffiliated accredited investors. The warrants are exercisable for a period of three years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. Pursuant to the subscription agreement, we granted the accredited investors piggy back registration rights to register the resale of the shares of common stock. We received aggregate gross proceeds of $298,000.

On December 26, 2006 we entered into a Promissory Note with Maroon Creek Capital, LP (“Maroon”), a California limited partnership, in the principal amount of $81,000. The loan is documented by an $81,000 Secured Promissory Note (the “Maroon Note”) payable to the Maroon. The Maroon Note accrues interest at a rate equal to the prime rate published in The Wall Street Journal from time to time, and currently 8.25%, and has a maturity date of April 26, 2007. In the event of breach or default on any provision of the Maroon Note, the interest rate will increase to 12% per annum and we shall be required to issue to Maroon a warrant to purchase 10,000 shares of the Company’s common stock, exercisable for a period of five years, at an exercise price of $2.00 per share. Maroon received warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $2.00 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $28,000 as the estimated value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method.

On January 29, 2007, the Company entered into a subscription agreement and sold an aggregate of 800,000 shares of its Common Stock and warrants to purchase an aggregate of up to 300,000 shares of its Common Stock in a private placement transaction to A Plus, an accredited investor. The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. The Company received gross proceeds of $500,000 in cash and will receive $500,000 in product over the course of the next twelve (12) months. We used the net proceeds from the private placement transaction primarily for general corporate purposes and repayment of existing liabilities. Pursuant to the subscription agreement, we granted the accredited investors piggy back registration rights to register the resale of the shares of common stock.

On January 29, 2007, the Company entered into a subscription agreement with several unaffiliated accredited investors in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to these accredited investors an aggregate of 104,000 shares of its common stock and warrants to purchase an additional 52,000 shares of its common stock. The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. These issuances resulted in aggregate gross proceeds to the Company of $130,000. We used the net proceeds from the private placement transaction primarily for general corporate purposes . Pursuant to the subscription agreement, we granted the accredited investors piggy back registration rights to register the resale of the shares of common stock.

Between March 7, 2007 and April 5, 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to these accredited investors an aggregate of 2,000,000 shares of its common stock and warrants to purchase an additional 1,000,000 shares of its common stock. The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. These issuances resulted in aggregate gross proceeds to the Company of $2,500,000. We are required to use our reasonable best efforts to cause the registration statement to become effective within 120 days after the Closing Date, April 5, 2007. If the registration statement has not been filed on or prior to the 120th day after the Closing Date, we will issue, as liquidated damages, to the purchasers of the 2,000,000 shares of our Common Stock and the warrants to purchase 1,000,000 shares of our Common Stock warrants with a term of five years and an exercise price of $2.00 per share to purchase shares of our Common Stock equal to 2.5% of the number of shares of Common Stock purchased by the purchasers. We intend to use the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities.

On April 4, 2007, ASG entered into an agreement for the sale of real property located in Tuscaloosa, Alabama for $965,000 and on April 26, 2007, ASG entered into a binding term sheet to sell its express car wash and a parcel of real property, both located in Birmingham, Alabama, to Charles H. Dellaccio and Darrell Grimsley for $2.25 milllion. Mr. Grimsley is the Chairman of the Board and Chief Executive Officer of Automotive Services Group. There can be no guarantee that the execution of these contracts will result in the consummation of the transactions. However, to the extent we are successful in consummating these transactions then we would expect to receive proceeds from the transactions in July 2007. If all the properties are sold, we will receive gross proceeds of approximately $3.2 Million. By selling these assets we will be better positioned to aggressively pursue the market for surgical sponges in the United States and Europe, which we believe represents a market opportunity equal to or in excess of $650 million in annual sales.

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

As of December 31, 2006, other than our office lease and employment agreements with key executive officers, we had no commitments not reflected in our consolidated financial statements.

Cash decreased by $76,000 to $4,000 for the year ended December 31, 2006, compared to a decrease of $767,000 for the year ended December 31, 2005.

Operating activities used $2,794,000 of cash for the year ended December 31, 2006, compared to using $1,719,000 for the year ended December 31, 2005.

Operating activities for the year ended December 31, 2006, exclusive of changes in operating assets and liabilities, used $4,870,000 of cash, as the Company's net cash used in operating activities of $2,794,000 included non-cash charges for depreciation and amortization of $461,000, debt discount of $2,983,000, goodwill impairment of $971,000, gain on debt extinguishment of $191,000, realized gains of $1,542,000, unrealized gains of $17,000 and stock based compensation of $3,301,000. For the year ended December 31, 2005, operating activities, exclusive of changes in operating assets and liabilities, used $3,900,000 of cash, as the Company's net cash used in operating activities of $1,719,000 included non-cash charges for depreciation and amortization of $286,000, realized gains of $2,014,000, unrealized gains of $32,000 and stock based compensation of $4,504,000.

Changes in operating assets and liabilities provided cash of $1,895,000 during the year ended December 31, 2006, principally due to net proceeds received from marketable securities, decreases in our receivables from investments and increases in the level of accounts payable and accrued liabilities which were partially offset by decreases in the amounts due to our broker. The amount due to our broker is directly attributable to purchases of marketable investment securities that were purchased on margin or to securities that were margined subsequent to their purchase. During the first quarter of 2006 and for the entire year of 2005, the Company actively invested its cash balances in the public equity and debt markets in an attempt to maximize the short-term return on such assets. The amount due to our broker varied throughout the year depending upon the aggregate amount of marketable investment securities held by us and the level of borrowing against our available-for-sale securities. The actual amount of marketable investment securities held was influenced by several factors, including but not limited to, our expectations of potential returns available from what we considered to be mispriced securities as well as the cash needs of our operating activities. Consistent with our emphasis on the patient safety products field, we no longer invest in the public equity and debt markets. During the year ended December 31, 2005, changes in operating assets and liabilities provided cash of $2,181,000 primarily due to net proceeds received from marketable securities, and increases in the level of accounts payable and accrued liabilities and amounts due to broker which were partially offset by increases in accounts receivable.

The principal factor in the $2,016,000 of cash used in investing activities during the year ended December 31, 2006 was the purchase of land of $1,697,000, capitalized construction costs of $381,000 related to ASG, and capitalized costs of $148,000 related to the ongoing development of software related to our Safety-SpongeTM System offset by proceeds from the sale of long-term investments of $289,000. The principal factor in the $794,000 of cash used in investing activities during the year ended December 31, 2005 was caused from our initial cash investments in ASG and SurgiCount of $300,000 and $432,000, respectively, and an investment in the construction of our first automated car wash site by our subsidiary, ASG, in the amount of $604,000. These investments were offset by proceeds received from the sale of long-term investments, primarily from our stock appreciation rights in our holding in Excelsior for $847,000, repayment of loans secured by real estate of $350,000 and the sale of real estate valued at $67,000.

Cash provided by financing activities during the year ended December 31, 2006, of $4,735,000 resulted from the net proceeds from notes payable of $4,207,000 and the proceeds from the issuance of common stock and warrants for $528,000. Cash provided by financing activities for the year ended December 31, 2005, of $1,746,000 resulted primarily from the net proceeds from notes payable of $1,526,000 and the net proceeds from issuance of common stock and warrants of $250,000 and payment of preferred dividends of $19,000.

Investments

Our financial condition is partially dependent on the success of our existing investments. In the past, short selling was a component of our investment strategy and these trades ranged, in any particular month, from 0% to 20% of total trading activity. The making of such investments entailed significant risk that the price of a security may increase resulting in the loss of or negative return on the investment. We have not engaged in the practice of short selling since the quarter ended September 30, 2005, and do not expect to participate in short selling in the future. On March 29, 2006 our Board of Directors directed us to liquidate all of our investments and other assets that do not relate to the patient safety medical products business. Some of our investments are subject to restrictions on resale under federal securities laws and otherwise are illiquid, which will make it difficult to dispose of the securities quickly. Since we will be forced liquidate some or all of the investments on an accelerated timeline, the proceeds of such liquidation may be significantly less than the value at which we acquired the investments. The following is a discussion of our most significant investments at December 31, 2006.

A summary of our investment portfolio, which is valued at $1,442,000 and represents 12.9% of our total assets, is reflected below. Excluding our real estate investments, our investment portfolio represents 9.0% of our total assets. The investment portfolio is classified as long-term investments.

	December 31, 2006	December 31, 2005
Alacra Corporation	$1,000,000	$1,000,000
Digicorp	10,969	3,025,398
IPEX, Inc.	—	1,243,550
Real Estate	430,564	481,033
Tuxis Corporation	—	746,580
Other	—	64,170
	$1,441,533	$6,560,731

Alacra Corporation

At December 31, 2006, we had an investment in Alacra Corporation ( “Alacra” ), valued at $1,000,000, which represents 8.9% of our total assets. On April 20, 2000, we purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Alacra has recorded revenue growth in every year since the Company’s original investment, further, Alacra is forecasting that 2007 revenues will be approximately $19.2 million, which would represent an increase of 22% over 2006 unaudited revenues. At December 31, 2006, Alacra reported in their unaudited financial statements total assets of approximately $4.7 million with total liabilities of approximately $7.4 million. Deferred revenue, which represents subscription revenues are amortized over the term of the contract, which is generally one year, and represented approximately $3.7 million of the total liabilities. We have the right, subject to Alacra having the available cash, to have the preferred stock redeemed by Alacra over a period of three years for face value plus accrued dividends beginning on December 31, 2006. Pursuant to this right, in December 2006 we informed management of Alacra that we were exercising our right to put back one-third of our preferred stock. If Alacra has a sufficient amount of cash to redeem our preferred stock we would expect the redemption to occur in the fourth quarter of 2007. In connection with this investment, the Company was granted observer rights on Alacra board of directors meetings.

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

Digicorp

At December 31, 2006, the Company held 96,269 shares of Digicorp common stock valued at $10,970. Prior to December 31, 2005, the Company accounted for its investment in Digicorp under the equity method of accounting and the Company’s proportionate share of income or losses from this investment was recorded in equity in income (loss) of investee. However, on December 29, 2005, Digicorp completed the purchase of all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc. ("Rebel Crew"), a California corporation. Digicorp issued approximately 21 million shares of its common stock to the shareholders of Rebel Crew which decreased our ownership interest from approximately 20% at September 30, 2005, to approximately 7.5% at December 29, 2005, and accordingly, the Company began accounting for the investment under the cost method. During 2006, the Company sold 2,654,092 shares of Digicorp common stock, of which 2,421,292 shares were sold to the Chief Executive Officer of Digicorp. The Company received cash of $121,065 and a 4 year non-interest bearing promissory note in the principal amount of $121,064, or total gross proceeds of $242,129. The Company recognized a loss of $33,753 on this transaction. Digicorp's common stock is traded on the OTC Bulletin Board, which reported a closing price, at December 31, 2006, of $0.18 per share. The Company has valued its holdings in Digicorp at an approximate 37% discount to the $0.18 closing price, due to the limited average number of shares traded on the OTC Bulletin Board.

We are required to purchase 224,000 shares of Digicorp common stock from certain selling shareholders of Digicorp at a price of $0.145 per share at such time that Digicorp registers the resale of the shares with the SEC. During December 2005 we extended loans of approximately $32,500 to these selling shareholders from our working capital. Such loans represented the amount of the remaining obligation to purchase 224,000 shares of Digicorp common stock and are secured by the 224,000 shares of Digicorp common stock presently held by such selling shareholders. On July 20, 2005, William B. Horne, our Chief Executive Officer, was appointed as a director and as Chief Financial Officer of Digicorp. On September 30, 2005, Mr. Horne was appointed as the interim Chief Executive Officer. On December 29, 2005, William B. Horne resigned as Chief Executive Officer and on April 20, 2007 he resigned as the Chief Financial Officer.

IPEX, Inc.

At December 31, 2006, we held 950,000 shares of common stock and warrants to purchase 787,500 shares of common stock at $1.00 per share of IPEX, Inc. (“IPEX”) in long-term investments. The Company acquired 450,000 shares of the common stock and all of the warrants directly from IPEX in March 2005 and received 500,000 shares of the common stock for consulting services. On December 15, 2006, IPEX’s Chief Executive Officer, Principal Financial and Accounting Officer, and director, resigned citing that IPEX no longer had any operations, and was no longer conducting business as the reason for his resignation. As IPEX is no longer conducting business operations, the carrying value of this investment has been written down to zero and a related loss of $1,106,000 has been recognized during 2006. Additionally, during the year ended December 31, 2006, we sold 95,000 shares of IPEX common stock that we held in marketable securities. We sold these 95,000 shares for $8,440, resulting in a realized loss of $339,000.

Investments in Real Estate

At December 31, 2006, we had several real estate investments, valued at $431,000, which represents 3.9% of our total assets. In the past we held our real estate investments in Ault Glazer Bodnar Capital Properties, LLC (“AGB Properties”). AGB Properties, which was closed during 2006, was a Delaware limited liability company and a wholly owned subsidiary. The real estate investments, consisting of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee, are currently being marketed for sale. During the year ended December 31, 2006, we received payment on loans that were secured by real estate of $50,000. During the year ended December 31, 2005, we liquidated properties with a cost basis of $113,000, which resulted in a gain of $28,000. We expect that any future gain or loss recognized on the liquidation of some or all of our real estate holdings would be insignificant primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the real estate holdings are located.
Tuxis Corporation

At December 31, 2005, we held 108,200 shares of common stock of Tuxis Corporation (“Tuxis”) valued at $746,580. Tuxis’ common stock is traded on the American Stock Exchange, which reported a closing price, at December 31, 2005, of $7.50. During the year ended December 31, 2006, the Company sold its entire holdings in Tuxis for $733,000, resulting in a realized loss of $144,000.

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

Revenues

We recognized revenues of $245,000, $562,000, and nil for the years ended December 31, 2006, 2005 and 2004, respectively. Of these revenues, only $141,000 related to sales of our Safety-SpongeTM System. As expected, these initial revenues did not have a significant impact on our results of operations, however, we expect revenues will increase significantly during 2007 and the revenues from our Safety-SpongeTM System will in all probability become a continual source of funds to cover a portion of our operating costs.

Of the revenue earned during the years ended December 31, 2006 and 2005, 104,000 and $562,000, respectively, was the result of a consulting agreement, consented to by IPEX, whereby the majority shareholder of IPEX and former President, former Chief Executive Officer and former director of IPEX (“Majority Shareholder”), retained us to serve as a business consultant to IPEX. In consideration for the services, during December 2005, the Majority Shareholder personally transferred us 500,000 shares of common stock of IPEX as a non-refundable consulting fee. Services stipulated under the terms of the consulting agreement included, but were not limited to,: (i) a review of the business and operations (ii) advice in connection with IPEX’s purchase of certain intellectual property assets; (iii) the hiring by IPEX of a new Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development; and (iv) IPEX’s appointment of two new members to its Board of Directors. This consulting agreement reflected our prior focus in the financial services and real estate industries. Since we now only focus our efforts on the patient safety markets, we do not expect to revenue from these types of consulting agreements to be a source of recurring revenue.

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

Expenses

Operating expenses were $7,850,000, 8,385,000, and $2,924,000 for the years ended December 31, 2006, December 31, 2005 and December 31, 2004, respectively.

Year 2006 compared to Year 2005

The decrease in operating expenses of $535,000, for the year ended December 31, 2006 when compared to December 31, 2005, was primarily the result of salaries and employee benefits, which decreased by $460,000. Our Compensation Committee, currently comprised of two independent directors, determines and recommends to our Board the cash and stock based compensation to be paid to our executive officers and also reviews the amount of salary and bonus for each of our other officers and employees. The most significant component of employee compensation is stock based compensation expense.

For the year ended December 31, 2006, we recorded $1,118,000 related to grants of nonqualified stock options, of which $114,000 was attributed to grants of nonqualified stock options to Darrell W. Grimsley, the Chief Executive Officer of our discontinued car wash segment. For comparison purposes, stock based compensation expense attributed to the discontinued car was segment will not be considered in an analysis of stock based compensation annual variances since expenses attributed to the discontinued operations are included as a separate line in our Consolidated Statements of Operations and Comprehensive Loss - Loss from discontinued car was segment. During the year ended December 31, 2006, we also recorded $1,105,000 related to restricted stock awards to our employees and non-employee directors. During the year ended December 31, 2005, we recorded $1,597,000 relating to grants of nonqualified stock options and $1,520,000 related to restricted stock awards to our employees and non-employee directors. The issuance of stock options and restricted stock awards to our employees and non-employee directors, excluding the value of the grant to Mr. Grimsley, resulted in a decrease in stock based compensation expense of $1,008,000 for the year ended December 31, 2006. Therefore, excluding stock based compensation, salaries and employee benefits increased by $548,000.

The increase in employee compensation of $548,000 is attributed to a combination of factors. During the six months ended June 30, 2005 we did not incur any salary expense on four highly compensated employees. During the quarter ended September 30, 2005 we entered into employment agreements with three of these highly compensated employees, which reflected annualized salaries of $450,000 and during the quarter ended June 30, 2006 we entered into the fourth employment contract with an annualized salary of $300,000. Excluding benefits, the absence of salary expense on these four highly compensated employees for either all or part of 2005 resulted in an increase of $436,000. In January 2006 we also entered into a non-recurring severance package of $180,000 that was paid to Milton “Todd” Ault III, our former Chairman and Chief Executive Officer. This severance package represented a $30,000 increase over Mr. Ault’s 2005 salary. In July 2006, subsequent to the payment of Mr. Ault’s severance package, Mr. Ault was re-appointed as our Chief Executive Officer at a nominal salary.

At December 31, 2006, four of our executives were covered under employment agreements. Our Chief Executive Officer, William B. Horne, is covered under a two year employment agreement with annual base compensation of $150,000; our Chief Executive Officer of SurgiCount Medical, Inc., Bill Adams is covered under a three year employment agreement with annual base compensation of $300,000; our President of Sales and Marketing of SurgiCount Medical, Inc., Richard Bertran, is covered under a three year employment agreement with annual base compensation of $200,000 and; our Chief Operating Officer of SurgiCount Medical, Inc., James Schafer, is covered under a two year employment agreement with annual base compensation of $100,000. As discussed above, the addition of these employment contracts effectively increased employee compensation during the year ended December 31, 2006 by $436,000. The remaining increase in employee compensation is attributed to an overall increase in benefits associated with the individuals that are covered under employment contracts. None of our other executives our currently covered under an employment agreement, therefore, we are under no financial obligation, other than monthly salaries, for our other executive officers. Currently, monthly gross salaries for all of our employees are $135,000. We believe, as with all our operating expenses, that our existing cash resources, together with proceeds from investments, anticipated financings and expected revenues from our operations, should be adequate to fund our salary obligations.

The second largest component of our operating expenses is professional fees, which decreased by $362,000 during the year ended December 31, 2006 compared to the amount reported during the previous year. This decrease is primarily comprised of decreases in stock based compensation to outside consultants of $489,000 offset by an overall increase in cash payments to consultants who are utilized to generate awareness and train health care professionals in the use of our Safety-SpongeTM System. As in employee compensation, stock based compensation expense is the most significant component of professional fees. During the year ended December 31, 2006 and 2005, professional fees included stock based compensation related to the issuances of restricted stock and warrants of $898,000 and $1,388,000, respectively. The decrease in stock based compensation of $490,000 paid to our outside consultants is the primary component of our decrease in professional fees. This $490,000 decrease was primarily caused from warrant issuances during the year ended December 31, 2006 and 2005, of $593,000 and $918,000, respectively, a decrease of $325,000. A significant amount of the warrants issued during the year ended December 31, 2006, relate to a consulting agreement that we entered into in February 2006 with Analog Ventures, LLC (“Analog Ventures”) whereby Analog Ventures agreed to consult with us on matters relating primarily to the divestiture of our non-core assets and assist us in our efforts to focus our business exclusively on the patient safety medical products field. As an incentive for entering into the agreement, we agreed to issue Analog Ventures a warrant to purchase 175,000 shares of our common stock at an exercise price of $3.95, exercisable for 3 years. We recognized an expense of $405,000 related to these warrants. In addition to the stock based compensation from the Analog Ventures warrant, we issued 75,380 warrants to purchase shares of our common stock at prices ranging from $1.25 to $2.00 per share to our placement agent, Ault Glazer & Co., LLC, (the “Placement Agent”). These warrants, which were valued at $79,000, were issued to the Placement Agent for their successful efforts in assisting us with raising debt and equity financing.

During the year ended December 31, 2005 the primary amount of the warrants issued related to a consulting agreement with Health West Marketing Incorporated (“Health West”) that we entered into in April 2005. As an incentive for entering into the agreement, we agreed to issue Health West a callable warrant to purchase 150,000 shares of our common stock at an exercise price of $5.95, exercisable for 5 years. We recognized an expense of $528,000 related to these warrants. In addition to the stock based compensation that we recognized as a result of our agreement with Health West, we issued additional warrants during the year ended December 30, 2005, valued at $361,000, to purchase shares of common stock to two consultants performing investor relations services.

In the past we have also issued shares of our common stock to consultants for payment of professional services. Pursuant to the April 2005 consulting agreement with Health West, we have recognized expenses of $250,000 related to the issuance 26,261 shares and future issuance of 15,756 shares of our common stock to Health West. We recognized $94,000 in 2006 as a result of Health West’s assistance in developing a regional distribution network to integrate the Safety-SpongeTM System into the existing acute care supply chain. The remaining $156,000 was recognized in 2005, a percentage upon the execution of our consulting agreement with Health West and the remaining amount upon our entering into a comprehensive manufacturing agreement with A Plus Manufacturing, Inc. The $62,000 decrease in expense from the issuance and future issuances of common stock to Health West combined with the $325,000 decrease in expense from warrants is the primary cause of the decrease in professional fees.

All of our stock based compensation issued to employees, non-employee directors and consultants were expensed in accordance with SFAS 123(R). We valued the nonqualified stock options and warrants using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.00% to 4.50%, three to five years and 63% to 102%, respectively. The restricted stock awards were valued at the closing price on the date the restricted shares were granted.

The increase in cost of sales of $159,000 reflects a shift in our revenue mix from revenue generated primarily through consulting services which do not have any costs of sales to that of sales of our Safety-SpongeTM System.

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

General and administrative expenses experienced an increase of $60,000 during the year ended December 31, 2006 over the prior year. Travel related expenses are a large component of general and administrative expenses and represented an increase of $187,000. This increase was attributed to expenses incurred in marketing our Safety-SpongeTM System to hospitals throughout the United States, attendance at trade shows and conventions to promote the Company’s Safety-SpongeTM System, and travel abroad to inspect the manufacturing facilities for our Safety-SpongeTM System. The offsetting decrease in general and administrative expenses is a combination of a several types of expenses, none of which are significant individually.

Year 2005 compared to Year 2004

The increase in operating expenses for the year ended December 31, 2005 when compared to December 31, 2004, was primarily the result of stock based compensation expenses, and to a lesser extent printing, stock exchange and transfer agent fees. Until October 22, 2004, the date our shareholders approved certain proposals relating to our restructuring plan to change from a business development company to an operating company, our principal activities involved the management of existing investments. As such, compensation expense during 2004 was primarily the salaries of our Chief Executive Officer and to a lesser extent the Chief Financial Officer. Since the restructuring plan, we have aggressively focused on expanding into the health care and medical products field, particularly the patient safety markets. A significant component of this strategy has resulted in the acquisition of assets. We have hired personnel in order to meet the increased needs of our current business focus which has resulted in increases in almost every expense category.

Printing, Amex stock exchange, and transfer agent fees for the year ended December 31, 2005 increased by $50,000, $62,000 and $55,000, respectively, over the year ended December 31, 2005. The increase is primarily attributable to work performed on our proxy statements, registration statements, annual report and related annual meeting of shareholders. All of these reports required a significant amount of additional time to prepare due to our change from a business development company to an operating company. Printing fees increased as a direct result of the greater number of printed documents, including business cards and stationary, as well as revisions to those documents. Amex stock exchange fees primarily increased as a result of a non-recurring fee associated with our 3 for 1 stock split.

Printing, Amex stock exchange, and transfer agent fees are a component of the $835,000 increase reflected in general and administrative expenses for the year ended December 31, 2005. An increase in travel related expenses of $240,000, sample product of $62,000, and a research grant to Brigham and Women’s Hospital of $108,000, also contributed to the overall increase in general and administrative expenses. Travel related expenses increased as a result of expenses incurred in identifying and reviewing investment opportunities and attendance at trade shows and conventions to promote our patient safety products. Travel related expenses also increased because of the need to visit prospective customers and demonstrate our Safety-SpongeTM System. These demonstrations created a need to order sample product for distribution at trade shows as well as to prospective customers.

On April 26, 2005 we entered into a clinical trial agreement with Brigham and Women's Hospital, the teaching affiliate of Harvard Medical School, relating to our Safety-SpongeTM System. The clinical trial is the result of an on-going collaboration between Harvard and us to refine the Safety-SpongeTM System in a clinical optimization study. Under terms of the agreement, Brigham and Women's Hospital collected data on how the Safety-SpongeTM System saves time, reduces costs and increases patient safety in the operating room. The study also assists us to refine the system's technical processes in the operating room to provide clear guidance and instruction to hospitals, easily integrating the Safety-SpongeTM System into operating rooms. Brigham and Women's Hospital received a non-exclusive license to use the Safety-SpongeTM System, while we will own all technical innovations and other intellectual properties derived from the study. Unless the clinical trial agreement is terminated by either us or Brigham and Women’s Hospital, we will provide a research grant to Brigham and Women’s Hospital over the course of the clinical trial in the aggregate amount of $431,000 of which $108,000 was paid in 2005. We anticipate that the remaining amount of the research grant, of $323,000 will be paid during the year ended December 31, 2007. The remaining increase in general and administrative expenses is a direct result of an overall increase in business activity associated with being an operating company with increased personnel. These expenses, which are not significant individually, include but are not limited to office supplies, research material, postage, marketing and maintenance costs.

A majority of our operating expenses consist of employee compensation, which increased by $3,200,000. The most significant component of employee compensation is stock based compensation expense. For the year ended December 31, 2005, we recorded approximately $1,597,000 relating to grants of nonqualified stock options and $1,520,000 related to restricted stock awards to our employees and non-employee directors, all of which were expensed in accordance with SFAS 123(R). During the year ended December 31, 2004, our total stock based compensation expense, which was caused from the issuance of 26,250 options to members of our Board of Directors, was $5,000. Thus, the increase in expenses related to the issuance of stock options and restricted stock awards to our employees and non-employee directors amounted to $3,112,000. The remaining increase in employee compensation of $171,000 is attributed to an increase in salaries and benefits of $662,000, attributed to the increased number of employees, offset by the lack of severance payments. At December 31, 2005, we had 13 full time employees as opposed to 7 full time employees at December 31, 2004. Further, of our full time employees at December 31, 2004, 3 were hired during the three months ended December 31, 2004. Included in compensation expense for the year ended December 31, 2004, was a non-recurring severance package paid to Stephen L. Brown, our former Chairman and Chief Executive Officer, of $483,000.

The second largest component of our operating expenses is professional fees, which increased by $1,039,000. As in employee compensation, stock based compensation expense is the most significant component of professional fees for year ended December 31, 2005. We incurred approximately $918,000 relating to the issuance of warrants and $470,000 related to restricted stock awards to our consultants performing services for us.

As discussed in our analysis of Year 2006 compared to Year 2005, a significant amount of stock based compensation expense during the year ended December 31, 2005 was attributed to the warrants issued to Health West, valued at $528,000, combined with warrant issued to two consultants performing investor relations services, valued at $361,000. Conversely, during the year ended December 31, 2004, we did not incur any charges related to warrant issuances to outside consultants.

During 2005 we also issued 150,000 warrants, valued at $537,000, to Aegis Securities Corp., a nonaffiliated consultant, for providing advisory services in connection with the acquisition of SurgiCount Medical, Inc. The services provided by Aegis Securities Corp. included an evaluation of and oversight over completion of the transaction. The value of the warrants, along with the purchase price and direct costs incurred as a result of the transaction, were capitalized. The entire capitalized costs, valued at $4,685,000, have been allocated to SurgiCount’s patents, with an approximate useful life of 14.4 years. Amortization expense related to the patents, for the year ended December 31, 2005, was approximately $270,000 as opposed to no expense during the year ended December 31, 2004.

During the years ended December 31, 2006, 2005 and 2004, all of our stock based compensation issued to employees, non-employee directors and consultants were expensed in accordance with SFAS 123(R). We valued the nonqualified stock options and warrants using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.00% to 4.50%, three to five years and 63% to 102%, respectively. The restricted stock awards were valued at the closing price on the date the restricted shares were granted.

Interest, dividend income and other, net

We had interest income of $2,000, $42,000 and $11,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

The decrease in interest income for the year ended December 31, 2006 when compared to December 31, 2005 was primarily the result of a decreased amount of fixed income investments held throughout the period, primarily during the first quarter of 2005. At March 31, 2005, we held in marketable securities approximately $2.5 million in U.S. Treasuries as opposed to no investments in U.S. Treasuries during the year ended December 31, 2006. Interest income recognized during the year ended December 31, 2004 was generated primarily from during December 2004 from the proceeds of our equity financing in which we received net proceeds of $3,925,000. Based upon our current cash position and future cash requirements we only expect to generate an immaterial amount of interest income during the current year.

Interest expense

We had interest expense of $3,156,000, $135,000 and $32,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The increase in interest expense for the year ended December 31, 2006 when compared to the prior years is primarily attributable to the non-cash interest charges incurred as a result of the debt discount associated with our short-term debt financings. During the year ended December 31, 2006 we recorded $2,983,000 in non-cash interest charges of which $136,000 related to loans at our discontinued car wash segment. Thus, non-cash interest charges, excluding those of our discontinued car wash segment, resulted in an increase of $2,847,000 and represented the primary cause of the increase in interest expense. These charges resulted from the issuance of debt that either had conversion prices on the date of issuance that was below the fair market value of the underlying common stock or required the issuance of warrants to purchase shares of our common stock, which required us to record an expense based on the estimated fair value of the warrant.

Realized gains (losses) on investments, net

During the year ended December 31, 2006, we realized net losses of $1,542,000 which primarily related to our investment in IPEX. During 2006, we sold 95,000 shares of IPEX common stock for $8,000 and, because IPEX is no longer conducting business operations, we wrote down the carrying value of 950,000 shares of IPEX common stock. Our investment in IPEX had a cost basis of $1,458,000.

During the years ended December 31, 2005, we realized net gains of $2,014,000 primarily from our stock appreciation rights in our holding in Excelsior for $1,747,000.

During the year ended December 31, 2004, we realized net gains of $1,591,000. We realized a gain of $1,448,000 from the sale of 908,804 shares and warrants to purchase 87,111 shares of Excelsior common stock. Additionally, we realized a net gain of $143,000 from the sale of marketable securities.

Unrealized gains (losses) on marketable securities, net

Unrealized appreciation of investments increased by $17,000 during the year ended December 31, 2006. Of this increase, $16,000 related to the sale of 108,200 shares of Tuxis Corporation and 95,000 shares of IPEX common stock. At December 31, 2005, both of these investments were classified as trading securities and while Tuxis Corporation had unrealized depreciation of $134,000 IPEX had unrealized appreciation of $118,000, which resulted in net unrealized depreciation of $16,000. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment.

Unrealized appreciation of investments increased by $32,000 during the year ended December 31, 2005, due to the price appreciation of our marketable securities.

Unrealized appreciation of investments decreased by $1,055,000 during the year ended December 31, 2004, primarily due to the sale of 908,804 shares and warrants to purchase 87,111 shares of Excelsior common stock for a realized gain. When we exit an investment and realize a gain, we make an accounting entry to reverse any unrealized appreciation we had previously recorded to reflect the appreciated value of the investment.

Loss from discontinued car was segment

The loss from our discontinued car was segment increased by $1,585,000 during the year ended December 31, 2006 from a loss of $62,000 during the year ended December 31, 2005, its first year of operations. In response to the financial constraints stemming from our unsuccessful efforts to raise the necessary capital to continue the planned build-out on the additional car wash facilities, coupled with our emphasis on the patient safety markets, we evaluated alternative methods to divest the car wash services segment. Recognizing that revenues and cash flows would be lower than expected from the car wash services segment, we determined that a triggering event had occurred and conducted an interim goodwill impairment analysis in the quarters ended June 30, 2006 and September 30, 2006. As a result of our goodwill impairment analyses, we recorded goodwill impairment charges of $971,000 and nil during the year ended December 31, 2006 and 2005, respectively. This goodwill impairment related to goodwill that resulted from the Company’s acquisition of ASG.  The fair value of our reporting units were estimated using the expected present value of future cash flows and the valuation employed a combination of present value techniques to measure fair value and considered market factors.

The remaining increase in loss of $614,000 is primarily attributed to interest expense at the discontinued car wash segment of $458,000. The increase in interest expense was a combination of both non-cash interest charges of $136,000 incurred as a result of the debt discount associated with our short-term debt financings and interest expense of $322,000 attributable to the overall increase in borrowings that occurred during the year ended December 31, 2006.

Accumulated other comprehensive income

Unrealized gains (losses) on our investments designated as available-for-sale are recorded in accumulated other comprehensive income. At December 31, 2005, we classified our restricted holdings in Digicorp and IPEX as available-for-sale. During the year ended December 31, 2006, we had disposed of or written-off these investments. At December 31, 2005, the unrealized gains (losses) on our restricted holdings in IPEX and Digicorp amounted to ($328,000) and $2,703,000, respectively. The cumulative decrease in net unrealized gains amounts to $2,375,000. We did not hold any investments classified as available-for-sale at December 31, 2004.

Taxes

We are taxed subject to federal income tax on a portion of our taxable income. At December 31, 2006, we had a net operating loss carryforward of approximately $20.4 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires beginning in 2011.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2006:

Contractual obligations	Payments Due by Period
		Less than
	Total	1 year	1-3 years	3-5 years

Operating lease obligations	$63,996	$63,996	$—	$—
Notes Payable to Steven J. Caspi	2,495,281	1,000,000	1,495,281	—
Note Payable to Winstar	450,000	450,000	—	—
Notes Payable to Ault Glazer Capital Partners, LLC	2,575,528	1,080,528	—	1,495,000
Notes Payable to Herb Langsam	600,000	600,000	—	—
Note Payable to Charles Kalina III	400,000	—	400,000	—
Other Notes Payable	598,232	426,934	171,298	—
Employment Agreements	1,745,833	783,333	962,500	—
Clinical Trial Research Grant	322,885	322,885	—	—

Total	$9,251,755	$4,727,676	$3,029,079	$1,495,000

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

Item 8. Financial Statements and Supplementary Data.

PATIENT SAFETY TECHNOLOGIES, INC.

The schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted

REPORTOF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Patient Safety Technologies, Inc.

We have audited the accompanying balance sheet of Patient Safety Technologies, Inc. (the “Company”) as of December 31, 2006, and the related statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patient Safety Technologies, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for stock-based compensation, effective January 1, 2005, as a result of the adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported recurring losses from operations through December 31, 2006 and has a significant accumulated deficit and a significant working capital deficit at December 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA& WILLIAMSON, LLP

San Diego, California May 16, 2007

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

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey April 10, 2006

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
ASSETS

CURRENT ASSETS

Cash	$3,775	$79,373
Accounts receivable	65,933	—
Receivables from investments	—	934,031
Marketable securities	—	923,800
Inventories	42,825	77,481
Prepaid expenses	78,834	112,734
Other current assets	13,125	113,594

TOTAL CURRENT ASSETS	204,492	2,241,013

Restricted certificate of deposit	87,500	87,500
Notes receivable	153,668	—
Property and equipment, net	328,202	239,417
Assets held for sale, net	3,189,674	1,727,686
Goodwill	1,687,527	1,687,527
Patents, net	4,088,850	4,413,791
Long-term investments	1,441,533	5,636,931

TOTAL ASSETS	$11,181,446	$16,033,865

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable, current portion	$3,517,149	$1,796,554
Accounts payable	1,295,849	785,507
Accrued liabilities	824,466	569,116
Due to broker	—	801,863

TOTAL CURRENT LIABILITIES	5,637,464	3,953,040

Notes payable, less current portion	2,527,562	1,116,838
Deferred tax liabilities	1,473,066	1,590,045

MINORITY INTEREST	—	252,992

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1.00 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding
at December 31, 2006 and December 31, 2005
(Liquidation preference $1,190,813)	10,950	10,950
Common stock, $0.33 par value: 25,000,000 shares authorized;
7,489,026 shares issued and 6,874,889 shares outstanding as of December 31, 2006;
6,995,276 shares issued and 5,672,445 shares outstanding at December 31, 2005	2,471,379	2,308,441
Additional paid-in capital	29,654,341	22,600,165
Accumulated other comprehensive income	—	2,374,858
Accumulated deficit	(29,483,910)	(15,784,108)

	2,652,760	11,510,306
Less: 614,137 and 1,322,831 shares of treasury stock,
at cost, at December 31, 2006 and December 31, 2005, respectively	(1,109,406)	(2,389,356)

TOTAL STOCKHOLDERS' EQUITY	1,543,354	9,120,950

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,181,446	$16,033,865

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	For The Year Ended December 31,
	2006	2005	2004
REVENUES	$244,529	$562,374	$—

OPERATING EXPENSES
Cost of sales	158,902	—	—
Salaries and employee benefits	3,722,822	4,182,466	982,261
Professional fees	2,161,044	2,523,035	1,484,143
Rent	131,129	88,368	76,276
Insurance	87,674	113,921	64,083
Taxes other than income taxes	101,536	104,238	50,697
Amortization of patents	324,942	270,785	—
General and administrative	1,162,041	1,101,712	266,523

Total operating expenses	7,850,090	8,384,525	2,923,983

Operating loss	(7,605,561)	(7,822,151)	(2,923,983)

OTHER INCOME (EXPENSES)
Interest, dividend income and other	2,251	42,476	11,056
Equity in loss of investee	—	(74,660)	—
Realized gain (loss) on investments, net	(1,541,506)	2,014,369	1,591,156
Gain on debt extinguishment	190,922	—	—
Interest expense	(3,155,853)	(135,414)	(32,284)
Unrealized gain (loss) on marketable securities, net	16,901	32,335	(1,054,702)

Loss from continuing operations before income taxes	(12,092,846)	(5,943,045)	(2,408,757)

Income tax benefit	116,979	97,482	—

Loss from continuing operations	(11,975,867)	(5,845,563)	(2,408,757)

Loss from discontinued operations	(1,647,285)	(61,960)	—

Net loss	(13,623,152)	(5,907,523)	(2,408,757)

Preferred dividends	(76,650)	(75,700)	(76,650)

Loss available to common shareholders	$(13,699,802)	$(5,983,223)	$(2,485,407)

Basic and diluted net loss per common share
Continuing operations	$(1.89)	$(1.10)	$(0.75)
Discontinued operations	$(0.26)	$(0.01)	$—

Net loss	$(2.15)	$(1.11)	$(0.75)

Weighted average common shares outstanding - basic and diluted	6,362,195	5,373,318	3,300,973

Comprehensive loss:
Net loss	$(13,623,152)	$(5,907,523)	$(2,408,757)
Other comprehensive (loss) gain, unrealized gain (loss) on available-for-sale investments	(2,374,858)	2,374,858	—

Total comprehensive loss	$(15,998,010)	$(3,532,665)	$(2,408,757)

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For The Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(13,623,152)	$(5,907,523)	$(2,408,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	136,056	14,943	863
Amortization of patents	324,942	270,785	—
Non-cash interest	2,983,417	—	—
Goodwill impairment	971,036	—	—
Realized (gain) loss on investments, net	1,541,506	(2,014,369)	(1,591,156)
Gain on debt extinguishment	(190,922)	—	—
Unrealized gain (loss) on marketable securities	(16,901)	(32,335)	1,054,702
Stock-based compensation to employees and directors	2,403,173	3,116,674	5,094
Stock-based compensation to consultants	898,294	1,387,612	—
Stock received for services	—	(666,249)	—
Loss on investee	—	74,660	—
Income tax benefit	(116,979)	(97,482)	—
Minority interest	—	(47,008)	—
Changes in operating assets and liabilities:
Restricted cash	—	(87,500)	—
Accounts receivable	(65,933)	—	—
Receivables from investments	934,031	(934,031)	—
Marketable securities, net	809,260	2,439,665	(232,379)
Inventories	34,656	(77,481)	—
Prepaid expenses	33,900	43,278	—
Other current assets	105,269	(38,896)	(201,392)
Notes receivable	(32,603)
Accounts payable and accrued liabilities	878,372	494,918	456,188
Due to broker	(801,863)	341,087	460,776

Net cash used in operating activities	(2,794,441)	(1,719,252)	(2,456,061)

Cash flows from investing activities:
Purchase of property and equipment	(2,305,657)	(829,537)	—
Purchase of Surgicount	—	(432,398)	—
Proceeds from sale of long-term investments	289,409	1,371,522	—
Purchases of long-term investments	—	(903,173)	(788,518)

Net cash used in investing activities	(2,016,248)	(793,586)	(788,518)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	527,850	250,000	3,924,786
Proceeds from exercise of stock options	—	26,250	39,375
Cash proceeds related to 16B filing	—	—	2,471
Purchases of treasury stock	—	(36,931)	—
Payments of preferred dividends	—	(19,163)	(76,650)
Proceeds from notes payable	7,549,683	1,621,627	—
Payments and decrease on notes payable	(3,342,442)	(95,976)	(23,224)

Net cash provided by financing activities	4,735,091	1,745,807	3,866,758

(Decrease) increase in cash	(75,598)	(767,031)	622,179

Cash at beginning of period	79,373	846,404	224,225

Cash at end of period	$3,775	$79,373	$846,404

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For The Year Ended December 31,
	2006	2005	2004
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$216,779	$61,593	$2,452

Supplemental schedule of non cash investing and financing activities:
Dividends accrued	$76,650	$75,700	$19,163
Issuance of common stock and warrants in connection with Surgicount acquisition	$—	$4,232,178	$—
Issuance of common stock in connection with asset purchase agreement	$—	$66,895	$—
Issuance of common stock in connection with land acquisition	$—	$85,619	$—
Issuance of common stock in connection with purchase of marketable securities	$—	$101,640	$55,812
Issuance of common stock in connection with prepaid asset	$50,000	$—	$—
Accrued purchase price of investment	$—	$(165,240)	$165,240
Assumption of accrued liabilities	$—	$15,000	—
Capitalized interest	$—	$28,840	—
Reclassification of other current asset to purchase of Surgicount	$—	$20,000	—

Purchase of the remaining 50% interest in ASG, through issuance of common stock, resulting in the following asset acquired and liabilities assumed during 2006 as follows:

	ASG
Goodwill	$357,008	$—	$—
Common stock issued	$(610,000)	$—	$—
Minority interest	$252,992	$—	$—

In connection with the Company's acquisitons of Surgicount and ASG, equity instruments were issued and liabilities assumed during 2005 as follows:

	Surgicount	ASG
Fair value of assets acquired	6,372,103	1,095,211
Cash paid	(452,398)	(300,000)
Equity instruments issued	(4,232,178)
Minority interest		(300,000)
Liabilities assumed	1,687,527	495,211

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

For the Three Years Ended December 31, 2006

	Preferred Stock		Common Stock Issued		Paid-In	Other Comprehensive Income	Accumulated	Treasury Stock		Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	(loss)	Deficit	Shares	Amount	Equity

BALANCES, January 1, 2004	10,950	$10,950	4,517,664	$1,490,829	$10,454,669	$—	$(7,315,478)	(1,457,364)	$(2,616,832)	$2,024,138

Net loss	—	—	—	—	—	—	(2,408,757)	—	—	(2,408,757)

Preferred Dividends	—	—	—	—	—	—	(76,650)	—	—	(76,650)

Compensation expense due to stock option issuances	—	—	—	—	5,094	—	—	—	—	5,094

Issuance of common stockfor:
Cash	—	—	1,517,700	500,841	3,426,416	—	—	—	—	3,927,257
Exercise of stock options	—	—	78,750	25,988	13,387	—	—	—	—	39,375
Purchase of investment	—	—	13,953	4,604	51,208	—	—	—	—	55,812

BALANCES, December 31, 2004	10,950	$10,950	6,128,067	$2,022,262	$13,950,774	$—	$(9,800,885)	(1,457,364)	$(2,616,832)	$3,566,269

Net loss	—	—	—	—	—	—	(5,907,523)	—	—	(5,907,523)

Other comprehensive income	—	—	—	—	—	2,374,858	—	—	—	2,374,858

Preferred Dividends	—	—	—	—	—	—	(75,700)	—	—	(75,700)

Issuance of common stockfor:
Cash	—	—	—	—	129,904	—	—	65,319	120,096	250,000
Purchase of investments/Surgicount acquisition	—	—	600,000	198,000	3,579,916	—	—	58,444	104,943	3,882,859
Exercise of stock options	—	—	—	—	16,150	—	—	5,625	10,100	26,250
Services	—	—	96,961	31,998	408,220	—	—	15,756	29,268	469,486

Compensation expense due to warrant issuances	—	—	—	—	918,132	—	—	—	—	918,132
Compensation expense due to restricted stock issuances	—	—	170,248	56,181	1,463,666	—	—	—	—	1,519,847
Compensation expense due to stock option issuances	—	—	—	—	1,596,825	—	—	—	—	1,596,825
Warrants issued in purchase of Surgicount	—	—	—	—	536,578	—	—	—	—	536,578
Repurchases of common stock	—	—	—	—	—	—	—	(10,611)	(36,931)	(36,931)

BALANCES, December 31, 2005	10,950	$10,950	6,995,276	$2,308,441	$22,600,165	$2,374,858	$(15,784,108)	(1,322,831)	$(2,389,356)	$9,120,950

Net loss	—	—	—	—	—	—	(13,623,152)	—	—	(13,623,152)

Other comprehensive loss	—	—	—	—	—	(2,374,858)	—	—	—	(2,374,858)

Preferred Dividends	—	—	—	—	—	—	(76,650)	—	—	(76,650)

Issuance of common stockfor:
Cash	—	—	—	—	(263,178)	—	—	438,000	791,028	527,850
Purchase of ASG	—	—	—	—	248,751	—	—	200,000	361,249	610,000
Services	—	—	79,144	26,118	331,288	—	—	70,694	127,673	485,079

Compensation expense due to warrant issuances	—	—	—	—	593,215	—	—	—	—	593,215
Compensation expense due to restricted stock issuances	—	—	414,606	136,820	968,565	—	—	—	—	1,105,385
Compensation expense due to stock option issuances	—	—	—	—	1,117,788	—	—	—	—	1,117,788
Warrants issued in connection with debt financings	—	—	—	—	4,057,747	—	—	—	—	4,057,747

BALANCES, December 31, 2006	10,950	$10,950	7,489,026	$2,471,379	$29,654,341	$—	$(29,483,910)	(614,137)	$(1,109,406)	$1,543,354

The accompanying notes are an integral part of these consolidated financial statements.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Patient Safety Technologies, Inc. ("PST", or the "Company") (formerly known as Franklin Capital Corporation) is a Delaware corporation. Until March 31, 2005, the Company was a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended. On March 30, 2005, stockholder approval was obtained to withdraw the Company’s election to be treated as a BDC and on March 31, 2005, the Company filed an election to withdraw its election with the Securities and Exchange Commission (“SEC”). The Company currently has two wholly-owned operating subsidiaries: Surgicount Medical, Inc. (“Surgicount”), a California corporation; and Automotive Services Group, Inc., (formerly known as Ault Glazer Bodnar Merchant Capital, Inc.) a Delaware corporation.

The Company’s primary focus is development, manufacturing and distribution of products and services focused primarily in the health care and medical products field, particularly the patient safety markets. Surgicount is a developer and manufacturer of patient safety products and services. The SurgiCount Safety-SpongeTM System is a patented turn-key array of modified surgical sponges, line-of-sight scanning SurgiCounters, and printPAD printers integrated together to form a comprehensive counting and documentation system.

The Company also operates a car wash through Automotive Services Group, Inc. (“Automotive Services Group”), which holds the Company’s investment in Automotive Services Group, LLC (“ASG”), its wholly-owned subsidiary. As discussed in Note 3, the Company purchased the remaining equity interest in ASG in March 2006 and during the fourth quarter of 2006 began marketing the assets held in ASG for sale. In addition, the Company holds various other unrelated investments including investments in real estate and in a financial services company, which it is in the process of liquidating as part of a strategic plan adopted during 2006 to dispose of all of the Company’s non patient safety related assets.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2006, the Company has an accumulated deficit of approximately $29.5 million and a working capital deficit of approximately $5.4 million. For the year ended December 31, 2006, the Company incurred a loss of approximately $13.6 million and has utilized approximately $2.8 million in cash in its operations. Further, as of December 31, 2006, the Company has only generated minimal revenues from its medical products and healthcare solutions segments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the year ended December 31, 2006, the Company has relied on liquidating investments and short-term debt financings to fund its operations. In order to ensure the continued viability of the Company, equity financing and profitable operations must be obtained in order to repay the existing short-term debt and to provide a sufficient source of operating capital. The Company is currently seeking financing and believes that it will be successful. However, no assurances can be made that it will be successful obtaining a sufficient amount of equity financing to continue to fund its operations or that the Company will achieve profitable operations and positive cash flow from its medical products segment. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements for 2006 include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Reclassifications have been made to previously issued consolidated financial statements to conform to the current year presentation. Most notably, the previously issued consolidated financial statements have been restated in accordance with the provisions of the Securities and Exchange Commission (“SEC”) accounting rules under Regulation S-X. As discussed in Note 1, the Company was regulated (and reported) as a BDC under the Investment Company Act of 1940, as amended.

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

Shipping and Handling Costs

Shipping and handling costs are classified as cost of sales.

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest. Account balances are reviewed individually for collectibility. Historically, the Company has not incurred any credit losses on extended credits. An allowance for bad debts has not been recorded and is not considered necessary due to the nature of the Company’s customer base and the lack of historical write offs.

Inventories

Inventories, consisting primarily of hand held scanners, are stated at the lower of cost or market on the first-in, first-out basis.

Investments – Debt and Equity Securities

The Company complies with accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”). SFAS No. 115 requires that certain debt and equity securities be classified into one of three categories: held-to-maturity, available-for-sale or trading securities.

Trading Securities.  The Company’s investment in marketable securities that are bought and held principally for the purpose of selling them in the near-term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings in the statement of operations.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Available-for-Sale Investments.  Investments designated as available-for-sale include both marketable equity and debt (including redeemable preferred stock) securities. Investments that are designated as available-for-sale are reported at fair value, with unrealized gains and losses recorded in stockholders’ equity. Realized gains and losses on the sale or exchange of equity securities and declines in value judged to be other than temporary are recorded in realized gains (losses) on investments, net. During the year ended December 31, 2006, $2,375,000 of other comprehensive income was reclassified into earnings.

Investments - Equity Method

The Company complies with Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Investments are accounted for using the equity method of accounting if the investment provided the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's board of directors, are considered in determining whether the equity method of accounting is appropriate. The Company records its investments in equity method investees meeting these characteristics under Long-Term Investments in the accompanying consolidated financial statements. These investments are carried at cost, adjusted for the Company’s proportionate share of their undistributed earnings or losses. The Company’s proportionate share of income or losses are recorded in equity in income (loss) of investee in the statements of operations.

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

Investments for which there is no ready market are initially valued at cost and, thereafter, at fair value. To determine fair value, an impairment analysis is performed based upon the financial condition and operating results of the issuer and other pertinent factors. Other pertinent factors taken into consideration to determine the fair value of an investment includes, but are not limited to, assumptions related to future results of operations and growth of the investee company, the nature and value of any collateral, the investee company’s ability to make payments, the markets in which the investee company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted value of the cash flows of the portfolio company and other relevant factors. The financial condition and operating results have been derived utilizing both audited and unaudited data. In the absence of a ready market for an investment, numerous assumptions are inherent in the valuation process. Some or all of these assumptions may not materialize. Unanticipated events and circumstances may occur subsequent to the date of the valuation and values may change due to future events. Therefore, the actual amounts eventually realized from each investment may vary from the valuations shown and the differences may be material.

The Company complies with the FASB's Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and It's Application to Certain Investments, to determine whether certain investments are considered impaired, whether that impairment is other-than-temporary, and the measurement and recognition of an impairment loss. The EITF Issue No. 03-1 also provides guidance on accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have been recognized as other-than-temporary impairments.

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investee company is not considered viable from a financial or technological point of view, the entire investment is written down since we consider the estimated fair market value to be nominal. If an investee company obtains additional funding at a valuation lower than the Company’s carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, a presumption is made that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. During the years ended December 31, 2006 and 2005, included in realized gain (loss) on investments, net, is a $1,458,000 impairment charge from the Company’s investment in Ipex, Inc. and a $50,000 impairment charge from the Company’s investment China Nurse, LLC, respectively. No impairment charges were recognized during the year ended December 31, 2004.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Gains (Losses) on Sale of Investments

Amounts reported as realized gains (losses) are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment. Gains (losses) are considered realized when sales or dissolution of investments are consummated.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, approximate the carrying amounts presented in the accompanying Consolidated Balance Sheets.

Revenue Recognition

The Company complies with SEC Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, amended by SAB 104, Revenue Recognition. Consulting service contract revenue is recognized when the service is performed. Consequently, the recognition of such consulting service contract revenue is deferred until each phase of the contract is complete. This method is predominately used by the Financial Services and Real Estate segment. Service activities may include the following: financial advice on mergers, acquisitions, restructurings and similar corporate finance matters. Revenues generated by the Company’s automated car wash subsidiary, Automotive Services Group are recognized at the time of service. Revenues from sales of the Safety-SpongeTM System are recorded upon shipment.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Intangible Assets , goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill.  The fair value of reporting units is generally determined using the income approach.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. As discussed in Note 9, the Company believed there were indicators of impairment present for its car wash services segment and after performing the tests described above, recorded impairment charges during the year ended December 31, 2006.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods in which the Company granted employee stock options have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R). During the year ended December 31, 2004, the entire amount of equity compensation expense required to be recognized under the modified retrospective application method was $5,094 relating to stock option grants that occurred in the second quarter of 2004. During the years ended December 31, 2006 and 2005, the Company had stock-based compensation expense, related to issuances to the Company’s employee and directors, included in reported net loss, of $2,223,000 and $3,117,000, respectively. The total amount of stock-based compensation for the year ended December 31, 2006 of $2,223,000, included restricted stock grants valued at $1,105,000 and stock options valued at $1,118,000. The total amount of stock based compensation for the year ended December 31, 2005 of $3,117,000, included restricted stock grants valued at $1,520,000 and stock options valued at $1,597,000.

During the years ended December 31, 2006 and 2005, the Company had stock-based compensation expense, from issuances of restricted stock and warrants to consultants of the Company of $898,000 and $1,388,000, respectively.

Property and Equipment

Property and equipment are stated at cost and are depreciated on the straight-line method over the estimated useful lives of the assets as follows:

Estimated
Useful Lives

Furniture and fixtures	5-7 Years
Computer software and equipment	3-5 Years

Maintenance and repairs are charged to operations, while betterments and improvements are capitalized.

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a Beneficial Conversion Feature (“BCF”). Pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, EITF No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments and APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to accretion of convertible debt discount over the term of the notes (or conversion of the notes, if sooner).

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The significant components of deferred tax assets and liabilities are principally related to the Company's net operating loss carryforward and its unrealized appreciation of investments.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to net operating loss carryforwards. Valuation allowances are provided to the extent realization of recorded tax assets is not considered likely.

Earnings per Common Share

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations. Basic loss per common share excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

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

Comprehensive Income (Loss)

The Company applies SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) consists of the after tax net change in unrealized gains and losses on securities classified as available-for-sale by the Company during the year ended December 31, 2006 and 2005 that have been excluded from net loss and reflected instead in stockholders’ equity. At December 31, 2005, the only investments designated as available-for-sale were the Company’s restricted holdings in IPEX, Inc. (“IPEX”) and its investment in Digicorp and Alacra Corporation (“Alacra”). During the year ended December 31, 2006, the Company sold its investment in Digicorp and recorded an impairment charge for the entire amount of its investment in IPEX leaving Alacra as the only remaining investment designated as available-for-sale.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. The interpretation contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. Effective for the Company beginning January 1, 2007, FIN 48 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial statements.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS No. 158”). SFAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income. SFAS No. 158 also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. Effective for the Company beginning January 1, 2007, SFAS No. 158 is not expected to have any impact on the Company's financial position, results of operations or cash flows.

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) to require registrants to quantify financial statement misstatements that have been accumulating in their financial statements for years and to correct them, if material, without restating. Under the provisions of SAB 108, financial statement misstatements are to be quantified and evaluated for materiality using both balance sheet and income statement approaches. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In November 2006, the EITF reached a final consensus in EITF Issue 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments (“EITF No. 06-6”).  EITF No. 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF No. 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS No. 133, based on the application of EITF No. 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF No. 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS No. 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS No. 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF No. 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS No. 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF No. 06-7. Earlier application of EITF No. 06-7 is permitted in periods for which financial statements have not yet been issued. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FASB Staff Position (“FSP”) EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”) which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies.”    Adoption of FSP EITF 00-19-02 is required for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected effect of FSP EITF 00-19-02 on its consolidated financial statements and is currently not yet in a position to determine such effects.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Adoption is required for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS Statement No. 159.  The Company is currently evaluating the expected effect of SFAS No. 159 on its consolidated financial statements and is currently not yet in a position to determine such effects.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

3. DISCONTINUED OPERATIONS

As part of a strategic plan to dispose of all the Company’s non-patient safety related assets, during the fourth quarter of 2006, the Company began marketing for sale the assets of Automotive Services Group, located in Alabama. The Company anticipates operating and generating operating cash flow from the one operating car wash until its disposition. The assets of Automotive Services Group met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

The following sets forth the discontinued operations for the years ended December 31, 2006, 2005 and 2004 related to the held for sale assets of Automotive Services Group:

	Years Ended December 31,
	2006	2005	2004
Operating revenues	$343,431	$—	$—
Operating expenses	530,285	61,960	—
Depreciation and amortization	31,529	—	—
Goodwill impairment	971,036	—	—
Interest expense	457,866	—	—

Loss from discontinued operations	$(1,647,285	$(61,960)	$—

The following sets forth the assets that are held for sale that are related to the discontinued operations:

	December 31, 2006	December 31, 2005

Property and equipment, net	$3,189,674	$1,108,858
Goodwill	—	614,028
Other assets	—	4,800
Total assets of discontinued operations	$3,189,674	$1,727,686

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. MARKETABLE SECURITIES

Marketable securities at December 31, 2006 and 2005 are comprised of the following:

	December 31,	December 31,
	2006	2005
IPEX, Inc.	$—	$113,050
Tuxis Corporation	—	746,580
Other	—	64,170
	$—	$923,800

IPEX, Inc.

At December 31, 2005, the Company held in marketable securities 95,000 shares of IPEX common stock with a cost basis of $347,000. During the year ended December 31, 2006, the Company sold all 95,000 shares for $8,000, resulting in a realized loss of $339,000.

Tuxis Corporation

At December 31, 2005, the Company held in marketable securities 108,200 shares of Tuxis common stock with a cost basis of $881,000. During the year ended December 31, 2006, the Company sold its entire holdings in Tuxis for $733,000, resulting in a realized loss of $148,000.

5. RESTRICTED CERTIFICATE OF DEPOSIT

At December 31, 2006, the Company had a restricted certificate of deposit of $87,500 held by a financial institution securing a letter of credit. This restricted certificate of deposit is held to cover a portion of the security deposit for the Company’s corporate offices that it occupies with Ault Glazer & Company Investment Management LLC ("Ault Glazer"), a related party. Ault Glazer provided an additional certificate of deposit, in the amount of $262,500, required to be held at the financial institution under the terms of the non-cancelable operating lease. (see Operating Lease, Note 19)

6. OTHER CURRENT ASSETS

At December 31, 2006 and December 31, 2005, the Company had an amount due from related parties of nil and $85,000, respectively, recorded in the consolidated balance sheets in other current assets. This amount relates to an allocation of expenses from the Company to the related parties. The remaining amount at December 31, 2006 and December 31, 2005, of $13,000 and $29,000, respectively, consists primarily of amounts due the Company for reimbursable expenses and to a lesser extent security deposits.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

7. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006 and 2005 are comprised of the following:

	December 31, 2006	December 31, 2005

Land	$—	$509,051
Building	—	—
Construction-in-progress	—	598,836
Computer software and equipment	356,642	199,323
Furniture and equipment	71,687	36,665
Other	20,206	20,206
Property and equipment, gross	448,535	1,364,081
Less: accumulated depreciation	(120,333)	(15,806)
Property and equipment, net	$328,202	$1,348,275

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $136,056, $14,943 and $16,972, respectively.

At December 31, 2005, the Company’s subsidiary, ASG, was in construction on its first automated car wash site located in Birmingham, Alabama. Construction of the site was completed in March 2006. At December 31, 2005, the amount expended for construction of this site, $598,836, was is in construction-in-progress and upon completion of the site reclassified as building.

8. ACQUISITIONS

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The acquisition of Surgicount is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Fair value of the patents was determined by an independent appraisal. Goodwill is recorded to the extent the purchase price, including acquisition costs, exceeds fair value of the net identifiable tangible and intangible assets acquired less liabilities assumed at the date of acquisition.

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

	Years ended December 31,
	2005	2004
Revenue	$562,374	$—
Net loss	$(6,013,000)	$(2,786,000)
Basic and diluted net loss per common share	$(1.12)	$(0.84)

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

On March 15, 2006, the Company entered into a Unit Purchase Agreement (the “Agreement”) for Automotive Services Group to purchase the remaining 50% equity interest (the “Membership Interest”) in ASG. After completing the transaction, Automotive Services Group now owns 100% of the outstanding equity interests in ASG. As consideration for the Membership Interest, the Company issued 200,000 shares of the Company’s common stock valued at $610,000, based on the closing stock price at March 15, 2006.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company has not provided pro forma data summarizing the results of operations for the periods indicated as if the ASG acquisition had been completed as of the beginning of each period presented since the effects were considered immaterial to actual operating results.

Upon initial measurement, components of the purchase price were as follows:

Land	$480,211
Furniture and equipment	972
Notes payable	(495,211)
Net liabilities assumed	(14,028)
Goodwill	614,028
Minority interest	(300,000)
Purchase price	$300,000

In March 2006, upon the purchase of the remaining 50% interest, components of the purchase price were as follows:

Goodwill	$357,008
Minority interest	252,992
Purchase price	$610,000

As discussed in Note 9, all goodwill previously recorded in connection with the acquisition of ASG was written off during the quarters ended June 30, 2006 and September 30, 2006.

9. GOODWILL AND PATENTS

The Company’s goodwill relates to the Medical Products reporting segment. During the year ended December 31, 2006, the Company recognized a goodwill impairment charge of $971,000.  As discussed in Note 1, the Company has an accumulated deficit of approximately $29.5 million and a working capital deficit of approximately $5.4 million. These financial constraints have prevented the Company from continuing the planned build-out of the additional car wash facilities. In response to these financial constraints, coupled with the Company’s emphasis on the patient safety markets, the Company has evaluated alternative methods to divest the car wash services segment. Recognizing that revenues and cash flows would be lower than expected from the car wash services segment, the Company determined that a triggering event had occurred and conducted an interim goodwill impairment analysis in the quarters ended June 30, 2006 and September 30, 2006 which resulted in the recording of total goodwill impairment charges of $971,000 in the car wash services operating segment.  This impairment related to goodwill that resulted from the Company’s acquisition of ASG.

The change in goodwill for year ended December 31, 2006, is as follows:

Goodwill
Balance as of December 31, 2005	$2,301,555
Goodwill for purchase of ASG	357,008
Impairment of ASG Goodwill	(971,036)
Balance as of December 31, 2006	$1,687,527

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Identifiable intangible assets, net, as of December 31, 2006 are composed of patents:

Patents	$4,684,576
Accumulated amortization	(595,726)
$4,088,850

The patents are subject to amortization over their estimated useful life of 14.4 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2007	$325,000
2008	325,000
2009	325,000
2010	325,000
2011	325,000
Thereafter	2,463,850
$4,088,850

10. LONG-TERM INVESTMENTS

Long-term investments at December 31, 2006 and December 31, 2005 are comprised of the following:

	December 31, 2006	December 31, 2005
Alacra Corporation	$1,000,000	$1,000,000
Digicorp	10,970	3,025,398
IPEX, Inc.	—	1,130,500
Investments in Real Estate	430,563	481,033
	$1,441,533	$5,636,931

Alacra Corporation

At December 31, 2006, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation (“Alacra”), valued at $1,000,000, and classified as an available-for-sale investment. The Company has the right, to the extent that Alacra has sufficient available capital, to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends beginning on December 31, 2006. Alacra, based in New York, is a global provider of business and financial information.

Digicorp

At December 31, 2006, the Company held 96,269 shares of Digicorp common stock valued at $10,970. Prior to December 31, 2005, the Company accounted for its investment in Digicorp under the equity method of accounting and the Company’s proportionate share of income or losses from this investment was recorded in equity in income (loss) of investee. However, on December 29, 2005, Digicorp completed the purchase of all of the issued and outstanding shares of capital stock of Rebel Crew Films, Inc. ("Rebel Crew"), a California corporation. Digicorp issued approximately 21 million shares of its common stock to the shareholders of Rebel Crew which decreased the Company’s ownership interest from approximately 20% at September 30, 2005, to approximately 7.5% at December 29, 2005, and accordingly, the Company began accounting for the investment under the cost method. During 2006, the Company sold 2,654,092 shares of Digicorp common stock, of which 2,421,292 shares were sold to the Chief Executive Officer of Digicorp. The Company received cash of $121,065 and a 4 year non-interest bearing promissory note in the principal amount of $121,064, or total gross proceeds of $242,129. The Company recognized a loss of $33,753 on this transaction. Digicorp's common stock is traded on the OTC Bulletin Board, which reported a closing price, at December 31, 2006, of $0.18 per share. The Company has valued its holdings in Digicorp at an approximate 37% discount to the $0.18 closing price, due to the limited average number of shares traded on the OTC Bulletin Board.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

IPEX, Inc.

At December 31, 2006, we held 950,000 shares of common stock and warrants to purchase 787,500 shares of common stock at $1.00 per share of IPEX, Inc. (“IPEX”) in long-term investments. The Company acquired 450,000 shares of the common stock and all of the warrants directly from IPEX in March 2005 and received 500,000 shares of the common stock for consulting services. On December 15, 2006, IPEX’s Chief Executive Officer, Principal Financial and Accounting Officer, and director, resigned citing that IPEX no longer had any operations, and was no longer conducting business as the reason for his resignation. As IPEX is no longer conducting business operations, the carrying value of this investment has been written down to zero and a related loss of $1,106,000 has been recognized during 2006.

Investments in Real Estate

At December 31, 2006, the Company had several real estate investments, recorded at their cost of $430,563. These investments are included in long-term investments. The Company holds its real estate investments in AGB Properties. AGB Properties real estate holdings consist of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. NOTES PAYABLE

Notes payable at December 31, 2006 and December 31, 2005 are comprised of the following:

	December 31, 2006	December 31, 2005
Note payable to Winstar (a)	$450,000	$796,554
Note payable to Bodnar Capital Management, LLC (b)	—	1,000,000
Notes payable to Ault Glazer Capital Partners, LLC (c)	2,575,528	1,116,838
Note payable to Steven J. Caspi (d)	1,000,000	—
Note payable to Steven J. Caspi (e)	1,495,281	—
Notes payable to Herb Langsam (f)	600,000	—
Note payable to Charles Kalina III (g)	400,000	—
Other notes payable	598,232	—
Total notes payable	7,119,041	—
Less: debt discount on beneficial conversion feature	(1,074,330)	—
	$6,044,711	$2,913,392

Aggregate future required principal payments on these notes during the twelve month period subsequent to December 31, 2006 are as follows:

2007	$3,557,462
2008	2,066,579
2009	—
2010	1,495,000
$7,119,041

(a)
On August 28, 2001, the Company made an investment in Excelsior Radio Networks, Inc. (“Excelsior”) which was completely liquidated during 2005. As part of the purchase price paid by the Company for its investment in Excelsior, the Company issued a $1,000,000 note to Winstar. This note was due February 28, 2002 with interest at 3.54% per annum but in accordance with the agreement has a right of offset against certain representations and warranties made by Winstar. The Company applied offsets of $215,000 against the principal balance of the note reflected in the accompanying consolidated interim financial statements relating to legal fees attributed to our defense of the lawsuits filed against us. The Company has consistently asserted that the due date of the note is extended until the lawsuit discussed in Note 19 is settled. However, on February 3, 2006, Winstar Global Media, Inc. (“WGM”) filed a lawsuit against the Company in an attempt to collect upon the $1,000,000 note between the Company and Winstar. On September 5, 2006, the Company reached a settlement agreement with WGM whereas the Company agreed to pay Winstar $750,000, pursuant to an agreed upon payment schedule, on or before July 2, 2007. On November 7, 2006, The United States Bankruptcy Court for the District of Delaware, approved the Company’s settlement agreement with WGM. Pursuant to the settlement agreement, the Company made payments of $300,000 during 2006 and the remaining $450,000 during the three months ended March 31, 2007. The Company recorded a gain during 2006 of $191,000 on the elimination of principal and interest in excess of the settlement amount.

(b)
On April 7, 2005, the Company issued a $1,000,000 principal amount promissory note (the "Bodnar Note") to Bodnar Capital Management, LLC, in consideration for a loan from Bodnar Capital Management, LLC to the Company in the amount of $1,000,000. Steven J. Bodnar is a managing member of Bodnar Capital Management, LLC. Mr. Bodnar, through Bodnar Capital Management, LLC, is a principal stockholder of the Company. The principal amount of the Bodnar Note and interest at the rate of 6% per annum was payable on May 31, 2006. The obligations under the Note were collateralized by all real property owned by the Company. During the year ended December 31, 2006 and 2005, the Company incurred interest expense of $44,000 and $25,000, respectively. During the quarter ended June 30, 2006, the Company repaid the outstanding principal balance and accrued interest totaling $69,000.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(c)
From January 11, 2006 through June 30, 2006, Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”), a related party, loaned the Company a total of $443,000, all of which was repaid. As consideration for the loans, the Company issued the Fund secured promissory notes with an interest rate of 7% per annum (the “Fund Notes”), and entered into a security agreement granting the Fund a security interest in the Company’s personal property and fixtures, inventory, products and proceeds as security for the Company’s obligations under the Fund Notes. During the year ended December 31, 2006, the Company incurred and paid interest expense of $2,000 on the Fund Notes.

On February 8, 2006, the Fund loaned $687,000 to ASG and at December 31, 2006 the entire amount was outstanding. As consideration for the loan, ASG issued the Fund a secured promissory note in the principal amount of $687,000 (the “ASG Note”) and granted a real estate mortgage in favor of the Fund relating to certain real property located in Jefferson County, Alabama (the “ASG Property”). The ASG Note, as amended, bears interest at the rate of 10% per annum and was due on September 15, 2006. The ASG Note is in default and classified with current liabilities. The Fund received warrants to purchase 20,608 shares of the Company’s common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $44,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. The entire amount of the debt discount was amortized as interest expense. As security for the performance of ASG’s obligations pursuant to the ASG Note, ASG granted the Fund a security interest in all personal property and fixtures located at the ASG Property. During the year ended December 31, 2006, the Company incurred interest expense, excluding amortization of debt discount, of $61,000 on the ASG Note, all of which is accrued at December 31, 2006.

As of December 31, 2006 and December 31, 2005, the Fund loaned $1,495,000 and $1,117,000, respectively, to ASG in addition to the ASG Note. The loans were advanced to ASG, pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "Real Estate Note"). The Real Estate Note bears interest at the rate of 3% above the Prime Rate as published in the Wall Street Journal (8.25% at December 31, 2006). All unpaid principal, interest and charges under the Real Estate Note are due in full on July 31, 2010. The Real Estate Note is collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and the Fund. During the years ended December 31, 2006 and 2005, the Company incurred interest expense of $160,000 and 29,000, respectively, on the Real Estate Note, all of which is accrued at December 31, 2006.

From March 7, 2006 through October 16, 2006, the Fund loaned the Company a total of $524,000, of which $130,000 was repaid. The outstanding balance at December 31, 2006 is $394,000. The loans were advanced to the Company pursuant to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) entered into with the Fund on March 7, 2006. The Revolving Line of Credit allows the Company to request advances of up to $500,000 from the Fund. The initial term of the Revolving Line of Credit is for a period of six months and may be extended for one or more additional six month periods upon mutual agreement of the parties. Each advance under the Revolving Line of Credit will be evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit must be repaid with interest at the Prime Rate plus 1% within 60 days from issuance and will be convertible into shares of the Company’s common stock at the option of the Fund at a price of $3.10 per share. The obligations of the Company pursuant to such secured promissory notes are secured by the Company’s assets, personal property and fixtures, inventory, products and proceeds therefrom. During the year ended December 31, 2006, the Company incurred interest expense of $16,000 on the Revolving Line of Credit, of which $13,000 is accrued at December 31, 2006.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(d)
On January 12, 2006, Steven J. Caspi loaned $1,000,000 to ASG. As consideration for the loan, ASG issued Mr. Caspi a promissory note in the principal amount of $1,000,000 (the “Caspi Note”) and granted Mr. Caspi a mortgage on certain real estate owned by ASG and a security interest on all personal property and fixtures located on such real estate as security for the obligations under the Caspi Note. In addition, the Company entered into an agreement guaranteeing ASG’s obligations pursuant to the Caspi Note and Mr. Caspi received warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The Company recorded debt discount in the amount of $92,000 based on the estimated fair value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. The entire amount of the debt discount was amortized as interest expense. The Caspi Note initially accrued interest at the rate of 10% per annum, which together with principal, was due to be repaid on July 13, 2006. The Caspi Note was not repaid by the scheduled maturity and to date has not been extended, therefore the Caspi Note is recorded in current liabilities. The Caspi Note is in default and therefore accruing interest at the rate of 18% per annum. During the year ended December 31, 2006, the Company incurred interest expense of $130,000 on the Caspi Note, of which $75,000 is accrued at December 31, 2006.

(e)
From September 8, 2006 through September 19, 2006, Mr. Caspi loaned the Company a total of $1,495,000, all of which is outstanding at December 31, 2006. As consideration for the loan, the Company issued Mr. Caspi a Convertible Promissory Note in the principal amount of $1,495,000 (the “Second Caspi Note”). The Second Caspi Note bears interest at the rate of 12% per annum and is due upon the earlier of March 31, 2008 or, the occurrence of an event of default. As security for the performance of the Company’s obligations pursuant to the Second Caspi Note, the Company granted Mr. Caspi a security interest in certain real property. Mr. Caspi received warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. During the year ended December 31, 2006, the Company had incurred interest expense, excluding amortization of debt discount, of $56,000 on the Second Caspi Note, all of which is accrued at December 31, 2006.

As the effective conversion price of the Second Caspi Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $769,000 based on the intrinsic value of the beneficial conversion feature of the note.

The warrant issued to Mr. Caspi in conjunction with the Second Caspi Note will expire after September 8, 2011. The Company recorded debt discount in the amount of $231,000 based on the estimated fair value of the warrants. The debt discount as a result of the beneficial conversion feature of the note and the estimated fair value of the warrants will be amortized as non-cash interest expense over the term of the debt using the effective interest method. Through December 31, 2006, interest expense of $123,000 has been recorded from the debt discount amortization.

(f)
On May 1, 2006, Herbert Langsam, a Class II Director of the Company, loaned the Company $500,000. The loan is documented by a $500,000 Secured Promissory Note (the “Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Langsam Note accrues interest at the rate of 12% per annum and has a maturity date of November 1, 2006. This note was not repaid by the scheduled maturity and to date has not been extended, therefore the Langsam Note is recorded in current liabilities. Accordingly, the note is currently in default and therefore accruing interest at the rate of 16% per annum. Pursuant to the terms of a Security Agreement dated May 1, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Langsam Note.

On November 13, 2006, Mr. Langsam, loaned the Company an additional $100,000. The loan is documented by a $100,000 Secured Promissory Note (the “Second Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Second Langsam Note accrues interest at the rate of 12% per annum and has a maturity date of May 13, 2007. Mr. Langsam received warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $17,000 as the estimated value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method. Through December 31, 2006, interest expense of $5,000 has been recorded from the debt discount amortization. Pursuant to the terms of a Security Agreement dated November 13, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Second Langsam Note.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

On November 3, 2006 the balance due under the Kalina Note was added to a new Convertible Promissory Note in the principal amount of $400,000 (the “Second Kalina Note”), pursuant to which the Company received proceeds of approximately $150,000, which is due on January 31, 2008. The Second Kalina Note bears interest at the rate of 12% per annum and is due on January 31, 2008 or, the occurrence of an event of default. Mr. Kalina received warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. During the year ended December 31, 2006, the Company incurred interest expense, excluding amortization of debt discount, of $20,000 on the Second Kalina Note, all of which is accrued at December 31, 2006.

As the effective conversion price of the Second Kalina Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $77,000 based on the intrinsic value of the beneficial conversion feature of the note.

The warrant issued to Mr. Kalina in conjunction with the Second Kalina Note will expire after November 3, 2011. The Company recorded debt discount in the amount of $29,000 based on the estimated fair value of the warrants. The debt discount as a result of the beneficial conversion feature of the note and the estimated fair value of the warrants will be amortized as non-cash interest expense over the term of the debt using the effective interest method. Through December 31, 2006, interest expense of $15,000 has been recorded from the debt discount amortization.

Morelli Note and Warrant

On June 6, 2006 the Company entered into a Secured Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company sold a $1,100,000 principal amount Secured Convertible Promissory Note (the “Morelli Note”) and a warrant to purchase 401,460 shares of the Company’s common stock (the “Morelli Warrant”) to Alan E. Morelli.

The Morelli Note accrued interest at the rate of 12% per annum through July 6, 2006, after which the interest rate increased to 15% per annum from July 6, 2006 through the date the loan was repaid. The principal amount of the Morelli Note and any accrued but unpaid interest was due to be paid on October 6, 2006, or the occurrence of an event of default. On August 15, 2006 the Company received a notice of default regarding the Morelli Note. The notice of default specifically cited the Company’s failure to obtain the prior written consent of Mr. Morelli to the incurrence of indebtedness and failure to repay the obligations owing under the Morelli Note in an amount equal to the proceeds of the indebtedness. Upon the occurrence of an event of default the interest rate increased to 19% per annum. During September 2006, from the proceeds of the Second Caspi Note, the Company repaid the outstanding principal amount and accrued interest of $51,000.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As the effective conversion price of the Morelli Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $556,000 based on the intrinsic value of the beneficial conversion feature of the note. Since the Morelli Note was convertible at the time of issuance, the debt discount as a result of the beneficial conversion feature was amortized as non-cash interest expense.

On the date of issuance, the Morelli Warrant had an exercise price of $3.04 per share and will expire after June 6, 2011. The Company recorded debt discount in the amount of $472,000 based on the estimated fair value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method. Through December 31, 2006, the entire amount of debt discount amortization from the Morelli Warrant has been recorded.

In August 2006, prior to the repayment of the Morelli Note, the Company sold shares of its common stock at $1.25 per share (See Note 13) thereby requiring modifications to both the Morelli Warrant and Morelli Note. These modifications resulted in an adjustment to the conversion price of the Morelli Note, an adjustment to the exercise price of the Morelli Warrant and an increase in the number of shares of common stock available to purchase upon exercise of the Morelli Warrant. These modifications were sufficiently different from the initial terms of the Morelli Note and Morelli Warrant, requiring the Company to account for the change in conversion terms as a substantial modification of terms in accordance with EITF Issue No. 96-19, Debtor’s Accounting and Modification on Exchange of Debt Instruments.

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

12. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2006 and 2005 are comprised of the following:

	December 31, 2006	December 31, 2005
Accrued officer's severance	$—	$22,716
Accrued interest	520,114	215,093
Accrued professional fees	10,000	160,000
Deferred revenue	—	103,875
Accrued salaries	197,495	45,833
Other	96,857	21,599
	$824,466	$569,116

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

In consideration for Health West's services, the Company agreed to issue Health West 42,017 shares of the Company's common stock, to be issued as follows: (a) 10,505 shares, valued at $62,505, were issued upon signing the agreement; (b) an additional 15,756 shares, valued at $93,748, of the Company’s common stock held in treasury were issued as a result of Health West’s assistance in structuring a comprehensive manufacturing agreement with A Plus Manufacturing, which was entered into on August 17, 2005; and (c) the Company is obligated to issue the remaining 15,756 shares for Health West’s services in developing a regional distribution network to integrate the Safety-Sponge™ System into the existing acute care supply chain. As an additional incentive, the Company granted Health West warrants to purchase a total of 175,000 shares of the Company’s common stock as discussed in Note 14.

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

Between November 30, 2006 and December 15, 2006, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company issued and sold to these accredited investors an aggregate of 238,000 shares of its common stock and warrants to purchase an additional 119,000 shares of its common stock. The warrants are exercisable for a period of three years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. These issuances resulted in aggregate gross proceeds to the Company of $297,500.

14. WARRANTS

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

During the year ended December 31, 2006, a total of 1,995,959 warrants, at exercise prices ranging from $1.25 to $4.50 per share were issued. The warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75% - 4.50%, three to five years and 63% - 88%, respectively. Warrants granted during the year ended December 31, 2005 were valued using the same assumptions with the exception that the Company used volatility of 83%. As of December 31, 2006, a total of 3,274,521 warrants, at exercise prices ranging from $1.25 to $6.05 remain outstanding.

15. STOCK REPURCHASE PROGRAM

In May 2005, the Board of Directors authorized a stock repurchase program under which up to 150,000 shares of the Company’s common stock could be repurchased from time to time with available funds. The primary purpose of the stock repurchase program is to allow the Company the flexibility to repurchase its common stock to potentially reduce stock dilution and seek to improve its long-term earnings per share. Repurchases may be made in the open market or in privately negotiated transactions, subject to regulatory considerations, and may be discontinued at any time. The only repurchases made by the Company during the last three years occurred during the year ended December 31, 2005 when the Company repurchased 10,611 shares of common stock for $36,931. Although the Company’s stock repurchase program remains in place, the Company does not currently intend to make a material amount of repurchases. Future repurchases, if any, will depend on subsequent developments, corporate needs and market conditions. If subsequent developments occur or corporate needs and market conditions change that might cause the Company to make one or more repurchases, the Company would not necessarily make a public announcement about it at that time.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

16. STOCK OPTION PLANS

On September 9, 1997, the Company’s stockholders approved two Stock Option Plans: a Stock Incentive Plan to be offered to the Company’s consultants, officers and employees (including any officer or employee who is also a director of the Company) and a Non-Statutory Stock Option Plan (collectively the “1997 Plans”) to be offered to the Company’s “outside” directors, (i.e., those directors who are not also officers or employees of the Company). As of December 31, 2006, there were no outstanding options to purchase the Company’s common stock and no options available for future issuance under either the SIP or the SOP.

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

A summary of stock option activity for the year ended December 31, 2006 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2003	78,750	61,875	$3.80	6.15
Grants	(78,750)	78,750	$0.50	9.67
Exercises		(78,750)	$0.50	9.58
Cancellations	56,250	(56,250)	$3.71	5.73

December 31, 2004	56,250	5,625	$4.67	5.08
Adoption of Amended 2005 SOP	2,500,000
Exercises		(5,625)	$4.67	5.00
Restricted Stock Awards	(438,046)
Grants	(1,044,000)	1,044,000	$5.02	9.39

December 31, 2005	1,074,204	1,044,000	$5.02	9.39
Cancellation of 1997 Plans	(56,250)
Restricted Stock Awards	(331,928)
Grants	(785,000)	785,000	$3.80	9.21
Cancellations	125,000	(125,000)	$4.51	8.87

December 31, 2006	26,026	1,704,000	$4.50	8.73	$—

Options exercisable at:
December 31, 2004		5,625	$4.67	5.08	$—
December 31, 2005		220,125	$5.27	9.25	$—
December 31, 2006		832,625	$4.90	8.54	$—

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on December 31, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. There have been nil, 5,625 and 78,750 options exercised during the years ended December 31, 2006, 2005 and 2004, respectively.

A summary of the changes in the Company’s nonvested options during the year ended December 31, 2006 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2005	823,875	$2.36
Granted	785,000	$2.50
Vested	(612,500)	$2.53
Cancelled and forfeited	(125,000)	$2.63

Nonvested at December 31, 2006	871,375	$2.31

All options that the Company granted during 2004 through 2006 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Year ended December 31,
	2006	2005	2004
Weighted average risk free interest rate	3.75%	3.75%	3.00%
Weighted average life (in years)	4.16	3.0	0.1
Volatility	89%	83%	102%
Expected dividend yield	0%	0%	0%
Weighted average grant-date fair value per share of options granted	$2.50	$2.48	$0.50

During the year ended December 31, 2006, the Company recorded compensation costs related to stock options of $1,118,000. As of December 31, 2006, total unrecognized compensation cost related to unvested stock options was 941,000. The cost is expected to be recognized over a weighted average period of 1.70 years.

17. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006 and 2005, the Company paid approximately 25% and 75%, respectively, of the base rent on the corporate offices and The Ault Glazer Group, Inc. ("Ault Glazer"), based upon their usage of the facilities, paid the remaining base rent. During the three months ended December 31, 2004 the Company’s corporate offices were initially provided at no cost by Ault Glazer. Together, Milton “Todd” Ault III, our former Chairman and Chief Executive Officer of the Company, and Louis Glazer, a Class I Director of the Company, and Melanie Glazer, the former Manager of our real estate segment, (together, the “Glazers”) own a controlling interest in the outstanding capital stock of Ault Glazer. As of December 31, 2006 and December 31, 2005, Ault Glazer, Mr. Ault and the Glazers indirectly beneficially own or control approximately 40% and 50%, respectively, of the outstanding common stock of the Company and beneficially own approximately 98.2% of the outstanding preferred stock of the Company.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

At December 31, 2006 and December 31, 2005, the Company had an amount due from Strome Securities of nil and $9,000, respectively, recorded in other current assets. Until October 31, 2005, the Company maintained a brokerage account with Strome Securities and until December 31, 2004, Ault was a registered representative of Strome Securities. Beginning November 1, 2005, the Company moved its brokerage account from Strome Securities to AGB Securities, Inc., a related party. A nominal amount of commissions were incurred by the Company during the years ended December 31, 2006 and 2005 as a result of trades in the Company’s brokerage account.

On April 28, 2005, the Company purchased 0.61 acres of vacant land in Springfield, Tennessee from a related party. The purchase price consisted of $90,000 in cash, 20,444 shares of common stock and 10,221 warrants to purchase common stock at an exercise price of $4.53 and a 5 year contractual life valued at $86,000.

IPEX, Inc.

On June 30, 2005, the Company formalized the terms of a consulting agreement, consented to by IPEX, whereby the Company was retained by the majority shareholder of IPEX and former President, Chief Executive Officer and director of IPEX (“Majority Shareholder”), to serve as a business consultant to IPEX. At June 30, 2005, Mr. Ault, the Company’s Chairman and Chief Executive Officer at that time, was granted an irrevocable voting proxy for 18,855,900 shares of IPEX owned by the Majority Shareholder (representing approximately 67% of the then outstanding shares of IPEX). At December 31, 2005, the Company held 7.8% of IPEX’s outstanding shares of common stock. On June 30, 2005, the Company agreed with IPEX as to the scope of such consulting services and the consideration for such services. The Company initially valued the amount of the consulting services at $1,331,000, which was due on August 15, 2005. The Company received 500,000 shares of IPEX common stock in December 2005 as payment for the services. At the time of payment, the fair market value of IPEX common stock had decreased by approximately 33%. Accordingly, the Company reduced the initial value of the consulting services by the amount of the decrease in the fair market value of IPEX common stock, $675,000. As a result of the decrease in the fair market value of IPEX common stock, the Company ultimately recognized $656,000 in revenue as a result of this agreement, of which $104,000 was recognized during the year ended December 31, 2006.

The Company’s former Chairman and Chief Executive Officer and significant beneficial owner of the Company, Milton “Todd” Ault III, served as a director of IPEX. Further, the Chief Executive Officer of ASG served as an IPEX director and member of IPEX’s Audit Committee from August 2005 through January 2006.

Digicorp

At December 31, 2006 and 2005, the Company had an investment in Digicorp recorded in long-term investments. The Company’s Chief Executive Officer and Chief Financial Officer, William B. Horne, was also Chief Financial Officer of Digicorp and a director of the Company. Further, certain Company officers and directors, both past and present, served in various management and director roles at Digicorp.

Loans

During the years ended December 31, 2006 and 2005, the Company received loans from Ault Gazer Capital Partners, LLC (the “Fund”). Ault Glazer & Company Investment Management, LLC (“AG & Company IM”) is the managing member of the Fund. The managing member of AG & Company IM is Ault Glazer. Mr. Ault is Chairman, Chief Executive Officer and President of Ault Glazer. Until June 8, 2006, the Company’s current Chief Executive Officer, Chief Financial Officer and Director, William B. Horne, was also Chief Financial Officer of Ault Glazer.

Due from Related Parties

At December 31, 2006 and 2005, the Company had an amount due from related parties of nil and $85,000, respectively, recorded in other current assets. This amount relates to an allocation of expenses from the Company to the related parties

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

18. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2006 and 2005 are as follows:

Deferred tax assets:	2006	2005
Federal net operating loss carryforward	$6,931,000	$4,000,000
State net operating loss carryforward	1,041,000	279,000
Stock based compensation	1,840,000	1,077,000
Other	19,000	26,000
Total deferred tax asset	9,831,000	5,382,000
Deferred tax liability:
Book and tax bases difference arising from purchased patents	(1,473,066)	(1,590,045)
Total net deferred tax asset	8,357,934	3,791,955
Less valuation allowance	(9,831,000)	(5,382,000)
Net deferred tax liability	$(1,473,066)	$(1,590,045)

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company’s loss for the year ended December 31, 2006, the Company has provided a valuation allowance in the amount of $9,381,000, an increase of $4,449,000. The amount of deferred tax asset considered realizable could change in the near term if projected future taxable income is realized. A component of the Company’s deferred tax assets are net operating loss carryforwards of approximately $20,386,000 and $11,765,000 at December 31, 2006 and 2005, respectively. A greater than 50% change in the ownership of the Company’s common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to the Internal Revenue Code Section 382. The Company believes that such a change occurred during the year ended December 31, 2004. Based upon an analysis of purchase transactions of the Company’s equity securities, the Company believes the net operating loss carryforward utilization, attributed to losses incurred prior to December 31, 2004, is limited to approximately $755,000 per year. The federal and state net operating losses will begin to expire in 2011 and 2015, respectively.

Due to the Company being in a net loss position, the implementation during 2006 of EITF 05-8, Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature, resulted in a difference of $569,000 between the expected income taxes at statutory rates and the amounts presented herein related to the change in valuation allowance.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For the years ended December 31, 2006, 2005 and 2004, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2006	2005	2004
Federal statutory tax rate	(34.00)%	(34.00)%	(34.00)%
State and local income taxes, net of federal tax Benefit	0.01	0.01	(2.00)
Non deductible items	8.30	1.76	(0.25)
Valuation allowance	24.83	30.61	36.25

Total effective tax rate	(0.86)%	(1.62)	—%

19. COMMITMENTS AND CONTINGENCIES

Operating Lease

During August 2005, the Company entered into an operating agreement for office space for Surgicount.  The lease requires monthly payments of $4,174 from October 1, 2005 through September 30, 2006 and $4,341 from October 1, 2006 through September 30, 2007.  In 2006, the Company formalized a sub-lease agreement with AGB & Company, a related party, for use of its corporate office. The sub-lease agreement extends through February 2011, with a 5-year extension option under certain conditions. Effective March 31, 2007, the Company terminated its sub-lease agreement with AGB & Company. Accordingly, future minimum annual rent payment of $63,996 due during the year ended December 31, 2007 represent the remaining obligation under the Company’s existing operating leases.

Rent expense during the years ended December 31, 2006, 2005 and 2004 was $131,129, $88,368 and $76,276, respectively.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

On February 3, 2006, WGM filed a lawsuit against the Company. The WGM lawsuit attempts to collect upon the $1,000,000 note between the Company and Winstar discussed in Note 11. On September 5, 2006, the Company reached a settlement agreement with WGM whereas the Company agreed to pay Winstar $750,000, pursuant to an agreed upon payment schedule, on or before July 2, 2007. On November 7, 2006, The United States Bankruptcy Court for the District of Delaware, approved the Company’s settlement agreement with WGM.

The Company is the owner of U.S. Patent no. 5,931,824 (the '824 Patent) and corresponding European Patent 1032911.  The Company became aware of certain prior knowledge cited against the then pending European patent application which had not been considered during prosecution of the U.S. patent application which eventually issued as the '824 Patent.  The knowledge was successfully distinguished in the European proceeding, and the European patent granted.  In order to strengthen the enforceability of the U.S. '824 Patent, the Company filed a request for reexamination.  Recently, the Company received notification from the U. S. Patent Office that a reexamination certificate will be granted affirming the validity of the reexamined patent with certain amendments to the claims.  Company counsel has reviewed the amended claims and believes that they will cover the Safety-Sponge™ System as well as a broad range of commercially equivalent systems.  In addition to the reexamined patent and the European patent, the Company has filed one additional U. S. Patent application and one international patent application covering improved methods and systems for the automated counting and tracking of surgical articles, that would provide the Company’s Safety-SpongeTM System with an additional level of protection to prevent competitors from attempting to replicate and market a similar version of the Company’s Safety-SpongeTM System.

Employment Agreements

The Company has entered into employment agreements with certain of its executives, which provide for annual base compensation plus, in most cases, bonuses and other benefits.  As of December 31, 2006, approximate future annual base compensation under these agreements are as follows:

Years ended December 31,
2007	2008	2009	2010	Total

$783,333	$575,000	$237,500	$150,000	$1,745,833

20. SEGMENT REPORTING

The Company reports selected segment information in its financial reports to shareholders in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The segment information provided reflects the three distinct lines of business within the Company’s organizational structure: medical products, which consists of Surgicount, financial services and real estate, which consists of AGB Properties and car wash services, which consists of Automotive Services Group. Unallocated corporate expenses are centrally managed at the corporate level and not reviewed by the Company’s chief operating decision maker in evaluating results by segment.

Transactions between segments are not common and are not material to the segment information. Some business activities that cannot be classified in the aforementioned segments are shown under “corporate”.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Segment information for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Medical Products
Revenue	$140,654	$—	$—
Net loss	$(2,685,416)	$(2,784,431)	$—
Total Assets	$6,181,473	$6,391,607	$—

Car Wash Services
Net loss from discontinued segment	$(1,647,285)	$(61,960)	$—
Total Assets	$3,200,164	$1,727,686	$—

Financial Services and Real Estate
Revenue	$103,875	$562,374	—
Net income (loss)	$(1,444,086)	$1,743,221	$536,454
Total Assets	$1,590,609	$7,494,762	$5,808,672

Corporate
Revenue	—	—	$—
Net loss	$(7,846,365)	$(4,804,353)	$(2,945,211)
Total Assets	$209,200	$419,810	$1,125,571

Total
Revenue	$244,529	562,374	$—
Net loss	$(13,623,152)	$(5,907,523)	$(2,408,757)
Total Assets	$11,181,446	$16,033,865	$6,934,243

21. SELECTED QUARTERLY RESULTS (UNAUDITED)

	March 31	June 30	September 30	December 31

2006 Quarter Ended
Total assets	$15,925,286	$14,036,035	$11,654,435	$11,181,446
Revenues	$54,993	$48,882	$18,514	$122,140
Operating loss	$(3,241,909)	$(1,329,487)	$(1,426,040)	$(1,608,125)
Net loss	$(3,573,532)	$(2,917,733)	$(5,618,832)	$(1,513,055)
Basic and diluted net loss per common share	$(0.60)	$(0.47)	$(0.87)	$(0.23)

2005 Quarter Ended
Total assets	$11,793,900	$11,788,107	$10,798,123	$16,033,865
Revenues	$—	$586,627	$29,693	$(53,946)
Operating loss	$(2,094,355)	$(1,568,643)	$(2,071,751)	$(2,060,084)
Net income (loss)	$(1,784,212)	$(1,770,433)	$(2,155,314)	$(197,564)
Basic and diluted net income (loss) per common share	$(0.37)	$(0.33)	$(0.39)	$(0.04)

22. SUBSEQUENT EVENTS

On January 29, 2007, the Company entered into a subscription agreement with A Plus, pursuant to which the Company sold to A Plus 800,000 shares of its common stock and warrants to purchase an additional 300,000 shares of its common stock. The Company received gross proceeds of $500,000 in cash and will receive $500,000 in product over the course of the next twelve (12) months. The Warrant shall have a term of five (5) years and shall have an exercise price equal to $2.00 per share.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Between January 29, 2007 and April 5, 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company issued and sold to these accredited investors an aggregate of 2,104,000 shares of its common stock and warrants to purchase an additional 1,052,000 shares of its common stock. The warrants are exercisable for a period of three to five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. These issuances resulted in aggregate gross proceeds to the Company of $2,630,000.

On April 4, 2007, ASG entered into an agreement for the sale of real property located in Tuscaloosa, Alabama (the “Tuscaloosa Undeveloped Land”) to Twin Properties, LLC. Pursuant to the agreement, ASG is responsible for obtaining title insurance, all required taxes related to the transaction and providing a marketable title in fee simple to Twin Properties, LLC. ASG agreed to sell the Tuscaloosa Undeveloped Land for a purchase price of $965,000. This transaction is expected to close in July 2007.

On April 26, 2007, ASG entered into a binding term sheet to sell its express car wash and a parcel of real property, both located in Birmingham, Alabama, to Charles H. Dellaccio and D.W. Grimsley, Jr. Mr. Grimsley is the Chairman of the Board and Chief Executive Officer of Automotive Services Group. The aggregate purchase price for both properties is $2.25 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to the Company's Amended and Restated Certificate of Incorporation and its Bylaws, the number of directors constituting the Board shall be fixed from time to time by resolution passed by a majority of the Board. The number of directors on the Board is currently fixed at seven. The holders of the Series A Preferred Stock, voting separately as one class, shall have the right to elect three directors at all times during which the Series A Preferred Stock is outstanding (the “Series A Directors”). Directors are elected by class for a staggered term of three years for each class, with the term of office of one class of directors expiring each year. Directors serve until their successors are elected and qualified. No current disagreement exists between the Company and any of the current members of the Board regarding the operations, policies or practices of the Company.

The current directors of the company are as follows: David M. Augustine (Class I Director (Served since 2007) - nominated for re-election to the Board for a three-year term expiring in 2010); William B. Horne (Class I Director (Served since 2007) - nominated for re-election to the Board for a three-year term expiring in 2010); Herbert Langsam (Class II Director - (Served since 2004) - term expiring in 2008); Wenchen Lin (Class II Director - (Served since 2007) - term expiring in 2008); Arnold E. Spangler (Class III Director (Served since January 7, 2006) - term expiring in 2009); and Louis Glazer, M.D., Ph.G (Class III Director (Served since 2004) - term expiring in 2009). All of the Company’s directors are independent with the exception of William B. Horne.

Common Stock Directors

Arnold Spangler (1), (2),, age 58, is the Company’s Chairman and was elected by the Board of Directors to serve as a Class III Director of the Company on January 7, 2006 to fill the vacancy created by the first resignation of Milton “Todd” Ault, III effective January 9, 2006. From 1993 through 2005 Mr. Spangler was Managing Director of Mancuso & Co., a private merchant banking and equity firm which arranges and participates in leveraged buyout acquisitions. Mr. Spangler is currently on advisory boards of NYPPE Holdings, LLC and Total Equips, Inc., both private companies.

David Augustine, age 45, was elected by the Board of Directors to serves as a Class I Director of the Company on January 24, 2007 to fill the vacancy created by the resignation of Brig. Gen. Lytle Brown, III effective January 24, 2007. Mr. Augustine has almost twenty years experience as a successful legal advisor, managing principal and business consultant. Mr. Augustine began his career as an attorney in the Mergers and Acquisitions department of Skadden, Arps, Slate, Meagher & Flom, representing predominantly Fortune 500 companies. Mr. Augustine also started up the firm’s restructuring and reorganization department in its Wilmington, Delaware office. Mr. Augustine has guided numerous companies through successful restructurings both as a business principal and as a legal advisor. He also has substantial experience in the areas of intellectual property development, protection, and licensing.

William B. Horne, age 38, is the Company’s Chief Executive and Chief Financial Officer and Principal Accounting Officer. Mr. Horne was elected by the Board of Directors to serves as a Class I Director of the Company on January 9, 2007 to fill the vacancy created by the resignation of Milton “Todd” Ault III effective January 9, 2007. From July 5, 2005 until June 8, 2006, Mr. Horne was also the Chief Financial Officer and a director of The Ault Glazer Group, Inc. (f/k/a Ault Glazer Bodnar & Company, Inc.), which is the managing member of AG Management. Since July 20, 2005, Mr. Horne has been a director of Digicorp (OTCBB: DGCO). From July 20, 2005 until April 20, 2007, Mr. Horne was also the Chief Financial Officer of Digicorp. From September 30, 2005 until December 29, 2005, Mr. Horne also served as Digicorp’s Chief Executive Officer and Chairman of Digicorp’s Board of Directors. Since January 2002, Mr. Horne has provided strategic financial consulting services to private and public companies. From May 2002 to April 2005, Mr. Horne held the position of Chief Financial Officer of Alaska Wireless Communications, a privately held advanced cellular communications company. From November 1996 to December 2001, Mr. Horne held the position of Chief Financial Officer of The Phoenix Partners, a venture capital limited partnership located in Seattle, Washington.

Wenchen Lin, age 51, was elected by the Board of Directors to serves as a Class II Director of the Company on March 28, 2007 to fill the vacancy created by the resignation of Alice Campbell effective January 26, 2007. Mr. Lin has almost twenty years experience as the President and founder of A Plus International, a successful manufacturer producing a variety of surgical dressings, film and plastic products and servicing the custom procedural tray industry on cotton textile products. A Plus has established relationships with key market leaders in the industries that A Plus services. Mr. Lin began his career serving as Vice-President to large trade and shipping companies, such as Trade Diversified, Inc. and Brother Trucking Co. and has vast knowledge and experience in oversees factories, trade, transport and distribution. Mr. Lin received his MBA from Ohio University and his accounting degree from Taiwan Suzhou University.

Series A Preferred Stock Directors

Louis Glazer, M.D., Ph.G. , age 76, has served as a Class III Director of the Company since October 22, 2004. Dr. Glazer also currently serves as a member of AGB & Company IM’s advisory board and as an independent biotechnology and medical consultant. Until 2002, Dr. Glazer served as the chief anesthesiologist and medical director for the Vitreo-Retinal Clinic in Memphis, Tennessee. Prior to that, Dr. Glazer taught obstetrics anesthesia at the University of Tennessee, while practicing anesthesiology at Baptist East Hospital, Methodist Hospital, St. Francis Hospital and Baptist Memorial Hospital in Memphis, Tennessee. Dr. Glazer was also responsible for establishing anesthesia programs at Baptist Memorial Hospital and Methodist Hospital South in Memphis, Tennessee. Dr. Glazer received his B.S. in pharmacy from the University of Oklahoma and his M.D. from the University of Bologna School of Medicine in Italy.

Herbert Langsam (1), (2), age 76, has served as a Class II Director of the Company since October 22, 2004. Mr. Langsam also currently serves as president of Medicare Recoveries, Inc., a private company located in Oklahoma City, Oklahoma focused on providing Medicare claims and recovery services. Mr. Langsam serves as a member of the board of trustees for the Geriatric Research Drug Therapy Institute and as an adjunct professor at the University of Oklahoma Pharmacy School. Previously, Mr. Langsam was the founder, president and chief executive officer of Langsam Health Services, a conglomerate of health care companies that serviced 17,000 long-term care residents, that was acquired by Omnicare, Inc. in 1991. Mr. Langsam also served as the vice president of pharmacy services for Omnicare, Inc. following its acquisition of Langsam Health Services. Mr. Langsam received his B.S. in pharmacy from the University of Oklahoma.

(1) Member of Compensation Committee; (2) Member of Audit Committee

Executive Officers

The executive officers of the Company as of May 8, 2007 are as follows:

Name and Age	Title	Served as an Officer Since
William B. Horne (38)	Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer	2005
Lynne Silverstein (36)	Executive Vice President and Secretary	2004
William Adams (51)	President and Chief Executive Officer of SurgiCount Medical, Inc.	2005
Rick Bertran (45)	President of SurgiCount Medical, Inc.	2005
James Schafer (59)	Director of Manufacturing of SurgiCount Medical, Inc.	2005

Certain family relationships exist among the directors, executive officers and/or significant employees of the Company. Specifically, Lynne Silverstein, the Executive Vice President and Secretary of the Company, is the step-daughter of Louis Glazer. Louis Glazer is the Company’s former Chief Executive Officer and a Class III Director of the Company. In addition, Louis Glazer and Melanie Glazer are husband and wife. Melanie Glazer is the former Manager of a closed wholly owned subsidiary Ault Glazer Bodnar Capital Properties, LLC (f/k/a Franklin Capital Properties, LLC).

Executive Officers

William B. Horne, age 38, Chief Executive and Chief Financial Officer and Principal Accounting Officer. For additional information about Mr. Horne, please see the Directors’ biographical information section above.

Lynne Silverstein, age 36, Executive Vice President and Secretary. From October 2003 until January 2007, Ms. Silverstein was also the Chief Executive Officer of The AG Group. Prior thereto, she was Director of Operations since January 2001, having joined Ault Glazer Bodnar & Company, Inc. in January 1999 as a Manager. From February 1996 to October 1998 she was employed by STV Communications, a media content and preview kiosk company, serving as Marketing Director since February 1998. Ms. Silverstein received her B.S. in Communications from the University of Miami.

Bill Adams, age 51, President and Chief Executive Officer of SurgiCount Medical, Inc. Mr. Adams has 25 years of experience in the health care industry and the disposable medical supply business.  As the President of Health West Marketing since its inception in 1983, Mr. Adams pioneered the introduction of custom procedure trays into the acute care supply chain.  Additionally, Mr. Adams is one of the industry's leaders in taking advantage of global economics through the introduction of external manufacturing in China with A Plus International.  Mr. Adams has been actively involved in the design and development of SurgiCount Medical's Safety-Sponge System for several years and was instrumental in solidifying SurgiCount’s national distribution and manufacturing agreements.

Richard Bertran, age 45, President of SurgiCount Medical, Inc. From September 2002 until July 2005, Mr. Bertran was Director of North American Sales for eNGENUITY Technology, a company in the visualization and simulation software industry. From 1988 to 1998, Mr. Bertran served as Western Regional Sales Manager for Maxxim Medical, a company that creates and packages custom surgical packs.

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

Certain Significant Employees

Darrell W. Grimsley, Jr., age 40, Chief Executive Officer of Automotive Services Group, LLC. Mr. Grimsley has been a practicing attorney during the last five years. From May 1, 1999 to present, Mr. Grimsley has been managing member of D.W. Grimsley, Jr., LLC, a law firm practicing in the areas of credit, toxic torts, employment law, due diligence reporting and business consulting and advising. From October 1, 2003, Mr. Grimsley has been managing member of The Bankruptcy Group, LLC a law firm focusing on business and consumer bankruptcy law. Mr. Grimsley was a director of Digicorp (OTCBB: DGCO) from July 16, 2005 until December 29, 2005. Mr. Grimsley was a director of IPEX, Inc. (OTCBB: IPEX) from August 30, 2005 until February 2, 2006.

Audit Committee

The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements. The Audit Committee is presently composed of two persons, including Messrs. Herbert Langsam and Arnold Spangler, each of whom are considered independent under Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and each of whom is financially literate. Mr. Langsam serves as Chairman of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2006:

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Louis Glazer, M.D., Ph.G., Former Officer and Director	9	13	0
William B. Horne, Officer and Director	4	4	0
Lynne Silverstein, Officer	6	7	0
Arnold Spangler, Director	2	4	0
Herbert Langsam, Director	5	7	0
Bill Adams, Officer	0	0	0
Milton “Todd” Ault, III, Former Officer and Former Director	6	7	0

Item 11. Executive Compensation.

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended December 31, 2006 who earned compensation exceeding $100,000 during 2006 (the “named executive officers”), for services as executive officers for the last three fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
William B. Horne, Chief Executive & Chief Financial Officer (1)	2006 2005 2004	150,000 75,000 0	0 750 0	38,703 277,536 0	0 227,732 0	0 0 0	0 0 0	255 368 0	188,958 581,386 0
Bill Adams, President & Chief Executive Officer of SurgiCount (2)	2006 2005 2004	206,250 0 0	0 0 0	0 0 0	996,302 0 0	0 0 0	0 0 0	822 0 0	1,203,374 0 0
Lynne Silverstein, Executive Vice President	2006 2005 2004	120,000 120,000 0	0 0 0	123,000 158,000 0	108,085 131,384 0	0 0 0	0 0 0	200 591 0	351,285 409,975 0
Richard Bertran, President of SurgiCount	2006 2005 2004	200,000 92,500 0	0 750 0	0 36,000 0	0 343,195 0	0 0 0	0 0 0	360 433 0	200,360 47,878 0
James Schafer, Director of Manufacturing of SurgiCount	2006 2005 2004	100,000 39,807 0	0 750 0	0 50,000 0	0 186,324 0	0 0 0	0 0 0	342 361 0	100,342 277,242 0
Louis Glazer, M.D., Ph.G., Former Chief Executive Officer	2006 2005 2004	118,750 120,000 0	0 750 0	246,000 316,000 0	216,169 262,768 0	0 0 0	0 0 0	1,060 2,582 0	581,979 702,100 0
Milton “Todd” Ault III, Former Chief Executive Officer	2006 2005 2004	180,000 150,000 0	0 750 0	270,000 316,000 0	237,259 262,768 0	0 0 0	0 0 0	184 1,248 0	687,443 730,766 0

(1)	Mr. Horne was appointed Chief Executive Officer on January 9, 2007.

(2)	Mr. Adams was appointed President on February 28, 2007 and Chief Executive Officer of SurgiCount on April 21, 2006.

(3)
Represents the dollar amount recognized for financial reporting purposes of restricted stock grants and stock options awarded in 2006, 2005 and 2004, respectively, computed in accordance with SFAS 123(R).

(4)	Primarily represents long term disability premiums and life insurance premiums paid by the Company

The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2006. The Company did not have any outstanding stock appreciation rights (“SARs”) as of December 31, 2006.

GRANTS OF PLAN-BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks	All Other Option Awards: Number of Securities		Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	or Units(#)	Underlying Options(#)		Awards ($/Sh)	Option Awards
William B. Home	3/29/2006	0	0	0	0	0	0	12,648	—		0	38,703
Bill Adams	4/18/2006	0	0	0	0	0	0	—	400,000		3.50	996,302
Lynne Silverstein	1/31/2006	0	0	0	0	0	0	—	45,000	(1)	4.10	108,085
	1/31/2006	0	0	0	0	0	0	30,000	—		0	123,000
Richard Bertran	—	0	0	0	0	0	0	—	—		0	0
James Schafer	—	0	0	0	0	0	0	—	—		0	0
Louis Glazer, M.D., Ph.G.,	1/31/2006	0	0	0	0	0	0	—	90,000	(2)	4.10	216,169
	1/31/2006	0	0	0	0	0	0	60,000	—		0	246,000
Milton “Todd” Ault III	1/09/2006	0	0	0	0	0	0	—	90,000	(2)	4.50	237,259
	1/09/2006	0	0	0	0	0	0	60,000	—		0	270,000

(1)	15,000 options were cancelled subsequent to the grant date.

(2)	30,000 options were cancelled subsequent to the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
William B. Horne	78,000	0	0	5.267	3/30/2015	0	0	0	0
Bill Adams	100,000	300,000	0	3.50	4/18/2016	0	0	0	0
Lynne Silverstein	45,000 30,000	0 0	0 0	5.267 4.10	3/30/2015 1/31/2016	0 0	0 0	0 0	0 0
Richard Bertran	66,667	133,333	0	5.00	7/18/2015	0	0	0	0
James Schafer	31,250	118,750	0	5.00	8/08/2015	0	0	0	0
Louis Glazer, M.D., Ph.G.,	75,000 60,000	0 0	0 0	5.267 4.10	3/30/2015 1/31/2016	0 0	0 0	0 0	0 0
Milton “Todd” Ault III	75,000 60,000	0 0	0 0	5.267 4.10	3/30/2015 1/09/2016	0 0	0 0	0 0	0 0

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Aquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Aquired on Vesting (#)	Value Realized on Vesting ($)
William B. Horne	0	0	49,751	161,365
Bill Adams	0	0	0	0
Lynne Silverstein	0	0	48,000	205,800
Richard Bertran	0	0	0	0
James Schafer	0	0	0	0
Louis Glazer, M.D., Ph.G.,	0	0	96,000	411,600
Milton “Todd” Ault III	0	0	96,000	435,600

Pension Benefits

The Company does not offer a pension benefit plan.

Non-Qualified Deferred Compensation

The Company does not offer a non-qualified deferred compensation plan.

Compensation of Directors

As of December 31, 2006, each director of the Company is eligible to receive a fee of $500 plus reimbursement of expenses incurred in attending each board meeting. In addition, directors are eligible to receive grants of restricted stock and/or stock options pursuant to the Company’s compensation plans which are described below. During 2006, the Company did not compensate any of its directors in cash. The following table provides certain summary information concerning the compensation paid to directors, other than William Horne (our Chief Executive Officer), Milton “Todd” Ault III and Louis Glazer, M.D., Ph.G. (our former Chief Executive Officers), during 2006. All compensation paid to Messrs. Horne, Ault and Glazer is set forth in the table under “Executive Compensation.”

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arnold Spangler	0	43,000	37,786	0	0	0	80,786
Herbert Langsam	0	43,000	37,786	0	0	0	80,786
David Augustine (1)	0	0	0	0	0	0	0
Wenchen Lin (2)	0	0	0	0	0	0	0
Alice Campbell (3)	0	49,450	37,786	0	0	0	87,236
Brigadier General (Ret.) Lytle Brown III (4)	0	43,000	37,786	0	0	0	80,786

(1)	Mr. Augustine was appointed as a director effective January 24, 2007.

(2)	Mr. Lin was appointed as a director effective March 28, 2007.

(3)	Ms. Campbell resigned as a director effective January 26, 2007.

(4)	Mr. Brown resigned as a director effective January 24, 2007.

(5)	Represents the dollar amount recognized for financial reporting purposes of restricted stock grants and stock options awarded, computed in accordance with SFAS 123(R).

Compensation Committee Interlocks and Insider Participation

The Compensation Committee members currently are Messrs. Herbert Langsam and Arnold Spangler, each of whom is independent. Each member of the Compensation Committee is a “non-employee director” for purposes of Rule 16b-3 under Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code. Mr. Langsam serves as the Chairman of the Compensation Committee. None of these individuals is a present or former officer or employee of the Company.

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

Employment Agreements

On June 13, 2005, we entered into an employment agreement with William B. Horne as Chief Financial Officer of the Company and its subsidiaries, which became effective on July 5, 2005. Mr. Horne’s title subsequently was changed to Chief Executive Officer of the Company. The agreement continues for a term of 24 months. The agreement will automatically renew for successive one-year terms unless either party delivers to the other party written notice of termination at least 30 days before the end of the then current term. Mr. Horne’s base compensation under the agreement was $150,000 per year. Effective January 1, 2007 Mr. Horne’s base salary was increased to $250,000 per year. Upon entering into the agreement, Mr. Horne was granted 26,316 shares of restricted stock which vested during the first year of the agreement. In addition, Mr. Horne is eligible to receive shares of the Company’s common stock or options to purchase shares of the Company’s common stock from time to time as determined by the Board of Directors. The Company is required to promptly reimburse Mr. Horne for all reasonable out-of-pocket business expenses incurred in performing the responsibilities under the agreement. Mr. Horne is entitled to participate in any of the Company’s benefit plans in effect from time to time for employees of the Company. Mr. Horne is entitled to three weeks of paid vacation, to be scheduled and taken in accordance with the Company’s standard vacation policies. In addition, Mr. Horne is entitled to sick leave and holidays at full pay in accordance with the Company’s policies established and in effect from time to time. The agreement also contains customary provisions for disability, death, confidentiality, indemnification and non-competition. Both the Company and Mr. Horne have the right to voluntarily terminate the employment agreement at any time with or without cause. If the Company voluntarily terminates the agreement, the Company must pay Mr. Horne a cash sum equal to (a) all accrued base salary through the date of termination plus all accrued vacation pay and cash bonuses, if any, plus (b) as severance compensation, an amount equal to Mr. Horne’s then base salary for the remaining employment term, but only through July 5, 2007. If Mr. Horne voluntarily terminates the agreement, all unvested restricted stock and stock options will be forfeited. In the event of a merger, consolidation, sale, or change of control, the surviving or resulting company is required to honor the terms of the agreement with Mr. Horne.

Effective July 18, 2005, the Company’s subsidiary SurgiCount entered into an employment agreement with Richard Bertran as Executive Vice President of SurgiCount. Mr. Bertran’s title subsequently was changed to President of SurgiCount. Mr. Bertran’s annual base compensation is $200,000. In addition, Mr. Bertran is entitled to receive: (a) options to purchase 200,000 shares of the Company’s common stock with a strike price of $5.00 per share, which options will vest annually over three years; and (b) 10,000 restricted shares of the Company’s common stock as a signing bonus. Mr. Bertran also may receive the following stock options upon accomplishing milestones: (a) options to purchase 50,000 shares of the Company’s common stock when SurgiCount reaches $5 million in sales; and (b) options to purchase 50,000 shares of the Company’s common stock when Mr. Bertran accomplishes certain other unspecified milestones to be mutually agreed upon among Mr. Bertran, SurgiCount’s Chief Executive Officer and Health West. Mr. Bertran is also entitled to participate in all of SurgiCount’s employee benefit plans in effect from time to time. The employment agreement has an initial term of three years and will automatically renew for successive one-year periods unless sooner terminated. Mr. Bertran and SurgiCount have the right to terminate the employment agreement at any time during the employment term for any reason. SurgiCount may also terminate the employment agreement at any time for “cause” (as defined in the employment agreement). If the employment agreement is voluntarily terminated by Mr. Bertran or if SurgiCount terminates the agreement for cause, then all unvested stock options and/or unearned milestone bonuses will be forfeited and all obligations of the parties will end except SurgiCount must continue to reimburse Mr. Bertran for reasonable out-of-pocket business expenses related to his employment with SurgiCount, Mr. Bertan must continue to maintain the confidentiality of any confidential information about SurgiCount and SurgiCount may be required to indemnify Mr. Bertran for certain liabilities in connection with his employment. If SurgiCount voluntarily terminates the employment agreement without cause, then: (a) if the termination date is before 15 months after the effective date of the employment agreement, SurgiCount must pay Mr. Bertran severance compensation in cash equal to 15 months of base compensation, plus award the milestone option grants to the extent the milestones are met within the employment term; (b) if the termination date occurs within the final 15 months of the initial term, SurgiCount must pay Mr. Bertran severance compensation in cash through the remaining initial term of the agreement; and (c) all unvested stock options will become automatically vested.

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

Effective April 21, 2006, the Company’s subsidiary SurgiCount entered into an employment agreement with William M. Adams to employ Mr. Adams as SurgiCount’s Chief Executive Officer. The term of the employment agreement will end effective at midnight on April 17, 2009 unless extended by the mutual written consent of SurgiCount and Mr. Adams. SurgiCount agreed to pay Mr. Adams an annual base salary of $300,000 during the term of the employment agreement. In addition, Mr. Adams is eligible to receive annual bonuses in cash or stock as determined by the Board of Directors of SurgiCount and/or the Company. Pursuant to the employment agreement, the Company granted Mr. Adams options to purchase 300,000 shares of the Company’s common stock with an exercise price of $3.50 per share. One-third of such options will vest annually over three years beginning April 18, 2007. However, all of the options will vest immediately upon a sale or exchange of 50% or more of SurgiCount’s outstanding capital stock or a joint venture by SurgiCount with an unaffiliated entity involving 50% or more of SurgiCount’s outstanding capital stock. Mr. Adams will also receive $10,000 of restricted stock of the Company annually on April 30, 2007, April 18, 2008 and April 18, 2009. Additionally, Mr. Adams will receive options to purchase an additional 100,000 shares of common stock of the Company with an exercise price of $3.50 per share which will vest upon either of the following events: (a) a sale or exchange of 50% or more of SurgiCount’s outstanding capital stock or a joint venture by SurgiCount with an unaffiliated entity; or (b) if on or prior to December 31, 2008, SurgiCount’s cumulative sales from the inception of SurgiCount equal or exceed $10 million. Mr. Adams and his family are also entitled to participate in any of SurgiCount’s benefit plans in effect from time to time for the benefit of SurgiCount’s employees. SurgiCount and Mr. Adams have the right to terminate the employment agreement at any time upon 30 days prior written notice unless circumstances dictate that such notice cannot reasonably be given. SurgiCount has the right to terminate the employment agreement for cause in certain circumstances described in the agreement. If SurgiCount voluntarily terminates the employment agreement without cause, SurgiCount must pay Mr. Adams his accrued compensation through the termination date plus the following severance compensation. If the employment agreement is terminated by the Company without cause prior to the first anniversary of the start date of employment, SurgiCount must pay Mr. Adams 24 months of his base salary as severance compensation. If the employment is terminated by the Company without cause after the first anniversary of the start date of employment, SurgiCount must pay Mr. Adams his base salary for the remainder of the employment term as severance compensation. The agreement also contains customary provisions for disability, death, confidentiality and non-solicitation.

Consulting Agreements

On April 5, 2005, the Company entered into a consulting agreement with Health West, pursuant to which Health West agreed to help the Company establish a comprehensive manufacturing and distribution strategy for the Company’s Safety-Sponge™ System worldwide. In consideration for Health West’s services, the Company agreed to issue Health West 42,017 shares of common stock, to be issued as follows: (a) 10,505 shares were issued upon signing the consulting agreement; (b) an additional 15,756 shares were issued as a result of Health West’s assistance in structuring a comprehensive manufacturing agreement with A Plus Manufacturing, which was entered into on August 17, 2005; and (c) the Company has agreed to issue the remaining 15,756 shares for Health West’s services in assisting with the development of a regional distribution network to integrate the Safety-Sponge™ System into the existing acute care supply chain. The remaining shares will be issued during 2007. As incentive for entering into the agreement, the Company issued Health West a callable warrant to purchase 150,000 shares of common stock with an exercise price of $5.95 per share, exercisable for five years. In addition, the Company agreed to issue a callable warrant to purchase 25,000 shares of the common stock with an exercise price of $5.95 per share, exercisable upon assisting the Company with developing a global distribution strategy and identification of acquisition candidates. Mr. Adams is Chief Executive Officer of Health West as well as its President. The Health West agreement was terminated by the Company’s Board of Directors upon Mr. Adams appointment as SurgiCount’s Chief Executive Officer effective as of April 21, 2006.

Compensation Plans

On September 9, 1997, the Company’s stockholders approved two stock option plans: a Stock Incentive Plan (“Stock Incentive Plan”) to be offered to consultants, officers and employees (including any officer or employee who is also a director of the Company) and a Non-Statutory Stock Option Plan (“Stock Option Plan”) to be offered to “outside” directors (i.e., those directors who are not also officers or employees) (collectively, the “1997 Stock Option Plans”). 337,500 shares (post 3:1 forward split effective April 5, 2005) of the Company’s common stock was reserved for issuance under the 1997 Stock Option Plans, of which 202,500 shares was reserved for the Stock Incentive Plan and 135,000 shares was reserved for the Stock Option Plan. During 2006, the Company cancelled the 1997 Stock Option Plans and the remaining 56,250 shares available for grant under these plans. There were no outstanding options under the 1997 Stock Option Plans at the time of their cancellation.

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

On December 31, 2006, there were 13,500 shares of common stock and 1,704,000 options to purchase shares of common stock outstanding under the Amended and Restated Stock Option and Restricted Stock Plan, with 26,026 options, warrants, or shares of common stock available for future issuance under the Amended and Restated Stock Option and Restricted Stock Plan.

The following is a description of the Amended and Restated Stock Option and Restricted Stock Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table shows information with respect to equity compensation plans under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,717,500	$4.50	26,026

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,717,500	$4.50	26,026

(1)	Includes options to purchase shares of Company common stock under the Amended and Restated Stock Option and Restricted Stock Plan approved on November 17, 2005.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the SEC) of the Company’s common stock and preferred stock as of May 8, 2007, by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and preferred stock, (2) each director of the Company, (3) each current executive officer listed in the Summary Compensation Table and (4) all directors and named executive officers of the Company as a group. Except as otherwise indicated, to the Company’s knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The address for all beneficial owners, unless stated otherwise below, is c/o Patient Safety Technologies, Inc., 27555 Ynez Road, Suite 330, Temecula, CA 92591.

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares of Common Stock (1)		Percent of Class	Number of Shares of Preferred Stock (2)		Percent of Class

Greater than 5% Beneficial Owners :
Ault Glazer Asset Management LLC 1800 Century Park East, Ste. 200 Los Angeles, California 90067	3,312,187	(3)	31.4%	10,750	(3)	98.2%

DSAM Fund LP 222 Broadway, 6th Floor New York, NY 10038	1,230,000	(4)	11.9%	—		—

Alan E. Morelli 225 Mantua Road Pacific Palisades, California 90272	1,151,351	(5)	10.4%	—		—

A Plus International, Inc. 5138 Eucalyptus Avenue Chino, California 91710	1,100,000	(6)	10.7%	—		—

Steven Bodnar & Bodnar Capital Management LLC 680 Old Academy Road Fairfield, CT 06824	843,750	(7)	8.3%	—		—

Directors and Named Executive Officers :
Louis Glazer, M.D., Ph.G	141,600	(8)	1.4%	—		—

Lynne Silverstein	146,330	(9)	1.5%	—		—

William B. Horne	226,016	(10)	2.3%	—		—

Richard Bertran	76,667		*	—		—

James Schafer	56,544		*	—		—

Arnold Spangler	156,250	(11)	1.6%	—		—

Bill Adams	186,261	(12)	1.9%	—		—

Wenchen Lin	1,100,000	(6)	10.7%	—		—

David Augustine	12,500	(13)	*	—		—

Herbert Langsam	172,903	(14)	1.7%	—		—
All directors and named executive officers as a group (10 persons)	2,275,071		20.9%	—		—

*	Represents less than 1%

(1)
Applicable percentage ownership is based on 9,937,059 shares of common stock outstanding as of May 8, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of May 8, 2007 for each security holder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of May 8, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(3)
Ault Glazer Asset Management LLC (“AG Management”) is a registered Investment Adviser. The securities beneficially owned by AG Management represents securities held by certain private investment funds and individual accounts managed by AG Management. Shares of common stock beneficially owned includes 241,875 shares of common stock issuable upon conversion of 10,750 shares of Series A Convertible Preferred Stock. The managing member of AG Management is The Ault Glazer Group, Inc. (“The AG Group”). Milton “Todd” Ault, III, and Melanie Glazer may be deemed to beneficially own the securities held by AG Management due to their relationships with AG Management: the Company’s former Chairman and former Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of The AG Group; and Melanie Glazer, the former Manager of the Company’s closed subsidiary Ault Glazer Bodnar Capital Properties, LLC, is a director of The AG Group.

(4)	Consists of: (a) 820,000 shares of common stock; and (b) warrants for purchase of 410,000 shares of common stock.

(5)	Consists of warrants to purchase shares of common stock.

(6)
A Plus International, Inc. owns 800,000 shares of common stock and warrants to purchase 300,000 shares of common stock. Mr. Lin has the power to vote and direct the disposition of all securities owned by A Plus International, Inc.

(7)
Pursuant to the Schedule 13D filed by Steven Bodnar on December 17, 2004, Bodnar Capital Management LLC owns 562,500 shares of common stock and warrants to purchase 281,250 shares of common stock. Mr. Bodnar has the power to vote and direct the disposition of all securities owned by Bodnar Capital Management LLC.

(8)
Consists of: (a) 6,600 shares of common stock; (b) 60,000 shares of common stock issuable upon exercise of stock options with an exercise price of $4.10 per share that expire on January 31, 2016; and (d) 75,000 shares of common stock issuable upon exercise of stock options with an exercise price of $5.27 per share that expire on March 30, 2015.

(9)
Consists of: (a) 71,330 shares of common stock; (b) 45,000 shares of common stock issuable upon exercise of stock options with an exercise price of $5.27 per shares that expire March 30, 2015; and (c) 30,000 shares of common stock issuable upon exercise of stock options with an exercise price of $4.10 per shares that expire January 31, 2016.

(10)
Consists of: (a) 128,016 shares of common stock; and (b) 78,000 shares of common stock issuable upon exercise of stock options with an exercise price of $5.27 per shares that expire March 30, 2015; and (c) warrants for purchase of 20,000 shares of common stock.

(11)
Consists of: (a) 102,500 shares of common stock; (b) 15,000 shares of common stock issuable upon exercise of stock options with an exercise price of $4.30 per share that expire on January 25, 2016; and (c) warrants for purchase of 38,750 shares of common stock.

(12)
Consists of: (a) 66,261 shares of common stock; (b) 100,000 shares of common stock issuable upon exercise of stock options with an exercise price of $3.50 per share that expire on April 21, 2016; and (c) warrants for purchase of 20,000 shares of common stock.

(13)	Consists of 12,500 shares of common stock issuable upon exercise of stock options with an exercise price of $1.75 per share that expire on January 24, 2017.

(14)
Consists of: (a) 93,403 shares of common stock; (b) 15,000 shares of common stock issuable upon exercise of stock options with an exercise price of $4.30 per share that expire on January 25, 2016; (c) 4,500 shares of common stock issuable upon exercise of stock options with an exercise price of $5.27 per share that expire on March 30, 2015; and (d) warrants for purchase of 60,000 shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Related Transactions with AGB & Company Inc and its Related Entities

Certain of the Company's officers, directors and/or their family members had existing responsibilities to act and/or provide services as executive officers, directors, owners and/or managers of AG Management and its parent company The AG Group. While, certain conflicts of interest between the Company and AG Management and The AG Group may have occurred from time to time, the Company believes that any such conflicts of interest, to the extent they occurred, were resolved in the Company’s favor. The officers and directors of the Company are accountable to the Company and to its stockholders as fiduciaries, which requires that the officers and directors exercise good faith and integrity in handling the Company's affairs. Specifically, the Company’s former Chairman and former Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of The AG Group, the Company’s current Chief Executive Officer, Chief Financial Officer and director, William B. Horne, was the Chief Financial Officer of The AG Group, and Melanie Glazer, former Manager of the Company’s closed subsidiary Ault Glazer Bodnar Capital Properties, LLC, is a director of The AG Group.

The Board does not believe that the Company has any conflicts of interest with the business of AG Management or The AG Group other than the past responsibilities of Mr. Ault, Mr. Horne and Mrs. Glazer to devote time providing certain management and administrative services to The AG Group, AG Management and AG Management’s clients from time-to-time. However, subject to applicable law, the Company may engage in transactions with The AG Group and AG Management and related parties in the future, including but not limited to financing transactions, acquisitions and/or joint investments in target industries. These related party transactions may raise conflicts of interest and, although the Company does not have a formal policy to address such conflicts of interest, the Audit Committee intends to evaluate relationships and transactions involving conflicts of interest on a case by case basis.

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

The Company shares office space, telephone, computer, Internet service, office supplies and administrative and secretarial support with AG Management at 1800 Century Park East, Ste. 200, Los Angeles, California 90067. Until recently, the Company was responsible for paying approximately 25% of the lease expense associated with such office space, goods and services, which amounted to approximately $8,100 per month. Effective March 31, 2007, the Company had consolidated the majority of its operations in the Company’s Temecula office and was no longer required to pay lease expense associated with the 1800 Century Park East location.

During the fiscal years ended December 31, 2006 and 2005, Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”), a subsidiary company of The AG Group, loaned an aggregate of $1,495,000 and $1,117,000, respectively, to Automotive Services Group, LLC (“ASG”), an Alabama limited liability company which is wholly owned by the Company’s wholly owned subsidiary Automotive Services Group, Inc. (formerly Ault Glazer Bodnar Merchant Capital, Inc.) (“Automotive Services Group”). The loans were advanced to ASG pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended. The Real Estate Note bears interest at the rate of 3% above the Prime Rate as published in the Wall Street Journal. All unpaid principal, interest and charges under the Real Estate Note are due in full on July 31, 2010 (the maturity date of the Real Estate Note). The Real Estate Note is secured by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and the Fund. As of December 31, 2006 $1,495,000 was outstanding under the Real Estate Note. Management believes the loans from the Fund to ASG are on terms at least as favorable as could be obtained from an unrelated third party.

From January 11, 2006 through June 30, 2006, the Fund loaned the Company a total of $443,000, all of which was repaid. As consideration for the loans, the Company issued the Fund secured promissory notes with an interest rate of 7% per annum (the “Fund Notes”), and entered into a security agreement granting the Fund a security interest in the Company’s personal property and fixtures, inventory, products and proceeds as security for the Company’s obligations under the Fund Notes. During the six months ended June 30, 2006, the Company incurred and paid interest expense of $2,000 on the Fund Notes.

On February 8, 2006, the Fund loaned $687,000 to ASG and at December 31, 2006 the entire amount was outstanding. As consideration for the loan, ASG issued the Fund a secured promissory note in the principal amount of $687,000 (the “ASG Note”) and granted a real estate mortgage in favor of the Fund relating to certain real property located in Jefferson County, Alabama (the “ASG Property”). The ASG Note, as amended, bears interest at the rate of 10% per annum and was due on September 15, 2006. The Fund received warrants to purchase 20,608 shares of the Company’s common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. As security for the performance of ASG’s obligations pursuant to the ASG Note, ASG granted the Fund a security interest in all personal property and fixtures located at the ASG Property. During the year ended December 31, 2006, the Company had incurred interest expense, excluding amortization of debt discount, of $61,000 on the ASG Note, all of which is accrued at December 31, 2006.

On March 7, 2006 the Company entered into a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) with the Fund. The Revolving Line of Credit allows the Company to request advances of up to a total amount of $500,000 from the Fund. The initial term of the Revolving Line of Credit was for a period of six months with the ability to extend for one or more additional six month periods upon mutual agreement of the parties. Each advance under the Revolving Line of Credit was evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit were required to be repaid with interest at the Prime Rate plus 1% within 60 days from issuance and will be convertible into shares of the Company’s common stock at the option of the Fund at a price of $3.10 per share. The obligations of the Company pursuant to such secured promissory notes are secured by the Company’s assets, personal property and fixtures, inventory, products and proceeds therefrom. As of December 31, 2006, $394,000 was outstanding under the secured promissory notes issued pursuant to the Revolving Line of Credit. Management believes the loans made under the Revolving Line of Credit are on terms at least as favorable as could be obtained from an unrelated third party.

The Company retained Ault Glazer & Co., LLC (“AG & Co.”) as a consultant to the Company. AG & Co. is a registered broker-dealer that is wholly owned by The AG Group. Mr. Ault, as a principal of AG & Co., has been advising the Company with respect to potential capital raising transactions and other strategic financial matters. Mr. Ault has not been, and does not expect to be, compensated for such services. However, AG & Co. was successful in assisting the Company with completing a series of capital raising transactions whereby the Company received $2,286,000 in debt financing during 2006, $298,000 in equity financing during 2006 and $1,530,000 in equity financing during 2007, and as a result the Company agreed to pay AG & Co. aggregate cash fees of $215,000, of which $92,000 related to 2006. Additionally, the Company issued AG & Co. 56,340 warrants to purchase shares of common stock at $1.25 per share and 116,960 warrants to purchase shares of common stock at $2.00 per share. Management believes the fees paid to AG & Co. as a result of its successful efforts in assisting the Company to raise both debt and equity capital are on terms at least as favorable as could be obtained from an unrelated third party.

Strome Securities, L.P.

During 2004 and 2005, Strome Securities, L.P. (“ Strome” ), a registered broker dealer provided the Company with brokerage and execution services. Strome provided such services to the Company on market terms which had been approved by the Board of Directors. Until December 31, 2004 Milton “Todd” Ault, our former Chairman and former Chief Executive Officer was a registered representative of Strome.

Related Transactions with Company Investments

Certain of the Company’s officers, directors and/or their family members have existing responsibilities and, in the future, may have additional responsibilities, to act and/or provide services as executive officers and/or directors of some of the companies in which we hold investments.

Milton “Todd” Ault, III, our former Chairman and former Chief Executive Officer, is a director of IPEX, Inc. (OTCBB: IPEX) (“IPEX”), in which the Company owns 1,045,000 shares of common stock and warrants to purchase 787,500 shares of common stock. The Company’s investment in IPEX was written down to zero in 2006 resulting in a realized loss of $1,445,000. Mr. Ault also served as interim Chief Executive Officer of IPEX from May 26, 2005 until July 13, 2005. From May 28, 2005 until approximately December 14, 2005 Mr. Ault held an irrevocable proxy to vote 67% of the outstanding shares of IPEX owned by the former Chief Executive Officer and a founder of IPEX. Darrell W. Grimsley, Jr., Chief Executive Officer of ASG, a subsidiary which is wholly owned by Automotive Services Group, served as a director of IPEX and a member of its Audit Committee from August 30, 2005 until January 30, 2006. Alice M. Campbell, a former member of our Board of Directors, served as a director of IPEX and Chairman of its audit committee from June 23, 2005 until January 30, 2006. William B. Horne, our Chief Executive Officer, Chief Financial Officer and director, is currently a director of our portfolio company Digicorp (OTCBB: DGCO). From September 30, 2005 until December 29, 2005, Mr. Horne also served as Digicorp’s Chief Executive Officer and Chairman of Digicorp’s Board of Directors and from July 20, 2005 until April 20, 2007 served as Digicorp’s Chief Financial Officer. Ms. Campbell also is currently a director of Digicorp. Mr. Ault served as Chief Executive Officer of Digicorp from April 26, 2005 until September 30, 2005 and Chairman of Digicorp’s Board of Directors from July 16, 2005 until September 30, 2005. Melanie Glazer served as a director of Digicorp from December 30, 2004 until December 29, 2005 and Chairman of Digicorp’s Board of Directors from December 30, 2004 until July 16, 2005. Lynne Silverstein served as Secretary of Digicorp from April 26, 2005 until December 29, 2005. Mr. Grimsley served as a director of Digicorp from July 16, 2005 until December 29, 2005.

During June 2005, IPEX retained the Company to serve as a business consultant to IPEX. On June 30, 2005, the Company entered into an agreement documenting the scope of such consulting services and the consideration for such services. The Company agreed to provide the following services to IPEX within the twelve months subsequent to June 30, 2005: (a) substantial review of IPEX’s business and operations in order to facilitate an analysis of IPEX’s strategic options regarding a turnaround of IPEX’s business; (b) providing advice in the following areas: (i) identification of financing sources; (ii) providing capital introductions of financial institutions and/or strategic investors; (iii) evaluation and recommendation of candidates for appointment as officers, directors or employees; (iv) making personnel of the Company available to IPEX to provide services to IPEX on a temporary or permanent basis; (v) evaluation and/or negotiation of merger or sale opportunities, or such other form of transaction or endeavor which IPEX may elect to pursue; and (vi) providing any other services as are mutually agreed upon in writing by the Company and Wolfgang Grabher (founder and former majority shareholder of IPEX) from time to time; and (c) assisting IPEX in installing a new management team. In consideration for such services Mr. Grabher transferred 500,000 shares of IPEX common stock owned by him to the Company. The Company performed all of the services stipulated under the terms of the consulting agreement, including but not limited to: (i) a review of the business and operations; (ii) the execution of two purchase agreements for the purchase of certain intellectual property assets; (iii) the hiring of a Chief Executive Officer, Chief Operating Officer and a Vice President of Research & Development; and (iv) the appointment of two members to the Board of Directors of IPEX.

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

SurgiCount Acquisition

On February 25, 2005, the Company acquired all of the outstanding securities of SurgiCount in exchange for approximately $340,000 in cash payments and 600,000 shares of common stock issued to Brian Stewart and Dr. William Stewart, the holders of 100% of the outstanding capital stock of SurgiCount. As a result of this transaction, both Brian Stewart and Dr. William Stewart were each initially beneficial owners of over 5% of the Company’s outstanding shares of common stock. However, recent issuances have diluted each of their ownership interest to less than 5% of the Company’s outstanding shares of common stock.

Concurrent with the Company’s acquisition of all of the outstanding securities of SurgiCount, the Company entered into consulting agreements with Brian Stewart and Dr. William Stewart, for a term of 12 months and 18 months, respectively, to provide services relating to SurgiCount’s business and operations. As consideration, Brian Stewart shall was paid $40,000 per year and Dr. William Stewart was paid $5,000 per month.

Springfield, Tennessee Land Acquisition

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

Automotive Services Group, LLC

On July 18, 2005 the Company’s wholly owned subsidiary Automotive Services Group purchased 50% of the outstanding equity interests of ASG, from West Highland, LLC, an unrelated third party, in exchange for $300,000. The remaining 50% interest in ASG was owned by Darrell W. Grimsley until March 15, 2006 when Automotive Services Group entered into a Unit Purchase Agreement to acquire the remaining 50% interest from Mr. Grimsley in exchange for agreeing to issue 200,000 shares of common stock to Mr. Grimsley. The Company has consolidated ASG’s operations in its financial statements since Automotive Services Group acquired the initial 50% interest in ASG on July 18, 2005. Pursuant to ASG’s operating agreement, Mr. Grimsley had exclusive control over ASG’s operations from July 18, 2005 until Automotive Services Group purchased the remaining 50% interest on March 15, 2006. Automotive Services Group now owns 100% of the outstanding equity interests in ASG and has exclusive control over ASG as its sole managing member. ASG was formed to develop and operate automated car wash sites under the trade name “Bubba’s Express Wash.” ASG’s first express car wash site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006.

Consulting Agreement with Health West Marketing

On April 5, 2005 the Company entered into a consulting agreement with Health West Marketing Incorporated, the material terms of which are described on page 89 of this annual report. The Chief Executive Officer of Health West Marketing Incorporated, Bill Adams, was appointed Chairman of the Company’s subsidiary SurgiCount on November 15, 2005 and Chief Executive Officer of SurgiCount on April 21, 2006.

Loan from Bodnar Capital Management, LLC

On April 7, 2005, Bodnar Capital Management, LLC, a significant shareholder of the Company, loaned the Company $1,000,000 in exchange for a $1,000,000 principal amount promissory note (the “Bodnar Note”). Steven J. Bodnar is managing member of Bodnar Capital Management, LLC. The principal amount of the Bodnar Note and interest at the rate of 6% per annum was payable on May 31, 2006, the maturity date of the Bodnar Note. The obligations under the Bodnar Note were secured by all real property owned by the Company. In the event of default under the Bodnar Note, the entire unpaid principal balance and interest became immediately due and payable. The following constituted and event of default: (1) the filing by the Company for relief under any bankruptcy law; (2) the filing of a lien, the issuance of a levy or execution, or the seizure, attachment or garnishment, or the entry of judgment on or against the Company or any of the Company’s property which is not released, satisfied of record or bonded within 20 days thereafter; or (3) if the Company creates, incurs, assumes or suffers to exist any liability for borrowed money, except borrowings in existence or committed on April 7, 2005 and indebtedness to trade creditors or financial institutions in the ordinary course of business. During the quarter ended June 30, 2006, the Company repaid the outstanding principal balance and accrued interest totaling $69,000. Management believes the loan from Bodnar Capital Management, LLC is on terms at least as favorable as could be obtained from an unrelated third party.

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

During March 2007, the Company sold 240,000 shares of common stock and warrants to purchase 120,000 shares of common stock to certain current directors and officers of the Company, at a price of $1.25 per share, resulting in gross proceeds of $300,000. The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. We used the net proceeds from the private placement transaction primarily for general corporate purposes.

Item 14. Principal Accountant Fees and Services.

Audit Fees . The aggregate fees billed for professional services rendered by Peterson & Company, LLP (predecessor in interest to Squar, Milner, Peterson, Miranda & Williamson, LLP) and Rothstein, Kass & Company, P.C. for the fiscal year ended December 31, 2006 and Ernst & Young LLP and Rothstein, Kass & Company, P.C. for the fiscal year ended December 31, 2005 for the audit of annual financial statements and review of financial statements included in the Company’s Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements were approximately $207,500 and $183,650, respectively. The amounts paid or attributable to Peterson & Company, LLP for the fiscal year ended December 31, 2006 was approximately $12,500, the amounts paid or attributable to Rothstein, Kass & Company, P.C. were approximately $195,000 and $162,500 for the fiscal years ended December 31, 2006 and 2005, respectively, and the amounts paid or attributable to Ernst & Young LLP were approximately $21,150 for the fiscal year ended December 31, 2005.

Audit-Related Fees . Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The Company incurred audit-related fees of approximately nil and $10,000 for the fiscal years ended December 31, 2006 and 2005, respectively.

Tax Fees . Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state and local tax compliance. The Company incurred tax fees of approximately nil and $25,000 for the fiscal years ended December 31, 2006 and 2005, respectively.

All Other Fees . The Company did not incur any other fees for services provided by its principal accountants for the fiscal years ended December 31, 2006 and 2005.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements. The following financial statements are set forth under Item 8:

Report of Squar, Milner, Peterson, Miranda & Williamson, LLP

Report of Rothstein, Kass & Company, P.C

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations and Comprehensive loss for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005 and 2004

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

2.2
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
4.10
Addendum IV to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005)

4.11
Addendum V to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2005)

4.12
Addendum VI dated January 10, 2006 to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

4.13
Addendum VII dated February 1, 2006 to Real Estate Note issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

4.14
Promissory Note in the principal amount of $1,000,000 issued January 12, 2006 by Automotive Services Group, LLC to Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

4.15
Promissory Note dated February 8, 2006 issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006)

4.16
Revolving Line of Credit Agreement dated and effective as of March 7, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2006)

4.17
Promissory Note in the principal amount of $500,000 issued May 1, 2006 by the Patient Safety Technologies, Inc. to the Herbert Langsam Irrevocable Trust (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006)

4.18*	$400,000 principal amount Convertible Promissory Note issued by Patient Safety Technologies, Inc. to Charles J. Kalina III on November 3, 2006

4.19
Warrant to purchase 85,000 shares of common stock issued by Patient Safety Technologies, Inc. to Charles J. Kalina III on July 12, 2006 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2006)

4.20*	Warrant to purchase 100,000 shares of common stock issued by Patient Safety Technologies, Inc. to Charles J. Kalina III on November 3, 2006

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

Exhibit Number	Description
10.7
Amended Employment Agreement entered into as of January 30, 2006 between Automotive Services Group, LLC and D.W. Grimsley, Jr. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006)

10.8
Employment Agreement entered into as of April 21, 2006 between SurgiCount Medical, Inc., Patient Safety Technologies, Inc. and William M. Adams (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2006)

10.9
Engagement Letter dated February 10, 2006 between Analog Ventures, LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 19, 2006)

10.10
Registration Rights Agreement dated as of February 3, 2005 by and among Franklin Capital Corporation (n/k/a Patient Safety Technologies, Inc.), Brian Stewart and Dr. William Stewart (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2005)

10.11
Amendment to Subscription Agreement dated March 2, 2005 by and among Franklin Capital Corporation (n/k/a Patient Safety Technologies, Inc.) and the persons and entities listed on Exhibit A attached thereto (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005)

10.12
Consulting Agreement entered into as of April 5, 2005 by and between Health West Marketing Incorporated and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

10.13
Security Agreement dated April 7, 2005 in favor of Bodnar Capital Management, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2005)

10.14
Subscription Agreement dated April 22, 2005 between Patient Safety Technologies, Inc. and James Colen (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005)

10.15
Consulting Agreement among Wolfgang Grabher and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.16
Agreement between Patient Safety Technologies, Inc. and IPEX, Inc. dated July 7, 2005 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.17
Special Expiration Price Options Master Agreement entered into as of July 19, 2005 between IXIS Derivatives Inc. and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2005)

10.18
Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

10.19
Amendment No. 1 dated December 28, 2005 to the Stock Purchase Agreement dated as of December 29, 2004 among Franklin Capital Corporation and the shareholders of Digicorp set forth on the signature pages thereto (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2006)

10.20
Assignment Agreement made as of December 28, 2005 by and among Patient Safety Technologies, Inc., Alan Morelli and Digicorp (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2006)

Exhibit Number	Description
10.21
Escrow Agreement made as of December 28, 2005 by and among Patient Safety Technologies, Inc., Alan Morelli, the shareholders of Digicorp set forth in Schedule A thereto and Sichenzia Ross Friedman Ference LLP (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2006)

10.22
Security Agreement by and between Ault Glazer Bodnar Acquisition Fund and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

10.23
Real Estate Mortgage dated January 12, 2006 in favor of Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

10.24
Continuing Guaranty dated January 12, 2006 of Patient Safety Technologies in connection with the $1,000,000 Promissory Note issued January 12, 2006 by Automotive Services Group, LLC to Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

10.25
Real Estate Mortgage executed as of February 8, 2006 by Automotive Services Group, LLC in favor of Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006)

10.26
Security Agreement dated May 1, 2006, between the Company and the Herbert Langsam Revocable Trust (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006)

10.27
Separation of Employment Agreement dated May 24, 2006 between the Company and Milton “Todd” Ault III (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 24, 2006)

10.28
Secured Convertible Note and Warrant Purchase Agreement dated June 6, 2006 between the Company and Alan Morelli (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.29
Registration Rights Agreement dated June 6, 2006 by and between Patient Safety Technologies, Inc. and Alan E. Morelli (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.30
Employment Agreement dated August 8, 2006 between the Company and Milton “Todd” Ault III (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2006)

10.31
Subscription Agreement dated August 30, 2006 between Patient Safety Technologies, Inc. and Nobu Ventures Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006)

10.32
Secured Convertible Note and Warrant Purchase Agreement dated September 8, 2006 between the Company and Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007)

10.33
Pledge Agreement and Addendum to Pledge Agreement dated as of September 8, 2006 between the Company and Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007)

10.34
Supply Agreement dated November 14, 2006 between SurgiCount Medical, Inc. and Cardinal Health 200, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006)

10.35
Exclusive License and Supply Agreement dated January 26, 2007, by and among SurgiCount Medical, Inc. and A Plus International, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007)

Exhibit Number	Description
10.36
Subscription Agreement dated January 26, 2007 between Patient Safety Technologies, Inc. and A Plus International, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007)

10.37
Subscription Agreement dated January 29, 2007 between Patient Safety Technologies, Inc. and Nite Capital, LP. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007)

10.38
Subscription Agreement dated January 29, 2007 between Patient Safety Technologies, Inc. and David Wilstein and Susan Wilstein, as Trustees of the Century Trust (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007)

10.39*	Form of Subscription Agreement entered into between March 7, 2007 to April 5, between Patient Safety Technologies, Inc. and several accredited investors

14.1
Code of Business Conduct and Ethics (Incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 2, 2005)

16.1
Letter from Peterson & Company, LLP to the SEC dated December 14, 2006 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2006)

16.2
Letter from Ernst & Young LLP to the SEC dated August 30, 2005 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2005)

16.3
Letter from Ernst & Young LLP to the SEC dated August 30, 2005 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2005)

21.1*	Subsidiaries of the Company

23.1*	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP

23.2*	Consent of Rothstein, Kass & Company, P.C.

31.1*	Certification of Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

Date: May 16, 2007	By:	/s/ William B. Horne
William B. Horne
Chief Executive and Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold Spangler	Chairman of the Board	May 16, 2007
Arnold Spangler

/s/ William B. Horne	Chief Executive, Chief Financial
William B. Horne	Officer and Principal Accounting Officer and Director	May 16, 2007

/s/ David Augustine	Director	May 16, 2007
David Augustine

/s/ Louis Glazer	Director	May 16, 2007
Louis Glazer, M.D., Ph.G.

/s/ Herbert Langsam	Director	May 16, 2007
Herbert Langsam

Director
Wayne Lin