Form 10-Q
period 2007-03-31
Patient Safety Technologies, Inc
filed 2007-05-22
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________TO _________

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

There were 9,937,059 shares of the registrant's common stock outstanding as of May 8, 2007.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS

Cash	$1,410,705	$3,775
Accounts receivable	198,648	65,933
Inventories	42,825	42,825
Prepaid expenses	437,640	78,834
Other current assets	16,620	13,125

TOTAL CURRENT ASSETS	2,106,438	204,492

Restricted certificate of deposit	87,500	87,500
Notes receivable	153,668	153,668
Property and equipment, net	375,308	328,202
Assets held for sale, net	3,178,765	3,189,674
Goodwill	1,687,527	1,687,527
Patents, net	4,007,615	4,088,850
Long-term investments	1,441,533	1,441,533

TOTAL ASSETS	$13,038,354	$11,181,446

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable, current portion - net	$4,279,138	$3,517,149
Accounts payable	1,083,540	1,295,849
Accrued liabilities	928,974	824,466

TOTAL CURRENT LIABILITIES	6,291,652	5,637,464

Notes payable, less current portion - net	1,495,000	2,527,562
Deferred tax liabilities	1,443,821	1,473,066

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1.00 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding
at March 31, 2007 and December 31, 2006
(Liquidation preference of $1,229,139 at March 31, 2007 and $1,209,976 at December 31, 2006, respectively)	10,950	10,950
Common stock, $0.33 par value: 25,000,000 shares authorized;
9,832,200 shares issued and outstanding as of March 31, 2007; 7,489,026
shares issued and 6,874,889 shares outstanding at December 31, 2006	3,244,626	2,471,379
Additional paid-in capital	31,480,431	29,654,341
Accumulated deficit	(30,928,126)	(29,483,910)

	3,807,881	2,652,760

Less: 614,137 shares of treasury stock, at cost, at December 31, 2006	—	(1,109,406)

TOTAL STOCKHOLDERS' EQUITY	3,807,881	1,543,354

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,038,354	$11,181,446

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For The Three Months Ended March 31,
	2007	2006

REVENUES	$307,158	$54,993

OPERATING EXPENSES
Cost of sales	214,210	—
Salaries and employee benefits	498,280	2,385,250
Professional fees	303,473	612,307
Rent	38,582	33,287
Insurance	42,772	27,359
Taxes other than income taxes	27,158	31,245
Amortization of patents	81,235	81,235
General and administrative	203,682	223,939

Total operating expenses	1,409,392	3,394,622

Operating loss	(1,102,234)	(3,339,629)

OTHER INCOME (EXPENSES)
Interest, dividend income and other	4,287	1,094
Realized (loss) on investments, net	—	(136,262)
Interest expense	(267,584)	(34,683)
Unrealized gain on marketable securities, net	—	76,915

Loss from continuing operations before income taxes	(1,365,531)	(3,432,565)

Income tax benefit	29,245	29,245

Loss from continuing operations	(1,336,286)	(3,403,320)

Loss from discontinued operations	(88,767)	(170,212)

Net loss	(1,425,053)	(3,573,532)

Preferred dividends	(19,163)	(19,163)

Loss available to common shareholders	$(1,444,216)	$(3,592,695)

Basic and diluted net loss per common share
Continuing operations	$(0.17)	$(0.57)
Discontinued operations	$(0.01)	$(0.03)

Net loss	$(0.18)	$(0.60)

Weighted average common shares outstanding - basic and diluted	7,789,581	6,003,103

Comprehensive loss:
Net loss	$(1,425,053)	$(3,573,532)
Other comprehensive (loss), unrealized (loss) on available-for-sale investments	—	(745,715)

Total comprehensive loss	$(1,425,053)	$(4,319,247)

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For The Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,425,053)	$(3,573,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	31,911	8,519
Amortization of patents	81,235	81,235
Non-cash interest	169,427	75,245
Realized loss on investments, net	—	136,262
Unrealized gain on marketable securities	—	(76,915)
Stock-based compensation to employees and directors	249,900	1,935,967
Stock-based compensation to consultants	61,703	418,012
Income tax benefit	(29,245)	(29,245)
Changes in operating assets and liabilities:
Accounts receivable	(132,715)	900,000
Marketable securities, net	—	749,544
Prepaid expenses	141,194	(17,873)
Other current assets	(3,495)	(66)
Assets held for sale, net	10,909	—
Accounts payable	(212,309)	(241,702)
Accrued liabilities	85,345	167,935
Due to broker	—	(526,807)

Net cash (used in) provided by operating activities	(971,193)	6,579

Cash flows from investing activities:
Purchase of property and equipment	(79,017)	(2,102,853)
Proceeds from sale of long-term investments	—	20,508

Net cash used in investing activities	(79,017)	(2,082,345)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	2,897,140	—
Proceeds from notes payable	10,000	2,685,893
Payments and decrease on notes payable	(450,000)	(631,637)

Net cash provided by financing activities	2,457,140	2,054,256

Net increase (decrease) in cash	1,406,930	(21,510)

Cash at beginning of period	3,775	79,373

Cash at end of period	$1,410,705	$57,863

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For The Three Months Ended March 31,
	2007	2006

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$963	$12,946

Supplemental schedule of non cash investing and financing activities:
Dividends accrued	$19,163	$19,163
Capitalized interest	$—	$30,453
Insuance of common stock for prepayment of inventory	$500,000	$—

Purchase of the remaining 50% interest in ASG, through issuance of common stock, resulting in the following asset acquired and liabilities assumed during the quarter ended March 31, 2006 as follows:

		ASG
Goodwill		$357,008
Common stock issued		$(610,000)
Minority interest		$252,992
Liabilities assumed		$—

The accompanying notes are an integral part of these consolidated interim financial statements.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited
March 31, 2007

1. DESCRIPTION OF BUSINESS

Patient Safety Technologies, Inc. ("PST" or the "Company") is a Delaware corporation. Until March 31, 2005, the Company was a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended. On March 30, 2005, stockholder approval was obtained to withdraw the Company’s election to be treated as a BDC and on March 31, 2005, the Company filed an election to withdraw its election with the Securities and Exchange Commission (“SEC”). The Company currently has two wholly-owned operating subsidiaries: Surgicount Medical, Inc. (“Surgicount”), a California corporation; and Automotive Services Group, Inc., (formerly known as Ault Glazer Bodnar Merchant Capital, Inc.) a Delaware corporation.

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

The Company also operates a car wash through Automotive Services Group, Inc. (“Automotive Services Group”), which holds the Company’s investment in Automotive Services Group, LLC (“ASG”), its wholly-owned subsidiary. As discussed in Note 4, during the fourth quarter of 2006 the Company began marketing the assets held in ASG for sale. In addition, the Company holds various other unrelated investments including investments in real estate and in a financial services company, which it is in the process of liquidating as part of a strategic plan adopted during 2006 to dispose of all of the Company’s non patient safety related assets.

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2007, the Company has an accumulated deficit of approximately $30.9 million and a working capital deficit of approximately $4.2 million. For the three months ended March 31, 2007, the Company incurred a loss of approximately $1.4 million and has utilized approximately $1.0 million in cash in its operations. Further, as of March 31, 2007, the Company has only generated minimal revenues from its medical products and healthcare solutions segments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has relied on liquidating investments and short-term debt financings to fund a large portion of its operations. In order to ensure the continued viability of the Company, equity financing and profitable operations must be obtained in order to repay the existing short-term debt and to provide a sufficient source of operating capital. Although the Company has received equity financing during the three months ended March 31, 2007, the Company is currently seeking additional financing and believes that it will be successful. However, no assurances can be made that it will be successful obtaining a sufficient amount of equity financing to continue to fund its operations or that the Company will achieve profitable operations and positive cash flow from its medical products segment. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The consolidated interim financial information is unaudited, but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited financial statements. The consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. All intercompany transactions have been eliminated in consolidation.

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

Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Intangible Assets , goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill.  The fair value of reporting units is generally determined using the income approach.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. As discussed in Note 5, during the year ended December 31, 2006, the Company believed there were indicators of impairment present for its car wash services segment and after performing the tests described above, recorded impairment charges.

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

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods in which the Company granted employee stock options have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R). During the three months ended March 31, 2007 and 2006, the Company had stock-based compensation expense of $250,000 and $1,936,000, respectively, related to issuances to the Company’s employee and directors, included in reported net losses for these periods. The total amount of stock-based compensation for the three months ended March 31, 2007 of $250,000 included expenses related to restricted stock grants valued at $192,000 and stock options valued at $58,000. The total amount of stock based compensation for the three months ended March 31, 2006 of $1,936,000 included expenses related to restricted stock grants valued at $1,014,000 and stock options valued at $922,000.

During the three months ended March 31, 2007 and 2006, the Company had stock-based compensation expense, from issuances of restricted stock and warrants to consultants of the Company of $62,000 and $418,000, respectively.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

A summary of stock option activity for the three months ended March 31, 2007 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2006	26,026	1,704,000	$4.50	8.73
Restricted Stock Awards	(79,032)
Grants	(75,000)	75,000	$1.60	9.91
Cancellations	189,000	(189,000)	$5.11	8.26

March 31, 2007	60,994	1,590,000	$4.23	8.35	$—

Options exercisable at:
December 31, 2006		832,625	$4.90	8.54	$—
March 31, 2007		719,375	$4.89	8.12	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on March 31, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. There have not been any options exercised during the three months ended March 31, 2007.

All options that the Company granted during the three months ended March 31, 2007 and 2006 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Three Months ended March 31,
	2007	2006
Weighted average risk free interest rate	4.50%	3.75%
Weighted average life (in years)	5.00	3.0
Volatility	100%	89%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$1.22	$2.51

As of March 31, 2007, total unrecognized compensation cost related to unvested stock options was $975,000. The cost is expected to be recognized over a weighted average period of 1.51 years.

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

Since the effects of outstanding options, warrants and the conversion of convertible preferred stock and convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results may differ from management’s estimates.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. FIN 48 was effective for the Company beginning January 1, 2007. In connection with the adoption of FIN 48, no liability for unrecognized income tax benefits was recorded and no interest and penalties related to uncertain tax positions was recognized. The tax years 2003 -2006 remain open to examination by the major taxing jurisdictions.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

4. DISCONTINUED OPERATIONS

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

The following sets forth the discontinued operations for the three months ended March 31, 2007 and 2006 related to the held for sale assets of Automotive Services Group:

	Three Months Ended March 31,
	2007	2006
Operating revenues	$159,864	$20,767
Operating expenses	134,929	93,259
Depreciation and amortization	10,909	—
Interest expense	102,793	97,720

Loss from discontinued operations	$(88,767)	$(170,212)

The following sets forth the assets that are held for sale that are related to the discontinued operations:

	March 31, 2007	December 31, 2006
Property and equipment, net	$3,178,765	$3,189,674
Goodwill	—	—
Other assets	—	—
Total assets of discontinued operations	$3,178,765	$3,189,674

5. OTHER CURRENT ASSETS

At March 31, 2007 and December 31, 2006, the Company had other current assets of $17,000 and $13,000, respectively, consisting primarily of security deposits.

6. GOODWILL AND PATENTS

The Company’s goodwill relates to its SurgiCount subsidiary. Identifiable intangible assets, net, as of March 31, 2007 and December 31, 2006 are composed of patents:

	March 31, 2007	December 31, 2006
Patents	$4,684,576	$4,684,576
Accumulated amortization	(676,961)	(595,726)
	$4,007,615	$4,088,850

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

7. LONG-TERM INVESTMENTS

Long-term investments at March 31, 2007 and December 31, 2006 are comprised of the following:

Alacra Corporation	$1,000,000
Digicorp	10,970
Investments in Real Estate	430,563
$1,441,533

Alacra Corporation

At March 31, 2007, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation (“Alacra”), valued at $1,000,000, and classified as an available-for-sale investment. The Company has the right, to the extent that Alacra has sufficient available capital, to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends beginning on December 31, 2006. Alacra, based in New York, is a global provider of business and financial information.

Digicorp

At March 31, 2007, the Company held 96,269 shares of Digicorp common stock valued at $10,970. Digicorp's common stock is quoted on the OTC Bulletin Board. During the three months ended March 31, 2007 the closing prices for Digicorp’s common stock ranged between $0.08 and $0.18 per share. At March 31, 2007, the quoted closing price was $0.13 per share.

Investments in Real Estate

At March 31, 2007, the Company had several real estate investments, recorded at their cost of $430,563. These investments are included in long-term investments. The Company holds its real estate investments in AGB Properties. AGB Properties real estate holdings consist of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee.

8. NOTES PAYABLE

Notes payable at March 31, 2007 and December 31, 2006 are comprised of the following:

	March 31, 2007	December 31, 2006
Note payable to Winstar (a)	$—	$450,000
Notes payable to Ault Glazer Capital Partners, LLC (b)	2,575,528	2,575,528
Note payable to Steven J. Caspi (c)	1,000,000	1,000,000
Note payable to Steven J. Caspi (d)	1,495,281	1,495,281
Notes payable to Herb Langsam (e)	600,000	600,000
Note payable to Charles Kalina III (f)	400,000	400,000
Other notes payable	608,232	598,232
Total notes payable	6,679,041	7,119,041
Less: debt discount on beneficial conversion feature	(904,903)	(1,074,330)
	$5,774,138	$6,044,711

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

Aggregate future required principal payments on these notes during the twelve month period subsequent to March 31, 2007 are as follows:

2007	$5,184,041
2008	—
2009	—
2010	1,495,000
$6,679,041

(a)
On August 28, 2001, the Company made an investment in Excelsior Radio Networks, Inc. (“Excelsior”) which was completely liquidated during 2005. As part of the purchase price paid by the Company for its investment in Excelsior, the Company issued a $1,000,000 note to Winstar. This note was due February 28, 2002 with interest at 3.54% per annum but in accordance with the agreement has a right of offset against certain representations and warranties made by Winstar. The Company applied offsets of $215,000 against the principal balance of the note reflected in the accompanying consolidated interim financial statements relating to legal fees attributed to our defense of the lawsuits filed against us. The Company has consistently asserted that the due date of the note is extended until the lawsuit discussed in Note 13 is settled. However, on February 3, 2006, Winstar Global Media, Inc. (“WGM”) filed a lawsuit against the Company in an attempt to collect upon the $1,000,000 note between the Company and Winstar. On September 5, 2006, the Company reached a settlement agreement with WGM whereas the Company agreed to pay Winstar $750,000, pursuant to an agreed upon payment schedule, on or before July 2, 2007. On November 7, 2006, The United States Bankruptcy Court for the District of Delaware, approved the Company’s settlement agreement with WGM. Pursuant to the settlement agreement, the Company made payments of $300,000 during 2006 and the remaining $450,000 during the three months ended March 31, 2007. The Company recorded a gain during 2006 of $191,000 on the elimination of principal and interest in excess of the settlement amount.

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

On February 8, 2006, the Fund loaned $687,000 to ASG and at March 31, 2007 the entire amount was outstanding. As consideration for the loan, ASG issued the Fund a secured promissory note in the principal amount of $687,000 (the “ASG Note”) and granted a real estate mortgage in favor of the Fund relating to certain real property located in Jefferson County, Alabama (the “ASG Property”). The ASG Note, as amended, bears interest at the rate of 10% per annum and was due on September 15, 2006. The ASG Note is in default and classified with current liabilities. The Fund received warrants to purchase 20,608 shares of the Company’s common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $44,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. The entire amount of the debt discount was amortized as interest expense. As security for the performance of ASG’s obligations pursuant to the ASG Note, ASG granted the Fund a security interest in all personal property and fixtures located at the ASG Property. During the three months ended March 31, 2007 and 2006, the Company incurred interest expense, excluding amortization of debt discount, of $17,000 and $10,000, respectively, on the ASG Note. At March 31, 2007 accrued interest on the ASG Note is $78,000.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

As of March 31, 2007 and December 31, 2006, the Fund loaned $1,495,000 to ASG in addition to the ASG Note. The loans were advanced to ASG, pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "Real Estate Note"). The Real Estate Note bears interest at the rate of 3% above the Prime Rate as published in the Wall Street Journal (8.25% at March 31, 2007). All unpaid principal, interest and charges under the Real Estate Note are due in full on July 31, 2010. The Real Estate Note is collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and the Fund. During the three months ended March 31, 2007 and 2006, the Company incurred interest expense of $41,000 and $33,000, respectively, on the Real Estate Note. At March 31, 2007 accrued interest on the Real Estate Note is $231,000.

From March 7, 2006 through October 16, 2006, the Fund loaned the Company a total of $524,000, of which $130,000 was repaid. The outstanding balance at March 31, 2007 is $394,000. The loans were advanced to the Company pursuant to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) entered into with the Fund on March 7, 2006. The Revolving Line of Credit allowed the Company to request advances of up to $500,000 from the Fund. Each advance under the Revolving Line of Credit is evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit required repayment with interest at the Prime Rate plus 1% within 60 days from issuance and are convertible into shares of the Company’s common stock at the option of the Fund at a price of $3.10 per share. The secured promissory notes issued pursuant to the Revolving Line of Credit are currently in default and the Company is in discussions with the Fund to restructure these notes. The obligations of the Company pursuant to such secured promissory notes are secured by the Company’s assets, personal property and fixtures, inventory, products and proceeds therefrom. During the three months ended March 31, 2007 and 2006, the Company incurred interest expense of $9,000 and $200, respectively, on the Revolving Line of Credit. At March 31, 2007 accrued interest on the Revolving Line of Credit is $25,000.

(c)
On January 12, 2006, Steven J. Caspi loaned $1,000,000 to ASG. As consideration for the loan, ASG issued Mr. Caspi a promissory note in the principal amount of $1,000,000 (the “Caspi Note”) and granted Mr. Caspi a mortgage on certain real estate owned by ASG and a security interest on all personal property and fixtures located on such real estate as security for the obligations under the Caspi Note. In addition, the Company entered into an agreement guaranteeing ASG’s obligations pursuant to the Caspi Note and Mr. Caspi received warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The Company recorded debt discount in the amount of $92,000 based on the estimated fair value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. The entire amount of the debt discount was amortized as interest expense. The Caspi Note initially accrued interest at the rate of 10% per annum, which together with principal, was due to be repaid on July 13, 2006. The Caspi Note was not repaid by the scheduled maturity and to date has not been extended, therefore the Caspi Note is recorded in current liabilities. The Caspi Note is in default and therefore accruing interest at the rate of 18% per annum. During the three months ended March 31, 2007 and 2006, the Company incurred interest expense of $44,000 and $21,000, respectively, on the Caspi Note. At March 31, 2007 accrued interest on the Caspi Note is $120,000.

(d)
From September 8, 2006 through September 19, 2006, Mr. Caspi loaned the Company a total of $1,495,000, all of which is outstanding at March 31, 2007. As consideration for the loan, the Company issued Mr. Caspi a Convertible Promissory Note in the principal amount of $1,495,000 (the “Second Caspi Note”). The Second Caspi Note bears interest at the rate of 12% per annum and is due upon the earlier of March 31, 2008 or, the occurrence of an event of default. As security for the performance of the Company’s obligations pursuant to the Second Caspi Note, the Company granted Mr. Caspi a security interest in certain real property. Mr. Caspi received warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. During the three months ended March 31, 2007, the Company had incurred interest expense, excluding amortization of debt discount, of $44,000 on the Second Caspi Note. At March 31, 2007 accrued interest on the Second Caspi Note is $100,000.

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

The warrant issued to Mr. Caspi in conjunction with the Second Caspi Note will expire after September 8, 2011. The Company recorded debt discount in the amount of $231,000 based on the estimated fair value of the warrants. The debt discount as a result of the beneficial conversion feature of the note and the estimated fair value of the warrants will be amortized as non-cash interest expense over the term of the debt using the effective interest method. During the three months ended March 31, 2007, interest expense of $123,000 has been recorded from the debt discount amortization.

(e)
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

On November 13, 2006, Mr. Langsam, loaned the Company an additional $100,000. The loan is documented by a $100,000 Secured Promissory Note (the “Second Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Second Langsam Note accrues interest at the rate of 12% per annum and has a maturity date of May 13, 2007. Mr. Langsam received warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $17,000 as the estimated value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method. During the three months ended March 31, 2007, interest expense of $7,000 has been recorded from the debt discount amortization. Pursuant to the terms of a Security Agreement dated November 13, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Second Langsam Note.

During the three months ended March 31, 2007, the Company incurred interest expense, excluding amortization of debt discount, of $8,000 on the Langsam Notes. At March 31, 2007 accrued interest on the Langsam Notes is $58,000.

(f)
On July 12, 2006 the Company, executed a Convertible Promissory Note in the principal amount of $250,000 (the “Kalina Note”) and a warrant for the purchase of 85,000 Shares of the Company’s Common Stock (the “Kalina Warrant”) in favor of Charles J. Kalina, III, an existing shareholder of the Company. The Kalina Note accrued interest at the rate of 12% per annum throughout the term of the loan. The principal amount of the Kalina Note and any accrued but unpaid interest was due to be paid upon the earlier of October 10, 2006. Principal and interest on the Kalina Note was convertible into shares of the Company’s common stock at a conversion price of $3.00.

The Kalina Warrant has an exercise price of $ 2.69 per share and will expire on July 11, 2011. The Company recorded debt discount in the amount of $161,000 based on the estimated fair value of the Kalina Warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method.

On November 3, 2006 the balance due under the Kalina Note was added to a new Convertible Promissory Note in the principal amount of $400,000 (the “Second Kalina Note”), pursuant to which the Company received proceeds of approximately $150,000. The Second Kalina Note bears interest at the rate of 12% per annum and is due on January 31, 2008 or, the occurrence of an event of default. Mr. Kalina received warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. During the three months ended March 31, 2007, the Company incurred interest expense, excluding amortization of debt discount, of $12,000 on the Second Kalina Note. At March 31, 2007 accrued interest on the Second Kalina Note is $12,000.

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

The warrant issued to Mr. Kalina in conjunction with the Second Kalina Note will expire after November 3, 2011. The Company recorded debt discount in the amount of $29,000 based on the estimated fair value of the warrants. The debt discount as a result of the beneficial conversion feature of the note and the estimated fair value of the warrants will be amortized as non-cash interest expense over the term of the debt using the effective interest method. During the three months ended March 31, 2007, interest expense of $23,000 has been recorded from the debt discount amortization.

9. ACCRUED LIABILITIES

Accrued liabilities at March 31, 2007 and December 31, 2006 are comprised of the following:

	March 31, 2007	December 31, 2006
Accrued interest	$685,001	$520,114
Accrued professional fees	10,000	10,000
Accrued dividends	114,975	95,812
Accrued salaries	53,659	197,495
Other	65,339	1,045
	$928,974	$824,466

10. EQUITY TRANSACTIONS

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

11. WARRANTS

During the three months ended March 31, 2007, a total of 1,315,120 warrants, at an exercise price of $2.00 per share were issued. The warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 4.50%, five years and 63%, respectively. Warrants granted during the year ended December 31, 2006 were valued using an expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75% - 4.50%, three to five years and 63% - 88%, respectively. As of March 31, 2007, a total of 4,589,641 warrants, at exercise prices ranging from $1.25 to $6.05 remain outstanding.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

12. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007 and year ended December 31, 2006, the Company paid approximately 25% of the base rent on the corporate offices and The Ault Glazer Group, Inc. ("Ault Glazer"), based upon their usage of the facilities, paid the remaining base rent. Together, Milton “Todd” Ault III, our former Chairman and Chief Executive Officer of the Company, and Louis Glazer, a Class I Director of the Company, and Melanie Glazer, the former Manager of our real estate segment, (together, the “Glazers”) own a controlling interest in the outstanding capital stock of Ault Glazer. As of March 31, 2007 and December 31, 2006, Ault Glazer, Mr. Ault and the Glazers indirectly beneficially own or control approximately 26% and 40%, respectively, of the outstanding common stock of the Company and beneficially own approximately 98.2% of the outstanding preferred stock of the Company.

IPEX, Inc.

On June 30, 2005, the Company formalized the terms of a consulting agreement, consented to by IPEX, whereby the Company was retained by the majority shareholder of IPEX and former President, Chief Executive Officer and director of IPEX (“Majority Shareholder”), to serve as a business consultant to IPEX. At June 30, 2005, Mr. Ault, the Company’s Chairman and Chief Executive Officer at that time, was granted an irrevocable voting proxy for 18,855,900 shares of IPEX owned by the Majority Shareholder (representing approximately 67% of the then outstanding shares of IPEX). At December 31, 2005, the Company held 7.8% of IPEX’s outstanding shares of common stock. On June 30, 2005, the Company agreed with IPEX as to the scope of such consulting services and the consideration for such services. The Company initially valued the amount of the consulting services at $1,331,000, which was due on August 15, 2005. The Company received 500,000 shares of IPEX common stock in December 2005 as payment for the services. At the time of payment, the fair market value of IPEX common stock had decreased by approximately 33%. Accordingly, the Company reduced the initial value of the consulting services by the amount of the decrease in the fair market value of IPEX common stock, $675,000. As a result of the decrease in the fair market value of IPEX common stock, the Company ultimately recognized $656,000 in revenue as a result of this agreement, of which $55,000 was recognized during the three months ended March 31, 2006.

The Company’s former Chairman and Chief Executive Officer and significant beneficial owner of the Company, Milton “Todd” Ault III, served as a director of IPEX. Further, the Chief Executive Officer of ASG served as an IPEX director and member of IPEX’s Audit Committee from August 2005 through January 2006.

Digicorp

At March 31, 2007 and December 31, 2006, the Company had an investment in Digicorp recorded in long-term investments. The Company’s Chief Executive Officer and Chief Financial Officer, William B. Horne, was also Chief Financial Officer of Digicorp and remains a director of the Company. Further, certain Company officers and directors, both past and present, served in various management and director roles at Digicorp.

Loans

During the three months ended March 31, 2007 and the year ended December 31, 2006, the Company received loans from Ault Gazer Capital Partners, LLC (the “Fund”). Ault Glazer & Company Investment Management, LLC (“AG & Company IM”) is the managing member of the Fund. The managing member of AG & Company IM is Ault Glazer. Mr. Ault is Chairman, Chief Executive Officer and President of Ault Glazer. Until June 8, 2006, the Company’s current Chief Executive Officer, Chief Financial Officer and Director, William B. Horne, was also Chief Financial Officer of Ault Glazer.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

13. COMMITMENTS AND CONTINGENCIES

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

14. SEGMENT REPORTING

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The segment information previously provided reflected the three distinct lines of business within the Company’s past organizational structure: medical products, financial services and real estate, and car wash services. The Company has restructured its operations such that its only continuing operations are related to the medical products segment. Accordingly, since the Company only operates within a single industry, segment information is no longer reported.

15. SUBSEQUENT EVENTS

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

On April 26, 2007, ASG entered into a binding term sheet to sell its express car wash and a parcel of real property, both located in Birmingham, Alabama, to Charles H. Dellaccio and D.W. Grimsley, Jr. Mr. Grimsley is the Chairman of the Board and Chief Executive Officer of Automotive Services Group. The aggregate purchase price for both properties is $2.25 million. This transaction is expected to close in July 2007.

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

Overview

Until March 31, 2005, Patient Safety Technologies, Inc., a Delaware corporation (referred to herein as the “Company,” “we,” “us,” and “our” ), elected to be a Business Development Company ( “BDC” ) under the Investment Company Act of 1940, as amended (the “1940 Act” ). On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission. At March 31, 2007, 7.75% of our assets, consisting primarily of our investment in Alacra Corporation, on a consolidated basis with subsidiaries were comprised of investment securities within the meaning of the 1940 Act (“Investment Securities”). We continue to evaluate ways in which we can dispose of these Investment Securities so that we can direct our efforts to our fundamental business strategy of equity growth through creating, building and operating companies in the patient safety medical products industry.

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

Security investments which are publicly traded on a national securities exchange or over-the-counter market are stated at the last reported sale price on the day of valuation or, if no sale was reported on that date, then the securities are stated at the last quoted bid price. We may determine, if appropriate, to discount the value where there is an impediment to the marketability of the securities held.

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

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 was effective for us beginning January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

Financial Condition, Liquidity and Capital Resources

Our cash and marketable securities were $1,411,000 at March 31, 2007, versus $4,000 at December 31, 2006. Total current liabilities were $6,292,000 at March 31, 2007, versus $5,637,000 at December 31, 2006. Included in current liabilities at December 31, 2006 is a note payable to Winstar Communications, Inc. (“Winstar”), in the amount of $450,000, which was repaid during the three months ended March 31, 2007.

We had a working capital deficit of approximately $4,185,000 at March 31, 2007 and we continue to have recurring losses. In the past we have relied upon private placements of equity and debt securities and we may rely on private placements to fund our capital requirements in the future. We have received a significant amount of funding from Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”). AG Management is the managing member of the Fund. The managing member of AG Management is The Ault Glazer Group, Inc. (“The AG Group”) (f/k/a Ault Glazer Bodnar & Company, Inc.). The Company’s former Chairman and former Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of The AG Group. At March 31, 2007 the outstanding principal balance of loans that we have entered into with the Fund was $2,576,000. We have begun discussions with the Fund to restructure the terms of these loans. At March 31, 2007 we also had outstanding promissory notes to primarily three additional lenders in the principal amount of $4,104,000.

On January 12, 2006, Steven J. Caspi (“Caspi”) loaned $1,000,000 to ASG. As consideration for the loan, ASG issued Caspi a promissory note in the principal amount of $1,000,000 (the “Caspi Note”) and granted Caspi a mortgage on certain real estate owned by ASG and a security interest on all personal property and fixtures located on such real estate as security for the obligations under the Caspi Note. In addition, we entered into an agreement guaranteeing ASG’s obligations pursuant to the Caspi Note. The Caspi Note initially accrued interest at the rate of 10% per annum, which together with principal, was due to be repaid on July 13, 2006. The Caspi Note was not repaid by the scheduled maturity and to date has not been extended. The Caspi Note is in default and therefore accruing interest at the rate of 18% per annum.

From September 8, 2006 through September 19, 2006, Caspi loaned the Company a total of $1,495,000, all of which is outstanding at March 31, 2007. As consideration for the loan, the Company issued Caspi a Convertible Promissory Note in the principal amount of $1,495,000 (the “Second Caspi Note”). The Second Caspi Note bears interest at the rate of 12% per annum and is due upon the earlier of March 31, 2008 or, the occurrence of an event of default, and is convertible into shares of the Company’s common stock at $1.25 per share. As security for the performance of the Company’s obligations pursuant to the Second Caspi Note, the Company granted Caspi a security interest in certain real property.

On May 1, 2006, Herbert Langsam, a Class II Director of the Company, loaned the Company $500,000. The loan is documented by a $500,000 Secured Promissory Note (the “Langsam Note”). The Langsam Note accrues interest at the rate of 12% per annum and had a maturity date of November 1, 2006. The Langsam Note is in default and classified with current liabilities on the balance sheet. As a result of the default, the interest rate increased to 16% per annum.

On November 13, 2006, Mr. Langsam loaned the Company an additional $100,000. The loan is documented by a $100,000 Secured Promissory Note (the “Second Langsam Note”). The Second Langsam Note accrues interest at the rate of 12% per annum and had a maturity date of May 13, 2007. The Second Langsam Note is in default and classified with current liabilities on the balance sheet. As a result of the default the interest rate increased to 16% per annum.

Pursuant to the terms of Security Agreements dated May 1, 2006 and November 13, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations under the terms of the Langsam Note and the Second Langsam Note.

On November 3, 2006, we entered into a convertible promissory note in the principal amount of $400,000 with Charles J. Kalina, III (the “Kalina Note”). The Kalina Note bears interest at the rate of 12% per annum, is due to be paid on January 31, 2008, and is convertible into shares of the Company’s common stock at $1.25 per share.

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

Management is currently seeking additional financing and believes that it will be successful. However, in the event management is not successful in obtaining additional financing, existing cash resources, together with proceeds from investments and anticipated revenues from operations, may not be adequate to fund our operations for the twelve months subsequent to March 31, 2007. However, ultimately long-term liquidity is dependent on our ability to attain future profitable operations. We intend to undertake additional debt or equity financings to better enable us to grow and meet future operating and capital requirements.

As of March 31, 2007, other than our office lease and employment agreements with key executive officers, we had no commitments not reflected in our consolidated financial statements.

Cash increased by $1,407,000 to $1,411,000 during the three months ended March 31, 2007, compared to a decrease of $22,000 during the three months ended March 31, 2006.

Operating activities used $971,000 of cash during the three months ended March 31, 2007, compared to providing $7,000 during the three months ended March 31, 2006.

Operating activities for the three months ended March 31, 2007, exclusive of changes in operating assets and liabilities, used $860,000 of cash, as the Company's net cash used in operating activities of $971,000 included non-cash charges for depreciation and amortization of $113,000, debt discount of $169,000 and stock based compensation of $312,000. For the three months ended March 31, 2006, operating activities, exclusive of changes in operating assets and liabilities, used $1,024,000 of cash, as the Company's net cash used in operating activities of $7,000 included non-cash charges for depreciation and amortization of $90,000, debt discount of $75,000, realized losses of $136,000, unrealized gains of $77,000 and stock based compensation of $2,354,000

Changes in operating assets and liabilities used cash of $111,000 during the three months ended March 31, 2007, principally due to decreases in the level of accounts payable and accrued liabilities which were partially offset by a decrease in prepaid expenses. During the three months ended March 31, 2006, changes in operating assets and liabilities provided cash of $1,031,000, principally due to net proceeds received from marketable securities, and decreases in our receivables from investments which were partially offset by decreases in the level of accounts payable and accrued liabilities and amounts due to our broker. The amount due to our broker was directly attributable to purchases of marketable investment securities that were purchased on margin or to securities that were margined subsequent to their purchase. During the three months ended March 31, 2006 we invested our cash balances in the public equity and debt markets in an attempt to maximize the short-term return on such assets. The amount due to our broker varied throughout the year depending upon the aggregate amount of marketable investment securities held by us and the level of borrowing against our available-for-sale securities. The actual amount of marketable investment securities held was influenced by several factors, including but not limited to, our expectations of potential returns available from what we considered to be mispriced securities as well as the cash needs of our operating activities. During times when we were heavily invested in marketable investment securities our liquidity position was significantly reduced. We no longer make a practice of investing in marketable investment securities.

The principal factor in the $79,000 of cash used in investing activities during the three months ended March 31, 2007 was the capitalized costs of $73,000 related to the ongoing development of software related to our Safety-SpongeTM System. The principal factor in the $2,082,000 of cash used in investing activities during the three months ended March 31, 2006 was the purchase of land of $1,697,000 and capitalized construction costs of $317,000 related to the construction of our first automated car wash site by our subsidiary, ASG.

Cash provided by financing activities during the three months ended March 31, 2007, of $2,457,000 resulted primarily from net proceeds from the issuance of common stock and warrants of $2,897,000 offset by the repayment of the Winstar Note in the amount of $450,000. Cash provided by financing activities for the three months ended March 31, 2006, of $2,054,000 resulted from the net proceeds from notes payable.

Investments

Our financial condition is partially dependent on the success of our existing investments. On March 29, 2006 our Board of Directors directed us to liquidate all of our investments and other assets that do not relate to the patient safety medical products business. Some of our investments are subject to restrictions on resale under federal securities laws and otherwise are illiquid, which will make it difficult to dispose of the securities quickly. Since we will be forced liquidate some or all of the investments on an accelerated timeline, the proceeds of such liquidation may be significantly less than the value at which we acquired the investments. The following is a discussion of our most significant investments at March 31, 2007.

A summary of our investment portfolio, which is valued at $1,442,000 and represents 11.06% of our total assets, is reflected below. Excluding our real estate investments, our investment portfolio represents 7.75% of our total assets. The investment portfolio is classified as long-term investments.

March 31, 2007
Alacra Corporation	$1,000,000
Digicorp	10,969
Real Estate	430,564
$1,441,533

Alacra Corporation

At March 31, 2007, we had an investment in Alacra Corporation ( “Alacra” ), valued at $1,000,000, which represents 7.67% of our total assets. On April 20, 2000, we purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Alacra has recorded revenue growth in every year since the Company’s original investment, further, Alacra is forecasting that 2007 revenues will be approximately $19.2 million, which would represent an increase of 22% over 2006 unaudited revenues. At December 31, 2006, Alacra reported in their unaudited financial statements total assets of approximately $4.7 million with total liabilities of approximately $7.4 million. Deferred revenue, which represents subscription revenues are amortized over the term of the contract, which is generally one year, and represented approximately $3.7 million of the total liabilities. We have the right, subject to Alacra having the available cash, to have the preferred stock redeemed by Alacra over a period of three years for face value plus accrued dividends beginning on December 31, 2006. Pursuant to this right, in December 2006 we informed management of Alacra that we were exercising our right to put back one-third of our preferred stock. If Alacra has a sufficient amount of cash to redeem our preferred stock we would expect the redemption to occur in the fourth quarter of 2007. In connection with this investment, the Company was granted observer rights on Alacra board of directors meetings.

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

Digicorp

At March 31, 2007, the Company held 96,269 shares of Digicorp common stock valued at $10,970. Digicorp's common stock is quoted on the OTC Bulletin Board. During the three months ended March 31, 2007 the closing prices for Digicorp’s common stock ranged between $0.08 and $0.18 per share. At March 31, 2007, the quoted closing price was $0.13 per share.

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

Investments in Real Estate

At March 31, 2007, we had several real estate investments, valued at $431,000, which represents 3.30% of our total assets. In the past we held our real estate investments in Ault Glazer Bodnar Capital Properties, LLC (“AGB Properties”). AGB Properties, which was closed during 2006, was a Delaware limited liability company and a wholly owned subsidiary. The real estate investments, consisting of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee, are currently being marketed for sale. During the year ended December 31, 2006, we received payment on loans that were secured by real estate of $50,000. We expect that any future gain or loss recognized on the liquidation of some or all of our real estate holdings would be insignificant primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the real estate holdings are located.

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

Revenues

We recognized revenues of $307,000 and $55,000 during the three months ended March 31, 2007 and 2006, respectively. All of the revenues generated during the three months ended March 31, 2007 related to sales of our Safety-SpongeTM System. Revenues from sales of our Safety-SpongeTM System consisted of sales from the safety sponge of $201,000 and sales from hardware and supplies of $106,000. Although hardware sales are not considered a recurring item, we expect that once an institution adopts our system they will be committed to its use and therefore provide a recurring source of revenues for sales of the safety sponge.

During the quarter ended March 31, 2007, sales generated by our Safety-SpongeTM System exceeded all sales generated from the Safety-SpongeTM System during the entire year of 2006. We attribute a significant amount of the increase to the adoption by the University of California San Francisco Medical Center in February 2007 to our Safety-SpongeTM System.

All of the revenue earned during the three months ended March 31, 2006 was the result of a consulting agreement, consented to by IPEX, whereby the majority shareholder of IPEX and former President, former Chief Executive Officer and former director of IPEX (“Majority Shareholder”), retained us to serve as a business consultant to IPEX. In consideration for the services, during December 2005, the Majority Shareholder personally transferred us 500,000 shares of common stock of IPEX as a non-refundable consulting fee. This consulting agreement reflected our prior focus in the financial services and real estate industries. Since we now only focus our efforts on the patient safety markets, we do not expect revenue from these types of consulting agreements to be a source of recurring revenue.

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

Expenses

Operating expenses were $1,409,000 and $3,395,000 for the three months ended March 31, 2007 and 2006, respectively.

The decrease in operating expenses of $1,986,000, for the three months ended March 31, 2007 when compared to the three months ended March 31, 2006, was primarily the result of salaries and employee benefits, which decreased by $1,887,000. Our Compensation Committee, currently comprised of two independent directors, determines and recommends to our Board the cash and stock based compensation to be paid to our executive officers and also reviews the amount of salary and bonus for each of our other officers and employees. The most significant component of employee compensation is stock based compensation expense.

For the three months ended March 31, 2007, we recorded $58,000 related to grants of nonqualified stock options and $192,000 related to restricted stock awards to our employees and non-employee directors. During the three months ended March 31, 2006, we recorded $922,000 relating to grants of nonqualified stock options and $1,014,000 related to restricted stock awards to our employees and non-employee directors. The issuance of stock options and restricted stock awards to our employees and non-employee directors resulted in a decrease in stock based compensation expense of $1,686,000 for the three months ended March 31, 2007. Therefore, excluding stock based compensation, salaries and employee benefits decreased by $201,000.

The remaining increase of $201,000 in salaries and employee benefits is primarily attributed to the non-recurring severance package that we paid in January 2006 to Milton “Todd” Ault III, our former Chairman and Chief Executive Officer. Pursuant to this severance package we paid Mr. Ault $180,000. In July 2006, subsequent to the payment of Mr. Ault’s severance package, Mr. Ault was re-appointed as our Chief Executive Officer at a nominal salary.

At March 31, 2007, four of our executives were covered under employment agreements. Our Chief Executive Officer, William B. Horne, is covered under a two year employment agreement with annual base compensation of $250,000; our Chief Executive Officer of SurgiCount Medical, Inc., Bill Adams is covered under a three year employment agreement with annual base compensation of $300,000; our President of Sales and Marketing of SurgiCount Medical, Inc., Richard Bertran, is covered under a three year employment agreement with annual base compensation of $200,000 and; our Director of Manufacturing of SurgiCount Medical, Inc., James Schafer, is covered under a two year employment agreement with annual base compensation of $100,000. None of our other executives our currently covered under an employment agreement, therefore, we are under no financial obligation, other than monthly salaries, for our other executive officers. Currently, monthly gross salaries for all of our employees are $135,000. We believe, as with all our operating expenses, that our existing cash resources, together with proceeds from investments, anticipated financings and expected revenues from our operations, should be adequate to fund our salary obligations.

The second largest component of our operating expenses is professional fees, which decreased by $309,000 during the three months ended March 31, 2007 compared to the amount reported during the three months ended March 31, 2006. This decrease is primarily comprised of decreases in stock based compensation to outside consultants of $312,000. During the three months ended March 31, 2006 stock based compensation expense of $418,000 was the most significant component of professional fees. The majority of the $418,000 that was recorded in stock based compensation related to a consulting agreement that we entered into in February 2006 with Analog Ventures, LLC (“Analog Ventures”) whereby Analog Ventures agreed to consult with us on matters relating primarily to the divestiture of our non-core assets and assist us in our efforts to focus our business exclusively on the patient safety medical products field. As an incentive for entering into the agreement, we agreed to issue Analog Ventures a warrant to purchase 175,000 shares of our common stock at an exercise price of $3.95, exercisable for 3 years. We recognized an expense of $405,000 related to these warrants.

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

The increase in cost of sales of $214,000 reflects a shift in our revenue mix from revenue generated primarily through consulting services which do not have any costs of sales to that of sales of our Safety-SpongeTM System.

General and administrative expenses experienced a decrease of $20,000 during the three months ended March 31, 2007 over the prior year. As discussed above, in Financial Condition, Liquidity and Capital Resources, we have a working capital deficit of $4,185,000 and have experienced continued losses. These financial constraints have required us to be selective in the expenses that we incur and where possible delay or forego an expense. This overall condition has resulted in the decrease in general and administrative expense. General and administrative expenses is comprised of a combination of a several types of expenses, none of which are significant individually.

Interest, dividend income and other, net

We had interest income of $4,000 and $1,000 for the three months ended March 31, 2007 and 2006, respectively.

The increase in interest income for the three months ended March 31, 2007 when compared to March 31, 2006 was primarily the result of an overall increase in cash during the three months ended March 31, 2007.

Realized gains (losses) on investments, net

During the three months ended March 31, 2007 and 2006, we realized net losses of nil and $136,000, respectively. The absence of realized gains (losses) during the three months ended March 31, 2007 reflect the absence of trading operations as we focus all of our efforts solely on the Safety-SpongeTM System and the patient safety market. The realized loss during the three months ended March 31, 2006 resulted primarily from the sale of 102,100 shares of Tuxis Corporation.

Interest expense

We had interest expense of $268,000 and $35,000 for the three months ended March 31, 2007 and 2006, respectively.

The increase in interest expense for the three months ended March 31, 2007 when compared to March 31, 2006 is primarily attributable to the non-cash interest charges incurred as a result of the debt discount associated with our short-term debt financings. During the three months ended March 31, 2007 and 2006, we recorded $169,000 and $75,000, respectively, in non-cash interest charges. The non-cash interest charges that were incurred during the three months ended March 31, 2006 were attributed to our car wash segment and recorded in loss from discontinued operations. Thus, non-cash interest charges resulted in an increase of $169,000 and represented the primary cause of the increase in interest expense. These charges resulted from the issuance of debt that either had conversion prices on the date of issuance that was below the fair market value of the underlying common stock or required the issuance of warrants to purchase shares of our common stock, which required us to record an expense based on the estimated fair value of the warrant. The remaining increase in interest expense is attributable to the overall increased level of borrowings during the three months ended March 31, 2007 over the prior year.

Unrealized gains (losses) on marketable securities, net

During the three months ended March 31, 2007 and 2006, unrealized appreciation of investments increased by nil and $77,000, respectively.

Due to the absence of any material amount of marketable securities during the three months ended March 31, 2007, the Company did not recognize any unrealized appreciation. The increase in unrealized appreciation during the three months ended March 31, 2006, was primarily due to the sale of 102,100 shares of Tuxis Corporation common stock, which at December 31, 2005 had unrealized depreciation of approximately $134,000. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment. The increase in unrealized appreciation related to the sale of our shares of Tuxis common stock was partially offset by a decrease in the value of the 95,000 shares of IPEX common stock held as trading securities. IPEX common stock is traded on the OTC Bulletin Board, which reported a closing price, at December 31, 2005 of $2.38 per share compared with $0.88 per share at March 31, 2006. We valued our holdings in IPEX at a discount to the closing prices, or $1.19 and $0.66 per share at December 31, 2005 and March 31, 2006, respectively, due primarily to the limited average number of shares traded on the OTC Bulletin Board.

Loss from discontinued car was segment

The loss from our discontinued car was segment decreased by $81,000 during the three months ended March 31, 2007 from a loss of $170,000 during the three months ended March 31, 2006. ASG’s first site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006. Thus, the three months ended March 31, 2007 reflected an entire quarter of operations whereas the three months ended March 31, 2006 only reflected operations for a partial quarter. During the three months ended March 31, 2007, as a result of the full quarter of operations, revenues and operating costs increased by $139,000 and $42,000, respectively.

Accumulated other comprehensive income

Unrealized gains (losses) on our investments designated as available-for-sale are recorded in accumulated other comprehensive income. At March 31, 2007 and December 31, 2006, our remaining investments were carried at cost and therefore we did record any unrealized gains (losses) on these investments. At March 31, 2006, our restricted holdings in IPEX and Digicorp were classified as available-for-sale. At March 31, 2006, the unrealized gains (losses) on our restricted holdings in IPEX and Digicorp amounted to ($831,000) and $2,460,000, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our business activities contain elements of market risk. We consider a principal type of market risk to be valuation risk. Investments and other assets are valued at fair value as determined in good faith by our Board of Directors.

We have invested a substantial portion of our assets in private development stage or start-up companies. These private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of public market for these investments, there is significantly greater risk of loss than is the case with traditional investment securities. Although we are optimistic about the progress of our one remaining investment in a privately held company, we understand that some venture capital investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential.

Because there is no public market for the equity interest in the one remaining privately held small company in which we have invested, the valuation of such equity interest is subject to estimation. In making our determination, we may consider valuation information provided by an independent third party or the portfolio company itself. In the absence of a readily ascertainable market value, the estimated value of our equity investment may differ significantly from the value that would be placed on it if a liquid market for the equity interest existed. Any changes in valuation are recorded in our consolidated statements of operations as either "Unrealized losses on marketable securities, net” or “Other comprehensive income."

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date this report was filed, there have been no material developments in the legal proceedings previously reported in our annual report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission on May 16, 2007.

Item 1A. Risk Factors.

There have been no material changes from risk factors previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the SEC on May 16, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On February 8, 2006, ASG entered into a secured promissory note with Ault Glazer Capital Partners, LLC (the “Fund”), a related party, in the principal amount of $687,000 (the “ASG Note”). The ASG Note was due to be repaid on September 15, 2006.

From March 7, 2006 through October 16, 2006, the Fund loaned the Company a total of $524,000, of which $130,000 was repaid. The outstanding balance at March 31, 2007 is $394,000. The loans were advanced to the Company pursuant to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) entered into with the Fund on March 7, 2006. Each advance under the Revolving Line of Credit is evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit required repayment within 60 days from issuance and are currently in default.

On May 1, 2006, the Company entered into a secured promissory note with Herbert Langsam, a Class II Director of the Company, in the principal amount of $500,000 (the “Langsam Note”). The Langsam Note was due to be repaid on November 1, 2006.

On November 13, 2006, the Company entered into secured promissory note with Mr. Langsam in the principal amount of $100,000 (the “Second Langsam Note”). The Second Langsam Note was due to be repaid on May 13, 2007.

The Company is in the process of restructuring the debt that is owed to the Fund and Messrs. Steven J. Caspi and Herbert Langsam.

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: May 21, 2007	By:	/s/ William B. Horne
William B. Horne
Chief Executive and Chief Financial Officer and Principal Accounting Officer