Form 10-K/A
period 2005-12-31
Patient Safety Technologies, Inc
filed 2007-06-01
CIK 812301

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

There were 6,205,563 shares of the registrant's common stock outstanding as of March 27, 2006.

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

Companies which we have a material investment in

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

IPEX, Inc.

ORGANIZATIONAL HISTORY

IPEX, Inc. (the "Company") was incorporated on June 27, 2002 under the corporate laws of the State of Nevada as Tamarack Ventures, Inc. ("Tamarack"). Tamarack was an exploration stage company engaged in the acquisition, and exploration of mineral properties. Because Tamarack was unable to develop business operations as a mineral exploration company, Tamarack discontinued operations and on March 17, 2005 the Company acquired the business of Administration for International Credit and Investment, Inc., an Oregon corporation ("AICI Oregon"). On March 23, 2005 the Company changed its name to IPEX, Inc. to reflect the nature of its changed business through AICI, Inc.

On March 17, 2005, the Company entered into an Agreement and Plan of Merger with AICI, Inc., a Nevada corporation and wholly owned subsidiary of the Company, AICI Oregon, and the shareholders of AICI Oregon. Pursuant to the Agreement and Plan of Merger, the Company acquired all of the outstanding equity stock of AICI Oregon from its shareholders. Upon completion of the transaction, AICI Oregon merged with and into AICI, Inc. and AICI, Inc. survived the merger. As consideration for the acquisition of AICI Oregon, the Company issued 21,875,566 shares of common stock to the AICI Oregon shareholders. Each AICI Oregon shareholder received one share of the Company's common stock for each share of common stock of AICI Oregon that he or she owned. In addition, certain of the Company's shareholders cancelled an aggregate of 3,500,000 outstanding shares of the Company's common stock, and such shares were returned to treasury. On March 23, 2005 the Company changed its name to IPEX, Inc. to reflect the nature of its changed business through AICI, Inc.

AICI Oregon was incorporated in the State of Oregon on November 23, 1999. From inception until February 2004, AICI Oregon had no business operations. On February 25, 2004 Jupiter Telecom, Inc., a California corporation in the business of providing telecommunications services, was merged with and into AICI Oregon. AICI Oregon was the surviving entity from that merger. Joseph Lyle Putegnat III, AICI Oregon's Vice President of Carrier Sales, was a co-founder and the sole shareholder of Jupiter Telecom, Inc. and subsequently became an officer of AICI Oregon. Pursuant to the merger, Mr. Putegnat received 1,286,809 shares of common stock of AICI Oregon, which were subsequently exchanged for 1,286,809 shares of the Company's common stock pursuant to the Agreement and Plan of Merger entered into on March 17, 2005.

ASSET ACQUISITION

On June 7, 2005, the Company entered into two separate purchase agreements for the purchase of certain intellectual property assets. The purchase of the intellectual property assets by the Company closed on June 29, 2005.

The first purchase agreement, dated June 7, 2005, is between the Company, RGB Channel SRL, Massimo Ballerini, B Tech Ltd. and Emanuele Boni (the "RGB Agreement"). Under the RGB Agreement, the Company purchased image processing algorithms, encoder software, decoder software, digital image enhancement tools and encryption algorithms to enhance, compact, store, encrypt, stream and display digital image content over wireless networks and over the Internet (the "RGB Assets"). The Company purchased the RGB Assets from RGB Channel SRL. At the time of the transaction there was no material relationship between RGB Channel SRL and the Company or any of its affiliates, or any director or officer of the Company, or any associate of any such director or officer. The purchase price for the RGB Assets totaled $275,000 cash.

The second purchase agreement, dated June 7, 2005, is between the Company, B Tech Ltd., Massimo Ballerini and Emanuele Boni (the "B Tech Agreement"). Under the B Tech Agreement, the Company purchased quadratic, circular transform algorithms, codes and formulas for image enhancement, compacting and content protection applications (the "B Tech Assets"). The purchased technology and formulas also include the concept of "floating pixels" versus a frame by frame system and the integration of sound into a digital image to stream live content for wireless systems based on 9,6Kbit/s and to be used on full display screens at less than 64Kbit/s (ISDN). The Company purchased the B Tech Assets from B Tech Ltd., Massimo Ballerini and Emanuele Boni. At the time of the transaction there was no material relationship between B Tech Ltd., Massimo Ballerini or Emanuele Boni. and the Company or any of its affiliates, or any director orofficer of the Company, or any associate of any such director or officer. The purchase price for the B Tech Assets consisted of 1,857,585 shares of the Company's common stock valued at $6,000,000, which the Company issued during November 2005.

On February 27, 2006 the Company formed a subsidiary named RGB Channel, Inc., a Nevada corporation. The Company may transfer the RGB Assets and the B Tech Assets to RGB Channel, Inc. and for RGB Channel, Inc. to develop the RGB Assets and B Tech Assets. Throughout this report, references to the "Company" refer to IPEX, Inc. together with its wholly owned subsidiaries AICI, Inc. and RGB Channel, Inc.

OVERVIEW OF BUSINESS

VOIP TELECOM

The Company operates a Voice over Internet Protocol ("VoIP") network that directs long distance telecommunication traffic globally. Customers and suppliers, consisting primarily of communications service providers, gain access to the Company's international routes via the Internet from virtually anywhere in the world. Using VoIP technology, voice, fax and other information can be sent over the Internet far more economically than through a traditional fixed-line telephone network. The Company's VoIP platforms route international traffic based on cost, quality and availability. Its revenues are derived by selling its telecommunications routes to customers worldwide. Through the Company's VoIP platform, customers and suppliers have access to routes and related information in nearly every country in the world.

RGB IMAGING

The purchased RGB Assets and B Tech Assets are the foundation of unique digital image enhancement and compression technologies that the current management believes are patentable for the purposes of producing marketable imaging applications. These applications range from still image enhancement to improved streaming compression ratios. To date, the Company has devoted marginal financial resources to the development of these technologies.

THE VOIP INDUSTRY

Communications Industry

The communications industry is characterized by changes driven by deregulation in telecommunications markets around the world, an increase in and shift of minutes to wireless and the acceptance of VoIP as an alternative to wireline phone service.

VoIP permits a user to send voice, fax and other information over the Internet, rather than through a traditional fixed-line telephone. VoIP has been used as a low-cost solution to provide wholesale call completion, or termination, to telecommunications services providers. The low cost of launching a telecommunications business with VoIP, coupled with deregulation in telecommunications markets, has driven fragmentation of communications services markets. VoIP is now being used as a way to provide local and long-distance phone service to consumers and enterprises. Cable companies and VoIP service providers are driving current consumer adoption of VoIP and are expected to capture a significant share of the overall voice market.

Global deregulation, combined with rapid technological advances, has enabled the emergence of many new communications service providers in dozens of local markets. The Company's management believes that national carriers, in their efforts to remain competitive, are focusing their capital spending on "last-mile" services such as fixed-line, wireless, and cable. Consequently, communications service providers are looking for ways to expand their ability to serve all of their customers' telecommunication needs, while simultaneously reducing the cost of providing international services. Increasingly, the world's carriers are seeking to outsource international voice traffic to efficient VoIP companies, such as the Company, whose inherently lower infrastructure and transport costs improve a carrier's competitiveness and bottom line, without compromising service quality.

The principal benefits of VoIP are:

•
Cost Advantage from Internet Transport. Traditional voice communication networks use circuit-switching technology, which establishes dedicated channels between an originating and terminating point for the duration of a call. Physical facilities (typically fiber and associated equipment) are dedicated to voice traffic between switching nodes, regardless of changes in demand. In contrast, VoIP is based on packet-switching technology. This technology completes a call by digitizing and dividing a speaker's voice into small packets that travel to their destination through networks carrying packets of other Internet traffic, in much the same way as email travels. Using a network of service facilities connected to the Internet for transport is less costly than building a dedicated network as calls share the Internet with other traffic.

•
Cost Advantage from VoIP traffic. The cost of operating the Company's business is almost entirely software based which does not require maintenance or technicians. As a result, the costs are low and the scalability is very high, allowing the Company to compete with non-VoIP telecommunications carriers on a much lower cost structure.

•
Cost Advantage from Bypass of International Settlement Rates. Traditional international long distance calls are completed through international toll switches that provide access to a terminating network. These networks are often owned by government bodies or telecommunications carriers that charge settlement rates (or tariffs) well in excess of costs. Although these fees are being reduced in many countries as industry deregulation continues, the charges remain significant. Calls routed over the Internet bypass these toll switches, avoiding a significant portion of these fees, which further lowers the cost of completing calls.

•
Positioning for New Services. In contrast to the closed, proprietary structure inherent in a traditional circuit-switched voice network, VoIP embraces an open architecture and open standards, which facilitates innovation at lower cost. Traditional voice networks are designed specifically to provide one basic service, making it difficult and costly to introduce new services over those networks and their proprietary platforms. As data networks convert services into data packets, this allows the exchange of new types of data such as fax, video, IP-television, etc.

Outsourcing VoIP Services

Given the advantages of VoIP, many communication carriers have begun to carry some portion of their voice traffic over IP networks. Despite the move by some large carriers to develop their own international VoIP infrastructures, many carriers are interested in outsourcing international traffic to providers such as the Company. Some of the reasons that carriers prefer to outsource international traffic include:

•	the relatively low percentage of revenue that international service represents for many large carriers;

•	the disproportionate cost and complexity of deploying and supporting international service infrastructure as compared with domestic investment opportunities;

•	a hesitation to build new networks and cannibalize traffic from their traditional voice networks;

•
concerns over sufficient in-house VoIP expertise to ensure that voice quality and network reliability are comparable to that of the public-switched telephone network, especially when routing traffic over the Internet versus private networks; and

•	generally reduced capital budgets for network investment of any kind.

The global communications services industry continues to evolve, providing significant opportunities and creating competitive pressure for market participants. The industry is experiencing significant changes, including the proliferation of wireless and data products and services, increased voice and data volume, declining unit pricing and the emergence of new participants due to deregulation and low-cost technologies. The growth in competition and associated fragmentation along with declining unit pricing and an industry structure that is characterized by high fixed costs have resulted in increased pressure on communications services providers to offer services at a lower cost to consumers. Unlike with VoIP, most communications services providers must access other providers' public switched telephone networks ("PSTN") to send and receive voice and data traffic. The process of establishing these PSTN interconnections is labor-intensive, costly, time-consuming and highly negotiated, which leads to higher installation, network management, selling, legal, billing and collection costs, creating the need and demand for a centralized and efficient marketplace.

IPEX'S SOLUTION

The Company's software platform provides benefits to customers and suppliers. By routing and clearing voice calls through the platform, buyers and sellers can access multiple buyers and sellers, increase network utilization, achieve better pricing and improve profitability and cash flow by reducing the number of interconnections and reducing selling, legal, billing and collection expenses. The availability of routes is also increased since the Company's software and platforms can handle multiple carriers for one single routing code.

By establishing a single interconnection to the Company's platform, communications services providers gain immediate targeted access to and a link with multiple customers and suppliers. This replaces the lengthy, costly and highly negotiated process of searching for and interconnecting to other communications services providers on a one-to-one basis and managing each interconnection on an ongoing basis.

The Company handles all invoicing for voice calls and media sold on its platform. Members receive a single payment or invoice from the Company reflecting net buying or selling activity. This settlement reduces administrative costs.

SALES AND MARKETING

The Company markets and sells its services through a direct sales force. The sales process frequently involves a trial process, where a small volume of traffic is run prior to larger volumes being run through the centralized platform. The Company targets voice services sales efforts at the telecommunications industry, and, in particular, the market for international wireline, wireless and VoIP minutes.

INTELLECTUAL PROPERTY

To date, the Company's VoIP operations have not depended in any part on proprietary rights or technology. The Company has been licensed one domestic and one international patent. These patents are related to trading international VoIP traffic and determining the best price and quality for routing and pricing for VoIP calls. The European patent number is EP1131949 and the international patent application number is WO0031954. The validity of these patents and the license of the patent rights to the Company have been questioned by independent counsel hired by the Company's Board of Directors. The Company's current management believes that the Company does not have the legal right to use this intellectual property. To date, the patents have not been applied to or utilized by the Company's VoIP platform and their relevance to the Company's business is not clear.

Related to its RGB technologies, the Company owns image processing algorithms, encoder software, decoder software, digital image enhancement tools and algorithms that enhance, compact, store, encrypt, stream and display digital image content. The Company also acquired a trademark on the name Luminaxys. The trademark is granted for Italy and must be renewed annually.

COMPETITION

The global communications services market is highly competitive. The Company competes with other wholesale telecommunications carriers worldwide. Many of these carriers have more resources, longer operating histories and more established positions in the telecommunications marketplace, and, in some cases, have begun to develop Internet telephony capabilities. The Company also competes with smaller companies, including those that may be specialists in just one or two routes. The Company additionally competes against its customers' ability to carry traffic themselves, whereby either retail carriers develop their own international networks or interconnect with one another and exchange international traffic by "meeting" in a major telecommunications hub. The Company competes principally on quality of service and price.

GOVERNMENT REGULATION

The Federal Communications Commission (the "FCC") has jurisdiction over interstate and international communications in the United States. The FCC's rules, regulations and policies impose obligations on carriers providing facilities-based and/or resale telecommunications services. While the FCC to date has maintained an informal policy that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various entities have challenged this idea, both before the FCC and at various state government agencies. An adverse ruling could subject the Company to licensing requirements and additional fees and subsidies increasing the costs of providing services.

EMPLOYEES

As of April 21, 2006, the Company had nine full time employees and three part time employees. The Company has not experienced any work stoppages and the Company considers relations with its employees to be good.

DESCRIPTION OF PROPERTY.

The company's principal office and operations during fiscal year 2005 were located at 9255 Towne Center Drive, Suite 235, San Diego, California 92121. These premises consisted of 896 square feet of office space. The related lease agreement expired March 31, 2006. Monthly base rent under the lease agreement was $2,374.40.

Effective March 15, 2006, the Company entered into a new lease agreement for its principal executive office located at 7825 Fay Avenue, Suite 254, La Jolla, CA 92037. The premises consist of 600 square feet of office space. The term of the lease is for six months and automatically renews for another six months at the current base rent plus a seven percent increase unless the Company notifies the landlord on or before July 15, 2006 of its intention not to renew. Base rent under the lease agreement is $2,400 per month. In addition, the Company pays $645 per month pursuant to the lease agreement for phone lines and equipment rental, voicemail, high speed internet and other administrative services.

Effective February 28, 2006, the Company entered into an office lease agreement for an office located at 1900 N.W. Corporate Boulevard, Suite 205W, Boca Raton, Florida 33431. The premises consist of 1,394 rentable square feet of office space. The term of the lease is for 38 months beginning March 1, 2006. Base rent under the lease is approximately $1,859 per month.

LEGAL PROCEEDINGS.

On or about October 7, 2005, the Company was informed that it is a party to an informal SEC investigation.

The Company's subsidiary AICI, Inc., a Nevada corporation, and its predecessor Administration for International Credit & Investment, Inc., an Oregon corporation, is named in an action filed on or about February 21, 2006 in the Superior Court of the State of California for the County of San Diego (Case No. GIC 861542). The plaintiff in the action is Triagon Holding AG, against defendants Interphotonic, Inc., Wolfgang Grabher, Administration for International Credit & Investment, Inc., AICI, Inc., Eureca Marketing GmbH and Does 1-50. The complaint alleges fraud, conversion, unjust enrichment and breach of contract based on allegations, among others, that he was fraudulently induced into depositing $2,454,157.98 into an escrow account as an investment in Interphotonic, Inc. and such money was closed on with out the plaintiff's authorization. The plaintiff is seeking damages in the amount of $2,454,157.98 plus interest at the rate of 10% per annum and costs, as well as a judicial accounting, injunctive and declaratory relief.

On April 20, 2006 the Company filed a lawsuit against Inzon Corporation, a Nevada corporation, and Does 1-50 in the Superior Court of the State of California for the County of San Diego (Case No. GIC 864677). The Company is seeking to recover $525,313.96 plus interest owed to it by the defendants for telecommunications services provided by the Company during 2006 pursuant to a carrier services agreement.

On March 17, 2005, the Company entered into an Agreement and Plan of Merger with AICI, Inc., a Nevada corporation and the Company's wholly owned subsidiary, AICI Oregon, and the shareholders of AICI Oregon. Pursuant to the Agreement and Plan of Merger, the Company acquired all of the outstanding equity stock of AICI Oregon from its shareholders. Upon completion of the transaction, AICI Oregon merged with and into AICI, Inc. and AICI, Inc. survived the merger. As consideration for the acquisition of AICI Oregon, the Company issued 21,875,566 shares of common stock to the AICI Oregon shareholders. In addition, certain of the company's shareholders cancelled an aggregate of 3,500,000 outstanding shares of the Company's common stock, and such shares were returned to treasury. The merger was accounted for as a recapitalization of AICI Oregon. Accordingly, the Company's historical financial statements prior to March 17, 2005 are those of AICI.

In connection with the acquisition of AICI Oregon, on March 18, 2005, the Company completed a private placement of an aggregate of 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants to 76 accredited investors for aggregate gross proceeds of $3,500,000. Due to prior working capital constraints the Company could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the March 18, 2005 private placement allowed the Company to extend credit to five Tier 2 carriers under net 15 terms and two Tier 1 carriers under net 30 terms thereby increasing the number of overall customers.

On March 28, 2005, AICI, Inc., extended a loan in the amount of $400,000 to Joseph L. Putegnat III, who is a shareholder of the Company, former Vice President of AICI, Inc. and the former owner of Jupiter Telecom, Inc. a predecessor in interest to the Company's current business. Although the loan was subsequently assigned to a third party, the Company's Audit Committee retained independent counsel to investigate the loan to Mr. Putegnat and in June 2005, the Audit Committee determined that the loan constituted a "direct or indirect loan to a director or executive officer (or equivalent thereof)," in violation of the Sarbanes-Oxley Act of 2002 and Section 13(k) of the Securities Exchange Act of 1934, as amended. As a result of the investigation and the findings, the Company experienced significant turnover in its management and its Board of Directors. Effective May 21, 2005, the Company's majority shareholder, former Chairman, Chief Executive Officer and President, Wolfgang Grabher, was put on temporary leave of absence and the Company's Chief Financial Officer, Russell Ingledew began serving as Acting President until May 26, 2005 when the Board of Directors appointed Milton "Todd" Ault, III as a director and as the Company's Interim Chief Executive Officer. On June 23, 2005, the Company appointed new members to its Audit Committee and in July 2005 hired then director and Audit Committee member, Gerald Beckwith as Chief Executive Officer, and a new Chief Operating Officer, Sothi Thillairajah. Mr. Beckwith subsequently resigned on February 15, 2006 and Mr. Thillairajah was appointed Chief Executive Officer and a director of the Company.

During the course of the investigation into Mr. Putegnat's loan, the Audit Committee determined to have independent counsel also investigate other potential securities violations alleged by former counsel to the Company, including whether the disclosure made by the Company to investors in its March 18, 2005 private placement was inaccurate or misleading. On October 7, 2005 the Company announced that the SEC had begun an informal investigation of the Company. On December 2, 2005, after completing the Company' internal investigation, the Audit Committee determined that the offering memorandum used in connection with the Company's March 18, 2005 private placement, as well as the Company's Form 8-K dated March 16, 2005, either misstated or omitted certain material information. As a result, on December 19, 2005 the Company amended the March 16, 2005 Form 8-K in an attempt to correct the disclosure and, as recommended by the Audit Committee, the Company obtained restitution from Mr. Grabher by requiring him to return a significant number of shares of the Company's common stock to treasury. On December 14, 2005, the Company entered into a Return to Treasury Agreement with Mr. Grabher, pursuant to which Mr. Grabher agreed to surrender 14,855,900 shares of the Company's common stock within ten business days of December 14, 2005 to be retired and returned to treasury. Such shares represented 49.4% of the Company's outstanding shares of common stock based on approximately 30,100,621 shares outstanding as of December 14, 2005. Mr. Grabher returned the 14,855,900 shares to the Company on February 2, 2006.

As a result of the foregoing, the Company incurred substantial legal expenses totaling $549,400 during the fiscal year ended December 31, 2005, as well as additional business and administrative expenses as detailed in the following sections. These expenses, combined with continuing losses, have caused significant deterioration of the Company's financial condition. The Company's resources continue to be negatively impacted by continuing issues related to the events and changes in management described above.

During 2005, the Company failed to develop a disciplined and sustainable credit risk management system for the telecommunications business. The result was a bad debt expense of $411,606 for the fiscal year ended December 31, 2005. The Company spent less than $100,000 on developing a proprietary exchange platform during the fiscal year ended December 31, 2005.

On June 29, 2005, the Company purchased certain digital imaging related intellectual property assets (i.e., the RGB Assets and the B Tech Assets). The Company intends to develop digital image enhancement and compression software applications based on a licensing model. Less than $100,000 was spent on the development of these technologies during the fiscal year ended December 31, 2005. Current management believes that the maximum value of these assets may be realized through the separation of these assets into its recently formed subsidiary RGB Channel, Inc. However, as of the date this annual report was filed with the SEC the Company has not transferred the assets to RGB Channel, Inc.

The Company has incurred losses during each the past two fiscal years. For the years ended December 31, 2005 and 2004, the Company generated revenue of $12,332,093 and $6,716,114, respectively, and incurred net losses of $6,843,098 and $398,620, respectively. At December 31, 2005, the Company had a working capital deficiency of $167,391 and an accumulated deficit of $7,241,718. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company received $800,000 from a private placement of 10% Secured Convertible Notes to accredited investors in the first quarter of 2006. Based on the Company's current cash and other current assets including accounts receivable and available for sale securities, management believes the Company has sufficient liquidity to fund operations for the next month. Beyond that, additional funding is required for the Company to continue as a going concern. Management believes the Company will require an additional $4,000,000 to develop its VoIP operations and the RGB technology and to continue operations for the twelve months subsequent to the date this report is filed. The Company intends to seek outside debt and/or equity financing through private placements to accredited investors and may request voluntary exercise of outstanding warrants. The Company has no definitive plans or agreements in place to obtain such additional financing and the Company cannot guarantee that any additional equity or debt financing will be available in sufficient amounts or on acceptable terms when needed. If such financing is not available in sufficient amounts or on acceptable terms, the Company may have to discontinue operations. In addition, any equity financing obtained may result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to the Company's common stock, and any debt financing obtained must be repaid regardless of whether or not the Company generates profits or cash flows from its business activities and may worsen the Company's financial condition.

At December 31, 2005, the Company's cash and cash equivalents totaled $297,232. Cash (including cash equivalents) used in operating activities was $2,673,732 for the year ended December 31, 2005 compared to cash provided by operating activities of $110,470 in the year ended December 31, 2004. The increase in cash used during 2005 resulted primarily from increased expenses during 2005 that included legal expenses of $549,400, executive cash compensation of $287,704 and Board of Directors compensation of $4,500, telecommunications employee and consultant salaries of $454,720, accounting fees of $106,519 and auditor's fees of $128,694. In addition, a former director was paid $116,000 for monies that he claimed were owed to him and $70,000 was paid pursuant to a four month consulting contract with the former AICI Vice President and Jupiter Telecom owner.

Accounts receivable, net at December 31, 2005 was $1,151,555 as compared to $181,519 on December 31, 2004. The increase in accounts receivable is attributable to the increase in telecommunications traffic on longer payment cycles as result of the Company extending higher levels of credit.

Net cash used in investing activities for the year ended December 31, 2005 was $412,651 compared to net cash provided by investing activities of $5,564 for the year ended December 31, 2004. The change in net cash used in investing activities is attributable to $158,033 used for the purchase of property and equipment and $333,700 for the purchase of intellectual property rights, including legal fees of $58,700. As discussed further under Item 1. Description of Business, on June 29, 2005 the Company purchased certain intellectual property assets from RGB Channel SRL for $275,000.

As of December 31, 2005 trade payables were $1,396,687 as compared to $562,599 as of December 31, 2004. The increase in trade payables is attributable to the increase in telecommunications traffic on extended payment term. Specifically, a tier 1 supplier provided the Company with 30 net 30 payment terms and the Company in turn directed 30% of its telecom traffic to this supplier by year end 2005.

Net cash provided by financing activities was $3,382,857 for the year ended December 31, 2005 compared to cash used by financing activities of $115,275 for the year ended December 31,2004. The financing activities during 2005 include proceeds from a stock subscription for $142,837 and a private placement completed on March 18, 2005 of 3,500,000 shares of common stock, 1,750,000 Series A Warrants and 1,750,000 Series B Warrants to 76 accredited investors for proceeds of $3,240,020. The Company's private placement of 10% Secured Convertible Notes caused an adjustment to the exercise price and the number of shares purchasable pursuant to the Series A and Series B Warrants. The current exercise price of the Series A and Series B Warrants is $1.00 per share, and there are now 2,625,000 shares purchasable pursuant to outstanding Series A Warrants and 3,500,000 shares purchasable pursuant to outstanding Series B Warrants. The common stock, Series A and Series B Warrants were sold as Units, with each Unit consisting of two shares of common stock, one Series A Warrant and one Series B Warrant, for a per Unit purchase price of $2.00. Each Series A Warrant initially entitled the holder to purchase one share of common stock at $1.50 per share, exercisable for a period of five years. Each Series B Warrant initially entitled the holder to purchase one share of common stock at $2.00 per share, exercisable for a period of five years.

The Series A Warrants are callable by the Company in the event its common stock trades at or above $2.00 for ten consecutive trading days. The Series B Warrants are callable by the Company in the event its common stock trades at or above $2.50 for ten consecutive trading days. However, the right to call the Series A and Series B Warrants is subject to the following additional conditions: (1) the Company may not call more than 25% of the warrants during any 30 day period; (2) the Company must simultaneously call all Series A and Series B Warrants on the same terms; and (3) the Company may not call the warrants unless all of the shares of common stock issuable thereunder either (a) are registered pursuant to an effective registration statement or (b) may be sold under Rule 144(k) under the Securities Act of 1933.

If at any time until the earlier of (A) the date that 50% of the shares underlying the outstanding Series A and Series B Warrants have been sold by warrant holders or (B) two years after the actual effective date of a registration statement registering the resale of the common stock and common stock issuable upon exercise of warrants, the Company issues or sells, or is deemed to have issued or sold, any shares of common stock for no consideration or for a consideration per share less than the exercise price in effect immediately prior to the time of such issue or sale, then and in each such case the then-existing exercise price will be reduced to the lowest price per share at which any share of common stock was issued or sold or deemed to be issued or sold. This adjustment will not apply in the case of the issuance of capital stock, options or convertible securities issued to directors, officers, employees or consultants pursuant to an equity compensation program approved by the Company's Board of Directors. The Company's private placement of 10% Secured Convertible Notes caused an adjustment to the exercise price and the number of shares purchasable pursuant to the Series A and Series B Warrants.

Sales for the year ended December 31, 2005 rose by 84% to $12,332,093 as compared to sales of $6,716,114 from the prior year ended December 31, 2004. Due to prior working capital constraints the Company could only maintain selling to Tier 3 customers on a weekly net 5 basis. The additional working capital provided by the private placement on March 18, 2005 allowed the Company to extend credit to five Tier 2 carriers under net 15 terms and two Tier 1 carriers under net 30 terms thereby increasing the number of overall customers. The 84% increase in sales is almost entirely attributable to the extension of credit that was made possible by the increase in working capital. The addition of a few new Tier 3 customers added marginally to the increase in sales.

Cost of sales for the year ended December 31, 2005 rose by 83% to $12,212,362 as compared to cost of sales of $6,685,163 from the prior year ended December 31, 2004. The increase in cost of sales is directly attributable to the increase in sales. The cost of sales as a percentage of sales for the year ended December 31, 2005 remained relatively constant at 99% compared to 100% for the year ended December 31, 2004. The failure to achieve a greater improvement in gross margin reflects the Company's inability to secure more attractive rates from suppliers. It also reflects bandwidth costs of $85,493 paid to the Company's switch collocation facility provider.

Gross profit for the year ended December 31, 2005 was $119,731 as compared to $30,951 from the prior year ended December 31, 2004. The increase in gross profit is attributable to the modest increase in gross margin on increased telecom traffic.

Selling, general and administrative expenses for the year ended December 31, 2005 were $5,527,204 compared to $428,863 for the year ended December 31, 2004, representing an increase of $5,098,341, or 1,189%. For the year ended December 31, 2005 selling, general and administrative expenses include non-cash expenses of $656,251 related to a consulting agreement between a related party, Patient Safety Technologies, Inc. and Wolfgang Grabher, the company's former President and Chief Executive Officer, to which the company was designated the third party beneficiary. Other non-cash selling, general and administrative expenses include stock based compensation expense of $1,974,519 related to options and other equity instruments granted and an impairment loss of $1,522,130 recorded in connection with the write off of goodwill. Additional expenses during 2005 include: legal expenses of $549,400, bad debt expenses of $411,606, executive wages of $287,704, and telecommunications employee and consultant salaries totaling $454,720. Accrued expenses also include services provided in 2005 by former directors and executives and a prepaid four month consulting contract with the former AICI Vice President and Jupiter Telecom owner.

Net loss for the year ended December 31, 2005 was $6,843,098 compared to the net loss of $398,620 for the year ended December 31, 2004. The net loss for the year ended is primarily attributable to the increased expenses discussed above.

On August 9, 2005, the Company entered into a binding letter of intent to acquire all of the issued and outstanding shares of capital stock of Vinculum Communications, Inc., a privately owned Delaware corporation ("Vinculum"). Vinculum is a San Diego, California-based international long distance carrier that offers termination services to long distance carriers worldwide. The closing date for the acquisition was scheduled to occur no later than September 30, 2005, unless extended by mutual consent of the parties. Pursuant to the terms of the letter of intent, the Company was to pay an aggregate of $14.5 million for the acquisition of Vinculum, paid as follows: (a) $1 million in cash; (b) $11.7 million in shares of common stock; and (c) $1.8 million of convertible notes. On December 21, 2005, the Company entered into an agreement with Vinculum to terminate the letter of intent and all transactions contemplated pursuant to the letter of intent and the Company paid Vinculum $55,000 which represents reimbursement of expenses incurred by Vinculum in connection with the negotiation of and due diligence associated with the letter of intent and the proposed acquisition. The Company previously advanced $75,000 to Vinculum as a pre-pay deposit for VoIP traffic. The $55,000 payment was deducted from the $75,000 advance, resulting in an outstanding principal sum of $20,000 owed by Vinculum to the Company and was repaid immediately. The parties mutually released each other from all claims which they may have against each other to the date of the termination agreement.

March 21, 2006 Private Placement

On March 21, 2006 the Company entered into a Securities Purchase Agreement for the sale of $800,000 principal amount of 10% Secured Convertible Notes to four accredited investors. The sale of the 10% Secured Convertible Notes closed on March 21, 2006. The 10% Secured Convertible Notes bear interest at the rate of 10% per annum and mature one year from the date of issuance. On the maturity date the outstanding principal amount of the 10% Secured Convertible Notes will automatically convert into shares of common stock of the Company's wholly owned subsidiary RGB Channel, Inc., a Nevada corporation. Before the maturity date the holders may convert the outstanding principal amount of the Notes into either shares of the Company's common stock or shares of common stock of the Company's subsidiary RGB Channel, Inc. If converted into shares of the Company's common stock the conversion price of the Notes is $1.00 per share (the "IPEX Conversion Price"). If converted into shares of common stock of RGB Channel, Inc. the conversion price will equal the lesser of (the "RGB Conversion Price"): (a) $0.50, or (b) the price at which, at any time while the Notes are outstanding, RGB Channel, Inc. sells shares of its common stock or any other securities convertible into or exchangeable for RGB Channel, Inc. common stock.

The conversion price of the 10% Secured Convertible Notes is subject to adjustment in the event the Company issues shares of its common stock or securities convertible into or exchangeable for shares of its common stock at a price less than the IPEX Conversion Price, if the Company pays a stock dividend, subdivides or combines outstanding shares of common stock into a greater or lesser number of shares, or takes any other actions that would otherwise result in dilution of the holders' position. In addition, if at any time when the 10% Secured Convertible Notes are outstanding there is a period of 60 trading days during which the volume weighted average price of the Company's common stock is less than $1.00 per share, then: (a) there will be a one time adjustment to the IPEX Conversion Price to equal the lowest volume weighted average price of the Company's common stock during such 60-trading day period; and (b) there will be a one time adjustment to the RGB Conversion Price to equal 50% of the lowest volume weighted average price of the Company's common stock during such 60-trading day trading period.

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

IPEX operates a Voice over Internet Protocol ("VoIP") routing platform that directs telecommunication traffic. VoIP permits a user to send voice, fax and other information over the Internet, rather than through a regular telephone network system based on switches. IPEX’s VoIP network directs long distance telecommunication traffic globally. Customers and suppliers, consisting primarily of communications service providers, gain access to IPEX’s international routes via the Internet from virtually anywhere in the world. We believe that using VoIP technology, voice, fax and other information can be sent over the Internet far more economically than through a traditional fixed-line telephone network. IPEX’s platforms route international traffic based on cost, quality and availability. IPEX’s revenues are derived by selling its telecommunications routes to customers worldwide. We believe that, through IPEX’s VoIP platform, customers and suppliers have access to routes and related information. The cost of operating IPEX’s business is almost entirely software based which does not require maintenance or technicians. As a result, we believe the costs are low and the scalability is very high, allowing IPEX to compete with non-VoIP telecommunications carriers on a much lower cost structure.

The communications industry is characterized by changes driven by deregulation in telecommunications markets around the world, an increase in and shift of minutes to wireless and the acceptance of VoIP as an alternative to wireline phone service. VoIP has been used as a low-cost solution to provide wholesale call completion, or termination, to telecommunications services providers. We believe that the low cost of launching a telecommunications business with VoIP, coupled with deregulation in telecommunications markets, has driven fragmentation of communications services markets. VoIP is now being used as a way to provide local and long-distance phone service to consumers and enterprises. We believe that cable companies and VoIP service providers are driving current consumer adoption of VoIP and are expected to capture a significant share of the overall voice market. These factors have enabled the emergence of many new communications service providers in dozens of local markets. IPEX believes that national carriers are focusing their capital spending on services such as fixed-line, wireless, and cable. Consequently, communications service providers are looking for ways to expand their ability to serve all of their customers' telecommunication needs, while simultaneously reducing the cost of providing international services. Increasingly, the world's carriers are seeking to outsource international voice traffic to efficient VoIP companies to improve a carrier's competitiveness and bottom line.

Traditional voice communication networks use circuit-switching technology, which establishes dedicated channels between an originating and terminating point for the duration of a call. Physical facilities are dedicated to voice traffic between switching nodes, regardless of changes in demand. In contrast, VoIP is based on packet-switching technology. This technology completes a call by digitizing and dividing a speaker's voice into small packets that travel to their destination through networks carrying packets of other Internet traffic, in much the same way as email travels. We believe that using a network of service facilities connected to the Internet for transport is less costly than building a dedicated network as calls share the Internet with other traffic.

Traditional international long distance calls are completed through international toll switches that provide access to a terminating network. These networks are often owned by government bodies or telecommunications carriers that charge settlement rates (or tariffs) well in excess of costs. Although these fees are being reduced in many countries as industry deregulation continues, the charges remain significant. Calls routed over the Internet bypass these toll switches, avoiding a significant portion of these fees, which we believe further lowers the cost of completing calls.

In contrast to the closed, proprietary structure inherent in a traditional circuit-switched voice network, VoIP embraces an open architecture and open standards, which we believe facilitates innovation at lower cost. Traditional voice networks are designed specifically to provide one basic service, which we believe makes it difficult and costly to introduce new services over those networks and their proprietary platforms. As data networks convert services into data packets, this allows the exchange of new types of data such as fax, video, IP-television, etc.

IPEX’s software platform provides benefits to customers and suppliers. By routing and clearing voice calls through the platform, buyers and sellers can access multiple buyers and sellers, increase network utilization, achieve better pricing and improve profitability and cash flow by reducing the number of interconnections and reducing selling, legal, billing and collection expenses. By establishing a single interconnection to IPEX's platform, communications services providers gain immediate targeted access to and a link with multiple customers and suppliers. This replaces the lengthy, costly and highly negotiated process of searching for and interconnecting to other communications services providers on a one-to-one basis and managing each interconnection on an ongoing basis.

The global communications services market is highly competitive. The Company competes with other wholesale telecommunications carriers worldwide. Many of these carriers have more resources, longer operating histories and more established positions in the telecommunications marketplace. The Company also competes with smaller companies, including those that may be specialists in just one or two routes. The Company additionally competes against its customers' ability to carry traffic themselves, whereby either retail carriers develop their own international networks or interconnect with one another and exchange international traffic by "meeting" in a major telecommunications hub. The Company competes principally on quality of service and price.

As reflected in IPEX’s September 30, 2005 Form 10-Q, sales for the nine months ended September 30, 2005 rose to $8,346,775 as compared to sales of $4,387,882 from the prior year's nine months ended September 30, 2004. Trading revenues represent fees generated from minutes purchased through IPEX’s VoIP exchange platform. Revenues from VoIP activities are recognized in the period minutes are delivered through the telecom exchange platform. In the past, due to prior working capital constraints, IPEX could only maintain selling to customers on a weekly net 5 basis (“Tier 3 carriers”). The additional working capital provided by the private placement completed in March 2005 allowed IPEX to extend credit to customers under net 15 terms (“Tier 2 carriers”) and customers on net 30 terms (“Tier 1 carriers”) therefore increasing the number of overall customers.

IPEX’s cost of sales as a percentage of sales for the quarter ended September 30, 2005 remained relatively constant at 96% compared to 96% for the quarter ended September 30, 2004. Net loss for the three months ended September 30, 2005 and 2004 was $338,000 and $150,000, respectively. The increase in IPEX’s net loss for the three months ended September 30, 2005 is primarily due to increased salaries and wages related to management personnel.

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

	Fiscal 2006		Fiscal 2005		Fiscal 2004
Fiscal Quarter	High	Low	High	Low	High	Low

First Quarter Ended March 31	$4.70	$2.27	$7.33*	$4.18*	$0.51*	$0.35*
Second Quarter Ended June 30	---	---	$6.23	$3.20	$2.97*	$0.30*
Third Quarter Ended September 30	---	---	$3.90	$2.90	$4.92*	$1.07*
Fourth Quarter Ended December 31	---	---	$4.64	$3.21	$4.25*	$3.07*

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

On February 25, 2005, the Company purchased all of the issued and outstanding capital stock of Surgicount Medical, Inc. in exchange for $340,000 in cash and 600,000 shares (post 3:1 forward split effective April 5, 2005) of common stock issued equally to Brian Stewart and Dr. William Stewart, the former owners of Surgicount Medical, Inc. In addition, in the event that prior to the fifth anniversary of the closing of the acquisition the cumulative gross revenues of Surgicount exceed $500,000, Brian Stewart and Dr. William Stewart are entitled to receive an additional 50,000 shares of common stock (for a total of 650,000 shares of common stock). In the event that prior to the fifth anniversary of the closing of the acquisition the cumulative gross revenues of Surgicount exceed $1,000,000, Brian Stewart and Dr. William Stewart will be entitled to receive an additional 50,000 shares of common stock (for a total of 700,000 shares of common stock). The assets acquired in connection with the Surgicount acquisition consist primarily of intellectual property rights, including one U.S. patent and one European patent, relating to Surgicount's Safety-Sponge™ System. The foregoing issuances were made in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On October 18, 2004, the Company entered into a consulting agreement with Aegis Securities Corp. (the “Aegis Agreement”). Under the Aegis Agreement, the Company retained Aegis Securities Corp. to advise the Company in connection with the Company’s acquisition of Surgicount Medical, Inc. The Company issued 150,000 warrants, valued at $536,578, to Aegis Securities Corp. The services provided by Aegis Securities Corp. included an evaluation of and oversight over completion of the transaction. The value of the warrants, along with the purchase price and direct costs incurred as a result of the transaction, were capitalized. The Aegis Warrants have an exercise price of $5.267 per share and expire on March 30, 2010. These securities will be issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On March 30, 2005, the Company issued 27,000 warrants to purchase shares of common stock at $5.27 per share to a consultant. The warrants are immediately exercisable and have a five-year life. The warrants were valued at $96,585 and expensed at the time of issuance. These securities will be issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On April 4, 2005, the Company entered into a consulting agreement with Crescent Communications (the “Crescent Agreement”). The Company retained Crescent Communications to provide investor communications services. The Company agreed to pay Crescent Communications $8,000 per month for Crescent Communications’ services under the Crescent Agreement for a minimum term of six months. In addition to the $8,000 per month, the Company agreed to issue Crescent Communications or its nominee warrants to purchase 100,000 shares of the Company’s common stock (the “Crescent Warrants”) valued at $397,340, of which $264,893 was expensed during 2005. The Crescent Warrants have an exercise price of $5.85 per share and expire on April 1, 2010. These securities will be issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

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

On September 15, 2005, the Company issued 12,500 warrants to purchase shares of common stock at $3.55 per share to a consultant. The warrants are immediately exercisable and have a three-year life. The warrants were valued at $24,600, of which $17,302 was expensed during 2005. These securities will be issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On October 12, 2005, the Company issued 25,000 warrants to purchase shares of common stock at $3.26 per share to a consultant. The warrants are immediately exercisable and have a three-year life. The warrants were valued at $45,180, of which $11,295 was expensed during 2005. These securities will be issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. These securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

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

BALANCE SHEET DATA
as of December 31,	2005	2004	2003	2002	2001

Total assets	$16,033,865	$6,934,243	$3,258,032	$4,632,338	$4,098,866

Liabilities	$6,659,923	$3,367,974	$1,233,894	$1,364,798	$1,177,121

Net assets	$9,120,950	$3,566,269	$2,024,138	$3,267,540	$2,921,745

Shares outstanding	5,672,445	4,670,703	3,060,300	3,148,800	3,224,100

OPERATING DATA
for the year ended December 31,	2005	2004	2003	2002	2001

Revenues from related parties	$562,374	$—	$180,000	$450,000	$120,000

Interest, dividend income and other, net	$42,476	$11,056	$3,159	$5,081	$72,697

Operating expenses	$8,493,493	$2,923,983	$1,236,623	$1,950,049	$1,567,394

Realized gains on investments, net	$2,014,369	$1,591,156	$430,883	$237,327	$522,131

Unrealized gains (losses) on marketable securities, net	$32,335	$(1,054,702)	$(475,605)	$1,663,304	$(1,553,756)

Net gain (loss) attributable to common shareholders	$(5,983,223)	$(2,485,407)	$(1,217,741)	$255,110	$(2,533,460)

Basic and diluted net income (loss) per common share	$(1.11)	$(0.75)	$(0.39)	$0.08	$(0.78)

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

In August 2005, we entered into an agreement with the financial institution IXIS Derivatives Inc. (“IXIS”). The agreement states the terms of the financial contracts that we have entered into with IXIS to borrow against securities. We have relied upon the proceeds from such borrowings with IXIS to cover a portion of our working capital needs. The financial contracts, which extend for 53 weeks, are subject to a premium of up to 6% of the amount of the borrowings which is amortized on a straight line basis over the term of the financial contracts. To the extent the financial contracts are terminated early, we do not incur a premium for the amount of time that the financial contracts are terminated. The agreement also provides that in addition to the securities held by IXIS, we pledge a total of 25% of the value of the securities in cash. The pledged cash is reduced daily by the amount of the earned premium and protects IXIS from decreases in the market value of the securities. Any decrease in the market value of the pledged securities in excess of 5% over the securities notional value requires us to fund additional monies, such that 25% of the initial borrowing, as adjusted by the earned premium, is covered. If we fail to fund additional monies, IXIS has the right to liquidate the pledged securities. In the event the proceeds from liquidation are insufficient to cover the amount of the borrowings, IXIS’ sole recourse is against the pledged cash. During December 2005, we received proceeds from our stock appreciation rights in our holding in Excelsior for $847,072, these proceeds provided us with a sufficient level of cash to terminate the financial contracts with IXIS prior to year-end. During January 2006, we entered into a new financial contract with IXIS to borrow against securities.

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

As of December 31, 2005, AGB Acquisition Fund had loaned an aggregate of approximately $1,117,000 to ASG. The loans were advanced to ASG to pay for the land and constructions costs of ASG’s first car wash facility, pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "ASG Note"). The ASG Note bears interest at the rate of 3% above the Prime Rate as published in the Wall Street Journal (7.25% at December 31, 2005). All unpaid principal, interest and charges under the ASG Note are due in full on July 31, 2010. The ASG Note is collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and AGB Acquisition Fund.

From January 11, 2006 through March 6, 2006 AGB Acquisition Fund loaned us a total $442,750 to cover a portion of our operating expenses, of which $340,750 was repaid on February 8, 2006. As consideration for the outstanding balance of $102,000, we issued AGB Acquisition Fund secured promissory notes in the principal amount of $102,000 (the “Notes”), and entered into a security agreement granting AGB Acquisition Fund a security interest our personal property and fixtures, inventory, products and proceeds as security for our obligations under the Notes. The Notes accrue interest at the rate of 7% per annum, which together with principal are due to be repaid sixty days from the dates the notes were issued and will begin to expire on April 24, 2006. At our option, payments of principal and interest may be paid by exchange of any securities owned by us valued on the day before the maturity date of the Note.

On February 8, 2006, AGB Acquisition Fund loaned $686,945 to ASG to purchase land for an additional car wash facility. As consideration for the loan, ASG issued AGB Acquisition Fund a secured promissory note in the principal amount of $686,945 (the “Note”) and granted a real estate mortgage in favor of AGB Acquisition Fund relating to certain real property located in Jefferson County, Alabama (the “Property”). The Note bears interest at the rate of 10% per annum and is due on April 10, 2006, or within 30 days thereafter. AGB Acquisition Fund received warrants to purchase 20,608 shares of our common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. We allocated approximately $44,000 as the estimated value of the warrants. As security for the performance of ASG’s obligations pursuant to the Note, ASG granted AGB Acquisition Fund a security interest in all personal property and fixtures located at the Property.

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

Changes in operating assets and liabilities produced cash of $2,181,040 for the year ended December 31, 2005, principally due to net proceeds received from marketable securities, and increases in the level of accounts payable and accrued liabilities and amounts due to broker which were partially offset by increases in our receivables from investments. The amount due to our broker is directly attributable to purchases of marketable investment securities that were purchased on margin or to securities that were margined subsequent to their purchase. During the year ended December 31, 2005, the Company invested its cash balances in the public equity and debt markets in an attempt to maximize the short-term return on such assets. The amount due to our broker varied throughout the year depending upon the aggregate amount of marketable investment securities held by us. The actual amount of marketable investment securities held was influenced by several factors, including but not limited to, our expectations of potential returns available from what we considered to be mispriced securities as well as the cash needs of our operating activities. During times when we were heavily invested in marketable investment securities our liquidity position was significantly reduced. To the extent we have a need for an excess cash balance to meet our financial obligations the amount of securities purchased on margin will either decrease or disappear altogether. However, if we are in a position where we have excess cash with no immediate need for liquidity, and we believe opportunities exist to maximize the short-term return on such assets then we may purchase marketable securities on margin. Receivables from investments experienced a significant increase which was primarily due to a receivable in the amount of approximately $900,000 recorded as a result of the sale of our stock appreciation rights in Excelsior. During 2005 we recognized a gain of $1,747,072 from these stock appreciation rights, of which $900,000 was received during February 2006. For the year ended December 31, 2004, changes in operating assets and liabilities produced cash of $483,193 primarily due to an increase in the level of accounts payable and accrued expenses and amounts due broker which were partially offset by increases in accounts receivable.

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

IPEX operates a Voice over Internet Protocol ("VoIP") routing platform that directs telecommunication traffic. VoIP permits a user to send voice, fax and other information over the Internet, rather than through a regular telephone network system based on switches. IPEX’s VoIP network directs long distance telecommunication traffic globally. Customers and suppliers, consisting primarily of communications service providers, gain access to IPEX’s international routes via the Internet from virtually anywhere in the world. We believe that using VoIP technology, voice, fax and other information can be sent over the Internet far more economically than through a traditional fixed-line telephone network. IPEX’s platforms route international traffic based on cost, quality and availability. IPEX’s revenues are derived by selling its telecommunications routes to customers worldwide. We believe that, through IPEX’s VoIP platform, customers and suppliers have access to routes and related information. The cost of operating IPEX’s business is almost entirely software based which does not require maintenance or technicians. As a result, we believe the costs are low and the scalability is very high, allowing IPEX to compete with non-VoIP telecommunications carriers on a much lower cost structure.

The communications industry is characterized by changes driven by deregulation in telecommunications markets around the world, an increase in and shift of minutes to wireless and the acceptance of VoIP as an alternative to wireline phone service. VoIP has been used as a low-cost solution to provide wholesale call completion, or termination, to telecommunications services providers. We believe that the low cost of launching a telecommunications business with VoIP, coupled with deregulation in telecommunications markets, has driven fragmentation of communications services markets. VoIP is now being used as a way to provide local and long-distance phone service to consumers and enterprises. We believe that cable companies and VoIP service providers are driving current consumer adoption of VoIP and are expected to capture a significant share of the overall voice market. These factors have enabled the emergence of many new communications service providers in dozens of local markets. IPEX believes that national carriers are focusing their capital spending on services such as fixed-line, wireless, and cable. Consequently, communications service providers are looking for ways to expand their ability to serve all of their customers' telecommunication needs, while simultaneously reducing the cost of providing international services. Increasingly, the world's carriers are seeking to outsource international voice traffic to efficient VoIP companies to improve a carrier's competitiveness and bottom line.

Traditional voice communication networks use circuit-switching technology, which establishes dedicated channels between an originating and terminating point for the duration of a call. Physical facilities are dedicated to voice traffic between switching nodes, regardless of changes in demand. In contrast, VoIP is based on packet-switching technology. This technology completes a call by digitizing and dividing a speaker's voice into small packets that travel to their destination through networks carrying packets of other Internet traffic, in much the same way as email travels. We believe that using a network of service facilities connected to the Internet for transport is less costly than building a dedicated network as calls share the Internet with other traffic.

Traditional international long distance calls are completed through international toll switches that provide access to a terminating network. These networks are often owned by government bodies or telecommunications carriers that charge settlement rates (or tariffs) well in excess of costs. Although these fees are being reduced in many countries as industry deregulation continues, the charges remain significant. Calls routed over the Internet bypass these toll switches, avoiding a significant portion of these fees, which we believe further lowers the cost of completing calls.

In contrast to the closed, proprietary structure inherent in a traditional circuit-switched voice network, VoIP embraces an open architecture and open standards, which we believe facilitates innovation at lower cost. Traditional voice networks are designed specifically to provide one basic service, which we believe makes it difficult and costly to introduce new services over those networks and their proprietary platforms. As data networks convert services into data packets, this allows the exchange of new types of data such as fax, video, IP-television, etc.

IPEX’s software platform provides benefits to customers and suppliers. By routing and clearing voice calls through the platform, buyers and sellers can access multiple buyers and sellers, increase network utilization, achieve better pricing and improve profitability and cash flow by reducing the number of interconnections and reducing selling, legal, billing and collection expenses. By establishing a single interconnection to IPEX's platform, communications services providers gain immediate targeted access to and a link with multiple customers and suppliers. This replaces the lengthy, costly and highly negotiated process of searching for and interconnecting to other communications services providers on a one-to-one basis and managing each interconnection on an ongoing basis.

The global communications services market is highly competitive. The Company competes with other wholesale telecommunications carriers worldwide. Many of these carriers have more resources, longer operating histories and more established positions in the telecommunications marketplace. The Company also competes with smaller companies, including those that may be specialists in just one or two routes. The Company additionally competes against its customers' ability to carry traffic themselves, whereby either retail carriers develop their own international networks or interconnect with one another and exchange international traffic by "meeting" in a major telecommunications hub. The Company competes principally on quality of service and price.

As reflected in IPEX’s September 30, 2005 Form 10-Q, sales for the nine months ended September 30, 2005 rose to $8,346,775 as compared to sales of $4,387,882 from the prior year's nine months ended September 30, 2004. Trading revenues represent fees generated from minutes purchased through IPEX’s VoIP exchange platform. Revenues from VoIP activities are recognized in the period minutes are delivered through the telecom exchange platform. In the past, due to prior working capital constraints, IPEX could only maintain selling to customers on a weekly net 5 basis (“Tier 3 carriers”). The additional working capital provided by the private placement completed in March 2005 allowed IPEX to extend credit to customers under net 15 terms (“Tier 2 carriers”) and customers on net 30 terms (“Tier 1 carriers”) therefore increasing the number of overall customers.

IPEX’s cost of sales as a percentage of sales for the quarter ended September 30, 2005 remained relatively constant at 96% compared to 96% for the quarter ended September 30, 2004. Net loss for the three months ended September 30, 2005 and 2004 was $338,000 and $150,000, respectively. The increase in IPEX’s net loss for the three months ended September 30, 2005 is primarily due to increased salaries and wages related to management personnel.

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

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2005:

Contractual obligations	Payments Due by Period
		Less than
	Total	1 year	1-3 years	3-5 years

Operating lease obligations	$605,622	$131,258	$347,253	$127,111
Note Payable to Bodnar Capital Management, LLC	1,000,000	1,000,000	—	—
Note Payable to Winstar (1)	796,554	796,554	—	—
Note Payable to Ault Glazer Bodnar Acq. Fund, LLC,	1,116,838	—	—	1,116,838
Employment Agreements	1,658,333	600,000	908,333	150,000
Clinical Trial Research Grant	322,885	322,885	—	—

Total	$5,500,232	$2,850,697	$1,255,586	$1,393,949

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

Item 8. Financial Statements and Supplementary Data.

PATIENT SAFETY TECHNOLOGIES, INC.
INDEX TO FINANCIAL STATEMENTS

Report of Rothstein, Kass & Company, P.C	63

Report of Ernst & Young LLP	64

Consolidated Balance Sheets as of
December 31, 2005 and 2004	65

Consolidated Statements of Operations and Comprehensive loss
for the years ended December 31, 2005, 2004 and 2003	66

Consolidated Statements of Cash Flows for the years
ended December 31, 2005, 2004 and 2003	67 - 68

Consolidated Statements of Stockholders’Equity for the years
ended December 31, 2005, 2004 and 2003	69

Notes to Financial Statements	70 - 94

The schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and, therefore, have been omitted

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Patient Safety Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Patient Safety Technologies, Inc. (formerly known as Franklin Capital Corporation) and Subsidiaries (collectively the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Pursuant to the Company's Amended and Restated Certificate of Incorporation and its ByLaws, the number of directors constituting the Board shall be fixed from time to time by resolution passed by a majority of the Board. The number of directors on the Board is currently fixed at five. The holders of the Series A Preferred Stock, voting separately as one class, shall have the right to elect two directors at all times during which the Series A Preferred Stock is outstanding (the “Series A Directors”). Directors are elected by class for a staggered term of three years for each class, with the term of office of one class of directors expiring each year. Directors serve until their successors are elected and qualified. No current disagreement exists between the Company and any of the current members of the Board regarding the operations, policies or practices of the Company.

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

Series A Preferred Stock Directors

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year				Long-Term Compensation
		Annual Compensation			Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($) (3)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen- sation ($)
Louis Glazer, M.D., Ph.G.,	2005	120,000	750	2,582	92,640 (4)	90,000	---	---
Chief Executive Officer	2004	---	---	---	---	---	---	---
(1)	2003	---	---	---	---	---	---	---

Milton “Todd” Ault III,	2005	150,000	750	748	92,640 (5)	90,000	---	---
Former Chief Executive	2004	---	---	---	---	---	---	$500 (2)
Officer	2003	---	---	---	---	---	---	---

Lynne Silverstein,	2005	120,000	---	591	46,320 (6)	45,000	---	---
President and Secretary	2004	---	---	---	---	---	---	---
	2003	---	---	---	---	---	---	---

William B. Horne,	2005	75,000	750	368	94,333 (7)	78,000	---	---
Chief Financial Officer	2004	---	---	---	---	---	---	---
	2003	---	---	---	---	---	---	---

Richard Bertran,	2005	92,500	750	433	36,000 (8)	200,000	---	---
President of	2004	---	---	---	---	---	---	---
Surgicount Medical, Inc.	2003	---	---	---	---	---	---	---

James Schafer,	2005	39,807	750	361	50,000 (9)	125,000	---	---
Chief Operating Officer	2004	---	---	---	---	---	---	---
of Surgicount Medical,	2003	---	---	---	---	---	---	---
Inc.

(1)	Dr. Glazer was appointed Chief Executive Officer on January 7, 2006.
(2)	Amount represents compensation for attendance at a meeting of the Board of Directors.
(3)	Amount represents long term disability premiums and Life Insurance premiums paid by the Company.
(4)	Amount represents 24,000 shares issued for services and valued at $3.86 per share.
(5)	Amount represents 24,000 shares issued for services and valued at $3.86 per share.
(6)	Amount represents 12,000 shares issued for services and valued at $3.86 per share.
(7)	Amount represents 26,284 shares issued for services and valued at $3.59 per share.
(8)	Amount represents 10,000 shares issued for services and valued at $3.60 per share.
(9)	Amount represents 15,244 shares issued for services and valued at $3.28 per share.

OPTIONS GRANT TABLE

The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2005. The Company did not have any outstanding stock appreciation rights (“SARs”) as of December 31, 2005.

Option/SAR Grants in Last Fiscal Year
Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term		Alternative to (f) and (g): Grant Date Value
(a) Name	(b) Number of Securities Underlying Options/ SARs Granted (#)	(c) % of Total Options/ SARs Granted to Employees in Fiscal Year	(d) Exercise or Base Price ($/Sh)	(e) Expiration Date	(f) 5% ($)	(g) 10% ($)	(h) Grant Date Present Value ($) (1)
Louis Glazer, M.C., Ph.G.	90,000	100%	$5.267	3/30/2015	---	---	$262,768
Milton “Todd” Ault, III	90,000	100%	$5.267	3/30/2015	---	---	$262,768
Lynne Silverstein	45,000	100%	$5.267	3/30/2015	---	---	$131,384
William B. Horne	78,000	100%	$5.267	3/30/2015	---	---	$227,732
Richard Bertran	200,000	100%	$5.000	7/18/2015	---	---	$343,195
James Schafer	125,000	100%	$5.000	8/08/2015	---	---	$186,324

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

Name (a)	Shares acquired on exercise (#) (b)	Value realized ($) (c)	Number of securities underlying unexercised options/SARs at FY-end (#) Exercisable/ Unexercisable (d)	Value of unexercised in-the-money options/SARs at FY-end ($) Exercisable/ Unexercisable (e)
Louis Glazer, M.D., Ph.G.	---	---	36,000 / 54,000	--- / ---
Milton “Todd” Ault, III	---	---	36,000 / 54,000	--- / ---
Lynne Silverstein	---	---	18,000 / 27,000	--- / ---
William B. Horne	---	---	19,500 / 58,500	--- / ---
Richard Bertran	---	---	--- / 200,000	--- / ---
James Schafer	---	---	--- / 125,000	--- / ---

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
(8)
Consists of: (a) 42,500 shares of common stock; and (b) 15,000 shares of common stock issuable upon exercise of stock options with an exercise price of $4.30 per share that expire on January 25, 2016; and (c) warrants to purchase 18,750 shares of common stock.

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
10.4
Employment Agreement entered into as of June 13, 2005 by and between Patient Safety Technologies, Inc. and William B. Horne (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2005)

10.5
Employment Agreement dated October 31, 2005 between Surgicount Medical, Inc., Patient Safety Technologies, Inc. and Richard Bertran (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2005)

10.6
Employment Agreement dated November 2, 2005 by and between Surgicount Medical, Inc., Patient Safety Technologies, Inc. and James Schafer (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2005)

10.7
Amended Employment Agreement entered into as of January 30, 2006 between Automotive Services Group, LLC and D.W. Grimsley, Jr. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006)

10.8
Registration Rights Agreement dated as of February 3, 2005 by and among Franklin Capital Corporation (n/k/a Patient Safety Technologies, Inc.), Brian Stewart and Dr. William Stewart (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2005)

10.9
Amendment to Subscription Agreement dated March 2, 2005 by and among Franklin Capital Corporation (n/k/a Patient Safety Technologies, Inc.) and the persons and entities listed on Exhibit A attached thereto (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 30, 2005)

10.10
Consulting Agreement entered into as of April 5, 2005 by and between Health West Marketing Incorporated and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2005)

10.11
Security Agreement dated April 7, 2005 in favor of Bodnar Capital Management, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2005)

10.12
Subscription Agreement dated April 22, 2005 between Patient Safety Technologies, Inc. and James Colen (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2005)

10.13
Consulting Agreement among Wolfgang Grabher and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.14
Agreement between Patient Safety Technologies, Inc. and IPEX, Inc. dated July 7, 2005 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 7, 2005)

10.15
Supply Agreement entered into August 17, 2005 by and between Patient Safety Technologies, Inc. and A Plus International, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005)

10.16
Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2005)

10.17
Amendment No. 1 dated December 28, 2005 to the Stock Purchase Agreement dated as of December 29, 2004 among Franklin Capital Corporation and the shareholders of Digicorp set forth on the signature pages thereto (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2006)

10.18
Assignment Agreement made as of December 28, 2005 by and among Patient Safety Technologies, Inc., Alan Morelli and Digicorp (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2006)

10.19
Escrow Agreement made as of December 28, 2005 by and among Patient Safety Technologies, Inc., Alan Morelli, the shareholders of Digicorp set forth in Schedule A thereto and Sichenzia Ross Friedman Ference LLP (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2006)

10.20
Security Agreement by and between Glazer Family Partnership LP and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006)

10.21
Security Agreement by and between Ault Glazer Bodnar Acquisition Fund and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

10.22
Real Estate Mortgage dated January 12, 2006 in favor of Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

10.23
Continuing Guaranty dated January 12, 2006 of Patient Safety Technologies in connection with the $1,000,000 Promissory Note issued January 12, 2006 by Automotive Services Group, LLC to Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006)

10.24
Security Agreement by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2006)

10.25
Security Agreement dated January 26, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006)

10.26
Security Agreement dated January 27, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2006)

10.27
Security Agreement dated February 1, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

10.28
Security Agreement dated February 2, 2006 by and between Ault Glazer Bodnar & Company, Inc. and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2006)

10.29
Real Estate Mortgage executed as of February 8, 2006 by Automotive Services Group, LLC in favor of Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006)

10.30
Security Agreement dated February 23, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2006)

10.31
Security Agreement dated February 28, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2006)

10.32
Security Agreement dated March 6, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2006)

10.33
Special Expiration Price Options Master Agreement entered into as of July 19, 2005 between IXIS Derivatives Inc. and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006)

14.1
Code of Business Conduct and Ethics (Incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 2, 2005)

16.1
Letter from Ernst & Young LLP to the SEC dated August 30, 2005 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2005)

21.1
Subsidiaries of the Company (Incorporated by reference to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on April 17, 2006)

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
____________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

Date: June 1, 2007	By: /s/ William B. Horne
William B. Horne
Chief Executive and Chief Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold Spangler. Arnold Spangler.	Chairman of the Board	June 1, 2007

/s/ William B. Horne William B. Horne	Chief Executive, Chief Financial Officer and Principal Accounting Officer and Director	June 1, 2007

/s/ David Augustine David Augustine	Director	June 1, 2007

_________________________________ Herbert Langsam	Director

/s/ Louis Glazer, M.D., Ph.G Louis Glazer, M.D., Ph.G	Director	June 1, 2007

_________________________________ Wayne Lin	Director