Form 10-Q
period 2007-06-30
Patient Safety Technologies, Inc
filed 2007-08-20
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

There were 10,643,686 shares of the registrant's common stock outstanding as of August 17, 2007.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS

Cash	$173,225	$3,775
Restricted cash	228,059	—
Accounts receivable	216,859	65,933
Inventories	28,955	42,825
Prepaid expenses	271,068	78,834
Assets held for sale, net	1,696,945
Other current assets	13,420	13,125

TOTAL CURRENT ASSETS	2,628,531	204,492

Restricted certificate of deposit	87,500	87,500
Notes receivable	153,668	153,668
Property and equipment, net	457,882	328,202
Assets held for sale, net	—	3,189,674
Goodwill	1,762,527	1,687,527
Patents, net	3,926,379	4,088,850
Long-term investments	1,430,564	1,441,533

TOTAL ASSETS	$10,447,051	$11,181,446

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable, current portion - net	$2,061,928	$3,517,149
Accounts payable	763,843	1,295,849
Accrued liabilities	433,845	824,466

TOTAL CURRENT LIABILITIES	3,259,616	5,637,464

Notes payable, less current portion - net	2,530,558	2,527,562
Deferred tax liabilities	1,414,576	1,473,066

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1.00 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding
at June 30, 2007 and December 31, 2006
(Liquidation preference of $1,229,138 at June 30, 2007 and $1,190,813 at
December 31, 2006)	10,950	10,950
Common stock, $0.33 par value: 25,000,000 shares authorized;
10,598,686 shares issued and outstanding as of June 30, 2007; 7,489,026
shares issued and 6,874,889 shares outstanding at December 31, 2006	3,497,566	2,471,379
Additional paid-in capital	32,437,230	29,654,341
Accumulated deficit	(32,703,445)	(29,483,910)

	3,242,301	2,652,760

Less: 614,137 shares of treasury stock, at cost, at December 31, 2006	—	(1,109,406)

TOTAL STOCKHOLDERS' EQUITY	3,242,301	1,543,354

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,447,051	$11,181,446

The accompanying notes are an integral part of these consolidated interim financial statements

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES	$313,461	$48,882	$620,619	$103,875

OPERATING EXPENSES
Cost of sales	187,460	—	401,670	—
Salaries and employee benefits	792,783	500,947	1,291,063	2,886,197
Professional fees	166,532	515,714	470,005	1,128,021
Rent	7,788	30,775	46,370	64,062
Insurance	57,760	45,577	100,532	72,936
Taxes other than income taxes	37,743	22,424	64,901	53,669
Amortization of patents	81,236	81,236	162,471	162,471
General and administrative	391,438	338,316	595,120	562,254

Total operating expenses	1,722,740	1,534,989	3,132,132	4,929,610

Operating loss	(1,409,279)	(1,486,107)	(2,511,513)	(4,825,735)

OTHER INCOME (EXPENSES)
Interest, dividend income and other	—	15	4,287	1,109
Realized gain (loss) on investments, net	22,349	86,109	22,349	(50,153)
Interest expense	(340,355)	(955,514)	(607,939)	(990,197)
Unrealized gain (loss) on marketable securities, net	—	(32,332)	—	44,583

Loss from continuing operations before income taxes	(1,727,240)	(2,387,829)	(3,092,771)	(5,820,393)

Income tax benefit	29,245	29,245	58,490	58,489

Loss from continuing operations	(1,697,995)	(2,358,584)	(3,034,281)	(5,761,904)

Loss from discontinued operations	(58,162)	(559,149)	(146,929)	(729,361)

Net loss	(1,756,157)	(2,917,733)	(3,181,210)	(6,491,265)

Preferred dividends	(19,162)	(19,162)	(38,325)	(38,325)

Loss available to common shareholders	$(1,775,319)	$(2,936,895)	$(3,219,535)	$(6,529,590)

Basic and diluted net loss per common share
Continuing operations	$(0.17)	$(0.38)	$(0.34)	$(0.94)
Discontinued operations	$(0.01)	$(0.09)	$(0.02)	$(0.12)

Net loss	$(0.18)	$(0.47)	$(0.36)	$(1.06)

Weighted average common shares outstanding - basic and diluted	10,057,303	6,266,890	8,929,707	6,135,725

Comprehensive loss:
Net loss	$(1,756,157)	$(2,917,733)	$(3,181,210)	$(6,491,265)
Other comprehensive (loss) gain, unrealized gain (loss) on available-for-sale investmentsavailable-for-sale investments	—	(1,486,728)	—	(2,232,443)

Total comprehensive loss	$(1,756,157)	$(4,404,461)	$(3,181,210)	$(8,723,708)

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(3,181,210)	$(6,491,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74,069	27,334
Amortization of patents	162,471	162,471
Non-cash interest	407,920	1,047,276
Goodwill impairment	—	357,008
Realized (gain) loss on investments, net	(51,483)	50,153
Unrealized gain on marketable securities	—	(44,583)
Stock-based compensation to employees and directors	635,849	2,124,768
Stock-based compensation to consultants	57,249	548,787
Income tax benefit	(58,490)	(58,489)
Changes in operating assets and liabilities:

Accounts receivable	(150,926)	901,428
Marketable securities, net	—	796,050
Inventories	13,870	15,000
Prepaid expenses	307,766	(6,915)
Other current assets	(295)	(16,178)
Assets held for sale, net	21,818	—
Accounts payable	(532,006)	268,816
Accrued liabilities	116,855
Due to broker	—	(660,200)

Net cash used in operating activities	(2,176,543)	(978,539)

Cash flows from investing activities:
Purchase of property and equipment	(223,955)	(2,277,804)
Proceeds from sale of property and equipment	42,600
Proceeds from sale of assets held for sale, net	1,500,000	138,909

Net cash provided by (used in) investing activities	1,318,645	(2,138,895)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	3,051,100	—
Proceeds from notes payable	10,000	4,832,857
Payments and decrease on notes payable	(1,805,693)	(1,784,943)
Restricted cash	(228,059)	—

Net cash provided by financing activities	1,027,348	3,047,914

Net increase (decrease) in cash	169,450	(69,520)

Cash at beginning of period	3,775	79,373

Cash at end of period	$173,225	$9,853

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For The Six Months Ended June 30,
	2007	2006

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$189,127	$96,458

Supplemental schedule of non cash investing and financing activities:
Dividends accrued	$38,325	$37,375
Issuance of common stock in connection with prepaid asset	$—	$50,000
Issuance of common stock in connection with contingent payment with Surgicount acquisition	$75,000	$—
Issuance of common stock in payment of notes payable and accrued interest	$579,801	$—
Payment of accrued liability with long-term investments	$10,969	$—
Reclassification of accrued interest to notes payable, less current portion - net	$348,614	$—

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited
June 30, 2007

1. DESCRIPTION OF BUSINESS

Patient Safety Technologies, Inc. ("PST" or the "Company") is a Delaware corporation. Until March 31, 2005, the Company was a Business Development Company (“BDC”) under the Investment Company Act of 1940, as amended. On March 30, 2005, stockholder approval was obtained to withdraw the Company’s election to be treated as a BDC and on March 31, 2005, the Company filed an election to withdraw its election with the Securities and Exchange Commission (“SEC”). The Company’s principal operations are conducted at its wholly-owned operating subsidiary, SurgiCount Medical, Inc. (“SurgiCount”), a California corporation.

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

Until June 29, 2007, the Company also operated a car wash through Automotive Services Group, Inc. (“Automotive Services Group”), which held the Company’s investment in Automotive Services Group, LLC (“ASG”), its wholly-owned subsidiary. As discussed in Note 4, during the fourth quarter of 2006 the Company began marketing the assets held in ASG for sale and on June 29, 2007, the sale of ASG’s one operating car wash was completed. In addition, the Company holds various other unrelated investments including investments in real estate and in a financial services company, which it is in the process of liquidating as part of a strategic plan adopted during 2006 to dispose of all of the Company’s non patient safety related assets.

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2007, the Company has an accumulated deficit of approximately $32.7 million and a working capital deficit of approximately $631,000. For the six months ended June 30, 2007, the Company incurred a loss of approximately $3.2 million and has utilized approximately $2.2 million in cash in its operations. Further, as of June 30, 2007, the Company has only generated minimal revenues from its medical products and healthcare solutions segments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has relied on liquidating investments and short-term debt financings to fund a large portion of its operations. In order to ensure the continued viability of the Company, equity financing and profitable operations must be obtained in order to repay the existing short-term debt and to provide a sufficient source of operating capital. Although the Company has received equity financing during the six months ended June 30, 2007, the Company is currently seeking additional financing and believes that it will be successful. However, no assurances can be made that it will be successful obtaining a sufficient amount of equity financing to continue to fund its operations or that the Company will achieve profitable operations and positive cash flow from its medical products segment. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited financial statements. The consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Results of the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. All intercompany transactions have been eliminated in consolidation.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

Revenue Recognition

The Company complies with SEC Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, amended by SAB 104, Revenue Recognition. Consulting service contract revenue is recognized when the service is performed. Consequently, the recognition of such consulting service contract revenue is deferred until each phase of the contract is complete. Revenues generated by the Company’s previously owned automated car wash subsidiary, Automotive Services Group are recognized at the time of service. Revenues from sales of the Safety-SpongeTM System are recorded upon shipment.

Goodwill and Intangible Assets

In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company’s fourth fiscal quarter or more frequently if indicators of impairment exist.  The performance of the test involves a two-step process.  The first step of the impairment test involves comparing the fair value of the Company’s reporting units with each respective reporting unit’s carrying amount, including goodwill.  The fair value of reporting units is generally determined using the income approach.  If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss.  The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.

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

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods in which the Company granted employee stock options have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R). During the three and six months ended June 30, 2007, the Company had stock-based compensation expense of $250,000 and $636,000, respectively, related to issuances to the Company’s employees and directors, included in reported net losses for these periods. The total amount of stock-based compensation for the six months ended June 30, 2007 of $636,000 included expenses related to restricted stock grants valued at $359,000 and stock options valued at $277,000. During the three and six months ended June 30, 2006, the Company had stock-based compensation expense, from issuances to the Company’s employees and directors, included in reported net loss, of $189,000 and $2,125,000. The total amount of stock-based compensation for the six months ended June 30, 2006, of $2,125,000, included restricted stock grants valued at $1,092,000 and stock options valued at $1,033,000.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

During the three and six months ended June 30, 2007, the Company had stock-based compensation expense from issuances of restricted stock and warrants to consultants of the Company of $45,000 and $57,000, respectively. During the three and six months ended June 30, 2006, the Company had stock-based compensation expense, from issuances of restricted stock and warrants to consultants of the Company included in reported net loss of $549,000. Additionally, during the three and six months ended June 30, 2006, the Company issued restricted stock valued at $50,000 for prepaid legal expenses.

A summary of stock option activity for the six months ended June 30, 2007 is presented below:

		Outstanding Options
	Shares Availablefor Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2006	26,026	1,704,000	$4.50	8.73
Restricted Stock Awards	(79,032)
Grants	(125,000)	125,000	$1.66	9.73
Cancellations	339,000	(339,000)	$4.41	8.28

June 30, 2007	160,994	1,490,000	$4.30	8.45	$—

Options exercisable at:
December 31, 2006		832,625	$4.90	8.54	$—
June 30, 2007		719,375	$4.89	8.12	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on June 30, 2007 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. There have not been any options exercised during the six months ended June 30, 2007 or year ended December 31, 2006.

All options that the Company granted during the six months ended June 30, 2007 and 2006 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Six Months ended June30,
	2007	2006
Weighted average risk free interest rate	4.50%	3.75%
Weighted average life (in years)	5.00	3.00
Volatility	98 - 100%	87 - 89%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$1.22	$2.50

As of June 30, 2007, total unrecognized compensation cost related to unvested stock options was $817,000. This cost is expected to be recognized over a weighted average period of 1.44 years.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. FIN 48 was effective for the Company beginning January 1, 2007. In connection with the adoption of FIN 48, no liability for unrecognized income tax benefits was recorded and no interest and penalties related to uncertain tax positions was recognized. The tax years 2003 - 2006 remain open to examination by the major taxing jurisdictions.

4. DISCONTINUED OPERATIONS

As part of a strategic plan to dispose of all the Company’s non-patient safety related assets, during the fourth quarter of 2006, the Company began marketing for sale the assets of ASG, located in Alabama. The Company completed the sale of one operating car wash on June 29, 2007. The assets of ASG met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

The following sets forth the discontinued operations for the six months ended June 30, 2007 and 2006 related to the held for sale assets of Automotive Services Group:

	Six Months Ended June 30,
	2007	2006

Operating revenues	$309,455	$131,616
Operating expenses	262,323	596,215
Depreciation and amortization	21,819	10,423
Interest expense	201,331	254,339
Gain on sale of assets	29,089	—
Loss from discontinued operations	$(146,929)	$(729,361)

The following sets forth the assets that are held for sale that are related to the discontinued operations:

	June 30,	December 31,
	2007	2006
Property and equipment, net	$1,696,945	$3,189,674
Goodwill	—	—
Other assets	—	—
Total assets of discontinued operations	$1,696,945	$3,189,674

On June 29, 2007, ASG completed the sale of its express car wash and underlying real estate in Birmingham, Alabama for $1,500,000, which resulted in a realized gain of $29,000. The purchase of the express car wash and underlying real estate was made by Charles H. Dellaccio and Darrell Grimsley. Mr. Grimsley is the Chairman of the Board and Chief Executive Officer of Automotive Services Group.

5. OTHER CURRENT ASSETS

At June 30, 2007 and December 31, 2006, the Company had other current assets of $13,000 consisting primarily of security deposits.

6. GOODWILL AND PATENTS

The Company’s goodwill relates to its SurgiCount subsidiary. As discussed in Note 10, the Company recorded an additional $75,000 of goodwill as a result of the issuance of 50,000 shares of the Company’s common stock to the SurgiCount founders. Identifiable intangible assets, net, as of June 30, 2007 and December 31, 2006 are composed of patents:

	June 30, 2007	December 31, 2006
Patents	$4,684,576	$4,684,576
Accumulated amortization	(758,197)	(595,726)
	$3,926,379	$4,088,850

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

7. LONG-TERM INVESTMENTS

Long-term investments at June 30, 2007 and December 31, 2006 are comprised of the following:

	June 30, 2007	December 31, 2006
Alacra Corporation	$1,000,000	$1,000,000
Investments in Real Estate	430,563	430,563
Digicorp	—	10,970
	$1,430,563	$1,441,533

Alacra Corporation

At June 30, 2007, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation (“Alacra”), recorded at its cost of $1,000,000, and classified as an available-for-sale investment. The Company has the right, to the extent that Alacra has sufficient available capital, to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends beginning on December 31, 2006. Alacra, based in New York, is a global provider of business and financial information.

Investments in Real Estate

At June 30, 2007, the Company had several real estate investments, recorded at their cost of $430,563. The Company’s real estate investments consist of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee.

8. NOTES PAYABLE

Notes payable at June 30, 2007 and December 31, 2006 are comprised of the following:

	June 30, 2007	December 31, 2006
Note payable to Winstar Radio Networks, LLC (a)	$—	$450,000
Notes payable to Ault Glazer Capital Partners, LLC (b)	2,530,558	2,575,528
Note payable to Steven J. Caspi (c)	—	1,000,000
Note payable to Steven J. Caspi (d)	1,495,281	1,495,281
Notes payable to Herb Langsam (e)	600,000	600,000
Note payable to Charles Kalina III (f)	400,000	400,000
Other notes payable	242,539	598,232
Total notes payable	5,268,378	7,119,041
Less: debt discount on beneficial conversion feature	(675,892)	(1,074,330)
	4,592,486	6,044,711
Less: current portion	(2,061,928)	(3,517,149)
Notes payable - long-term portion	$2,530,558	$2,527,562

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

Aggregate future required principal payments on these notes during the twelve month period subsequent to June 30, 2007 are as follows:

2007	$671,240
2008	2,066,579
2009	—
2010	2,530,558
$5,268,378

(a)
On August 28, 2001, the Company made an investment in Excelsior Radio Networks, Inc. (“Excelsior”) which was completely liquidated during 2005. As part of the purchase price paid by the Company for its investment in Excelsior, the Company issued a $1,000,000 note to Winstar Radio Networks, LLC, a Delaware limited liability company (“Winstar”). This note was due February 28, 2002 with interest at 3.54% per annum but in accordance with the agreement has a right of offset against certain representations and warranties made by Winstar. The Company applied offsets of $215,000 against the principal balance of the note reflected in the accompanying consolidated interim financial statements relating to legal fees attributed to our defense of the lawsuits filed against us. The Company has consistently asserted that the due date of the note is extended until the lawsuit discussed in Note 13 is settled. However, on February 3, 2006, Winstar Global Media, Inc. (“WGM”) filed a lawsuit against the Company in an attempt to collect upon the $1,000,000 note between the Company and Winstar. On September 5, 2006, the Company reached a settlement agreement with WGM whereas the Company agreed to pay Winstar $750,000, pursuant to an agreed upon payment schedule, on or before July 2, 2007. On November 7, 2006, The United States Bankruptcy Court for the District of Delaware, approved the Company’s settlement agreement with WGM. Pursuant to the settlement agreement, the Company made payments of $300,000 during 2006 and the remaining $450,000 during the three months ended March 31, 2007. The Company recorded a gain during 2006 of $191,000 on the elimination of principal and interest in excess of the settlement amount which is included in gain on debt extinguishment in the accompanying statement of operations.

(b)
On February 8, 2006, Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”), a related party, loaned $687,000 to ASG. As consideration for the loan, ASG issued the Fund a secured promissory note in the principal amount of $687,000 (the “ASG Note”) and granted a real estate mortgage in favor of the Fund relating to certain real property located in Jefferson County, Alabama (the “ASG Property”). The ASG Note, as amended, had an interest rate of 10% per annum and was due on September 15, 2006. The Fund received warrants to purchase 20,608 shares of the Company’s common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $44,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. The entire amount of the debt discount was amortized as interest expense. As security for the performance of ASG’s obligations pursuant to the ASG Note, ASG had granted the Fund a security interest in all personal property and fixtures located at the ASG Property. During the six months ended June 30, 2007 and 2006, the Company incurred interest expense, excluding amortization of debt discount, of $28,000 and $27,000, respectively, on the ASG Note.

As of December 31, 2006, the Fund loaned $1,495,000 to ASG in addition to the ASG Note. The loans were advanced to ASG, pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "Real Estate Note"). The Real Estate Note had an interest rate of 3% above the Prime Rate as published in the Wall Street Journal (8.25% at June 30, 2007). All unpaid principal, interest and charges under the Real Estate Note were due in full on July 31, 2010. The Real Estate Note was collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and the Fund. During the six months ended June 30, 2007 and 2006, the Company incurred interest expense of $70,000 and $74,000, respectively, on the Real Estate Note.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

Effective June 1, 2007, the entire unpaid principal and interest under the ASG Note and Real Estate Note were restructured into a new Convertible Secured Promissory Note (the "AG Partners Convertible Note") in the principal amount of $2,530,558 with an effective date of June 1, 2007. The AG Partners Convertible Note bears interest at the rate of 7% per annum and is due on the earlier of December 31, 2010, or the occurrence of an event of default. In the event that the average closing price of the Company’s common stock is in excess of $5.00 per share for thirty (30) consecutive trading days, the Company will have the right to redeem the promissory note in shares or in cash. In the event of redemption in shares, the principal is convertible into shares of the Company’s common stock at a conversion price of $2.50. The promissory note is secured by all of the Company’s assets. Should the Company raise up to $2,000,000 in a new credit facility, including any replacement credit facilities, the Fund is required to subordinate its security interest in favor of the new credit facility. During the six months ended June 30, 2007, the Company incurred interest expense of $14,000 on the AG Partners Convertible Note.

From March 7, 2006 through October 16, 2006, the Fund loaned the Company a total of $524,000, of which $130,000 was repaid during 2006. The loans were advanced to the Company pursuant to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) entered into with the Fund on March 7, 2006. The Revolving Line of Credit allowed the Company to request advances of up to $500,000 from the Fund. Each advance under the Revolving Line of Credit was evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit required repayment with interest at the Prime Rate plus 1% within 60 days from issuance. The outstanding principal balance of $394,000 and accrued interest of $28,000, which was in default, was converted into 337,439 shares of the Company’s common stock at a conversion price of $1.25 per share. During the six months ended June 30, 2007 and 2006, the Company incurred interest expense of $15,000 and $2,000, respectively, on the Revolving Line of Credit.

(c)
On January 12, 2006, Steven J. Caspi loaned $1,000,000 to ASG. As consideration for the loan, ASG issued Mr. Caspi a promissory note in the principal amount of $1,000,000 (the “Caspi Note”) and granted Mr. Caspi a mortgage on certain real estate owned by ASG and a security interest on all personal property and fixtures located on such real estate as security for the obligations under the Caspi Note. In addition, the Company entered into an agreement guaranteeing ASG’s obligations pursuant to the Caspi Note and Mr. Caspi received warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The Company recorded debt discount in the amount of $92,000 based on the estimated fair value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. The entire amount of the debt discount was amortized as interest expense. The Caspi Note initially accrued interest at the rate of 10% per annum, which together with principal, was due to be repaid on July 13, 2006. The Caspi Note was not repaid until June 29, 2007. During the period of time that the Caspi Note was in default interest accrued at the rate of 18% per annum. During the six months ended June 30, 2007 and 2006, the Company incurred interest expense of $89,000 and $46,000, respectively, on the Caspi Note.

(d)
From September 8, 2006 through September 19, 2006, Mr. Caspi loaned the Company a total of $1,495,281, all of which is outstanding at June 30, 2007. As consideration for the loan, the Company issued Mr. Caspi a Convertible Promissory Note in the principal amount of $1,495,281 (the “Second Caspi Note”). The Second Caspi Note bears interest at the rate of 12% per annum and is due upon the earlier of March 31, 2008 or, the occurrence of an event of default. As security for the performance of the Company’s obligations pursuant to the Second Caspi Note, the Company granted Mr. Caspi a security interest in certain real property. Mr. Caspi received warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. During the six months ended June 30, 2007, the Company had incurred interest expense, excluding amortization of debt discount, of $89,000 on the Second Caspi Note. At June 30, 2007 and December 31, 2006 accrued interest on the Second Caspi Note totaled $11,000 and $56,000, respectively.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

The warrant issued to Mr. Caspi in conjunction with the Second Caspi Note will expire after September 8, 2011. The Company recorded debt discount in the amount of $231,000 based on the estimated fair value of the warrants. The debt discount as a result of the beneficial conversion feature of the note and the estimated fair value of the warrants will be amortized as non-cash interest expense over the term of the debt using the effective interest method. During the six months ended June 30, 2007, interest expense of $280,000 has been recorded from the debt discount amortization.

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

On November 13, 2006, Mr. Langsam, loaned the Company an additional $100,000. The loan is documented by a $100,000 Secured Promissory Note (the “Second Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Second Langsam Note accrues interest at the rate of 12% per annum and has a maturity date of May 13, 2007. Mr. Langsam received warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $17,000 as the estimated value of the warrants. The debt discount will be amortized as non-cash interest expense over the term of the debt using the effective interest method. During the six months ended June 30, 2007, interest expense of $12,000 has been recorded from the debt discount amortization. Pursuant to the terms of a Security Agreement dated November 13, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Second Langsam Note.

During the six months ended June 30, 2007 and 2006, the Company incurred interest expense, excluding amortization of debt discount, of $40,000 and $9,000, respectively, on the Langsam Notes. At June 30, 2007 and December 31, 2006 accrued interest on the Langsam Notes totaled $90,000 and $50,000, respectively.

(f)
On July 12, 2006 the Company, executed a Convertible Promissory Note in the principal amount of $250,000 (the “Kalina Note”) and a warrant for the purchase of 85,000 Shares of the Company’s Common Stock (the “Kalina Warrant”) in favor of Charles J. Kalina, III, an existing shareholder of the Company. The Kalina Note accrued interest at the rate of 12% per annum throughout the term of the loan. The principal amount of the Kalina Note and any accrued but unpaid interest was due to be paid on October 10, 2006. Principal and interest on the Kalina Note was convertible into shares of the Company’s common stock at a conversion price of $3.00 per share.

The Kalina Warrant has an exercise price of $ 2.69 per share and will expire on July 11, 2011. The Company recorded debt discount in the amount of $161,000 based on the estimated fair value of the Kalina Warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method.

On November 3, 2006 the balance due under the Kalina Note was added to a new Convertible Promissory Note in the principal amount of $400,000 (the “Second Kalina Note”), pursuant to which the Company received proceeds of approximately $150,000. The Second Kalina Note bears interest at the rate of 12% per annum and is due on January 31, 2008 or, the occurrence of an event of default. Mr. Kalina received warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. During the six months ended June 30, 2007, the Company incurred interest expense, excluding amortization of debt discount of $24,000 on the Second Kalina Note. At June 30, 2007 and December 31, 2006 accrued interest on the Second Kalina Note totaled $10,000.

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

The warrant issued to Mr. Kalina in conjunction with the Second Kalina Note will expire after November 3, 2011. The Company recorded debt discount in the amount of $29,000 based on the estimated fair value of the warrants. The debt discount as a result of the beneficial conversion feature of the note and the estimated fair value of the warrants will be amortized as non-cash interest expense over the term of the debt using the effective interest method. During the six months ended June 30, 2007, interest expense of $46,000 has been recorded from the debt discount amortization.

9. ACCRUED LIABILITIES

Accrued liabilities at June 30, 2007 and December 31, 2006 are comprised of the following:

	June 30, 2007	December 31, 2006
Accrued interest	$177,698	$520,114
Accrued professional fees	—	10,000
Accrued dividends on preferred stock	134,138	95,812
Accrued salaries	83,190	197,495
Other	48,819	1,045
	$443,845	$824,466

10. EQUITY TRANSACTIONS

On January 29, 2007, the Company entered into a subscription agreement with A Plus, pursuant to which the Company sold to A Plus 800,000 shares of its common stock and warrants to purchase an additional 300,000 shares of its common stock. The Company received gross proceeds of $500,000 in cash and will receive $500,000 in product over the course of the next twelve (12) months. The Warrant shall have a term of five (5) years and an exercise price equal to $2.00 per share.

Between January 29, 2007 and June 7, 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company issued and sold to the investors an aggregate of 2,152,000 shares of its common stock and warrants to purchase an additional 1,076,000 shares of its common stock. The warrants are exercisable for a period of three to five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. These issuances resulted in aggregate gross proceeds to the Company of $2,690,000.

Pursuant to the February 2005 Agreement and Plan of Merger and Reorganization (the “Merger”) between the Company and SurgiCount, in the event that prior to the fifth anniversary of the closing of the Merger the cumulative gross revenues of SurgiCount exceed $500,000, the Company is obligated to issue an additional 50,000 shares of the Company’s common stock to certain SurgiCount founders. Should the cumulative gross revenues exceed $1,000,000 during the five-year period ended February 2010, the additional shares would be increased by 50,000, for a total of 100,000 additional shares. During the quarter ended June 30, 2007, cumulative gross revenues of SurgiCount exceeded $500,000 and as such the Company issued 50,000 shares to the SurgiCount founders. The Company recorded $75,000 of goodwill as a result of these issuances.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

11. WARRANTS

During the six months ended June 30, 2007, a total of 1,483,920 warrants, at an exercise price of $2.00 per share were issued primarily in connection with the various subscription agreements entered into by the Company as well as payment for services and accrued interest. The warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 4.50%, five years and 63% - 97%, respectively. Warrants granted during the year ended December 31, 2006 were valued using an expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75% - 4.50%, three to five years and 63% - 88%, respectively. As of June 30, 2007, a total of 4,758,441 warrants, at exercise prices ranging from $1.25 to $6.05 remain outstanding.

12. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007 and year ended December 31, 2006, the Company paid approximately 25% of the base rent on the corporate offices and The Ault Glazer Group, Inc. ("Ault Glazer") paid the remaining base rent based upon their respective usage of the facilities. Together, Milton “Todd” Ault III, our former Chairman and Chief Executive Officer of the Company, and Louis Glazer, a Class I Director of the Company, and Melanie Glazer, the former Manager of our real estate segment, (together, the “Glazers”) own a controlling interest in the outstanding capital stock of Ault Glazer. As of June 30, 2007 and December 31, 2006, Ault Glazer, Mr. Ault and the Glazers indirectly beneficially own or control approximately 26% and 40%, respectively, of the outstanding common stock of the Company and beneficially own approximately 98.2% of the outstanding preferred stock of the Company.

IPEX, Inc.

During the three and six months ended June 30, 2006, the Company recognized revenue of $49,000 and $104,000, respectively, in connection with consulting services provided to IPEX. The Company’s former Chairman and Chief Executive Officer and significant beneficial owner of the Company served as a director of IPEX during that period. Further, the Chief Executive Officer of ASG served as an IPEX director and member of IPEX’s Audit Committee from August 2005 through January 2006.

Digicorp

At December 31, 2006, the Company had an investment in Digicorp recorded in long-term investments. The Company’s Chief Executive Officer and Chief Financial Officer was also Chief Financial Officer of Digicorp and remains a director of the Company. Further, certain Company officers and directors, both past and present, served in various management and director roles at Digicorp.

Loans

During the six months ended June 30, 2007 and the year ended December 31, 2006, the Company received loans from Ault Gazer Capital Partners, LLC (the “Fund”). Ault Glazer & Company Investment Management, LLC (“AG & Company IM”) is the managing member of the Fund. The managing member of AG & Company IM is Ault Glazer. Mr. Ault is Chairman, Chief Executive Officer and President of Ault Glazer. Until June 8, 2006, the Company’s current Chief Executive Officer, Chief Financial Officer and Director was also Chief Financial Officer of Ault Glazer.

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

15. SUBSEQUENT EVENTS

On July 3, 2007, ASG completed the sale of real property located in Tuscaloosa, Alabama (the “Tuscaloosa Undeveloped Land”) to Twin Properties, LLC. Pursuant to the agreement, ASG was responsible for obtaining title insurance, all required taxes related to the transaction and providing a marketable title in fee simple to Twin Properties, LLC. ASG sold the Tuscaloosa Undeveloped Land for a purchase price of $965,000.
On August 13, 2007, ASG completed the sale of real property located in Birmingham, Alabama, to Charles H. Dellaccio and D.W. Grimsley, Jr. Mr. Grimsley is the Chairman of the Board and Chief Executive Officer of Automotive Services Group. The purchase price for the property is $750,000. The sales of the Tuscaloosa and Birmingham Land represent the remaining assets held for sale by ASG (See Note 4).

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

Overview

Until March 31, 2005, Patient Safety Technologies, Inc., a Delaware corporation (referred to herein as the “Company,” “we,” “us,” and “our” ), elected to be a Business Development Company ( “BDC” ) under the Investment Company Act of 1940, as amended (the “1940 Act” ). On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission. At June 30, 2007, 9.57% of our assets, consisting primarily of our investment in Alacra Corporation, on a consolidated basis with subsidiaries were comprised of investment securities within the meaning of the 1940 Act (“Investment Securities”). We continue to evaluate ways in which we can dispose of these Investment Securities so that we can direct our efforts to our fundamental business strategy of equity growth through creating, building and operating companies in the patient safety medical products industry.

As a result of the sale of our operating car wash, which occurred on June 29, 2007, our operating activities are conducted within a single wholly-owned operating subsidiary; SurgiCount Medical, Inc., a California corporation.

We are engaged in the acquisition of controlling interests in companies and research and development of products and services focused primarily in the health care and medical products field, particularly the patient safety markets. SurgiCount is a developer and manufacturer of patient safety products and services. In the past we also focused on the financial services and real estate industries, however, on March 29, 2006, our Board of Directors determined to focus our business on the patient safety medical products field. Automotive Services Group, Inc. (“Automotive Services Group”), our wholly-owned subsidiary, holds the Company’s investment in Automotive Services Group, LLC (“ASG”), its wholly-owned express car wash subsidiary. As a result of the June 29, 2007 sale of the operating car wash, these assets consist of two parcels of vacant land located in Alabama. On August 13, 2007 Automotive Services Group sold it’s the final parcel of land. In addition to the assets that are held in Automotive Services Group, we hold various other unrelated investments which we are in the process of liquidating. The unrelated investments are included in a separate segment, financial services and real estate.

SurgiCount’s Safety-Sponge™ System helps reduce the number of retained sponges and towels in patients during surgical procedures and allows for faster and more accurate counting of surgical sponges. The SurgiCount Safety-SpongeTM System is a patented turn-key array of modified surgical sponges, line-of-sight scanning SurgiCounters, and printPAD printers integrated together to form a comprehensive counting and documentation system. The Safety-Sponge System works much like a grocery store checkout process: Every surgical sponge and towel is affixed with a unique inseparable two-dimensional data matrix bar code and used with a SurgiCounter to scan and record the sponges during the initial and final counts. Because each sponge is identified with a unique code, a SurgiCounter will not allow the same sponge to be counted more than one time. When counts have been completed at the end of a procedure, the system will produce a printed report, or can be modified to work with a hospital's paperless system. By scanning in the surgical dressings at the beginning of a surgical procedure and then scanning them out at the end of the procedure, the sponges can be counted faster and more accurately than traditional methods which require two medical personnel manually counting the used and un-used sponges. The Safety-Sponge System is the only FDA 510k approved computer assisted sponge counting system. SurgiCount is the first acquisition in our plan to become a leader in the patient safety market.

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

Investments in non-marketable securities are inherently risky and the one remaining privately held company that we have invested in may fail. Its success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on its future prospects, it may not be able to raise additional funds when needed or it may receive lower valuations with less favorable investment terms than in previous financings, likely causing our investments to become impaired.

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

Financial Condition, Liquidity and Capital Resources

Our cash and marketable securities were $173,000 at June 30, 2007, versus $4,000 at December 31, 2006. Total current liabilities were $3,260,000 at June 30, 2007, versus $5,637,000 at December 31, 2006. Included in current liabilities at December 31, 2006 is a note payable to Winstar Communications, Inc. (“Winstar”) in the amount of $450,000, which was repaid during 2007.

We had a working capital deficit of approximately $631,000 at June 30, 2007 and we continue to have recurring losses. In the past we have relied upon private placements of equity and debt securities and we may rely on private placements to fund our capital requirements in the future. We have received a significant amount of funding from Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”). AG Management is the managing member of the Fund. The managing member of AG Management is The Ault Glazer Group, Inc. (“The AG Group”) (f/k/a Ault Glazer Bodnar & Company, Inc.). The Company’s former Chairman and former Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of The AG Group. At June 30, 2007 the outstanding principal balance of loans that we have entered into with the Fund was $2,531,000. At June 30, 2007 we also had outstanding promissory notes primarily to three additional lenders in the principal amount of $2,495,000.

From September 8, 2006 through September 19, 2006, Caspi loaned the Company a total of $1,495,000, all of which is outstanding at June 30, 2007. As consideration for the loan, the Company issued Caspi a Convertible Promissory Note in the principal amount of $1,495,000 (the “Caspi Note”). The Caspi Note bears interest at the rate of 12% per annum and is due upon the earlier of March 31, 2008 or, the occurrence of an event of default, and is convertible into shares of the Company’s common stock at $1.25 per share. As security for the performance of the Company’s obligations pursuant to the Second Caspi Note, the Company granted Caspi a security interest in certain real property.

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

Between August 17, 2006 and April 5, 2007, the Company entered into various subscription agreements with accredited investors in private placements exempt from the registration requirements of the Securities Act. The Company issued and sold to these accredited investors an aggregate of 3,342,000 shares of its common stock and warrants to purchase an additional 1,471,000 shares of its common stock. The warrants are exercisable for a period of three to five years with an exercise price equal to $2.00. These issuances resulted in aggregate gross proceeds to the Company of $4,178,000, of which $3,678,000 was in cash and $500,000 was in product which the Company will receive over the course of a twelve (12) month period. We used the net proceeds from these private placement transactions primarily for general corporate purposes and repayment of existing liabilities

On June 7, 2007, the Company entered into a subscription agreement with two accredited investors, one of which is an employee and the other a director of the Company, in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to these accredited investors an aggregate of 48,000 shares of its common stock and warrants to purchase an additional 24,000 shares of its common stock. The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. These issuances resulted in aggregate gross proceeds to the Company of $60,000. We intend to use the net proceeds from this private placement transaction primarily for general corporate purposes.

On June 29, 2007, ASG completed the sale of its express car wash and underlying real estate in Birmingham, Alabama for $1,500,000. In addition, on July 3, 2007, the ASG completed the sale of approximately 1 acre of undeveloped land located in Tuscaloosa, Alabama for $965,000 and on August 13, 2007 the sale of approximately 5 acres of undeveloped land located in Birmingham, Alabama for $750,000. The purchases of the express car wash and undeveloped land in Birmingham, Alabama were made by Charles H. Dellaccio and Darrell Grimsley. Mr. Grimsley is the Chairman of the Board and Chief Executive Officer of Automotive Services Group (“ASG”). These sales complete the liquidation of all assets held by ASG. The majority of the proceeds from the sales will be used to repay existing debt. By selling these assets the Company has positioned itself to aggressively pursue the market for surgical sponges in the United States and Europe, which we believe represents a market opportunity equal to or in excess of $650 million in annual sales.

Management is currently seeking additional financing and believes that it will be successful. However, in the event management is not successful in obtaining additional financing, existing cash resources, together with proceeds from investments and anticipated revenues from operations, may not be adequate to fund our operations for the twelve months subsequent to June 30, 2007. However, ultimately long-term liquidity is dependent on our ability to attain future profitable operations. We intend to undertake additional debt or equity financings to better enable us to grow and meet future operating and capital requirements.

As of June 30, 2007, other than our office lease and employment agreements with key executive officers, we had no commitments not reflected as liabilities in our consolidated financial statements.

Cash increased by $169,000 to $173,000 during the six months ended June 30, 2007, compared to a decrease of $70,000 during the six months ended June 30, 2006.

Operating activities used $2,177,000 of cash during the six months ended June 30, 2007, compared to $979,000 during the six months ended June 30, 2006.

Operating activities for the six months ended June 30, 2007, exclusive of changes in operating assets and liabilities, used $1,954,000 of cash, as the Company's net cash used in operating activities of $2,177,000 included non-cash charges for depreciation and amortization of $237,000, debt discount of $408,000 and stock based compensation of $693,000. For the six months ended June 30, 2006, operating activities, exclusive of changes in operating assets and liabilities, used $2,277,000 of cash, as the Company's net cash used in operating activities of $979,000 included non-cash charges for depreciation, amortization and interest of $1,237,000, realized losses of $50,000 and stock based compensation of $2,674,000.

Changes in operating assets and liabilities used cash of $223,000 during the six months ended June 30, 2007, principally due to decreases in the level of accounts payable which were partially offset by an increase in accrued liabilities and a decrease in prepaid expenses. During the six months ended June 30, 2006, changes in operating assets and liabilities produced cash of $1,298,000 during the six months ended June 30, 2006, principally due to net proceeds received from marketable securities, decreases in our receivables from investments and increases in the level of accounts payable and accrued liabilities which were partially offset by decreases in the and amounts due to our broker. The amount due to our broker was directly attributable to purchases of marketable investment securities that were purchased on margin or to securities that were margined subsequent to their purchase. During the three months ended March 31, 200,6 we invested our cash balances in the public equity and debt markets in an attempt to maximize the short-term return on such assets. The amount due to our broker varied throughout the year depending upon the aggregate amount of marketable investment securities held by us and the level of borrowing against our available-for-sale securities. The actual amount of marketable investment securities held was influenced by several factors, including but not limited to, our expectations of potential returns available from what we considered to be mispriced securities as well as the cash needs of our operating activities. During times when we were heavily invested in marketable investment securities, our liquidity position was significantly reduced. We no longer make a practice of investing in marketable investment securities.

The principal factor in the $1,318,000 of cash used in investing activities during the six months ended June 30, 2007 was due to the sale of the express car wash and underlying real estate in Birmingham, Alabama for $1.5 Million. This was partially offset by capitalized costs of $160,000 related to the ongoing development of purchased software related to our Safety-Sponge System. The principal factor in the $2,139,000 of cash used in investing activities during the six months ended June 30, 2006 was the purchase of land of $1,697,000, capitalized construction costs of $383,000 related to ASG, and capitalized costs of $148,000 related to the ongoing development of software related to our Safety-Sponge System offset by proceeds from the sale of long-term investments of $139,000.

Cash provided by financing activities during the six months ended June 30, 2007 of $1,027,000 resulted primarily from net proceeds from the issuance of common stock and warrants of $3,051,000 offset by the repayment of the Winstar Note in the amount of $450,000 and other notes in the amount of $1,356,000. Cash provided by financing activities for the six months ended June 30, 2006 of $3,048,000 resulted from the net proceeds from increases of  notes payable.

Investments

Our financial condition is partially dependent on the success of our existing investments. On March 29, 2006 our Board of Directors directed us to liquidate all of our investments and other assets that do not relate to the patient safety medical products business. Some of our investments are subject to restrictions on resale under federal securities laws and otherwise are illiquid, which will make it difficult to dispose of the securities quickly. Since we will be forced to liquidate some or all of the investments on an accelerated timeline, the proceeds of such liquidation may be significantly less than the value at which we acquired the investments. The following is a discussion of our most significant investments at June 30, 2007.

A summary of our investment portfolio, which is valued at $1,431,000 and represents 13.7% of our total assets, is reflected below. Excluding our real estate investments, our investment portfolio represents 9.6% of our total assets. The investment portfolio is classified as long-term investments.

June 30,
2007
Alacra Corporation	$1,000,000
Real Estate	430,564
$1,430,564

Alacra Corporation

At June 30, 2007, we had an investment in Alacra Corporation ( “Alacra” ), valued at $1,000,000, which represents 9.6% of our total assets. On April 20, 2000, we purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Alacra has recorded revenue growth in every year since the Company’s original investment. Further, Alacra is forecasting that 2007 revenues will be approximately $19.2 million, which would represent an increase of 22% over 2006 unaudited revenues. At December 31, 2006, Alacra reported in their unaudited financial statement total assets of approximately $4.7 million with total liabilities of approximately $7.4 million. Deferred revenue, which represents subscription revenues that are amortized over the term of the contract, which is generally one year, represented approximately $3.7 million of the total liabilities. We have the right, subject to Alacra having the available cash, to have the preferred stock redeemed by Alacra over a period of three years for face value plus accrued dividends beginning on December 31, 2006. Pursuant to this right, in December 2006 we informed management of Alacra that we were exercising our right to put back one-third of our preferred stock. If Alacra has a sufficient amount of cash to redeem our preferred stock, we would expect the redemption to occur in the fourth quarter of 2007. In connection with this investment, the Company was granted observer rights on Alacra board of directors meetings.

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

The information services industry is intensely competitive and we expect it to remain so. Although Alacra has been in operation since 1996, they are significantly smaller in terms of revenue than a large number of companies offering similar services. Companies such as ChoicePoint, Inc. (NYSE: CPS), LexisNexis Group, and Dow Jones Reuters Business Interactive, LLC report revenues that range anywhere from $100 million to several billion dollars, as reported by Hoovers, Inc. As such, Alacra’s competitors can offer a far greater range of products and services, greater financial and marketing resources, larger customer bases, greater name recognition, greater global reach and more established relationships with potential customers than Alacra has. These larger and better capitalized competitors may be better able to respond to changes in the financial services industry, to compete for skilled professionals, to finance investment and acquisition opportunities, to fund internal growth and to compete for market share generally.

Investments in Real Estate

At June 30, 2007, we had several real estate investments valued at $431,000, which represents 4.1% of our total assets. In the past we held our real estate investments in Ault Glazer Bodnar Capital Properties, LLC (“AGB Properties”). AGB Properties, which was closed during 2006, was a Delaware limited liability company and a wholly owned subsidiary. The real estate investments, consisting of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee, are currently being marketed for sale. During the year ended December 31, 2006, we received payment on loans that were secured by real estate of $50,000. We expect that any future gain or loss recognized on the liquidation of some or all of our real estate holdings would be insignificant primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the real estate holdings are located.

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

Revenues

We recognized revenues of $313,000 and $49,000 during the three months and $621,000 and $104,000 during the six months ended June 30, 2007 and 2006, respectively. All of the revenues generated during the three and six months ended June 30, 2007 related to sales of our Safety-Sponge System. Revenues during the three and six months ended June 30, 2007 from sales of our Safety-Sponge System consisted of sales from the safety sponge of $313,000 and $515,000, respectively, and sales from hardware and supplies of $106,000 during the six months ended June 30, 20. Although hardware sales are not considered a recurring item, we expect that once an institution adopts our system, they will be committed to its use and therefore provide a recurring source of revenues for sales of the safety sponge.

We attribute a significant amount of the increase in sales generated by our Safety-Sponge System to increased product awareness and demand . The Safety-Sponge System is currently being evaluated by more than 10 medical institutions, the adoption by any one of which would have a material impact on our revenues. We expect that small medical institutions which adopt the Safety-Sponge System will represent approximately $100,000 in annual revenue whereas the larger institutions could represent annual recurring revenues of $600,000 or more. The adoption by the University of California San Francisco Medical Center in February 2007 ofour Safety-SpongeSystem reflects current demand which we expect will begin to accelerate.

On November 14, 2006, SurgiCount entered into a Supply Agreement with Cardinal Health 200, Inc., a Delaware corporation ("Cardinal"). Pursuant to the agreement, Cardinal shall act as the exclusive distributor of SurgiCount's products in the United States, with the exception that SurgiCount may sell its products to one other hospital supply company, named in the agreement, solely for its sale/distribution to its hospital customers. The term of the agreement is 36 months, unless earlier terminated as set forth therein. Otherwise, the agreement automatically renews for successive 12 month periods. Although we cannot reasonably predict or estimate the financial impact of the agreement with Cardinal we believe it will have a material impact on our results of operations due to the coordination of our sales efforts with Cardinal and their significant presence in major medical instituions.

All of the revenues earned during the three and six months ended June 30, 2006 were the result of a consulting agreement, consented to by IPEX, whereby the majority shareholder of IPEX and former President, former Chief Executive Officer and former director of IPEX (“Majority Shareholder”), retained us to serve as a business consultant to IPEX. In consideration for the services, during December 2005, the Majority Shareholder personally transferred us 500,000 shares of common stock of IPEX as a non-refundable consulting fee. This consulting agreement reflected our prior focus in the financial services and real estate industries. Since we now only focus our efforts on the patient safety markets, we do not expect revenue from these types of consulting agreements to be a source of recurring revenue.

Expenses

Operating expenses were $1,723,000 and $1,535,000 for the three months and $3,132,000 and $4,930,000 for the six months ended June 30, 2007 and 2006, respectively.

The decrease in operating expenses of $1,798,000, for the six months ended June 30, 2007 when compared to the six months ended June 30, 2006, was primarily the result of salaries and employee benefits, which decreased by $1,595,000. Our Compensation Committee, currently comprised of two independent directors, determines and recommends to our Board the cash and stock based compensation to be paid to our executive officers and also reviews the amount of salary and bonus for each of our other officers and employees. The most significant component of employee compensation is stock based compensation expense.

For the six months ended June 30, 2007, we recorded $277,000 related to grants of nonqualified stock options and $269,000 related to restricted stock awards to our employees and $90,000 related to restricted stock awards to our non-employee directors. During the six months ended June 30, 2006, we recorded $1,033,000 relating to grants of nonqualified stock options and $1,092,000 related to restricted stock awards to our employees and non-employee directors. The issuance of stock options and restricted stock awards to our employees and non-employee directors, adjusted for the $90,000 in restricted stock awards to our non-employee directors which is recorded in general and administrative expenses, resulted in a decrease in stock based compensation expense of $1,579,000 for the six months ended June 30, 2007. Therefore, excluding stock based compensation, salaries and employee benefits decreased by $16,000.

At June 30, 2007, four of our executives were covered under employment agreements. Our Chief Executive Officer, William B. Horne, is covered under a two year employment agreement with annual base compensation of $250,000; our Chief Executive Officer of SurgiCount Medical, Inc., Bill Adams is covered under a three year employment agreement with annual base compensation of $300,000; our President of Sales and Marketing of SurgiCount Medical, Inc., Richard Bertran, is covered under a three year employment agreement with annual base compensation of $250,000 and; our Director of Manufacturing of SurgiCount Medical, Inc., James Schafer, is covered under a two year employment agreement with annual base compensation of $100,000. None of our other executives our currently covered under an employment agreement, therefore, we are under no financial obligation, other than monthly salaries, for our other executive officers. Currently, monthly gross salaries for all of our employees are $150,000. We believe, as with all our operating expenses, that our existing cash resources, together with proceeds from investments, anticipated financings and expected revenues from our operations, should be adequate to fund our salary obligations.

The second largest component of our operating expenses is professional fees which decreased by $658,000 during the six months ended June 30, 2007 compared to the amount reported during the six months ended June 30, 2006. This decrease is primarily comprised of decreases in stock based compensation to outside consultants of $492,000. During the six months ended June 30, 2006, stock based compensation expense of $549,000 was the most significant component of professional fees. The majority of the $549,000 that was recorded in stock based compensation related to a consulting agreement that we entered into in February 2006 with Analog Ventures, LLC (“Analog Ventures”) whereby Analog Ventures agreed to consult with us on matters relating primarily to the divestiture of our non-core assets and assist us in our efforts to focus our business exclusively on the patient safety medical products field. As an incentive for entering into the agreement, we agreed to issue Analog Ventures a warrant to purchase 175,000 shares of our common stock at an exercise price of $3.95, exercisable for 3 years. We recognized an expense of $405,000 related to these warrants.

The remaining decrease in professional fees, of $166,000, is attributed to our clinical trial agreement with Brigham and Women's Hospital, the teaching affiliate of Harvard Medical School, relating to SurgiCount's Safety-Sponge System. The clinical trial is the result of an on-going collaboration between Harvard and SurgiCount to refine the Safety-Sponge System in a clinical optimization study. Under terms of the agreement, Brigham and Women's Hospital collected data on how the Safety-Sponge System saves time, reduces costs and increases patient safety in the operating room. The study also assisted in refining the system's technical processes in the operating room to provide clear guidance and instruction to hospitals, easily integrating the Safety-Sponge System into operating rooms. Brigham and Women's Hospital received a non-exclusive license to use the Safety-Sponge System, while we will own all technical innovations and other intellectual properties derived from the study. We provided a research grant to Brigham and Women’s Hospital over the course of the clinical trial in the aggregate amount of $431,000 of which $151,000 was expensed during the six months ended June 30, 2006. The clinical trials were completed around September 2006.

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

The increase in cost of sales of $402,000 reflects a shift in our revenue mix from revenue generated primarily through consulting services which do not have any costs of sales to that of sales of our Safety-Sponge System.

General and administrative expenses experienced an increases of $33,000 during the six months ended June 30, 2007 over the prior year. As discussed above, in Financial Condition, Liquidity and Capital Resources, we have a working capital deficit of $631,000 and have experienced continued losses. These financial constraints have required us to be selective in the expenses that we incur and where possible delay or forego an expense. This overall condition has resulted in only a slight in general and administrative expense. General and administrative expenses is comprised of a combination of a several types of expenses, none of which are significant individually.

Interest, dividend income and other, net

We had interest income of $4,000 and $1,100 for the six months ended June 30, 2007 and 2006, respectively.

The increase in interest income for the six months ended June 30, 2007 when compared to June 30, 2006 was primarily the result of an overall increase in cash during the six months ended June 30, 2007.

Realized gains (losses) on investments, net

During the six months ended June 30, 2007 we realized a net gain of $51,000 compared to a loss of $50,000 during the six months ended June 30, 2006. Realized gains (losses) during the six months ended June 30, 2007 reflect the sale of our operating car was for a gain of $29,000 combined with the sale of certain non-operating assets for a gain of $32,000. The realized loss during the six months ended June 30, 2007 resulted primarily from the sale of 108,200 shares of Tuxis Corporation.

Interest expense

We had interest expense of $608,000 and $990,000 for the six months ended June 30, 2007 and 2006, respectively.

The increase in interest expense for the six months ended June 30, 2007 when compared to June 30, 2006 is primarily attributable to the non-cash interest charges incurred as a result of the debt discount associated with our short-term debt financings. During the six months ended June 30, 2007 and 2006, we recorded $408,000 and $1,047,000, respectively, in non-cash interest charges. The non-cash interest charges that were incurred during the six months ended June 30, 2006 included $75,000 that were attributed to our car wash segment and recorded in loss from discontinued operations. Thus, non-cash interest charges a decreased $564,000 and represented the primary cause of the decreasein interest expense from 2006 to 2007. These non-cash charges resulted from the issuance of debt that either had conversion prices on the date of issuance that werebelow the fair market value of the underlying common stock or required the issuance of warrants to purchase shares of our common stock, which required us to record an expense based on the estimated fair value of the warrants. The remaining increase in interest expense is attributable to the overall increased level of borrowings during the six months ended June 30, 2007 over the prior year.

Unrealized gains (losses) on marketable securities, net

During the six months ended June 30, 2006, unrealized appreciation of investments was $45,000. Due to the absence of any material amount of marketable securities during the six months ended June 30, 2007, the Company did not recognize any unrealized appreciation. The increase in unrealized appreciation during the six months ended June 30, 2006, was primarily due to the sale of 108,200 shares of Tuxis Corporation common stock, which at December 31, 2005 had unrealized depreciation of approximately $134,000. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment. The increase in unrealized appreciation related to the sale of our shares of Tuxis common stock was partially offset by a decrease in the value of the 95,000 shares of IPEX common stock held as trading securities. IPEX common stock is traded on the OTC Bulletin Board, which reported a closing price, at December 31, 2005 of $2.38 per share compared with $0.32 per share at June 30, 2006. We valued our holdings in IPEX at a discount to the closing prices, of $1.19 and $0.24 per share at December 31, 2005 and June 30, 2006, respectively, due primarily to the limited average number of shares traded on the OTC Bulletin Board.

Loss from discontinued car was segment

The loss from our discontinued car was segment decreased by $582,000 to $147,000 during the six months ended June 30, 2007 from a loss of $729,000 during the six months ended June 30, 2006. ASG’s first site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006. Thus, the six months ended June 30, 2007 reflected six full months of operations whereas the six months ended June 30, 2006 reflected slightly less than four months of operations. Further, at June 30, 2006, a goodwill impairment charge of $357,000 was recorded in the car wash services operating segment.  This goodwill impairment related to goodwill that resulted from the Company’s acquisitions of ASG in March 2006. During the six months ended June 30, 2007, as a result of the full quarter of operations, revenues increased by $178,000 and operating costs decreased by $334,000. However, excluding goodwill impairment of $357,000, operating costs increased by $23,000.

Accumulated other comprehensive income

Unrealized gains (losses) on our investments designated as available-for-sale are recorded in accumulated other comprehensive income. At June 30, 2007 and December 31, 2006, our remaining investments were carried at cost and therefore we did not record any unrealized gains (losses) on these investments. At June 30, 2006, our restricted holdings in IPEX and Digicorp were classified as available-for-sale. At June 30, 2006, the unrealized gains (losses) on our restricted holdings in IPEX and Digicorp amounted to ($1,230,000) and $1,373,000, respectively, whereas at December 31, 2005, the unrealized gains (losses) on our restricted holdings in IPEX and Digicorp amounted to ($328,000) and $2,703,000, respectively. The cumulative decrease in net unrealized gains amounts to $2,232,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between May 9, 2007 and June 28, 2007, the Company issued 220,169 shares of Common Stock to various employees, directors, consultants and creditors. The Common Stock was issued for services and payment of accrued interest. The Common Stock was valued at approximately $392,000. These shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

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

On June 7, 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to these accredited investors an aggregate of 48,000 shares of its common stock and warrants to purchase an additional 24,000 shares of its common stock. The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. These issuances resulted in aggregate gross proceeds to the Company of $60,000. We intend to use the net proceeds from this private placement transaction primarily for general corporate purposes. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Pursuant to the February 2005 Agreement and Plan of Merger and Reorganization (the “Merger”) between the Company and SurgiCount, in the event that prior to the fifth anniversary of the closing of the Merger the cumulative gross revenues of SurgiCount exceed $500,000, the Company is obligated to issue an additional 50,000 shares of the Company’s common stock to certain SurgiCount founders. Should the cumulative gross revenues exceed $1,000,000 during the five-year period, the additional shares would be increased by 50,000, for a total of 100,000 additional shares. During the quarter ended June 30, 2007, cumulative gross revenues of SurgiCount exceeded $500,000 and as such the Company issued 50,000 shares to the SurgiCount founders. The Company recorded $75,000 of goodwill as a result of these issuances.

On June 28, 2007, the Company issued 337,439 shares of its common stock to Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”). The shares were issued in satisfaction of the unpaid principal and accrued interest of $422,000 owed to the Fund pursuant to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) entered into with the Fund on March 7, 2006. The amount due under the Revolving Line of Credit, which was in default, was converted into shares of the Company’s common stock at a conversion price of $1.25 per share.

On April 26, 2007, upon the occurrence of default of Maroon Creek Capital, LP’s (“Maroon”), a California limited partnership, $81,000 promissory note, the Company issued 10,000 warrants to purchase shares of common stock at $2.00 per share to Maroon. The warrants vested immediately and have a five-year life. The warrants were valued at $9,000 and were expensed at the time of issuance. These warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On July 23, 2007, the Company issued 25,000 warrants to purchase shares of common stock at $1.75 per share to a consultant. The warrants vested immediately and have a five-year life. The warrants were valued at $27,000 and were expensed at the time of issuance. These warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

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

On December 26, 2006, the Company entered into a promissory note with Maroon Creek Capital, LP, a California limited partnership, in the principal amount of $81,241 (the “Maroon Creek Note”), of which $10,000 was repaid. The Maroon Creek Note was due to be repaid in its entirety on April 26, 2007.

The Company is in the process of restructuring the debt that is owed to Mr. Herbert Langsam.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1
Secured Convertible Note issued August 10, 2007 with an effective date of June 1, 2007 between the Company and Ault Glazer Capital Partners, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007)

10.2
Guaranty of Payment by Surgicount Medical, Inc. and Patient Safety Technologies, Inc., in favor of Ault Glazer Capital Partners, LLC in connection with the $2,530,558.40 Promissory Note issued August 10, 2007 with an effective date of June 1, 2007 by the Company to Ault Glazer Capital Partners, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007)

10.3
Security Agreement dated August 10, 2007 in favor of Ault Glazer Capital Partners, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007)

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: August 20, 2007	By:	/s/ William B. Horne
William B. Horne
Chief Executive and Chief Financial Officer and Principal Accounting Officer