Form 10-K/A
period 2006-12-31
Patient Safety Technologies, Inc
filed 2007-11-09
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________________ TO _________________

COMMISSION FILE NUMBER:  001-09727

PATIENT SAFETY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3419202
(State of Incorporation)	(I.R.S. Employer Identification Number)

27555 Ynez Road, Suite 330, Temecula, CA 92591
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (951) 587-6201
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.33 per share	N/A

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

Explanatory Note

Patient Safety Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was originally filed on May 16, 2007 (the “Original Filing”).

The purpose of this Amendment is to provide additional information required in Item 5 of Part II and Item 11 of Part III, of Form 10-K.  This Amendment amends and restates in their entirety only the cover page, Item 5 of Part II, and Item 11 of Part III.  This Amendment does not affect any other parts of or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.

Except as expressly stated herein, this Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings, if any.

PART II
FORM 10-K
FOR PATIENT SAFETY TECHNOLOGIES, INC.
FOR YEAR-ENDED DECEMBER 31, 2006

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

Our common stock is subject to Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which impose certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or an annual income exceeding $200,000 individually or $300,000 together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.

Stock Performance Graph

The following graph compares the performance of our common stock over the five preceding fiscal years to the weighted average performance over the same period of the stock of companies included in the NASDAQ Composite Index and the Dow Jones Health Care Titans 30 Index. The graph assumes $100 was invested at the close of trading on December 31, 2001 in our common stock and in each of the indices and that all dividends were reinvested. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns, and we will not make or endorse any predictions of future stockholder returns.

1 $100 invested on 12/31/01 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Equity Compensation Plans

For a summary of equity compensation plans under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2006 refer to Part III, Item 12.

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

PART III
FORM 10-K
FOR PATIENT SAFETY TECHNOLOGIES, INC.
FOR YEAR-ENDED DECEMBER 31, 2006

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

We designed the compensation program for our named executive officers to attract, motivate, and retain key executives who drive the Company’s success. We seek to employ the best executive talent in our line of business. We want to reward our executives for business achievements and satisfaction of corporate objectives. Additionally, the overall executive compensation program, taken as a whole, should align the interests of the executives with the stockholders’ interests. We achieve these objectives through a compensation package that:

•	provides competitive total compensation consisting primarily of cash and stock,

•	allows our officer’s to participate in the benefit programs that we offer to all full-time employees,

•	provides certain officer’s to receive additional fringe benefits,

•	differentiates rewards based on the officer’s contributions to company performance, and

•	encourages our named executive officers to act as owners with an equity interest in Patient Safety.

We view, for compensation purposes, our competitors for executive talent as companies in the health care industry.

Determining Executive Compensation

The independent members of the Board approve the compensation of our named executive officers. The Compensation Committee makes a recommendation to the independent directors for annual compensation (including salary, bonus and stock-based compensation) of our named executive officers. These recommendations are based on:

Chief executive officer

•	The chief executive officer’s historical earnings,

•	a market competitive assessment of similar roles at other companies,

•	the earnings of other named executive officers, and

•	an evaluation of the chief executive officer’s performance for the fiscal year.

Named executive officers (other than the chief executive officer).

•	The executive’s historical earnings,

•	a market competitive assessment of similar roles at other companies,

•	internal comparisons to the compensation of other executives,

•	evaluations of performance for the fiscal year, and

•	the chief executive officer’s recommendations for each named executive officer’s base pay, and bonus amounts.

The evaluation is based on the success of the named executive officer in achieving his performance commitments, which include financial, strategic and company culture/leadership goals. The Board approves the named executive officers salary, bonus and stock-based compensation in the first quarter of the fiscal year after the relevant performance information is available.

The components of our executive compensation program

Our executive compensation program consists of three elements: base pay; cash bonus and grants of fair market value of either restricted stock or options to purchase shares of our common stock. We use this mix of programs for a variety of reasons:

•	As a package, these types of programs are typically offered by the types of companies from which we would seek executive talent.

•	As a package, these particular programs provide both a current and a long term incentive for the executive officers, thereby aligning the executives’ interests with shareholders.

•	These programs, as a package, provide the executives with short and long term rewards; this serves as a retention, as well as a motivational, device for the executives..

We also provide our named executive officers with a package of fringe benefits on the same basis that is provided to all full-time benefits eligible employees. These benefits include such items as health insurance and group term life insurance. We provide certain executives with an additional benefit of an automobile allowance, which is provided for in their employment contracts.

We believe that the package of executive compensation programs that we offer is competitive; we are able to attract and retain the executive talent that we need to successfully run our business. We currently believe that the long term incentive component of our executive compensation program, which uses fair market value stock options and grants of restricted common stock, provides executives with an incentive as well as putting a portion of their compensation at risk if our share price declines.

We believe that our named executive officers should have formalized employment contracts. The existence of a contract gives the Company, and the named executive officer structure as to the other’s expectations from the employment relationship. We also believe that the level of security that an employment contract provides to the executive is an important retention tool; we feel that many of the companies with whom we compete for executive talent offer such agreements, and that we would be at a competitive disadvantage if we did not have them. The salient terms of the employment agreements for the named executive officers are discussed in the “Employment Agreements” section.

Our process for setting executive pay

The Compensation Committee’s focus is to determine the compensation of the chief executive officer and to review the proposals of the chief executive officer regarding the compensation for other named executive officers. In 2006, the Compensation Committee made the final decision on all aspects of named executive officer pay. In 2007, the Compensation Committee will present recommendations to the entire Board of Directors for their approval.

Our executive compensation process begins with the chief executive officer’s submission of each executive’s total pay package to the Compensation Committee for its determination. We maintain a pay structure with ranges for each type of compensation (base pay, bonus, equity grant) for the named executive officers. We have developed this structure based on our knowledge of our industry.

Our process for determining the value of each component of executive pay functioned in the following manner for 2006:

Base pay: Base compensation for all of our named executive officers is provided for in their respective employment agreements, and the Company has the ability to make annual increases to the base pay level. Looking at information from other reporting companies, the chief executive officer makes a recommendation for executive base pay increases to the Compensation Committee. The Compensation Committee reviews the information provided by the chief executive officer and its supporting data, and makes a determination of annual base pay increases.

The Compensation Committee awarded the following base pay increases to the named executive officers; the increases were effective on January 1, 2007 for our chief executive and chief financial officer and May 1, 2007 for the President of SurgiCount Medical.

Named Executive Officer	Annualized 2006 Base	Annual Increase	Annualized 2007 Base	Percentage Increase
William Horne, Chief Executive and Chief Financial Officer	$150,000	$100,000	$250,000	66.7%

Bill Adams, President and Chief Executive Officer of SurgiCount Medical, Inc.	$300,000	$0	$300,000	0%

Richard Bertran, President of SurgiCount Medical, Inc.	$200,000	$50,000	$250,000	25%

Lynne Silverstein, Executive Vice President	$120,000	$0	$120,000	0%

James Schafer, Director of Manufacturing of SurgiCount	$100,000	$0	$100,000	0%

The Chief Executive and Chief Financial Officer received the largest raise because further analysis by the Compensation Committee indicated that the position was underpaid and the Compensation Committee wanted to establish an equitable level of base pay amounts for our three senior executives.

Annual bonus: Our annual bonus program for executives is administered in the following manner. Our Compensation Committee determines the amount of bonuses, if any, for each of our named executive officers. To the extent bonuses are made they are on a completely discretionary basis at the reasonable and good faith discretion of the Compensation Committee, based upon the financial performance of the Company. During 2006 the Compensation Committee did not award any bonuses.

Equity grants: In certain circumstances, the Compensation Committee may award equity grants to named executive officers. The reasons for these grants include:

•	an incentive to join the Company, based on compensation that is being forfeited through the termination of previous employment,

•	to encourage retention of critical talent,

•	as a strategic investment in someone deemed critical to the Company’s leadership, and

•	to reward outstanding performance

The chief executive officer recommends the equity grant, if any, to a named executive officer. The Compensation Committee considers the chief executive officer’s recommendation and makes a final decision based on the factors listed above. Equity grants that were made to named executive officers during 2006 were in connection with employment contracts executed by our Chief Executive and Financial Officer and the President and Chief Executive Officer of SurgiCount Medical. The equity grant during 2006 to our Chief Executive and Chief Financial Officer was in the form of time-vested restricted stock issued pursuant to an employment agreement. The equity grant during 2006 to our President and Chief Executive Officer of SurgiCount Medical was in the form of non-qualified stock options upon joining the Company. All other equity grants during 2006 to our named executive officers were made, based upon the recommendation of our former chief executive officer, to retain key executives. All of the options granted in 2006 were valued at fair market value as of the date of grant (as further explained below). One-fourth of the grant to our President and Chief Executive Officer of SurgiCount Medical will vest annually over a three year period beginning on the first anniversary of the date of grant, April 18, 2007. The remaining one-fourth will vest upon the occurrence of certain defined events. All other options granted in 2006 to our other named executive officers were vested at the time of grant.

In connection with the award of equity grants, the Principal Executive Officer provides the Compensation Committee with a proposal for equity grants as part of the employment contract process. The amount of the grant is based on the equity grant ranges for the position which the Company maintains. The Compensation Committee reviewed the Principal Executive Officer’s proposal and the underlying information, and makes its determination as to the grant.

We establish the exercise price for our options in the following manner:

For a new hire, the Compensation Committee approves the grant and establishes the price based on the Company’s closing price on the day of Compensation committee approval; however, if the executive has not yet started employment as of the date of Compensation Committee approval, the price is set as the Company’s closing price on the executive’s first day of work.

For a new contract for a current executive, the Compensation Committee approves the grant and establishes the price based on the Company’s closing price on the day of Compensation Committee approval.

We believe that the grant of fair market value stock options, even though there is now a financial statement impact before the options are exercised, continues to provide substantial benefits to the Company and the executive. We benefit because the options align the executive’s financial interest with the shareholders’ interest:

The executives benefit because:

•	They can realize additional income if our shares increase in value, and

•	They have no personal income tax impact until they exercise the options

We do not maintain any equity ownership guidelines for our named executive officers. We have adopted a corporate policy which expressly prohibits any named executive officer from trading in derivative securities of our Company, short selling our securities, or purchasing our securities on margin at any time. We do not time the granting of our options with any favorable or unfavorable news relating to our Company. Proximity of any awards to an earnings announcement, market event or other event related to us is purely coincidental.

Because we feel that each of our named executive officers provides unique services to us, we do not use a fixed relationship between base pay, short term bonus and equity awards. When the Compensation Committee makes the final decisions about a named executive officers total compensation package for a year, the three elements (base pay, bonus and equity award) are considered both individually and as a complete package. We do not take into account amounts that a named executive officer may have realized in a year as a result of short term bonus awards or stock option exercises when we establish pay levels and goals for the current year. Overall, we believe that our total compensation program for executives is reasonable while being competitive with market peers.

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

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)
William B. Horne, Chief Executive & Chief Financial Officer(1)	2006 2005 2004	150,000 75,000 0	0 750 0	38,703 277,536 0	0 227,732 0	0 0 0	0 0 0	255 368 0	188,958 581,386 0

Bill Adams, President & Chief Executive Officer of SurgiCount (1)	2006 2005 2004	206,250 0 0	0 0 0	0 0 0	996,302 0 0	0 0 0	0 0 0	822 0 0	1,203,374 0 0

Lynne Silverstein, Executive Vice President	2006 2005 2004	120,000 120,000 0	0 0 0	123,000 158,000 0	108,085 131,384 0	0 0 0	0 0 0	200 591 0	351,285 409,975 0

Richard Bertran, President of SurgiCount	2006 2005 2004	200,000 92,500 0	0 750 0	0 36,000 0	0 343,195 0	0 0 0	0 0 0	360 433 0	200,360 47,878 0

James Schafer, Director of Manufacturing of SurgiCount	2006 2005 2004	100,000 39,807 0	0 750 0	0 50,000 0	0 186,324 0	0 0 0	0 0 0	342 361 0	100,342 277,242 0

Louis Glazer, M.D., Ph.G., Former Chief Executive Officer	2006 2005 2004	118,750 120,000 0	0 750 0	246,000 316,000 0	216,169 262,768 0	0 0 0	0 0 0	1,060 2,582 0	581,979 702,100 0

Milton “Todd” Ault III, Former Chief Executive Officer	2006 2005 2004	180,000 150,000 0	0 750 0	270,000 316,000 0	237,259 262,768 0	0 0 0	0 0 0	184 1,248 0	687,443 730,766 0

(1)	Mr. Horne was appointed Chief Executive Officer on January 9, 2007.

(2)	Mr. Adams was appointed President on February 28, 2007 and Chief Executive Officer of SurgiCount on April 21, 2006.

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

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks	All Other Option Awards: Number of Securities		Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	or Units(#)	Underlying Options(#)		Awards ($/Sh)	Option Awards
William B. Horne	3/29/2006	0	0	0	0	0	0	12,648	—		0	38,703
Bill Adams	4/18/2006	0	0	0	0	0	0	—	400,000		3.50	996,302
Lynne Silverstein	1/31/2006 1/31/2006	0 0	0 0	0 0	0 0	0 0	0 0	— 30,000	45,000 —	(1)	4.10 0	108,085 123,000
Richard Bertran	—	0	0	0	0	0	0	—	—		0	0
James Schafer	—	0	0	0	0	0	0	—	—		0	0
Louis Glazer, M.D., Ph.G.,	1/31/2006 1/31/2006	0 0	0 0	0 0	0 0	0 0	0 0	— 60,000	90,000 —	(2)	4.10 0	216,169 246,000
Milton “Todd” Ault III	1/09/2006 1/09/2006	0 0	0 0	0 0	0 0	0 0	0 0	— 60,000	90,000 —	(2)	4.50 0	237,259 270,000

(1)	15,000 options were cancelled subsequent to the grant date.

(2)	30,000 options were cancelled subsequent to the grant date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
William B. Horne	78,000	0	0	5.267	3/30/2015	0	0	0	0
Bill Adams	100,000	300,000	0	3.50	4/18/2016	0	0	0	0
Lynne Silverstein	45,000 30,000	0 0	0 0	5.267 4.10	3/30/2015 1/31/2016	0 0	0 0	0 0	0 0
Richard Bertran	66,667	133,333	0	5.00	7/18/2015	0	0	0	0
James Schafer	31,250	118,750	0	5.00	8/08/2015	0	0	0	0
Louis Glazer, M.D., Ph.G.,	75,000 60,000	0 0	0 0	5.267 4.10	3/30/2015 1/31/2016	0 0	0 0	0 0	0 0
Milton “Todd” Ault III	75,000 60,000	0 0	0 0	5.267 4.10	3/30/2015 1/09/2016	0 0	0 0	0 0	0 0

	OPTION EXERCISES AND STOCK VESTED

	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Aquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Aquired on Vesting (#)	Value Realized on Vesting ($)
William B. Horne	0	0	49,751	161,365
Bill Adams	0	0	0	0
Lynne Silverstein	0	0	48,000	205,800
Richard Bertran	0	0	0	0
James Schafer	0	0	0	0
Louis Glazer, M.D., Ph.G.,	0	0	96,000	411,600
Milton “Todd” Ault III	0	0	96,000	435,600

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

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(5)	Option Awards ($) (5)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arnold Spangler	0	43,000	37,786	0	0	0	80,786
Herbert Langsam	0	43,000	37,786	0	0	0	80,786
David Augustine (1)	0	0	0	0	0	0	0
Wenchen Lin (2)	0	0	0	0	0	0	0
Alice Campbell (3)	0	49,450	37,786	0	0	0	87,236
Brigadier General (Ret.) Lytle Brown III (4)	0	43,000	37,786	0	0	0	80,786

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: November 8, 2007	By:	/s/ William B. Horne
William B. Horne
Chief Executive and Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Arnold Spangler	Chairman of the Board	November 8, 2007
Arnold Spangler

/s/ William B. Horne	Chief Executive, Chief Financial
William B. Horne	Officer and Principal Accounting	November 8, 2007
Officer and Director

/s/ David Augustine	Director	November 8, 2007
David Augustine

/s/ Louis Glazer	Director	November 8, 2007
Louis Glazer, M.D., Ph.G.

/s/ Herbert Langsam	Director	November 8, 2007
Herbert Langsam

/s/ Wayne Lin	Director	November 8, 2007
Wayne Lin