Form 10-Q
period 2007-09-30
Patient Safety Technologies, Inc
filed 2007-11-14
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER   001-09727

PATIENT SAFETY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3419202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

There were 11,972,710 shares of the registrant's common stock outstanding as of November 13, 2007.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2007

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS

Cash	$83,515	$3,775
Accounts receivable	63,482	65,933
Inventories	27,491	42,825
Prepaid expenses	176,556	78,834
Other current assets	13,420	13,125

TOTAL CURRENT ASSETS	364,464	204,492

Restricted certificate of deposit	87,500	87,500
Notes receivable	153,668	153,668
Property and equipment, net	561,282	328,202
Assets held for sale, net	—	3,189,674
Goodwill	1,762,527	1,687,527
Patents, net	3,845,143	4,088,850
Long-term investments	1,430,563	1,441,533

TOTAL ASSETS	$8,205,147	$11,181,446

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable, current portion - net	$1,293,286	$3,517,149
Accounts payable	843,091	1,295,849
Accrued liabilities	661,823	824,466

TOTAL CURRENT LIABILITIES	2,798,200	5,637,464

Notes payable, less current portion - net	2,530,558	2,527,562
Deferred tax liabilities	1,385,331	1,473,066

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1.00 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding
at September 30, 2007 and December 31, 2006
(Liquidation preference of $1,229,138 at September 30, 2007 and $1,190,813 at
December 31, 2006)	10,950	10,950
Common stock, $0.33 par value: 25,000,000 shares authorized;
10,643,686 shares issued and outstanding as of September 30, 2007; 7,489,026
shares issued and 6,874,889 shares outstanding at December 31, 2006	3,512,416	2,471,379
Additional paid-in capital	32,629,842	29,654,341
Accumulated deficit	(34,662,150)	(29,483,910)

	1,491,058	2,652,760

Less: 614,137 shares of treasury stock, at cost, at December 31, 2006	—	(1,109,406)

TOTAL STOCKHOLDERS' EQUITY	1,491,058	1,543,354

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,205,147	$11,181,446

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES	$212,999	$18,514	$833,618	$122,389

OPERATING EXPENSES
Cost of sales	111,975	101,478	513,645	101,478
Salaries and employee benefits	620,014	524,994	1,911,077	3,411,191
Professional fees	140,361	445,430	610,367	1,573,450
Rent	13,022	27,022	59,392	91,085
Insurance	60,184	57,846	160,716	130,782
Taxes other than income taxes	3,260	25,909	68,160	79,577
Amortization of patents	81,235	81,235	243,706	243,706
General and administrative	322,398	280,289	917,518	842,544

Total operating expenses	1,352,449	1,544,203	4,484,581	6,473,813

Operating loss	(1,139,450)	(1,525,689)	(3,650,963)	(6,351,424)

OTHER INCOME (EXPENSES)
Interest, dividend income and other	—	1,141	4,287	2,250
Realized gain (loss) on investments, net	—	(1,387,328)	22,394	(1,437,481)
Interest expense	(810,415)	(1,940,653)	(1,418,354)	(2,930,850)
Unrealized gain (loss) on marketable securities, net	—	(27,682)	—	16,901

Loss from continuing operations before income taxes	(1,949,865)	(4,880,211)	(5,042,636)	(10,700,604)

Income tax benefit	29,245	29,245	87,735	87,734

Loss from continuing operations	(1,920,620)	(4,850,966)	(4,954,901)	(10,612,870)

Loss from discontinued operations	(18,922)	(767,866)	(165,851)	(1,497,227)

Net loss	(1,939,542)	(5,618,832)	(5,120,752)	(12,110,097)

Preferred dividends	(19,163)	(19,162)	(57,488)	(57,487)

Loss applicable to common shareholders	$(1,958,705)	$(5,637,994)	$(5,178,240)	$(12,167,584)

Basic and diluted net loss per common share
Continuing operations	$(0.18)	$(0.75)	$(0.53)	$(1.70)
Discontinued operations	$—	$(0.12)	$(0.02)	$(0.24)

Net loss	$(0.18)	$(0.87)	$(0.55)	$(1.94)

Weighted average common shares outstanding - basic and diluted	10,625,697	6,499,929	9,501,249	6,258,461

Comprehensive loss:
Net loss	$(1,939,542)	$(5,618,832)	$(5,120,752)	$(12,110,097)
Other comprehensive (loss) gain, unrealized gain (loss) on available-for-sale investments	—	(176,168)	—	(2,408,611)

Total comprehensive loss	$(1,939,542)	$(5,795,000)	$(5,120,752)	$(14,518,708)

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)

	For The Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(5,120,752)	$(12,110,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133,478	68,807
Amortization of patents	243,706	243,706
Non-cash interest	1,044,560	2,879,603
Goodwill impairment	—	971,036
Realized (gain) loss on investments, net	(32,561)	1,437,481
Unrealized gain on marketable securities	—	(16,901)
Stock-based compensation to employees and directors	843,310	2,399,269
Stock-based compensation to consultants	57,249	604,445
Income tax benefit	(87,735)	(87,734)
Changes in operating assets and liabilities:
Accounts receivable	2,451	901,428
Marketable securities, net	—	809,260
Inventories	15,334	10,271
Prepaid expenses	402,278	(26,815)
Other current assets	(295)	(33,730)
Assets held for sale, net	21,818	—
Accounts payable	(452,758)	721,876
Accrued liabilities	344,833
Due to broker	—	(801,863)

Net cash used in operating activities	(2,585,084)	(2,029,958)

Cash flows from investing activities:
Purchase of property and equipment	(386,764)	(2,289,355)
Proceeds from sale of property and equipment	42,600	—
Proceeds from sale of assets held for sale, net	3,178,023	249,585

Net cash provided by (used in) investing activities	2,833,859	(2,039,770)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	3,051,100	250,000
Proceeds from notes payable	100,000	6,939,119
Payments and decrease on notes payable	(3,300,974)	(3,172,442)
Payments of preferred dividends	(19,162)	—

Net cash (used in) provided by financing activities	(169,036)	4,016,677

Net increase (decrease) in cash	79,739	(53,051)

Cash at beginning of period	3,775	79,373

Cash at end of period	$83,514	$26,322

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For The Nine Months Ended September 30,
	2007	2006

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$222,230	$216,779

Supplemental schedule of non cash investing and financing activities:
Dividends accrued	$38,325	$57,487
Issuance of common stock in connection with prepaid legal services	$—	$50,000
Issuance of common stock in connection with contingent payment with Surgicount acquisition	$75,000	$—
Issuance of common stock in payment of notes payable and accrued interest	$579,801	$—
Issuance of common stock for inventory	$500,000	$—
Payment of accrued liability with long-term investments	$10,969	$—
Reclassification of accrued interest to notes payable, less current portion - net	$348,614	$—

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
September 30, 2007

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

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2007, the Company has an accumulated deficit of approximately $34.7 million and a working capital deficit of approximately $2.4 million. For the nine months ended September 30, 2007, the Company incurred a loss of approximately $5.2 million and has used approximately $2.6 million in cash in its operations. Further, as of September 30, 2007 the Company has only generated minimal revenues from its medical products and healthcare solutions segments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has relied on liquidating investments and short-term debt financings to fund a large portion of its operations. In order to ensure the continued viability of the Company, equity financing must be obtained and profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. Although the Company has received equity financing during the nine months ended September 30, 2007, the Company is currently seeking additional financing and believes that it will be successful. However, no assurances can be made that it will be successful obtaining a sufficient amount of equity financing to continue to fund its operations or that the Company will achieve profitable operations and positive cash flow from its medical products segment. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The consolidated balance sheet as of December 31, 2006 was derived from the Company’s audited financial statements. The consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Results of the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. All intercompany transactions have been eliminated in consolidation.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

Revenue Recognition

The Company complies with SEC Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, amended by SAB 104, Revenue Recognition. Consulting service contract revenue is recognized when the service is performed. Consequently, the recognition of such consulting service contract revenue is deferred until each phase of the contract is complete. Revenues generated by the Company’s previously owned automated car wash subsidiary, Automotive Services Group were recognized at the time of service. Revenues from sales of the Safety-SpongeTM System are recorded upon shipment.

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

Long-Lived Assets

The Company evaluates long-lived assets for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires impairment evaluation on long-lived assets used in operations when indicators of impairment are present.  Reviews are performed to determine whether the carrying value of an asset is impaired, based on a comparison to undiscounted expected future cash flows.  If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows and a discount rate based upon the Company’s weighted average cost of capital adjusted for risks associated with the related operations.  Impairment is based on the excess of the carrying amount over the fair value of those assets.

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods in which the Company granted employee stock options have been restated to reflect the fair value method of recognizing expenses from stock options prescribed by SFAS 123(R). During the three and nine months ended September 30, 2007, the Company had stock-based compensation expense of $207,000 and $843,000, respectively, related to issuances to the Company’s employees and directors, included in reported net losses for these periods. The total amount of stock-based compensation for the nine months ended September 30, 2007 of $843,000 included expenses related to restricted stock grants valued at $421,000 and stock options valued at $422,000. During the three and nine months ended September 30, 2006, the Company had stock-based compensation expense, from issuances to the Company’s employees and directors, included in reported net loss of $274,000 and $2,399,000, respectively. The total amount of stock-based compensation for the nine months ended September 30, 2006, of $2,399,000, included restricted stock grants valued at $1,102,000 and stock options valued at $1,297,000.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

During the three and nine months ended September 30, 2007, the Company had stock-based compensation expense from issuances of restricted stock and warrants to consultants of the Company included in reported net loss of nil and $57,000, respectively. During the three and nine months ended September 30, 2006, the Company had stock-based compensation expense, from issuances of restricted stock and warrants to consultants of the Company included in reported net loss of $56,000 and $604,000, respectively. Additionally, during the three and nine months ended September 30, 2006, the Company issued restricted stock valued at $50,000 for prepaid legal expenses.

A summary of stock option activity for the nine months ended September 30, 2007 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2006	26,026	1,704,000	$4.50	8.73
Restricted Stock Awards	(79,036)
Grants	(125,000)	125,000	$1.66	9.59
Cancellations	599,000	(599,000)	$4.59	8.25

September 30, 2007	420,990	1,230,000	$4.17	8.19	$—

Options exercisable at:
December 31, 2006		832,625	$4.90	8.54	$—
September 30, 2007		701,250	$4.74	7.87	$—

All options that the Company granted during the nine months ended September 30, 2007 and 2006 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Nine Months ended September 30,
	2007	2006
Weighted average risk free interest rate	4.50%	3.75%
Weighted average life (in years)	5.00	3.00
Volatility	98 - 100%	87 - 89%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$1.22	$3.78

As of September 30, 2007, total unrecognized compensation cost related to unvested stock options was $672,000. This cost is expected to be recognized over a weighted average period of 1.40 years.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” realization threshold. The Company adopted FIN 48 on January 1, 2007 and in connection with its adoption, no liability for unrecognized income tax benefits was recorded and no interest and penalties related to uncertain tax positions was recognized. The tax years 2003 - 2006 remain open to examination by the major taxing jurisdictions.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact adoption of SFAS No. 159 will have on our consolidated financial statements.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

4. DISCONTINUED OPERATIONS

As part of a strategic plan to dispose of all the Company’s non-patient safety related assets, during the fourth quarter of 2006 the Company began marketing for sale the assets of ASG, located in Alabama. The Company completed the sale of one operating car wash on June 29, 2007 and two parcels of undeveloped land during the three months ended September 30, 2007. The assets of ASG met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

The following sets forth the discontinued operations for the three and nine months ended September 30, 2007 and 2006 related to the held for sale assets of Automotive Services Group:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Operating revenues	$—	$103,735	$309,455	$235,351
Operating expenses	—	760,997	262,323	1,357,212
Depreciation and amortization	—	10,955	21,819	21,378
Interest expense	—	99,649	201,331	353,988
Gain (loss) on sale of assets	(18,922)	—	10,167	—

Loss from discontinued operations	$(18,922)	$(767,866)	$(165,851)	$(1,497,227)

The following sets forth the assets that are held for sale that are related to the discontinued operations:

	September 30,	December 31,
	2007	2006
Property and equipment, net	$—	$3,189,674
Goodwill	—	—
Other assets	—	—
Total assets of discontinued operations	$—	$3,189,674

On June 29, 2007, ASG completed the sale of its express car wash and underlying real estate in Birmingham, Alabama for $1,500,000, which resulted in a realized gain of $29,000. The purchase of the express car wash and underlying real estate was made by Charles H. Dellaccio and Darrell Grimsley. Mr. Grimsley is the Chairman of the Board and Chief Executive Officer of Automotive Services Group.

On July 3, 2007, ASG completed the sale of real property located in Tuscaloosa, Alabama (the “Tuscaloosa Undeveloped Land”) to Twin Properties, LLC. Pursuant to the agreement, ASG was responsible for obtaining title insurance, all required taxes related to the transaction and providing a marketable title in fee simple to Twin Properties, LLC. ASG sold the Tuscaloosa Undeveloped Land for $965,000, which resulted in a realized loss of $72,000.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

On August 13, 2007, ASG completed the sale of real property located in Birmingham, Alabama (the “Birmingham Undeveloped Land”) to Mr. Dellaccio and Mr. Grimsley. ASG sold the Birmingham Undeveloped Land for $750,000, which resulted in a realized gain of $53,000. The sales of the Tuscaloosa and Birmingham Undeveloped Land represent the remaining assets held for sale by ASG.

5. OTHER CURRENT ASSETS

At September 30, 2007 and December 31, 2006, the Company had other current assets of $13,000 consisting primarily of security deposits.

6. GOODWILL AND PATENTS

The Company’s goodwill relates to its SurgiCount subsidiary. As discussed in Note 10, the Company recorded an additional $75,000 of goodwill as a result of the issuance of 50,000 shares of the Company’s common stock to the SurgiCount founders. Patents, net, as of September 30, 2007 and December 31, 2006 are composed of patents:

	Septemer 30, 2007	December 31, 2006
Patents	$4,684,576	$4,684,576
Accumulated amortization	(839,433)	(595,726)
	$3,845,143	$4,088,850

7. LONG-TERM INVESTMENTS

Long-term investments at September 30, 2007 and December 31, 2006 are comprised of the following:

	September 30, 2007	December 31, 2006
Alacra Corporation	$1,000,000	$1,000,000
Investments in Real Estate	430,563	430,563
Digicorp	—	10,970
	$1,430,563	$1,441,533

Alacra Corporation

At September 30, 2007, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation (“Alacra”), recorded at its cost of $1,000,000, and classified as an available-for-sale investment. The Company has the right, to the extent that Alacra has sufficient available capital, to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends beginning on December 31, 2006. Alacra, based in New York, is a global provider of business and financial information.

Investments in Real Estate

At September 30, 2007, the Company’s real estate investments consist of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee, which are recorded at their cost of $430,563

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

8. NOTES PAYABLE

Notes payable at September 30, 2007 and December 31, 2006 are comprised of the following:

	September 30, 2007	December 31, 2006
Note payable to Winstar Radio Networks, LLC (a)	$—	$450,000
Notes payable to Ault Glazer Capital Partners, LLC (b)	2,530,558	2,575,528
Note payable to Steven J. Caspi (c)	—	1,000,000
Note payable to Steven J. Caspi (d)	—	1,495,281
Notes payable to Herb Langsam (e)	600,000	600,000
Note payable to Charles Kalina III (f)	400,000	400,000
Other notes payable	332,539	598,232
Total notes payable	3,863,097	7,119,041
Less: debt discount on beneficial conversion feature	(39,253)	(1,074,330)
	3,823,844	6,044,711
Less: current portion	(1,293,286)	(3,517,149)
Notes payable - long-term portion	$2,530,558	$2,527,562

Aggregate future required principal payments on these notes during the twelve month period subsequent to September 30, 2007 are as follows:

2007	$761,241
2008	571,298
2009	—
2010	2,530,558
$3,863,097

(a)
On August 28, 2001, the Company made an investment in Excelsior Radio Networks, Inc. (“Excelsior”) which was completely liquidated during 2005. As part of the purchase price paid by the Company for its investment in Excelsior, the Company issued a $1,000,000 note to Winstar Radio Networks, LLC, a Delaware limited liability company (“Winstar”). This note was due February 28, 2002 with interest at 3.54% per annum but in accordance with the agreement the Company had a right of offset against certain representations and warranties made by Winstar. The Company applied offsets of $215,000 against the principal balance of the note relating to legal fees attributed to our defense of certain lawsuits filed against us. The Company has consistently asserted that the due date of the note was extended until the lawsuit discussed in Note 13 is settled. However, on February 3, 2006, Winstar Global Media, Inc. (“WGM”) filed a lawsuit against the Company in an attempt to collect upon the $1,000,000 note between the Company and Winstar. On September 5, 2006, the Company reached a settlement agreement with WGM whereas the Company agreed to pay Winstar $750,000, pursuant to an agreed upon payment schedule, on or before July 2, 2007. On November 7, 2006, The United States Bankruptcy Court for the District of Delaware, approved the Company’s settlement agreement with WGM. Pursuant to the settlement agreement, the Company made payments of $300,000 during 2006 and the remaining $450,000 during the three months ended March 31, 2007. The Company recorded a gain during 2006 of $191,000 on the elimination of principal and interest in excess of the settlement amount which is included in gain on debt extinguishment in the accompanying statement of operations.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

(b)   On February 8, 2006, Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”), a related party, loaned $687,000 to ASG. As consideration for the loan, ASG issued the Fund a secured promissory note in the principal amount of $687,000 (the “ASG Note”) and granted a real estate mortgage in favor of the Fund relating to certain real property located in Jefferson County, Alabama (the “ASG Property”). The ASG Note, as amended, had an interest rate of 10% per annum and was due on September 15, 2006. The Fund received warrants to purchase 20,608 shares of the Company’s common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $44,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. The entire amount of the debt discount was amortized as interest expense. As security for the performance of ASG’s obligations pursuant to the ASG Note, ASG had granted the Fund a security interest in all personal property and fixtures located at the ASG Property. During the nine months ended September 30, 2007 and 2006, the Company incurred interest expense, excluding amortization of debt discount, of $28,000 and $44,000, respectively, on the ASG Note.

As of December 31, 2006, the Fund loaned $1,495,000 to ASG in addition to the ASG Note. The loans were advanced to ASG, pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "Real Estate Note"). The Real Estate Note had an interest rate of 3% above the Prime Rate as published in the Wall Street Journal. All unpaid principal, interest and charges under the Real Estate Note were due in full on July 31, 2010. The Real Estate Note was collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and the Fund. During the nine months ended September 30, 2007 and 2006, the Company incurred interest expense of $70,000 and $118,000, respectively, on the Real Estate Note.

Effective June 1, 2007, the entire unpaid principal and interest under the ASG Note and Real Estate Note were restructured into a new Convertible Secured Promissory Note (the "AG Partners Convertible Note") in the principal amount of $2,530,558 with an effective date of June 1, 2007. The AG Partners Convertible Note bears interest at the rate of 7% per annum and is due on the earlier of December 31, 2010, or the occurrence of an event of default. In the event that the average closing price of the Company’s common stock is in excess of $5.00 per share for thirty (30) consecutive trading days, the Company will have the right to redeem the promissory note in shares or in cash. In the event of redemption in shares, the principal is convertible into shares of the Company’s common stock at a conversion price of $2.50. The promissory note is secured by all of the Company’s assets. Should the Company raise up to $2,000,000 in a new credit facility, including any replacement credit facilities, the Fund is required to subordinate its security interest in favor of the new credit facility. During the nine months ended September 30, 2007, the Company incurred interest expense of $59,000 on the AG Partners Convertible Note.

From March 7, 2006 through October 16, 2006, the Fund loaned the Company a total of $524,000, of which $130,000 was repaid during 2006. The loans were advanced to the Company pursuant to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) entered into with the Fund on March 7, 2006. The Revolving Line of Credit allowed the Company to request advances of up to $500,000 from the Fund. Each advance under the Revolving Line of Credit was evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit required repayment with interest at the Prime Rate plus 1% within 60 days from issuance. The outstanding principal balance of $394,000 and accrued interest of $28,000, which was in default, was converted into 337,439 shares of the Company’s common stock at a conversion price of $1.25 per share. During the nine months ended September 30, 2007 and 2006, the Company incurred interest expense of $15,000 and $8,000, respectively, on the Revolving Line of Credit.

(c)
On January 12, 2006, Steven J. Caspi loaned $1,000,000 to ASG. As consideration for the loan, ASG issued Mr. Caspi a promissory note in the principal amount of $1,000,000 (the “Caspi Note”) and granted Mr. Caspi a mortgage on certain real estate owned by ASG and a security interest on all personal property and fixtures located on such real estate as security for the obligations under the Caspi Note. In addition, the Company entered into an agreement guaranteeing ASG’s obligations pursuant to the Caspi Note and Mr. Caspi received warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The Company recorded debt discount in the amount of $92,000 based on the estimated fair value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. The entire amount of the debt discount was amortized as interest expense. The Caspi Note initially accrued interest at the rate of 10% per annum, which together with principal, was due to be repaid on July 13, 2006. The Caspi Note was not repaid until June 29, 2007. During the period of time that the Caspi Note was in default interest accrued at the rate of 18% per annum. During the nine months ended September 30, 2007 and 2006, the Company incurred interest expense of $89,000 and $87,000, respectively, on the Caspi Note.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

(d)
From September 8, 2006 through September 19, 2006, Mr. Caspi loaned the Company a total of $1,495,281. As consideration for the loan, the Company issued Mr. Caspi a Convertible Promissory Note in the principal amount of $1,495,281 (the “Second Caspi Note”). The Second Caspi Note accrued interest at the rate of 12% per annum and was due upon the earlier of March 31, 2008 or, the occurrence of an event of default. As security for the performance of the Company’s obligations pursuant to the Second Caspi Note, the Company granted Mr. Caspi a security interest in certain real property. Mr. Caspi received warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. The Second Caspi Note was repaid on August 13, 2007. During the nine months ended September 30, 2007 and 2006, the Company incurred interest expense, excluding amortization of debt discount, of $109,000 and $11,000, respectively, on the Second Caspi Note.

As the effective conversion price of the Second Caspi Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $769,000 based on the intrinsic value of the beneficial conversion feature of the note.

The warrant issued to Mr. Caspi in conjunction with the Second Caspi Note will expire after September 8, 2011. The Company recorded debt discount in the amount of $231,000 based on the estimated fair value of the warrants. The debt discount as a result of the beneficial conversion feature of the note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the nine months ended September 30, 2007 and 2006, interest expense of $877,000 and $95,000 has been recorded from the debt discount amortization.

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

On November 13, 2006, Mr. Langsam, loaned the Company an additional $100,000. The loan is documented by a $100,000 Secured Promissory Note (the “Second Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Second Langsam Note accrues interest at the rate of 12% per annum and has a maturity date of May 13, 2007. Mr. Langsam received warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $17,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the nine months ended September 30, 2007, interest expense of $12,000 has been recorded from the debt discount amortization. Pursuant to the terms of a Security Agreement dated November 13, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Second Langsam Note.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

During the nine months ended September 30, 2007 and 2006, the Company incurred interest expense, excluding amortization of debt discount, of $64,000 and $24,000, respectively, on the Langsam Notes. At September 30, 2007 and December 31, 2006 accrued interest on the Langsam Notes totaled $114,000 and $50,000, respectively.

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

On November 3, 2006 the balance due under the Kalina Note was added to a new Convertible Promissory Note in the principal amount of $400,000 (the “Second Kalina Note”), pursuant to which the Company received proceeds of approximately $150,000. The Second Kalina Note bears interest at the rate of 12% per annum and is due on January 31, 2008 or, the occurrence of an event of default. Mr. Kalina received warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. During the nine months ended September 30, 2007, the Company incurred interest expense, excluding amortization of debt discount of $34,000 on the Second Kalina Note. At September 30, 2007 and December 31, 2006 accrued interest on the Second Kalina Note totaled $8,000 and $10,000, respectively.

As the effective conversion price of the Second Kalina Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $77,000 based on the intrinsic value of the beneficial conversion feature of the note.

The warrant issued to Mr. Kalina in conjunction with the Second Kalina Note will expire after November 3, 2011. The Company recorded debt discount in the amount of $29,000 based on the estimated fair value of the warrants. The debt discount as a result of the beneficial conversion feature of the note and the estimated fair value of the warrants will be amortized as non-cash interest expense over the term of the debt using the effective interest method. During the nine months ended September 30, 2007, interest expense of $68,000 has been recorded from the debt discount amortization.

9. ACCRUED LIABILITIES

Accrued liabilities at September 30, 2007 and December 31, 2006 are comprised of the following:

	September 30, 2007	December 31, 2006
Accrued interest	$318,370	$520,114
Accrued professional fees	—	10,000
Accrued dividends on preferred stock	134,138	95,812
Accrued salaries	123,604	197,495
Other	85,711	1,045
	$661,823	$824,466

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)
10. EQUITY TRANSACTIONS

On January 29, 2007, the Company entered into a subscription agreement with A Plus, pursuant to which the Company sold to A Plus 800,000 shares of its common stock and warrants to purchase an additional 300,000 shares of its common stock. The Company received gross proceeds of $500,000 in cash and will receive $500,000 in product over the course of the next twelve (12) months. As of September 30, 2007, the Company had received $401,000 in product and the remaining $99,000 is included in prepaid expenses. The warrants have a term of five (5) years and an exercise price equal to $2.00 per share.

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

Pursuant to the February 2005 Agreement and Plan of Merger and Reorganization (the “Merger”) between the Company and SurgiCount, in the event that prior to the fifth anniversary of the closing of the Merger the cumulative gross revenues of SurgiCount exceed $500,000, the Company is obligated to issue an additional 50,000 shares of the Company’s common stock to certain SurgiCount founders. Should the cumulative gross revenues exceed $1,000,000 during the five-year period ended February 2010, the additional shares would be increased by 50,000, for a total of 100,000 additional shares. During the quarter ended June 30, 2007, cumulative gross revenues of SurgiCount exceeded $500,000 and as such the Company issued 50,000 shares to the SurgiCount founders. The Company recorded $75,000 of goodwill as a result of these issuances, based on the estimated fair value of the shares.

11. WARRANTS

During the nine months ended September 30, 2007, a total of 1,508,920 warrants, at an average exercise price of $2.00 per share were issued primarily in connection with the various subscription agreements entered into by the Company as well as payment for services and accrued interest. The warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 4.50%, five years and 63% - 97%, respectively. Warrants granted during the year ended December 31, 2006 were valued using an expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75% - 4.50%, three to five years and 63% - 88%, respectively. As of September 30, 2007, a total of 4,751,321 warrants, at exercise prices ranging from $1.25 to $6.05 remain outstanding.

12. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007 and year ended December 31, 2006, the Company paid approximately 25% of the base rent on the corporate offices and The Ault Glazer Group, Inc. ("Ault Glazer") paid the remaining base rent based upon their respective usage of the facilities. Together, Milton “Todd” Ault III, our former Chairman and Chief Executive Officer of the Company, and Louis Glazer, a Class I Director of the Company, and Melanie Glazer, the former Manager of our real estate segment, (together, the “Glazers”) own a controlling interest in the outstanding capital stock of Ault Glazer. As of September 30, 2007 and December 31, 2006, Ault Glazer, Mr. Ault and the Glazers indirectly beneficially own or control approximately 26% and 40%, respectively, of the outstanding common stock of the Company and beneficially own approximately 98.2% of the outstanding preferred stock of the Company.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements - Unaudited (continued)

IPEX, Inc.

During the three and nine months ended September 30, 2006, the Company recognized revenue of nil and $104,000, respectively, in connection with consulting services provided to IPEX. The Company’s former Chairman and Chief Executive Officer and significant beneficial owner of the Company served as a director of IPEX during that period. Further, the Chief Executive Officer of ASG served as an IPEX director and member of IPEX’s Audit Committee from August 2005 through January 2006.

Digicorp

At December 31, 2006, the Company had an investment in Digicorp recorded in long-term investments. The Company’s Chief Executive Officer and Chief Financial Officer was also Chief Financial Officer of Digicorp and remains a director of the Company. Further, certain Company officers and directors, both past and present, served in various management and director roles at Digicorp.

Loans

During the nine months ended September 30, 2007 and the year ended December 31, 2006, the Company received loans from Ault Gazer Capital Partners, LLC (the “Fund”). Ault Glazer & Company Investment Management, LLC (“AG & Company IM”) is the managing member of the Fund. The managing member of AG & Company IM is Ault Glazer. Mr. Ault is Chairman, Chief Executive Officer and President of Ault Glazer. Until June 8, 2006, the Company’s current Chief Executive Officer, Chief Financial Officer and Director was also Chief Financial Officer of Ault Glazer.

ASG

During the period from June 29, 2007 to August 13, 2007, Automotive Services Group sold its express car wash and underlying real estate and a parcel of undeveloped land located in Birmingham, Alabama to Charles H. Dellaccio and Darrell Grimsley. Mr. Grimsley is the Chairman of the Board and Chief Executive Officer of Automotive Services Group.

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

15. SUBSEQUENT EVENTS

On October 17, 2007, the Company sold, in a private placement exempt from the registration requirements of the Securities Act, 1,270,000 shares of its common stock (“Common Stock”) at $1.25 price per share and issued five-year warrants to purchase 763,000 shares of Common Stock (the “Warrants”) at an exercise price of $1.40 per share, pursuant to a Securities Purchase Agreement (the “Agreement”) entered into with Francis Capital Management, LLC, an accredited investor. The investor paid $1,500,000 in cash and agreed to extinguish $90,000 in existing debt owed to it by the Company. Pursuant to the terms of the Agreement, the Company may sell up to an aggregate of $3,000,000 in common stock and warrants under the Agreement by no later than November 16, 2007.

Francis Capital Management was granted, along with other potential investors in the offering, the right to designate up to two individuals for appointment to the Company’s Board of Directors, subject to approval of the Company’s Board of Directors, which approval shall not be unreasonably withheld. In order to provide for the new Board designees, William B. Horne intends to resign from the Board of Directors.

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

Overview

Patient Safety Technologies, Inc. (referred to herein as the “Company,” “we,” “us,” and “our”) currently conducts its operations through a single wholly-owned operating subsidiary: SurgiCount Medical, Inc., a California corporation. Beginning in July 2005 through August 2007, the Company’s wholly-owned subsidiary, Automotive Services Group, Inc. (formerly known as Ault Glazer Bodnar Merchant Capital, Inc.), a Delaware corporation, held the Company’s investment in Automotive Services Group, LLC (“ASG”), its wholly-owned express car wash subsidiary. During the period from June 29, 2007 to August 13, 2007, Automotive Services Group sold all the assets held by ASG.

The Company, including SurgiCount Medical Inc. (“SurgiCount”), is engaged in the acquisition of controlling interests in companies and research and development of products and services focused primarily in the health care and medical products field, particularly the patient safety markets. SurgiCount is a developer and manufacturer of patient safety products and services. In addition, the Company holds various other unrelated investments which it is in the process of liquidating. The unrelated investments are recorded on the Company’s balance sheet in “long-term investments”.

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

On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the SEC. At September 30, 2007, 12.2% of our assets, consisting primarily of our investment in Alacra Corporation, on a consolidated basis with our subsidiary were comprised of investment securities within the meaning of the 1940 Act (“Investment Securities”). If the value of our assets that consist of Investment Securities were to exceed 40% of our total assets (excluding government securities and cash items) on an unconsolidated basis we could be required to re-register as an investment company under the 1940 Act unless an exemption or exclusion applies. We continue to evaluate ways in which we can dispose of these Investment Securities and do not believe that the value of our Investment Securities will increase in an amount that would require us to re-register as a BDC. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, building and operating companies in the patient safety medical products industry. Registration under the 1940 Act would also subject us to increased regulatory and compliance costs, and other restrictions on the way we operate and would change the method of accounting for our assets under GAAP.

Our operations currently focus on the acquisition of controlling interests in companies and research and development of products and services in the health care and medical products field, particularly the patient safety markets. In the past we also focused on the financial services and real estate industries. On October 2005 our Board of Directors authorized us to evaluate alternative strategies for the divesture of our non-healthcare assets. As an extension on our prior focus on real estate, in March 2006 we acquired the remaining 50% equity interest in ASG and upon doing so we entered the business of developing properties for the operation of automated express car wash sites. However, on March 29, 2006, our Board of Directors determined to focus our business exclusively on the patient safety medical products field. The Board of Directors established a special committee in January 2007 to evaluate potential divestiture transactions for ASG and our other real estate assets. The divestiture of ASG was completed on August 13, 2007.

SurgiCount Medical, Inc., developer of the Safety- Sponge™ System was acquired to enhance our ability to focus our efforts in the health care and medical products field, particularly the patient safety markets. Currently, we are evaluating ways in which to monetize our remaining non-patient safety related assets (the “non-core assets”).

SurgiCount’s Safety-Sponge System helps reduce the number of retained sponges and towels in patients during surgical procedures and allows for faster and more accurate counting of surgical sponges. The SurgiCount Safety-Sponge System is a patented turn-key array of modified surgical sponges, line-of-sight scanning SurgiCounters, and printPAD printers integrated together to form a comprehensive counting and documentation system. The Safety-Sponge System works much like a grocery store checkout process: Every surgical sponge and towel is affixed with a unique inseparable two-dimensional data matrix bar code and used with a SurgiCounter to scan and record the sponges during the initial and final counts. Because each sponge is identified with a unique code, a SurgiCounter will not allow the same sponge to be counted more than one time. When counts have been completed at the end of a procedure, the system will produce a printed report, or can be modified to work with a hospital's paperless system. By scanning the surgical dressings in at the beginning of a surgical procedure and then scanning them out at the end of the procedure, the sponges can be counted faster and more accurately than traditional methods which require two medical personnel manually counting the used and un-used sponges. The Safety-Sponge System is the only FDA 510k approved computer assisted sponge counting system. SurgiCount is the first acquisition in our plan to become a leader in the patient safety market.

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

Investments in non-marketable securities are inherently risky and the one remaining privately held company that we have invested in may fail. Its success (or lack thereof) is dependent upon product development, market acceptance, operational efficiency and other key business success factors. In addition, depending on its future prospects, it may not be able to raise additional funds when needed or it may receive lower valuations with less favorable investment terms than in previous financings, thus causing our investments to become impaired.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact adoption of SFAS No. 159 will have on our consolidated financial statements.

Financial Condition, Liquidity and Capital Resources

Our cash balance was $84,000 at September 30, 2007, versus $4,000 at December 31, 2006. Total current liabilities were $2,798,000 at September 30, 2007, versus $5,637,000 at December 31, 2006. The minor amount of cash, combined with relatively insignificant amounts of other current assets, resulted in working capital deficit of approximately $2,434,000 at September 30, 2007. Since we continue to have recurring losses we have relied upon private placements of equity and debt securities and we may rely on private placements to fund our capital requirements in the future. From August 2006 through the date of this report we have sold to accredited investors in our private placements, as reflected below, $5,828,000 in equity securities.

2006 private placements

Between August 17, 2006 and December 15, 2007, we entered into various subscription agreements with accredited investors in private placements exempt from the registration requirements of the Securities Act. We issued and sold to these accredited investors an aggregate of 438,000 shares of our common stock and warrants to purchase an additional 119,000 shares of our common stock. The warrants are exercisable for a period of three years with an exercise price equal to $2.00. These issuances resulted in gross cash proceeds to us of $548,000. We used the net proceeds from these private placement transactions primarily for general corporate purposes and repayment of existing liabilities.

2007 private placements

Between January 29, 2007 and June 8, 2007, we entered into various subscription agreements with accredited investors in private placements exempt from the registration requirements of the Securities Act. We issued and sold to these accredited investors an aggregate of 2,952,000 shares of our common stock and warrants to purchase an additional 1,376,000 shares of our common stock. The warrants are exercisable for a period of three to five years with an exercise price equal to $2.00. These issuances resulted in aggregate gross proceeds to us of $3,690,000, of which $3,190,000 was in cash and $500,000 was in product which we will receive over the course of a twelve (12) month period. We used the net proceeds from these private placement transactions primarily for general corporate purposes and repayment of existing liabilities

On October 17, 2007, we entered into a securities purchase agreement with Francis Capital Management, LLC (“Francis Capital”), an accredited investor, in a private placement exempt from the registration requirements of the Securities Act. We issued and sold to Francis Capital an aggregate of 1,270,000 shares of our common stock and warrants to purchase an additional 763,000 shares of our common stock. The warrants are exercisable for a period of five years at an exercise price equal to $1.40 per share. These issuances resulted in aggregate gross proceeds to us of $1,500,000 in cash and the extinguishment of $90,000 in existing debt owed to Francis Capital by us. Pursuant to the terms of the securities purchase agreement, the Company may sell up to an aggregate of $3,000,000 in common stock and warrants under the securities purchase agreement by no later than November 16, 2007. We intend to use the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities.

In addition to our private placements, we have also received a significant amount of funding from Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”). AG Management is the managing member of the Fund. The managing member of AG Management is The Ault Glazer Group, Inc. (“The AG Group”) (f/k/a Ault Glazer Bodnar & Company, Inc.). The Company’s former Chairman and former Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of The AG Group. At September 30, 2007 the outstanding principal balance of the loan that we entered into with the Fund was $2,531,000. At September 30, 2007 we also had outstanding promissory notes primarily to two additional lenders in the principal amount of $1,000,000.

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

During the period from June 29, 2007 to August 13, 2007, Automotive Services Group sold all the assets held by ASG thereby completing the liquidation of Automotive Services Group. We received net proceeds, after expenses of the sales, of $3,178,000 which resulted in a gain of $10,000. The majority of the proceeds from the sales were used to repay existing debt. By selling these assets the Company has positioned itself to aggressively pursue the market for surgical sponges in the United States and Europe, which we believe represents a market opportunity equal to or in excess of $650 million in annual sales.

Management is currently seeking additional financing and believes that it will be successful. However, in the event management is not successful in obtaining additional financing, existing cash resources, together with proceeds from investments and anticipated revenues from operations, may not be adequate to fund our operations for the twelve months subsequent to September 30, 2007. However, ultimately long-term liquidity is dependent on our ability to attain future profitable operations. We intend to undertake additional debt or equity financings to better enable us to grow and meet future operating and capital requirements.

As of September 30, 2007, other than our office lease and employment agreements with key executive officers, we had no commitments as liabilities not reflected in our consolidated financial statements.

Cash increased by $80,000 to $84,000 during the nine months ended September 30, 2007, compared to a decrease of $53,000 during the nine months ended September 30, 2006.

Operating activities used $2,585,000 of cash during the nine months ended September 30, 2007, compared to $2,030,000 during the nine months ended September 30, 2006.

Operating activities for the nine months ended September 30, 2007, exclusive of changes in operating assets and liabilities, used $2,919,000 of cash, as the Company's net cash used in operating activities of $2,585,000 included non-cash charges for depreciation and amortization of $377,000, debt discount of $1,045,000 and stock based compensation of $901,000. For the nine months ended September 30, 2006, operating activities, exclusive of changes in operating assets and liabilities, used $3,610,000 of cash, as the Company's net cash used in operating activities of $2,030,000 included non-cash charges for depreciation and amortization of $313,000 and interest of $2,880,000, realized losses of $1,437,000 and stock based compensation of $3,004,000.

Changes in operating assets and liabilities used cash of $334,000 during the nine months ended September 30, 2007, principally due to decreases in the level of accounts payable which were partially offset by an increase in accrued liabilities and a decrease in prepaid expenses. During the nine months ended September 30, 2006, changes in operating assets and liabilities produced cash of $1,580,000 during the nine months ended September 30, 2006, principally due to net proceeds received from marketable securities, decreases in our receivables from investments and increases in the level of accounts payable and accrued liabilities which were partially offset by decreases in the amounts due to our broker. The amount due to our broker was directly attributable to purchases of marketable investment securities that were purchased on margin or to securities that were margined subsequent to their purchase. During the three months ended March 31, 2006, we invested our cash balances in the public equity and debt markets in an attempt to maximize the short-term return on such assets. The amount due to our broker varied throughout the year depending upon the aggregate amount of marketable investment securities held by us and the level of borrowing against our available-for-sale securities. The actual amount of marketable investment securities held was influenced by several factors, including but not limited to, our expectations of potential returns available from what we considered to be mispriced securities as well as the cash needs of our operating activities. During times when we were heavily invested in marketable investment securities, our liquidity position was significantly reduced. We no longer make a practice of investing in marketable investment securities.

The principal factor in the $2,834,000 of cash provided by investing activities during the nine months ended September 30, 2007 was the sale of our express car wash and undeveloped land in Alabama for $3,178,000. This was partially offset by capitalized costs of $286,000 related to the ongoing development of purchased software related to our Safety-Sponge System. The principal factor in the $2,040,000 of cash used in investing activities during the nine months ended September 30, 2006 was the purchase of land of $1,697,000, capitalized construction costs of $383,000 related to ASG, and capitalized costs of $159,000 related to the ongoing development of software related to our Safety-Sponge System offset by proceeds from the sale of long-term investments of $250,000.

Cash used by financing activities during the nine months ended September 30, 2007 of $169,000 resulted primarily from net proceeds from the issuance of common stock and warrants of $3,051,000 offset by the repayment of the Winstar Note in the amount of $450,000 and other notes in the amount of $2,851,000. Cash provided by financing activities during the nine months ended September 30, 2006, of $4,017,000 resulted from the net proceeds from notes payable of $3,767,000 and the proceeds from the issuance of common stock for $250,000.

Investments

Our financial condition is partially dependent on the success of our existing investments. On March 29, 2006 our Board of Directors directed us to liquidate all of our investments and other assets that do not relate to the patient safety medical products business. Some of our investments are subject to restrictions on resale under federal securities laws and otherwise are illiquid, which will make it difficult to dispose of the securities quickly. Since we will be forced to liquidate some or all of the investments on an accelerated timeline, the proceeds of such liquidation may be significantly less than the value at which we acquired the investments. The following is a discussion of our most significant investments at September 30, 2007.

A summary of our investment portfolio, which is valued at $1,431,000 and represents 17.4% of our total assets, is reflected below. Excluding our real estate investments, our investment portfolio represents 12.2% of our total assets. The investment portfolio is classified as long-term investments.

September 30, 2007
Alacra Corporation	$1,000,000
Real Estate	430,563
$1,430,563

Alacra Corporation

At September 30, 2007, we had an investment in Alacra Corporation ( “Alacra” ), valued at $1,000,000, which represents 12.2% of our total assets. On April 20, 2000, we purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. Alacra has recorded revenue growth in every year since the Company’s original investment. Further, Alacra is forecasting that 2007 revenues will be approximately $19.2 million, which would represent an increase of 22% over 2006 unaudited revenues and result in net income of approximately $750,000. At December 31, 2006, Alacra reported in their unaudited financial statements, total assets of approximately $4.7 million with total liabilities of approximately $7.4 million. Deferred revenue, which represents subscription revenues that are amortized over the term of the contract, which is generally one year, represented approximately $3.7 million of the total liabilities. We have the right, subject to Alacra having the available cash, to have the preferred stock redeemed by Alacra over a period of three years for face value plus accrued dividends beginning on December 31, 2006. Pursuant to this right, in December 2006 we informed management of Alacra that we were exercising our right to put back one-third of our preferred stock. If Alacra has a sufficient amount of cash to redeem our preferred stock, which we believe it has, we would expect the redemption to occur in December 2007. In connection with this investment, the Company was granted observer rights on Alacra board of directors meetings.

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

Investments in Real Estate

At September 30, 2007, we had real estate investments valued at $431,000, which represents 5.2% of our total assets. In the past we held our real estate investments in Ault Glazer Bodnar Capital Properties, LLC (“AGB Properties”). AGB Properties, which was closed during 2006, was a Delaware limited liability company and a wholly owned subsidiary. The real estate investments, consisting of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee, are currently being marketed for sale. During the year ended December 31, 2006, we received payment on loans that were secured by real estate of $50,000. We expect that any future gain or loss recognized on the liquidation of some or all of our real estate holdings would be insignificant primarily due to the short period of time that the properties were owned combined with the absence of any significant changes in property values in the real estate markets where the real estate holdings are located.

Results of Operations

We account for our operations under accounting principles generally accepted in the United States. The principal measure of our financial performance is captioned “Loss available to common shareholders,” which is comprised of the following:

▪	"Revenues," which is the amount we receive from sales of our products;

▪	“Operating expenses,” which are the related costs and expenses of operating our business;

▪	“Interest, dividend income and other, net,” which is the amount we receive from interest and dividends from our short term investments and money market accounts;

▪	“Realized gains (losses) on investments, net,” which is the difference between the proceeds received from dispositions of investments and their stated cost; and

▪
“Unrealized gains (losses) on marketable securities, net,” which is the net change in the fair value of our marketable securities, net of any (decrease) increase in deferred income taxes that would become payable if the unrealized appreciation were realized through the sale or other disposition of the investment portfolio.

Revenues

We recognized revenues of $213,000 and $19,000 during the three months and $834,000 and $122,000 during the nine months ended September 30, 2007 and 2006, respectively. All of the revenues generated during the three and nine months ended September 30, 2007 related to sales of our Safety-Sponge System. Revenues during the three and nine months ended September 30, 2007 from sales of our Safety-Sponge System consisted of sales from the safety sponge of $213,000 and $728,000, respectively, and sales from hardware and supplies of $106,000 during the nine months ended September 30, 2007. Although hardware sales are not considered a recurring item, we expect that once an institution adopts our system, they will be committed to its use and therefore provide a recurring source of revenues for sales of the safety sponge.

We attribute a significant amount of the increase in sales generated by our Safety-Sponge System to increased product awareness and demand. The Safety-Sponge System is currently being evaluated by more than 10 medical institutions, the adoption by any one of which would have a material impact on our revenues. We expect that small medical institutions which adopt the Safety-Sponge System will represent approximately $100,000 in annual revenue whereas the larger institutions could represent annual recurring revenues of $600,000 or more. The adoption by the University of California San Francisco Medical Center in February 2007 of our Safety-Sponge System reflects current demand which we expect will begin to accelerate.

On November 14, 2006, SurgiCount entered into a Supply Agreement with Cardinal Health 200, Inc., a Delaware corporation ("Cardinal"). Pursuant to the agreement, Cardinal shall act as the exclusive distributor of SurgiCount's products in the United States, with the exception that SurgiCount may sell its products to one other hospital supply company, named in the agreement, solely for the sale and distribution to its hospital customers. The term of the agreement is 36 months, unless earlier terminated as set forth therein. Otherwise, the agreement automatically renews for successive 12 month periods. Although we cannot reasonably predict or estimate the financial impact of the agreement with Cardinal we believe it will have a material impact on our results of operations due to the coordination of our sales efforts with Cardinal and their significant presence in the major medical institutions.

Excluding the $19,000 of revenues earned during the three months ended September 30, 2006, all of the revenues earned during the nine months ended September 30, 2006 were the result of a consulting agreement, consented to by IPEX, whereby the majority shareholder of IPEX and former President, former Chief Executive Officer and former director of IPEX (“Majority Shareholder”), retained us to serve as a business consultant to IPEX. In consideration for the services, during December 2005 the Majority Shareholder personally transferred us 500,000 shares of common stock of IPEX as a non-refundable consulting fee. This consulting agreement reflected our prior focus in the financial services and real estate industries. Since we now only focus our efforts on the patient safety markets, we do not expect to recognize revenue from these types of consulting agreements in the future.

Expenses

Operating expenses were $1,352,000 and $1,544,000 for the three months and $4,485,000 and $6,474,000 for the nine months ended September 30, 2007 and 2006, respectively.

The decrease in operating expenses of $1,989,000, for the nine months ended September 30, 2007 when compared to the nine months ended September 30, 2006, was primarily the result of salaries and employee benefits, which decreased by $1,500,000. Our Compensation Committee, currently comprised of two independent directors, determines and recommends to our Board the cash and stock based compensation to be paid to our executive officers and also reviews the amount of salary and bonus for each of our other officers and employees. The most significant component of employee compensation is stock based compensation expense.

For the nine months ended September 30, 2007, we recorded $422,000 related to grants of nonqualified stock options and $295,000 related to restricted stock awards to our employees and $126,000 related to restricted stock awards to our non-employee directors. During the nine months ended September 30, 2006, we recorded $1,297,000 relating to grants of nonqualified stock options and $1,102,000 related to restricted stock awards to our employees and non-employee directors. The issuance of stock options and restricted stock awards to our employees and non-employee directors, adjusted for the $126,000 in restricted stock awards to our non-employee directors which is recorded in general and administrative expenses, resulted in a decrease in stock based compensation expense of $1,682,000 for the nine months ended September 30, 2007. Therefore, excluding stock based compensation, salaries and employee benefits increased by $182,000.

At September 30, 2007, two of our executives were covered under employment agreements. Our Chief Executive Officer of SurgiCount Medical, Inc., Bill Adams is covered under a three year employment agreement with annual base compensation of $300,000 and; our President of Sales and Marketing of SurgiCount Medical, Inc., Richard Bertran, is covered under a three year employment agreement with annual base compensation of $250,000. None of our other executives our currently covered under an employment agreement, therefore, we are under no financial obligation, other than monthly salaries, for our other executive officers. Currently, monthly gross salaries for all of our employees are $135,000. However, prior to the elimination of three positions, monthly gross salaries for all of our employees were $155,000 at September 30, 2007 as opposed to $110,000 at September 30, 2006. We believe, as with all our operating expenses, that our existing cash resources, together with proceeds from investments, anticipated financings and expected revenues from our operations, should be adequate to fund our salary obligations.

The second largest component of our operating expenses is professional fees which decreased by $963,000 during the nine months ended September 30, 2007 compared to the amount reported during the nine months ended September 30, 2006. This decrease is primarily comprised of decreases in stock based compensation to outside consultants of $547,000. During the nine months ended September 30, 2006, stock based compensation expense of $604,000 was the most significant component of professional fees. The majority of the $604,000 that was recorded in stock based compensation related to a consulting agreement that we entered into in February 2006 with Analog Ventures, LLC (“Analog Ventures”) whereby Analog Ventures agreed to consult with us on matters relating primarily to the divestiture of our non-core assets and assist us in our efforts to focus our business exclusively on the patient safety medical products field. As an incentive for entering into the agreement, we agreed to issue Analog Ventures a warrant to purchase 175,000 shares of our common stock at an exercise price of $3.95, exercisable for 3 years. We recognized an expense of $405,000 related to these warrants.

The remaining decrease in professional fees, of $359,000, is primarily attributed to our clinical trial agreement with Brigham and Women's Hospital, the teaching affiliate of Harvard Medical School, relating to SurgiCount's Safety-Sponge System. The clinical trial is the result of an on-going collaboration between Harvard and SurgiCount to refine the Safety-Sponge System in a clinical optimization study. Under terms of the agreement, Brigham and Women's Hospital collected data on how the Safety-Sponge System saves time, reduces costs and increases patient safety in the operating room. The study also assisted in refining the system's technical processes in the operating room to provide clear guidance and instruction to hospitals, easily integrating the Safety-Sponge System into operating rooms. Brigham and Women's Hospital received a non-exclusive license to use the Safety-Sponge System, while we will own all technical innovations and other intellectual properties derived from the study. We provided a research grant to Brigham and Women’s Hospital over the course of the clinical trial in the aggregate amount of $431,000 of which $280,000 was expensed during the nine months ended September 30, 2006. The clinical trials were completed around September 2006.

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

The increase in cost of sales of $412,000 reflects a shift in our revenue mix from revenue generated primarily through consulting services which do not have any costs of sales to that of sales of our Safety-Sponge System.

General and administrative expenses experienced an increase of $75,000 during the nine months ended September 30, 2007 over the prior year. During the nine months ended September 30, 2007, we recorded restricted stock awards to our non-employee directors of $126,000 in general and administrative expenses. After adjusting for these non-cash expenses general and administrative expenses reflected a decrease of $51,000. As discussed above, in Financial Condition, Liquidity and Capital Resources, we have a working capital deficit of $2,404,000 and have experienced continued losses. These financial constraints have required us to be selective in the expenses that we incur and where possible delay or forego an expense. This overall condition has resulted in a slight decrease in our cash based general and administrative expense. General and administrative expenses are comprised of a combination of a several types of expenses, none of which are significant individually.

Interest, dividend income and other, net

We had interest income of $4,000 and $2,000 for the nine months ended September 30, 2007 and 2006, respectively.

The increase in interest income for the nine months ended September 30, 2007 when compared to September 30, 2006 was primarily the result of an overall increase in cash during the nine months ended September 30, 2007.

Realized gains (losses) on investments, net

During the nine months ended September 30, 2007 we realized a net gain of $22,000 compared to a loss of $1,437,000 during the nine months ended September 30, 2006. Realized gains (losses) during the nine months ended September 30, 2007 reflect the sale of certain non-operating assets. The realized loss during the nine months ended September 30, 2006 was primarily due to our write down of 950,000 shares of IPEX common stock with a cost base of $1,458,000.

Interest expense

We had interest expense of $1,418,000 and $2,931,000 for the nine months ended September 30, 2007 and 2006, respectively.

The decrease in interest expense for the nine months ended September 30, 2007 when compared to September 30, 2006 is primarily attributable to the non-cash interest charges incurred as a result of the debt discount associated with our short-term debt financings. During the nine months ended September 30, 2007 and 2006, we recorded $1,045,000 and $2,880,000, respectively, in non-cash interest charges. The non-cash interest charges that were incurred during the nine months ended September 30, 2006 included $136,000 that were attributed to our car wash segment and recorded in loss from discontinued operations. Thus, non-cash interest charges recorded in interest expense decreased $1,699,000 and represented the primary cause of the decrease in interest expense from 2006 to 2007. These non-cash charges resulted from the issuance of debt that either had conversion prices on the date of issuance that were below the fair market value of the underlying common stock or required the issuance of warrants to purchase shares of our common stock, which required us to record an expense based on the estimated fair value of the warrants. The remaining increase in interest expense is attributable to the overall increased level of borrowings during the nine months ended September 30, 2007 over the prior year.

Unrealized gains (losses) on marketable securities, net

During the nine months ended September 30, 2006, unrealized appreciation of investments was $17,000. Due to the absence of any material amount of marketable securities during the nine months ended September 30, 2007, the Company did not recognize any unrealized appreciation. The increase in unrealized appreciation during the nine months ended September 30, 2006, was primarily due to the sale of 108,200 shares of Tuxis Corporation common stock, which at December 31, 2005 had unrealized depreciation of approximately $134,000. When we exit an investment and realize a loss, we make an accounting entry to reverse any unrealized depreciation we had previously recorded to reflect the depreciated value of the investment.

Loss from discontinued car was segment

The loss from our discontinued car was segment decreased by $1,331,000 to $166,000 during the nine months ended September 30, 2007 from a loss of $1,497,000 during the nine months ended September 30, 2006. ASG’s first site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006. Thus, the nine months ended September 30, 2006 reflected slightly less than seven full months of operations whereas, due to the sale of our express car wash on June 29, 2007, the nine months ended September 30, 2007 reflected approximately six full months of operations. Further, at September 30, 2006, a goodwill impairment charge of $971,000 was recorded in the car wash services operating segment.  This goodwill impairment related to goodwill that resulted from the Company’s acquisitions of ASG in March 2006. During the nine months ended September 30, 2007, as a result of a more established business presence from a more mature business, revenues increased by $73,000 and operating costs decreased by $1,237,000. However, excluding goodwill impairment of $971,000, operating costs decreased by $266,000. The remaining operating cost decrease of $266,000 is primarily attributed to a $153,000 decrease in interest expense, of which $136,000 is non-cash interest charges incurred as a result of debt discount, and the incurrence of only six months of operating expenses during the nine months ended September 30, 2007 as opposed to nine months of operating expenses during the nine months ended September 30, 2006.

Accumulated other comprehensive income

Unrealized gains (losses) on our investments designated as available-for-sale are recorded in accumulated other comprehensive income. At September 30, 2007 and December 31, 2006, our remaining investments were carried at cost and therefore we did not record any unrealized gains (losses) on these investments. At September 30, 2006, our restricted holdings in Digicorp were classified as available-for-sale. At September 30, 2006, the unrealized gains (losses) on our restricted holdings in Digicorp amounted to ($34,000), whereas at December 31, 2005, the unrealized gains (losses) on our restricted holdings in IPEX and Digicorp amounted to ($328,000) and $2,703,000, respectively. The cumulative decrease in net unrealized gains amounts to $2,409,000.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between August 1, 2007 and October 12, 2007, the Company issued 102,024 shares of Common Stock to an employee, director, and creditors of the Company. The Common Stock was issued for services and payment of accrued interest. The Common Stock was valued at approximately $133,000. These shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On October 17, 2007, the Company entered into a securities purchase agreement with Francis Capital Management, LLC (“Francis Capital”), an accredited investor, in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to Francis Capital an aggregate of 1,270,000 shares of its common stock and warrants to purchase an additional 763,000 shares of its common stock. The warrants are exercisable for a period of five years at an exercise price equal to $1.40 per share. These issuances resulted in aggregate gross proceeds to the Company of $1,500,000 in cash and the extinguishment of $90,000 in existing debt owed to Francis Capital by the Company. Pursuant to the terms of the securities purchase agreement, the Company may sell up to an aggregate of $3,000,000 in common stock and warrants under the securities purchase agreement by no later than November 16, 2007. We are required to use our best efforts to cause the registration statement to become effective within 120 calendar day from November 16, 2007 (the “Filing Date”) or, in the event of a full review by the Securities and Exchange Commission, within 150 calendar days from the Filing Date (collectively the “Effectiveness Date”). If the registration statement has not been declared effective by the Effectiveness Date, we will pay in cash, as liquidated damages, to the purchaser of the 1,270,000 shares of our Common Stock and the warrants to purchase 763,000 shares of our Common Stock, an amount equal to 1.5% of the aggregate purchase price paid by the purchaser. We intend to use the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities.

On May 1, 2006, the Company entered into a secured promissory note with Herbert Langsam, a Class II Director of the Company, in the principal amount of $500,000 (the “Langsam Note”). The Langsam Note was due to be repaid on November 1, 2006.

On November 13, 2006, the Company entered into secured promissory note with Mr. Langsam in the principal amount of $100,000 (the “Second Langsam Note”). The Second Langsam Note was due to be repaid on May 13, 2007. The Company is in the process of restructuring the debt that is owed to Mr. Herbert Langsam

On December 26, 2006, the Company entered into a promissory note with Maroon Creek Capital, LP, a California limited partnership, in the principal amount of $81,241 (the “Maroon Creek Note”), of which $10,000 was repaid. The Maroon Creek Note was due to be repaid in its entirety on April 26, 2007. The Company expects to repay the debt that is owed to Maroon Creek Capital, LP during 2007.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1
Securities Purchase Agreement entered into October 17, 2007 between Patient Safety Technologies, Inc. and Francis Capital Management, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2007).

10.2
Registration Rights Agreement entered into October 17, 2007 between Patient Safety Technologies, Inc. and Francis Capital Management, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2007).

10.3
Form of Warrant entered into October 17, 2007 between Patient Safety Technologies, Inc. and Francis Capital Management, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 22, 2007).

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: November 14, 2007	By:	/s/ William B. Horne
William B. Horne
Chief Executive and Chief Financial Officer and Principal Accounting Officer