Form 10-K
period 2007-12-31
Patient Safety Technologies, Inc
filed 2008-04-15
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ____________

COMMISSION FILE NUMBER: 001-09727

PATIENT SAFETY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3419202
(State of Incorporation)	(I.R.S. Employer Identification Number)

43460 Ridge Park Drive, Suite 140, Temecula, CA 92591
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (951) 587-6201

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common Stock, par value $0.33 per share	Name of each exchange on which registered OTC Bulletin Board

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

As of April 11, 12,079,602 shares of the issuer's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates on April 11, 2008 was approximately $9,303,000 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2007

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

PART I

Item 1. Business.

Organizational History

Patient Safety Technologies, Inc. (referred to in this report as the “Company,”  “we,” “us,” and “our”) (formerly known as Franklin Capital Corporation) is a Delaware corporation. Currently we conduct out operations through a single wholly-owned operating subsidiary: SurgiCount Medical, Inc. (“SurgiCount”), a California corporation. Beginning in July 2005 through August 2007, the Company’s wholly-owned subsidiary, Automotive Services Group, Inc. (formerly known as Ault Glazer Bodnar Merchant Capital, Inc.), a Delaware corporation, held the Company’s investment in Automotive Services Group, LLC (“ASG”), its wholly-owned express car wash subsidiary. During the period from June 29, 2007 to August 13, 2007, Automotive Services Group sold all the assets held by ASG.

The Company, including SurgiCount, is engaged in the acquisition of controlling interests in companies and research and development of products and services focused primarily in the health care and medical products field, particularly the patient safety markets. SurgiCount is a developer and manufacturer of patient safety products and services. In addition, the Company holds various other unrelated investments which it is in the process of liquidating. The unrelated investments are recorded on the Company’s balance sheet in “long-term investments”.

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

On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission. At December 31, 2007, 8.1% of our assets, consisting of our investment in Alacra Corporation, on a consolidated basis were comprised of investment securities within the meaning of the 1940 Act (“Investment Securities”). We continue to evaluate ways in which we can dispose of these Investment Securities.

Our operations currently focus on the research and development of products and services in the health care and medical products field, particularly the patient safety markets, and the acquisition of controlling interests in companies in the medical products field. In the past we also focused on the financial services and real estate industries. On October 2005 our Board of Directors authorized us to evaluate alternative strategies for the divesture of our non-healthcare assets. As an extension on our prior focus on real estate, in March 2006 we acquired the remaining 50% equity interest in ASG and upon doing so we entered the business of developing properties for the operation of automated express car wash sites. However, on March 29, 2006, our Board of Directors determined to focus our business exclusively on the patient safety medical products field. The Board of Directors established a special committee in January 2007 to evaluate potential divestiture transactions for ASG and our other real estate assets. The divestiture of ASG was completed on August 13, 2007.

SurgiCount, developer of the Safety-Sponge™ System, a wholly-owned operating subsidiary, was acquired to enhance our ability to focus our efforts in the health care and medical products field, particularly the patient safety markets. Currently, we are evaluating ways in which to monetize our few remaining non-patient safety related assets (the “non-core assets”).

SurgiCount

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

We are targeting hospitals, physicians, nurses and clinics as our initial source of customers. In addition, we plan to develop strategic alliances with universities, medical facilities and notable medical researchers around the United States that will provide research, development and promotional support for our products and services.

Customers and Distribution

On April 5, 2005, we entered into a consulting agreement with Health West Marketing Incorporated, a California corporation (“Health West”), pursuant to which Health West agreed to help us establish a comprehensive manufacturing and distribution strategy for the Safety-Sponge™ System worldwide. The initial term of the agreement was for a period of two years; however, the agreement was terminated with the appointment of Bill Adams, Health West’s Chief Executive Officer, to the position of Chief Executive Officer of SurgiCount effective April 21, 2006. In consideration for Health West's services, we agreed to issue Health West 42,017 shares of our common stock. We issued 26,261 shares, valued at $156,000, primarily for Health West’s assistance in structuring a comprehensive manufacturing agreement with A Plus International Inc. (“A Plus”), which was entered into on August 17, 2005. We issued the remaining 15,756 shares, valued at $94,000, for Health West’s services in assisting with the development of a regional distribution network to integrate the Safety-Sponge™ System into the existing acute care supply chain. As an additional incentive, in 2005 we granted Health West warrants to purchase a total of 175,000 shares of our common stock with an exercise price of $5.95 per share.

On November 14, 2006, SurgiCount entered into a Supply Agreement with Cardinal Health 200, Inc. ("Cardinal"). Pursuant to the agreement, Cardinal became the exclusive distributor of SurgiCount's products in the United States, with the exception that SurgiCount may sell its products to one other specified hospital supply company, solely for its sale/distribution to its hospital customers. Under the agreement, SurgiCount agrees to maintain a specified fill rate on all orders for products. The term of the agreement is 36 months, unless earlier terminated as set forth therein. Otherwise, the agreement automatically renews for successive 12 month periods

If Cardinal receives an offer from another supplier to purchase any or all of the products supplied by SurgiCount under the agreement on more favorable terms and conditions, of better grade or quality, at a more favorable net price or with new or improved technology, Cardinal must provide SurgiCount with written notice of such offer. SurgiCount will have 15 days following the date of the notice to notify Cardinal that it agrees to meet or improve upon such offer. If SurgiCount fails to so notify Cardinal in writing that it will meet or improve upon such offer within such 15 day period, Cardinal may terminate the agreement with respect to the product in question upon written notice to SurgiCount, without further obligation or liability. SurgiCount's notice to Cardinal that it agrees to meet or improve upon such offer shall constitute an amendment to the agreement with respect to those products.

SurgiCount may not assign its interest under the agreement without Cardinal's prior written consent. Further as part of the agreement, SurgiCount executed a Continuing Guaranty agreeing, among other things, to indemnify Cardinal for any loss or claim a) for property damage on account of any SurgiCount product except as may be caused by gross negligence or reckless disregard on the part of Cardinal or any of its employees, or b) arising on account of any infringement by any SurgiCount product of any patent, trademark or other proprietary right of any other party

In addition, the agreement provides that if we decide to divest, spin-off or otherwise sell SurgiCount or any material assets of SurgiCount (such as intellectual property) during the term of the agreement, Cardinal shall have a right of first refusal to purchase SurgiCount.

Geographic Areas

We currently market and sell our patient safety products and services in the United States. Eventually we also intend to market and sell our products in Europe. However, the principal markets, products and methods of distribution will vary by country based on a number of factors, including healthcare regulations, insurance coverage and customer demographics. Business activities in some countries outside the United States are subject to higher risks than comparable U.S. activities because the business and commercial climate is influenced by restrictive economic policies and political uncertainties.

Product Development

Our Safety-Sponge System allows for faster and more accurate counting of surgical sponges compared to traditional methods. The Safety-Sponge System is a two-part system consisting of a handheld scanner/imager/computer and of SurgiCount supplied surgical dressings. Our sponges are unique in that they are individually labeled with a “bar code” at the point of manufacture. The sponges are scanned in by a handheld scanner at the beginning of a surgical procedure, and then scanned out at the end of a procedure after their use. Each sponge, having a unique bar code, can accurately be accounted for at the end of the procedure. Without using our Safety-Sponge System, in a typical surgical procedure, a nurse and a scrub tech manually count all sponges used and un-used. The core of the Safety-Sponge System is the ability to uniquely identify an individual dressing.

SurgiCount began developing the Safety-Sponge line of sponges in February 1994 and received confirmation from the U.S. Food and Drug Administration (“FDA”) that, due to the minor nature of the change in surgical sponges attributed to the Safety-Sponge line of sponges, a new product listing was not warranted and the Safety-Sponge product line was granted 510k exempt status on November 8, 1999. In 2005, SurgiCount requested, and received in March 2006, 510(k) clearance to market and sell its patented Safety-Sponge™ System, which included the Safety-Sponge line of sponges.  The Safety-Sponge System is an integrated turn-key program of thermally affixed, data matrix tagged surgical sponges, line-of-sight scanning technology, and documentation that offers surgeons and hospitals a solution to gossypiboma - the term for surgical sponges accidentally left inside a human body after surgery.  The Safety-Sponge System is the first computer-assisted program of counting sponges ever cleared by the FDA.  The Safety-Sponge line of sponges has passed required FDA biocompatibility tests including ISO sensitization, cytotoxicity and skin irritation tests. The Center for Devices and Radiological Health (“CDRH”) handles the premarket notification process for medical devices at the FDA. The CDRH requires the biological evaluation of medical devices to determine the potential toxicity resulting from contact of the component materials of the device with the human body. Evaluation of any new device intended for human use requires data from systemic testing to ensure that the benefits provided by the final product will exceed any potential risk produced by device materials. CDRH Blue Book Memo G95-1 provides guidance for required biocompatibility testing procedures for medical devices. SurgiCount requested specific guidance from the CDRH as to the required biocompatibility tests for the Safety-Sponge line of products. The CDRH specifically guided SurgiCount to three required biocompatibility tests for the Safety-Sponge line: Cytotoxicity, Sensitization and Irritation/Intracutaneous Reactivity. SurgiCount has performed and in 2003 passed all three of these required biocompatibility tests. Cytotoxicity testing is conducted to determine whether or not the materials used in a medical device are harmfully reactive to certain biological elements on a cellular level. Sensitization or hypersensitivity reactions usually occur as a result of prolonged contact with a chemical substance that interacts with the body’s immune system. The tests are used to eliminate the possibility that patients will be exposed to strong sensitizing chemicals extracted from the medical device.

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

At the time that we acquired SurgiCount we believed that sales of the Safety-Sponge System would begin to materialize during the first half of 2005. However, this expectation did not properly take into account the level of work required on software development. Software development, which was initially expected to take a few months, required approximately nine months for completion. Initially, we expected that basic modification to existing software would be sufficient; however, based upon feedback from third party users and consultants we abandoned our plan to modify existing software currently in use and developed our own proprietary software for the system. By developing our own proprietary software we extended the time required to bring Safety-Sponge System to market by approximately seven months.

We also did not adequately account for the level of testing that would be performed by the adopters of our Safety-Sponge System. Our expectation was that despite the pricing of our sponges, which is on average four times the cost of traditional sponges, hospitals would be eager to order the Safety-Sponge System solely because of the anticipated improved level of safety which we believe it provides patients undergoing surgery. Due to the nature of the medical products business, in spite of expectations for improved safety, any change in the procedures requires rigorous rounds of testing and review in every adopter.  Demonstrations are given to relevant parties and small “in-service” (an in-hospital teaching of how to use the system to the relevant staff members) sessions are performed with the results evaluated.  If the results are viewed positively a second larger in-service session is usually performed, which results are again reviewed.  Assuming a positive outcome of the in-service sessions, the entire staff must then be trained to use the system prior to the placement of any order. We currently estimate that the rounds of testing by an adopter could range between one to three months before a final decision is made to purchase our Safety-Sponge System. We have seen several successful in-service sessions and began receiving orders for the Safety-Sponge System, in greater quantities, during the year ended December 31, 2007.

The Safety-Sponge System is presently in the optimization and commercialization phase. Development of the Safety-Sponge System has been completed and the system is currently being rolled out into the market as a commercial product. We intend to conduct further research and development to advance our products. However, we expect that any costs associated with R&D on our Safety-Sponge product will be insignificant and intend to outsource much of the R&D functions so that we may focus our direct efforts on optimizing the Safety-Sponge product and establishing distribution channels with strategic alliances with hospitals to deploy the product. We also seek qualified input from professionals in the healthcare profession as well as University hospitals such as Harvard and the University of California, San Francisco (“UCSF”). These physicians and researchers maintain medical practices primarily at University hospitals and are involved in various research and clinical development programs. We meet on an as needed basis to discuss medical, technology and development issues. Through direct contracts and sponsorship of studies, recommendations from these professionals have improved various aspects of the Safety-Sponge System. Examples where recommendations were utilized include: the ideal location for labels, label coarseness and thickness, improved operating room procedures, label structure and scanner functionality.

In 2005 we entered into a clinical trial agreement with Brigham and Women's Hospital, the teaching affiliate of Harvard Medical School, relating to SurgiCount's Safety-Sponge TM System. The clinical trial was the result of an on-going collaboration between Harvard and SurgiCount to refine the Safety-Sponge System in a clinical optimization study. Under terms of the agreement, Brigham and Women's Hospital collected data on how the Safety-Sponge System saves time, reduces costs and increases patient safety in the operating room. The study also assisted to refine the system's technical processes in the operating room to provide clear guidance and instruction to hospitals, easily integrating the Safety-Sponge System into operating rooms. Brigham and Women's Hospital received a non-exclusive license to use the Safety-Sponge System, while we will own all technical innovations and other intellectual properties derived from the study. We provided a research grant to Brigham and Women’s Hospital over the course of the clinical trial in the aggregate amount of $431,000. The final amount due under the terms of the clinical trial agreement, of $68,000, was paid in February 2008. The clinical trials were completed around September 2006 and the results from the clinical trial were published in the April issue of the Annals of Surgery.

Researchers at Brigham and Women’s Hospital have found that using bar-code technology to augment the counting of surgical sponges during an operative procedure increases the detection rate of miscounted and/or misplaced sponges. Previous studies have shown that counts are falsely reported as correct in the majority of cases of retained sponges and instruments, resulting in the surgical team believing that all the sponges are accounted for. In this study, researchers compared the traditional counting protocol with or without augmentation by the bar-code technology in 300 general surgery operations. The researchers found that the bar-code system detected more counting errors than traditional counting methods both in cases where sponges were misplaced and counted incorrectly.

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

In conjunction with entering into the Supply Agreement we also entered into a subscription agreement with A Plus, in which we sold to A Plus 800,000 shares of our Common Stock and a warrant to purchase 300,000 shares of our common stock. The Warrant has a term of five (5) years and has an exercise price equal to $2.00 per share. We received gross proceeds of $500,000 in cash and will receive $500,000 in product over the course of the next twelve (12) months. Pursuant to the subscription agreement with A Plus, we appointed Wayne Lin, the President and Founder of A Plus, to our Board of Directors.

Research and Development

Research and development activities are important to our business. However, at this time we do not have a research facility but rather focus our efforts on acquisitions of companies operating within our target industries that have demonstrated product viability through their own research and development activities. We intend to outsource much of the research and development activities related to improving our existing products or expanding our intellectual property to similar products or products that have similar characteristics in our target industries. We did not incur any costs during the fiscal years ended December 31, 2007 or 2006 relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations for the protection of consumers. In the future, these costs will be charged directly to income in the year in which they are incurred.

Patents and Trademarks

We make a practice of obtaining patent protection on our products and processes where possible. Our patents and trademarks are protected by registration in the United States and other countries where our products are marketed.

We currently own patents issued in the United States and Europe related to the Safety-Sponge System. This is covered by patent #5,931,824 registered with the United States Patent and Trademark Office and patent #1 032 911 B1 registered with the European Patent Office, which permits the holder to label or identify a dressing with a unique identifier. Patent #5,931,824 and #1 032 911 B1 will expire in August of 2019 and March of 2017, respectively. U.S Patent Number 5,931,824 recently underwent a reexamination proceeding in the U.S. Patent Office.  During 2007, the U. S. Patent Office granted a reexamination certificate affirming the validity of the reexamined patent with certain amendments to the claims.  Our counsel has reviewed the amended claims and believes that they will cover the Safety-Sponge System as well as a broad range of commercially equivalent systems.  In addition to the reexamined patent and the European patent, we have filed one additional U. S. Patent application and one international patent application covering improved methods and systems for the automated counting and tracking of surgical articles, that would provide the Company’s Safety-Sponge System with an additional level of protection to prevent competitors from attempting to replicate and market a similar version of the Company’s Safety-Sponge System.

Sales of the Safety-Sponge System in the future are expected to contribute a significant part of our total revenue. We consider these patents and trademarks in the aggregate to be of material importance in the operation of our business. The loss or expiration of any product patent or trademark could result in a loss of market exclusivity and can result in a significant reduction in sales.

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

Because we have only recently begun selling and generating revenue from our patient safety products, our competitive position in the medical products and healthcare solutions industry cannot be determined.

Competitive Advantages

We believe that we are well positioned to provide financing and research and development resources to medical products and health care-related companies for the following reasons:

•	Focus on innovative technologies, products and services;

•	Network of well respected industry affiliations and medical expertise; and

•	Established deal sourcing network.

Though by the nature of our patents, we can have no direct competition, there are two existing individuals/companies that are trying to address the same issues as SurgiCount's Safety-Sponge System.  Among these are RF Surgical and ClearCount Medical, two, privately held, radio frequency identification (“RFID”)-based companies.

The RFID companies both have similar approaches to solving retained sponges. Their approach is to “impregnate” sponges with RFID tags. RFID-reading wands would be held over the patients at the end of surgeries to ensure that no sponges are left behind. It is our understanding from limited discussions with the principals of RF Surgical and ClearCount Medical, and from discussions with sponge manufacturers, that RF Surgical has actively begun to market and sell its product whereas ClearCount Medical is in the late development stage with its competing products. SurgiCount has received FDA exemption for its Safety-Sponge System and its scanner is currently registered in the FDA’s database as non-interfering medical equipment. Since SurgiCount’s Safety-Sponge System is fully developed and it has developed a contractual relationship with A Plus and Cardinal for the manufacturing and distribution of its product, we believe this provides an advantage over the above competing products.

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

Investments

Our investment portfolio, also known as our non-core assets, which is valued at $666,667, is reflected below. At December 31, 2007, our investment portfolio includes our investment in Alacra Corporation, our only significant investment security. At December 31, 2006, our investment portfolio also consisted of certain real property located in Arkansas and Tennessee. At December 31, 2007 the real property met the “held for sale” criteria and was classified as such. The investment portfolio securities, which are described below, are classified on our balance sheet as long-term investments.

	December 31,	December 31,
	2007	2006
Alacra Corporation	$666,667	$1,000,000
Investments in Real Estate	—	430,563
Digicorp	—	10,970
	$666,667	$1,441,533

Alacra Corporation

At December 31, 2007, we had an investment in Alacra Corporation (“Alacra”), valued at $667,000, which represents 8.2% of our total assets. On April 20, 2000, we purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. We have the right, subject to Alacra having the available cash, to have the preferred stock redeemed by Alacra over a period of three years for face value plus accrued dividends beginning on December 31, 2006. Pursuant to this right, in December 2006 we informed management of Alacra that we were exercising our right to put back one-third of our preferred stock. Alacra had a sufficient amount of cash to redeem our preferred stock and in December 2007 completed the initial redemption of one-third of our preferred stock. We received proceeds of $333,000 which accounted for the entire amount of the decrease in value of our Alacra investment. We continue to exercise our right to put back our remaining preferred stock to Alacra.

Real Estate Investments

At December 31, 2006, we had two real estate investments, valued in the aggregate at $431,000. During the quarter ended December 31 2007 these real estate investments were reclassified as assets held for sale. The real estate investments, consisting of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee, are currently being marketed for sale. In March 2008, we completed the sale of the undeveloped land in Heber Springs for net proceeds of $226,000, which resulted in a realized loss of $25,000. During the year ended December 31, 2006, we received payment on loans that were secured by real estate of $50,000. During the year ended December 31, 2005, we liquidated properties with a cost basis of $113,000, which resulted in a gain of $28,000. We expect that any future gain or loss recognized on the liquidation of our final real estate holding would be insignificant primarily due to the value paid for the real estate combined with the absence of any significant changes in property values in the real estate market where the real estate is located.

Code of Business Conduct and Ethics

Each executive officer and director as well as every employee of the Company is subject to the Company’s Code of Business Conduct and Ethics (the “Code of Ethics” ) which was adopted by the Board of Directors on November 11, 2004 and is filed as Appendix D to the definitive proxy materials filed with the SEC on March 2, 2005. The Code of Ethics applies to all directors, officers and certain employees of the Company, including the chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics may be obtained, without charge, upon a written request mailed to: Patient Safety Technologies, Inc., c/o Corporate Secretary, 43460 Ridge Park Drive, Suite 140, Temecula, CA 92590. The Code of Ethics is also posted on our Internet website, which is located at www.patientsafetytechnologies.com.

Available Information

Copies of our quarterly reports on Form 10-Q, annual reports on Form 10-K and current reports on Form 8-K, and any amendments to the foregoing, will be provided without charge to any shareholder submitting a written request to the Corporate Secretary, Patient Safety Technologies, Inc., 46430 Ridge Park Drive, Suite 140, Temecula, CA 92590 or by calling (951) 587-6201. You may also obtain the documents filed by Patient Safety Technologies, Inc. with the SEC for free at the Internet website maintained by the SEC at www.sec.gov. The Company does not currently make these documents available on its website.

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

RISKS RELATING TO OUR BUSINESS AND STRUCTURE

WE HAVE JUST BEGUN TO GENERATE SALES FROM OUR SAFETY-SPONGE SYSTEM AND THE REVENUES HAVE JUST NOW BEGUN TO REPRESENT A SIGNIFICANT SOURCE OF CASH..

We have just begun to generate a significant amount of revenue from our Safety-Sponge System. During the year ended December 31, 2007, sales from our Safety-Sponge System amounted to $1,089,000. Further, of our $245,000 of revenue during fiscal 2006, only $141,000 was generated from our Safety-Sponge System. Our future success is dependent on our ability to develop our patient-safety related assets into a successful business, which depends upon wide-spread acceptance of and commercializing our Safety-Sponge System. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. As a result, you should not rely on our historical results of operations as an indication of the future performance of our business.

WE RECENTLY RESTRUCTURED OUR BUSINESS STRATEGY AND OBJECTIVE AND HAVE LIMITED OPERATING HISTORY UNDER OUR NEW STRUCTURE. IF WE CANNOT SUCCESSFULLY IMPLEMENT OUR NEW BUSINESS STRUCTURE THE VALUE OF YOUR INVESTMENT IN OUR BUSINESS COULD DECLINE.

Upon the change of control that occurred in October 2004, we restructured our business strategy and objective to focus on the medical products, healthcare solutions, financial services and real estate industries instead of the radio and telecommunications industries. Although we still own certain real estate assets, we are no longer focusing on the financial services and real estate industries. As of March 29, 2006, our Board of Directors determined to focus our business exclusively on the patient safety medical products field. We have a limited operating history under this new structure. Historically, we have not operated in the patient safety medical products field and therefore our historical results of operations should not be relied upon as an indication of our future financial performance. If we do not successfully implement our new business structure the value of your investment in our business could decline substantially.

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

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN THE FUTURE WHICH MAY RESULT IN DILUTION TO YOUR OWNERSHIP AND VOTING RIGHTS OR MAY RESULT IN THE INCURRENCE OF SUBSTANTIAL DEBT.

We may decide to raise additional funds from investors. If we determine that we need to raise additional funds, additional financing may not be available on favorable terms, if at all. Furthermore, if we do sell any such securities it will result in dilution to your ownership and voting rights and/or possibly result in our incurring substantial debt. Any such equity financing would result in dilution to existing stockholders and may involve securities that have rights, preferences, or privileges that are senior to our common stock. Any such debt financing may be convertible into common stock which would result in dilution to our stockholders and would have rights that are senior to our common stock. Further, any debt financing must be repaid regardless of whether or not we generate profits or cash flows from our business activities, which could strain our capital resources.

SHOULD THE VALUE OF OUR PATENTS BE LESS THAN THEIR PURCHASE PRICE, WE COULD INCUR SIGNIFICANT IMPAIRMENT CHARGES.

At December 31, 2007, patents received in the acquisition of SurgiCount Medical, Inc., net of accumulated amortization, represented $3,764,000, or 46%, of our total assets. We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist to determine if the recorded amount of our patents is impaired. This determination requires significant judgment and changes in our estimates and assumptions could materially affect the determination of fair value and/or impairment of patents. We may incur charges for the impairment of our patents in the future if sales of our patient safety products, in particular our Safety-Sponge System, fail to achieve our assumed revenue growth rates or assumed operating margin results.

WE MAY NOT BE ABLE TO EFFECTIVELY INTEGRATE OUR ACQUISITION TARGETS, WHICH WOULD BE DETRIMENTAL TO OUR BUSINESS.

On February 25, 2005, we purchased SurgiCount Medical, Inc., which at the time of the purchase was a holding company for intellectual property rights relating to our Safety-Sponge System. We anticipate seeking other acquisitions in furtherance of our plan to acquire assets and businesses in the patient safety medical products industry. Acquisitions involve numerous risks, including potential difficulty in integrating operations, technologies, systems, and products and services of acquired companies, diversion of management's attention and disruption of operations, increased expenses and working capital requirements and the potential loss of key employees and customers of acquired companies. In addition, acquisitions involve financial risks, such as the potential liabilities of the acquired businesses, the dilutive effect of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for by using the purchase method of accounting, and possible adverse tax and accounting effects. Any of the foregoing could materially and adversely affect our business.

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

IF THE PROTECTION OF OUR INTELLECTUAL PROPERTY RIGHTS IS INADEQUATE, OUR ABILITY TO COMPETE SUCCESSFULLY COULD BE IMPAIRED.

In connection with our purchase of SurgiCount Medical, Inc., we acquired one registered U.S. patent and one registered international patent of the Safety-Sponge System. We regard our patents, copyrights, trademarks, trade secrets and similar intellectual property as critical to our business. We rely on a combination of patent, trademark and copyright law and trade secret protection to protect our proprietary rights. Nevertheless, the steps we take to protect our proprietary rights may be inadequate. Detection and elimination of unauthorized use of our products is difficult. We may not have the means, financial or otherwise, to prosecute infringing uses of our intellectual property by third parties. Further, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which we will sell our products and offer our services. If we are unable to protect or preserve the value of our patents, trademarks, copyrights, trade secrets or other proprietary rights for any reason, our business, operating results and financial condition could be harmed.

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

THERE ARE POTENTIAL CONFLICTS OF INTEREST WITH OUR PRESIDENT AND OUR EXCLUSIVE MANUFACTURING PARTNER WHICH COULD ADVERSELY AFFECT OUR RESULTS FROM OPERATIONS.

Mr. Adams, our President and Chief Executive Officer of SurgiCount has provided, and continues to provide, consulting services to A Plus, our exclusive manufacturing partner. Mr. Adams devotes approximately 85% of his time to our business, based on a 60-hour, 6-day workweek. Accordingly, certain conflicts of interest may arise from time to time with our President.

Because of this possible conflict of interest, such individual may direct potential business opportunities to other entities rather than to us, which may not be in the best interest of our stockholders. We will attempt to resolve any such conflicts of interest in our favor. Our Board of Directors does not believe that we have experienced any losses due to any conflicts of interest, other than Mr. Adams responsibility to devote his time to provide services to other entities from time-to-time. These related party transactions may raise conflicts of interest and, although we do not have a formal policy to address such conflicts of interest, our Audit Committee intends to evaluate relationships and transactions involving conflicts of interest on a case-by-case basis and the approval of our Audit Committee is required for all such transactions. The Audit Committee intends that any related party transactions will be on terms and conditions no less favorable to us than terms and conditions reasonably obtainable from third parties and in accordance with applicable law.

WE HAVE EXPERIENCED TURNOVER IN OUR CHIEF EXECUTIVE OFFICER POSITION IN RECENT MONTHS AND IF WE ARE NOT ABLE TO RETAIN OUR CURRENT CHIEF EXECUTIVE OFFICER, WILLIAM HORNE, AND PRESIDENT, WILLIAM ADAMS, WE MAY HAVE DIFFICULTY IMPLEMENTING OUR BUSINESS STRATEGY.

Milton "Todd" Ault, III resigned as our Chairman and Chief Executive Officer on January 9, 2006. On January 7, 2006, our Board of Directors appointed Louis Glazer, M.D., Ph.G. as Chairman and Chief Executive Officer in anticipation of Mr. Ault's resignation. During March 2006, Dr. Glazer had indicated his intent to resign as Chairman and Chief Executive Officer at such time that we retain a suitable candidate for the position of Chief Executive Officer. Due to health concerns, Dr. Glazer resigned his position as Chief Executive Officer on July 11, 2006 and Milton "Todd" Ault, III was re-appointed Chief Executive Officer and a Director of the Company. On January 5, 2007, Milton “Todd” Ault, III resigned as our Chief Executive Officer and on January 9, 2007, Milton “Todd” Ault, III resigned as our Chairman. On January 9, 2007, our Board of Directors appointed William B. Horne as our Chief Executive Officer. On April , 2008, our Board of Directors appointed William Adams, the Chief Executive Officer of SurgiCount Medical, as our President. Our future success is dependent on our ability to retain both our Chief Executive Officer and our President. Although we do not believe we have experienced any losses or negative effects from Mr. Ault's and Dr. Glazer's resignations and we do not expect any adverse consequences in the future, if we are not able to retain our current Chief Executive Officer and our current President we may have difficulty implementing our business strategy.

RISKS RELATED TO OUR MEDICAL PRODUCTS AND HEALTHCARE-RELATED BUSINESS

WE RELY ON A THIRD PARTY MANUFACTURER AND SUPPLIER TO MANUFACTURE OUR SAFETY-SPONGE SYSTEM, THE LOSS OF WHICH MAY INTERRUPT OUR OPERATIONS.

On January 29, 2007, SurgiCount entered into an agreement for A Plus International Inc. to be the exclusive manufacturer and provider of SurgiCount's Safety-Sponge products and granted A Plus the exclusive, world-wide license to manufacture and import SurgiCount's products including the right to sublicense to the extent necessary to carry out the grant. A Plus was previously engaged in the manufacturing of SurgiCount's products under a Supply Agreement dated August 17, 2005, but was not previously granted the exclusive, world-wide license to manufacture and import the products. In the event A Plus International Inc. does not meet the requirements of the agreement, SurgiCount may seek additional providers of the Safety-Sponge products. While our relationship with A Plus International Inc. is currently on good terms, we cannot assure you that we will be able to maintain our relationship with A Plus International Inc. or secure additional suppliers and manufacturers on favorable terms as needed. Although we believe the raw materials used in the manufacture of the Safety-Sponge System are readily available and can be purchased and/or produced by multiple vendors, the loss of our agreement with A Plus International Inc., the deterioration of our relationship with A Plus International Inc., changes in the specifications of components used in our products, or our failure to establish good relationships with major new suppliers or manufacturers as needed, could have a material adverse effect on our business, financial condition and results of operations.

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

WE ARE SUBJECT TO GOVERNMENT REGULATION IN THE UNITED STATES AND ABROAD, WHICH CAN BE TIME CONSUMING AND COSTLY TO OUR BUSINESS.

Our products and operations are subject to extensive regulation by numerous governmental authorities, including, but not limited to, the FDA and state and foreign governmental authorities. In particular, we must obtain specific clearance or approval from the FDA before we can market new products or certain modified products in the United States. The FDA administers the Food, Drug and Cosmetics Act (the "FDC ACT"). Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process ("510(K)") or the more lengthy premarket approval ("PMA") process before they can be sold in the United States. All of our products, currently consisting only of the Safety-Sponge System, must receive 510(k) clearance or PMA approval. The Safety-Sponge System has received 501(k) clearance to market and sell its patented Safety-Sponge System from the FDA. To obtain 510(k) marketing clearance, a company must show that a new product is "substantially equivalent" in terms of safety and effectiveness to a product already legally marketed and which does not require a PMA. Therefore, it is not always necessary to prove the actual safety and effectiveness of the new product in order to obtain 510(k) clearance for such product. To obtain a PMA, we must submit extensive data, including clinical trial data, to prove the safety, effectiveness and clinical utility of our products. The process of obtaining such clearances or approvals can be time-consuming and expensive, and there can be no assurance that all clearances or approvals sought by us will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of our products. FDA's quality system regulations also require companies to adhere to certain good manufacturing practices requirements, which include testing, quality control, storage, and documentation procedures. Compliance with applicable regulatory requirements is monitored through periodic site inspections by the FDA. In addition, we are required to comply with FDA requirements for labeling and promotion. The Federal Trade Commission also regulates most device advertising.

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

Through our subsidiary SurgiCount Medical, Inc. we have general liability insurance to cover claims up to $3,000,000. In addition, A Plus International, Inc., the manufacturer of our surgical sponges, maintains general liability insurance for claims up to $4,000,000. These general liability insurance policies cover product liability claims against SurgiCount Medical, Inc. There can be no assurance that one or more liability claims will not exceed the coverage limits of any of such policies. If we or our manufacturer are subjected to product liability claims, the result of such claims could harm our reputation and lead to less acceptance of our products in the healthcare products market. In addition, if our insurance or our manufacturer's insurance is not sufficient to cover product liability claims, our business and financial condition will be materially adversely affected.

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

WE HAVE INVESTED IN NON-MARKETABLE INVESTMENT SECURITIES WHICH MAY SUBJECT US TO SIGNIFICANT IMPAIRMENT CHARGES.

We have invested in illiquid equity securities acquired directly from issuers in private transactions. At December 31, 2007, 8.2% of our assets on a consolidated basis with our subsidiary were comprised of investment securities, which are illiquid investments. Investments in illiquid, or non-marketable, securities are inherently risky and a number of the companies we invest in are expected to fail. We review all of our investments quarterly for indicators of impairment; however, for non-marketable equity securities, the impairment analysis requires significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment. The indicators we use to identify those events or circumstances include as relevant, the nature and value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to valuations of publicly traded companies, comparisons to recent sales of comparable companies, the discounted cash flows of the portfolio company and other relevant factors. Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed. Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a company in which we hold investments is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. We recognized impairment charges of nil and $1,445,000 for the fiscal years ended December 31, 2007 and 2006, respectively. Since a significant amount of our assets are comprised of non-marketable investment securities, any future impairment charges from the write down in value of these securities will most likely have a material adverse affect on our financial condition.

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

INVESTING IN PRIVATE COMPANIES INVOLVES A HIGH DEGREE OF RISK.

Our assets include an investment in a private company, a 1.6% equity interest in Alacra Corporation. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative. Because of the speculative nature and the lack of a public market for this investment, there is significantly greater risk of loss than is the case with traditional investment securities. We expect that some of our investments will be a complete loss or will be unprofitable and that some will appear to be likely to become successful but never realize their potential. During the year ended December 31, 2005, we wrote off our investment in the private company China Nurse LLC. The amount of the loss was $50,000. We have in the past relied, and we continue to rely to a lesser extent, upon proceeds from sales of investments rather than revenue generated from operating activities to defray a significant portion of our operating expenses.

THE LACK OF LIQUIDITY IN OUR INVESTMENT IN ALACRA MAY ADVERSELY AFFECT OUR BUSINESS.

Our investment in Alacra was acquired directly from the issuer in private transactions. Accordingly, the securities that we received from out investment in Alacra is subject to restrictions on resale and/or otherwise is illiquid. These securities are not eligible for sale to the public without registration under the Securities Act of 1933, which could prevent or delay any sale by us of such investments or reduce the amount of proceeds that might otherwise be realized therefrom. Restricted securities generally sell at a price lower than similar securities not subject to restrictions on resale. The illiquidity of our investment in Alacra may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of our investment, the proceeds of such liquidation may be significantly less than the value at which we acquired those investments.

WE MAY NOT REALIZE GAINS FROM OUR EQUITY INVESTMENT.

In the past, our investments have primarily been in equity securities of other companies. The equity interest in Alacra, our only remaining equity investment, may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interest, and any gains that we do realize on the disposition of our equity interest may not be sufficient to offset any other losses we experience.

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

RISKS RELATED TO OUR REAL ESTATE HOLDINGS

OUR CURRENT REAL ESTATE HOLDINGS ARE CONCENTRATED IN HEBER SPRINGS, ARKANSAS AND SPRINGFIELD, TENNESSEE. ADVERSE CIRCUMSTANCES AFFECTING THESE AREAS GENERALLY COULD ADVERSELY AFFECT OUR BUSINESS.

Our remaining real real estate investment in Springfield, Tennessee is affected by the economic cycles and risks inherent to that region. Like other real estate markets, the real estate market in this area has experienced economic downturns in the past, and we cannot predict how the current economic conditions will impact this market in both the short and long term. Further declines in the economy or a decline in the real estate market in this area could hurt our financial performance and the value of our property. The factors affecting economic conditions in this region include: business layoffs or downsizing; industry slowdowns; relocations of businesses; changing demographics; and any oversupply of or reduced demand for real estate.

RISKS RELATED TO OUR COMMON STOCK

OUR HISTORIC STOCK PRICE HAS BEEN VOLATILE AND THE FUTURE MARKET PRICE FOR OUR COMMON STOCK MAY CONTINUE TO BE VOLATILE. FURTHER, THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR PRICE MORE VOLATILE. THIS MAY MAKE IT DIFFICULT FOR YOU TO SELL OUR COMMON STOCK FOR A POSITIVE RETURN ON YOUR INVESTMENT.

The public market for our common stock has historically been very volatile. Over the past two fiscal years and the subsequent interim quarterly periods, the market price for our common stock has ranged from $0.57 to $4.70. Any future market price for our shares may continue to be very volatile. This price volatility may make it more difficult for you to sell shares when you want at prices you find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the stock market in general has experienced extreme price and volume fluctuations that often are unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public's negative perception of our business may reduce our stock price, regardless of our operating performance. Further, the market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Our common stock is currently on the OTC Bulletin Board under the symbol PSTX. Prior thereto, the Company’s common stock was traded on the American Stock Exchange ("AMEX") under the symbol “PST.” As of April 11, 2008, the average daily trading volume of our common stock over the past three months was approximately 24,000 shares. The last reported sales price for our common stock on April 11, 2008, was $1.35 per share. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for you to sell our common stock.

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

Item 1B. Unresolved Staff Comments.

The Company has no unresolved comments relating to its prior periodic reports.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 43460 Ridge Park Drive, Suite 140, Temecula, CA 92590. We are responsible for paying approximately $9,400 per month for the lease expense associated with our headquarters. Our office space is currently approximately 3,500 square feet.

In addition, we also have one real estate investment. The cost of this investment, as carried in our financial statements, is $180,000 and is comprised of 0.61 acres of undeveloped land in Springfield, Tennessee. Management does not currently believe that the Company’s real estate holding represents a material risk to the Company.

Item 3. Legal Proceedings.

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit in the Superior Court of the State of California for the county of Los Angeles, Central District against us and five other defendants affiliated with Winstar Communications, Inc. The plaintiffs are attempting to collect a default judgment of $5,014,000 entered against Winstar Global Media, Inc. (“WGM”) by a federal court in New York, by attempting to enforce the judgment against us and the other defendants, none of whom are judgment debtors. Further, the plaintiffs are attempting to enforce their default judgment against us when their initial lawsuit in federal court against us was dismissed on the merits. The Court granted plaintiffs leave to amend the current Complaint after twice granting our motions to dismiss.   Plaintiffs made some changes to their Complaint and dropped two other defendants. On April 18, 2007, we filed our Answer setting forth our numerous defenses.  We are currently scheduled to begin the trial phase of our defense on April 28, 2008. We believe the lawsuit is without merit and intend to vigorously defend against the lawsuit.  However, an unfavorable outcome may have a material adverse effect on our business, financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our shareholders during the quarter ended December 31, 2007.

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

Market Prices

The Company’s common stock has been quoted on the OTC Bulletin Board since February 16, 2007 under the symbol PSTX. Prior thereto, the Company’s common stock was traded on the American Stock Exchange under the symbol “PST.” The following table sets forth the range of the high and low selling price of the Company’s common stock for the periods indicated below, as reported by the American Stock Exchange and OTC Bulletin Board.

Period	Prices (Low)	Prices (High)
2006
First Quarter	$2.27	$4.70
Second Quarter	$2.60	$4.30
Third Quarter	$1.45	$3.25
Fourth Quarter	$0.57	$3.97

2007
First Quarter	$1.01	$2.50
Second Quarter	$1.35	$1.85
Third Quarter	$0.85	$1.52
Fourth Quarter	$0.90	$1.75

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

Stock Performance Graph

The following graph compares the performance of our common stock over the five preceding fiscal years to the weighted average performance over the same period of the stock of companies included in the NASDAQ Composite Index and the Dow Jones Health Care Titans 30 Index. The graph assumes $100 was invested at the close of trading on December 31, 2002 in our common stock and in each of the indices and that all dividends were reinvested. The stockholder return shown on the graph below should not be considered indicative of future stockholder returns, and we will not make or endorse any predictions of future stockholder returns.

1 $100 invested on 12/31/02 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Dividends

The Company paid $38,325, nil, and $19,163 in dividends to preferred stockholders during 2007, 2006 and 2005, respectively, and has not paid any dividends to common stockholders during the past three years. Dividends to preferred stockholders are cumulative and paid at the rate of 7% a year. We currently have no intention of paying dividends on our common stock.

Stockholders

As of April 11, 2008, there were approximately 622 holders of record of the Company’s common stock. The Company has 25,000,000 shares of common stock authorized, of which 12,079,602 were issued and outstanding at April 11, 2008. The Company has 1,000,000 shares of convertible preferred stock authorized, of which 10,950 were issued and outstanding at April 11, 2008.

Equity Compensation Plans

For a summary of equity compensation plans under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2007 refer to Part III, Item 12.

Recent Sales of Unregistered Securities

Between January 1, 2007 and April 6, 2007, the Company issued 79,138 shares of Common Stock to various employees, directors, consultants and creditors. The Common Stock was issued for services and payment of accrued interest. The Common Stock was valued at approximately $127,000. These shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On January 29, 2007, the Company entered into a subscription agreement and sold an aggregate of 800,000 shares of its Common Stock and warrants to purchase an aggregate of up to 300,000 shares of its Common Stock in a private placement transaction to A Plus, an accredited investor. The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. The Company received gross proceeds of $500,000 in cash and during the twelve (12) months ended January 31, 2008, will have received $500,000 in product. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

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

Between March 7, 2007 and April 5, 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to these accredited investors an aggregate of 2,000,000 shares of its common stock and warrants to purchase an additional 1,000,000 shares of its common stock. The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. These issuances resulted in aggregate gross proceeds to the Company of $2,500,000. We were required to file a registration statement within 120 days after April 5, 2007 (the “Closing Date”). The registration statement was not filed until November 16, 2007 and we therefore issued, as liquidated damages, to the purchasers of the 2,000,000 shares of our Common Stock and the warrants to purchase 1,000,000 shares of our Common Stock, warrants with a term of five years and an exercise price of $2.00 per share to purchase 200,000 shares of our Common Stock. We recognized $193,000 in expense as a result of these liquidated damaged. We used the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

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

On June 7, 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to these accredited investors an aggregate of 48,000 shares of its common stock and warrants to purchase an additional 24,000 shares of its common stock. The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. These issuances resulted in aggregate gross proceeds to the Company of $60,000. We used the net proceeds from this private placement transaction primarily for general corporate purposes. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Pursuant to the February 2005 Agreement and Plan of Merger and Reorganization (the “Merger”) between the Company and SurgiCount, in the event that prior to the fifth anniversary of the closing of the Merger the cumulative gross revenues of SurgiCount exceed $500,000, the Company is obligated to issue an additional 50,000 shares of the Company’s common stock to certain SurgiCount founders. Should the cumulative gross revenues exceed $1,000,000 during the five-year period, the additional shares would be increased by 50,000, for a total of 100,000 additional shares. During the year ended December 31, 2007, cumulative gross revenues of SurgiCount exceeded $1,000,000 and as such the Company issued 100,000 shares to the SurgiCount founders. The Company recorded $145,000 of goodwill as a result of these issuances.

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

On October 17, 2007, the Company entered into a securities purchase agreement with Francis Capital Management, LLC (“Francis Capital”), an accredited investor, in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to Francis Capital an aggregate of 1,270,000 shares of its common stock and warrants to purchase an additional 763,000 shares of its common stock. Additionally, pursuant to the terms of the securities purchase agreement with Francis Capital, the Company issued warrants to purchase 400,000 shares of its common stock to two consultants that provided services in connection with the financing. The services provided included investor relations and an evaluation of and oversight responsibilities over completion of the transaction The warrants are exercisable for a period of five years at an exercise price equal to $1.40 per share. These issuances resulted in aggregate gross proceeds to the Company of $1,500,000 in cash and the extinguishment of $90,000 in existing debt owed to Francis Capital by the Company. We were required to file a registration statement and to use our best efforts to cause the registration statement to become effective within 120 calendar day from November 16, 2007 (the “Filing Date”) or, in the event of a full review by the Securities and Exchange Commission, within 150 calendar days from the Filing Date (collectively the “Effectiveness Date”). The registration statement was declared effective on December 21, 2008. We intend to use the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On December 31, 2007, the Company issued 31,892 shares of Common Stock to a creditor of the Company. The Common Stock was issued for payment of accrued interest. The Common Stock was valued at approximately $45,000. These shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

Item 6. Selected Financial Data.

The following selected financial data for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003 are derived from our financial statements which have been audited by Ernst & Young, LLP (December 31, 2003), Rothstein Kass (December 31, 2004 and 2005), and Squar, Milner, Peterson, Miranda & Williamson, LLP (December 31, 2006 and 2007), our independent registered public accounting firms.  The data should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

BALANCE SHEET DATA
as of December 31,	2007	2006	2005	2004	2003
Total assets	$8,174,174	$11,181,446	$16,033,865	$6,934,243	$3,258,032

Liabilities	$6,285,965	$9,638,092	$6,912,915	$3,367,974	$1,233,894

Net assets	$1,888,209	$1,543,354	$9,120,950	$3,566,269	$2,024,138

Shares outstanding	12,054,602	6,561,195	5,672,445	4,670,703	3,060,300

OPERATING DATA
for the year ended December 31,	2007	2006	2005	2004	2003
Revenues from Safety-Sponge product	$1,089,001	$140,654	$-	$-	$-

Revenues from related parties	$-	$103,875	$562,374	$-	$180,000

Interest, dividend income and other, net	$4,287	$2,251	$42,476	$11,056	$3,159

Operating expenses	$5,527,284	$7,691,188	$8,384,525	$2,923,983	$1,236,623

Realized (loss) gains on investments, net	$22,394	$(1,541,506)	$2,014,369	$1,591,156	$430,883

Unrealized gains (losses) on marketable securities, net	$(24,578)	$16,901	$32,335	$(1,054,702)	$(475,605)

Loss applicable to common shareholders	$(7,082,628)	$(13,699,802)	$(5,983,223)	$(2,485,407)	$(1,217,741)

Basic and diluted net loss per common share	$(0.70)	$(2.15)	$(1.11)	$(0.75)	$(0.39)

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

Overview

Patient Safety Technologies, Inc. currently conducts its operations through a single wholly-owned operating subsidiary: SurgiCount Medical, Inc., a California corporation. Beginning in July 2005 through August 2007, the Company’s wholly-owned subsidiary, Automotive Services Group, Inc. (formerly known as Ault Glazer Bodnar Merchant Capital, Inc.), a Delaware corporation, held the Company’s investment in Automotive Services Group, LLC (“ASG”), its wholly-owned express car wash subsidiary. During the period from June 29, 2007 to August 13, 2007, Automotive Services Group sold all the assets held by ASG.

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

On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the SEC. At December 31, 2007, 8.2% of our assets, consisting of our investment in Alacra Corporation, on a consolidated basis with our subsidiary were comprised of investment securities within the meaning of the 1940 Act (“Investment Securities”). If the value of our assets that consist of Investment Securities were to exceed 40% of our total assets (excluding government securities and cash items) on an unconsolidated basis we could be required to re-register as an investment company under the 1940 Act unless an exemption or exclusion applies. We continue to evaluate ways in which we can dispose of these Investment Securities and do not believe that the value of our Investment Securities will increase in an amount that would require us to re-register as a BDC. Registration as an investment company would subject us to restrictions that are inconsistent with our fundamental business strategy of equity growth through creating, building and operating companies in the patient safety medical products industry. Registration under the 1940 Act would also subject us to increased regulatory and compliance costs, and other restrictions on the way we operate and would change the method of accounting for our assets under GAAP.

Our operations currently focus on the acquisition of controlling interests in companies and research and development of products and services in the health care and medical products field, particularly the patient safety markets. In the past we also focused on the financial services and real estate industries. On October 2005 our Board of Directors authorized us to evaluate alternative strategies for the divesture of our non-healthcare assets. As an extension on our prior focus on real estate, in March 2006 we acquired the remaining 50% equity interest in ASG and upon doing so we entered the business of developing properties for the operation of automated express car wash sites. However, on March 29, 2006, our Board of Directors determined to focus our business exclusively on the patient safety medical products field. The Board of Directors established a special committee in January 2007 to evaluate potential divestiture transactions for ASG and our other real estate assets. Due to the potential conflicts of interest that could have arisen from the divestiture of our non-patient safety related assets, the Board of Directors established a special committee in January 2007 to evaluate any potential divestiture. The special committee evaluated several alternative divestiture transactions for ASG and determined that in some instances the most favorable transactions involved transactions with a related party. Specifically, ASG’s sale of its express car wash and a parcel of real property to Charles H. Dellaccio and Darrell Grimsley. The divestiture of ASG was completed on August 13, 2007.

SurgiCount Medical, Inc., developer of the Safety- Sponge System was acquired to enhance our ability to focus our efforts in the health care and medical products field, particularly the patient safety markets. Currently, we are evaluating ways in which to monetize our remaining non-patient safety related assets (the “non-core assets”).

Our principal executive offices are located at 43460 Ridge Park Drive, Suite 140, Temecula, CA 92590. Our telephone number is (951) 587-6201. Our website is located at http://www.patientsafetytechnologies.com.

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

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case we write the investment down to its impaired value. When a portfolio company is not considered viable from a financial or technological point of view, we write down the entire investment since we consider the estimated fair market value to be nominal. If a portfolio company obtains additional funding at a valuation lower than our carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, we presume that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. We recognized nil, $1,445,000 and $50,000, in impairments during the years ended December 31, 2007, 2006, and 2005, respectively.

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

Valuation of Intangible Assets

We assess the impairment of intangible assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets. Recoverability of intangible assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows. If an asset grouping’s carrying value is not recoverable through the related cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis. Impairments of intangible assets are determined for groups of assets related to the lowest level of identifiable independent cash flows. Due to our limited operating history and the early stage of development of some of our intangible assets, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings. To date we have not recognized impairments on any of our intangible assets related to the Safety-Sponge™ System.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.

On January 1, 2007, we adopted Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”). EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. Upon adoption, no liability for unrecognized compensated absences was recognized.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). This statement requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. We will implement SFAS No. 141(R) on January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. We will implement SFAS No. 160 on January 1, 2009. We do not expect the adoption of this standard to have a material impact on our income statement, financial position or cash flows.

Financial Condition, Liquidity and Capital Resources

Our cash balance was $405,000 at December 31, 2007, versus $4,000 at December 31, 2006. Total current liabilities were $2,402,000 at December 31, 2007, versus $5,637,000 at December 31, 2006. The minor amount of cash, combined with relatively insignificant amounts of other current assets, resulted in working capital deficit of approximately $1,801,000 at December 31, 2007. Since we continue to have recurring losses we have relied upon private placements of equity and debt securities and we may rely on private placements to fund our capital requirements in the future. From August 2006 through the date of this annual report we have sold to accredited investors in our private placements, as reflected below, $5,828,000 in equity securities.

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

2007 private placements

Between January 29, 2007 and June 8, 2007, we entered into various subscription agreements with accredited investors in private placements exempt from the registration requirements of the Securities Act. We issued and sold to these accredited investors an aggregate of 2,952,000 shares of our common stock and warrants to purchase an additional 1,376,000 shares of our common stock. The warrants are exercisable for a period of three to five years with an exercise price equal to $2.00. These issuances resulted in aggregate gross proceeds to us of $3,690,000, of which $3,190,000 was in cash and $500,000 was in product which we will receive over the course of a twelve (12) month period. We used the net proceeds from these private placement transactions primarily for general corporate purposes and repayment of existing liabilities

On October 17, 2007, we entered into a securities purchase agreement with Francis Capital Management, LLC (“Francis Capital”), an accredited investor, in a private placement exempt from the registration requirements of the Securities Act. We issued and sold to Francis Capital an aggregate of 1,270,000 shares of our common stock and warrants to purchase an additional 763,000 shares of our common stock. The warrants are exercisable for a period of five years at an exercise price equal to $1.40 per share. These issuances resulted in aggregate gross proceeds to us of $1,500,000 in cash and the extinguishment of $90,000 in existing debt owed to Francis Capital by us. We used the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities.

In addition to our private placements, we have also received a significant amount of funding from Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”). AG Management is the managing member of the Fund. The managing member of AG Management is The Ault Glazer Group, Inc. (“The AG Group”) (f/k/a Ault Glazer Bodnar & Company, Inc.). The Company’s former Chairman and former Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of The AG Group. At December 31, 2007 the outstanding principal balance of the loan that we entered into with the Fund was $2,531,000. At December 31, 2007 we also had outstanding promissory notes to four additional lenders, which were entered into during the year ended December 31, 2006, in the principal amount of $1,172,000.

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

Management is currently seeking additional financing and believes that it will be successful. However, in the event management is not successful in obtaining additional financing, existing cash resources, together with proceeds from investments and anticipated revenues from operations, may not be adequate to fund our operations for the twelve months subsequent to December 31, 2007. However, ultimately long-term liquidity is dependent on our ability to attain future profitable operations. We intend to undertake additional debt or equity financings to better enable us to grow and meet future operating and capital requirements.

As of December 31, 2007, other than our office lease and employment agreements with key executive officers, we had no commitments not reflected in our consolidated financial statements.

Cash increased by $401,000 to $405,000 for the year ended December 31, 2007, compared to a decrease of $76,000 to $4,000 for the year ended December 31, 2006.

Operating activities used $3,765,000 of cash for the year ended December 31, 2007, compared to using $2,794,000 for the year ended December 31, 2006.

Operating activities for the year ended December 31, 2007, exclusive of changes in operating assets and liabilities, used $4,026,000 of cash, as the Company's net cash used in operating activities of $3,765,000 included non-cash charges for depreciation and amortization of $531,000, debt discount of $1,083,000, realized gains of $33,000 and stock based compensation of $1,154,000. For the year ended December 31, 2006, operating activities, exclusive of changes in operating assets and liabilities, used $4,690,000 of cash, as the Company's net cash used in operating activities of $2,794,000 included non-cash charges for depreciation and amortization of $461,000, debt discount of $2,983,000, goodwill impairment of $971,000, gain on debt extinguishment of $191,000, realized losses of $1,542,000, unrealized gains of $17,000 and stock based compensation of $3,301,000.

Changes in operating assets and liabilities provided cash of $260,000 during the year ended December 31, 2007, principally due to an increase in accrued liabilities and a decrease in prepaid expenses and inventories which were partially offset by a decrease in the level of accounts payable. During the year ended December 31, 2006, changes in operating assets and liabilities provided cash of $1,895,000 primarily due to net proceeds received from marketable securities, decreases in our receivables from investments and increases in the level of accounts payable and accrued liabilities which were partially offset by decreases in the amounts due to our broker. The amount due to our broker was directly attributable to purchases of marketable investment securities that were purchased on margin or to securities that were margined subsequent to their purchase. During the three months ended March 31, 2006, we invested our cash balances in the public equity and debt markets in an attempt to maximize the short-term return on such assets. The amount due to our broker varied throughout the year depending upon the aggregate amount of marketable investment securities held by us and the level of borrowing against our available-for-sale securities. The actual amount of marketable investment securities held was influenced by several factors, including but not limited to, our expectations of potential returns available from what we considered to be mispriced securities as well as the cash needs of our operating activities. During times when we were heavily invested in marketable investment securities, our liquidity position was significantly reduced. We no longer make a practice of investing in marketable investment securities.

The principal factor in the $2,993,000 of cash provided by investing activities during the year ended December 31, 2007 was the sale of our express car wash and undeveloped land in Alabama for $3,178,000 and the proceeds from selling one-third of our investment in Alacra Series F Preferred stock for $333,000. This was partially offset by capitalized costs of $404,000 related to the ongoing development of purchased software related to our Safety-Sponge System. The principal factor in the $2,016,000 of cash used in investing activities during the year ended December 31, 2006 was the purchase of land of $1,697,000, capitalized construction costs of $381,000 related to ASG, and capitalized costs of $148,000 related to the ongoing development of software related to our Safety-Sponge System offset by proceeds from the sale of long-term investments of $289,000.

Cash provided by financing activities during the year ended December 31, 2007, of $1,174,000 resulted primarily from net proceeds from the issuance of common stock and warrants of $4,454,000 offset by the repayment of the Winstar Note in the amount of $450,000 and other notes in the amount of $2,922,000. Cash provided by financing activities during the year ended December 31, 2006, of $4,735,000 resulted from the net proceeds from notes payable of $4,207,000 and the proceeds from the issuance of common stock and warrants for $528,000.

Investments

Until such time as we have completely liquidated our investment in Alacra Corporation, our financial condition remains partially dependent on its success. On March 29, 2006 our Board of Directors directed us to liquidate all of our investments and other assets that do not relate to the patient safety medical products business. Our investment in Alacra is subject to restrictions on resale under federal securities laws and otherwise is illiquid, which will make it difficult to dispose of this investment quickly. Since we may be forced to liquidate this investment on an accelerated timeline, the proceeds of such liquidation may be significantly less than the value at which we acquired the investment. The following is a discussion of our most significant investment at December 31, 2007.

Our investment portfolio, also known as our non-core assets, which is valued at $666,667, is reflected below. At December 31, 2007, our investment portfolio includes our investment in Alacra Corporation, our only remaining investment security. At December 31, 2006, our investment portfolio also consisted of certain real property located in Arkansas and Tennessee. At December 31, 2007 the real property met the “held for sale” criteria and was classified as such. The investment portfolio, which is reflected below, is classified as long-term investments.

	December 31,	December 31,
	2007	2006
Alacra Corporation	$666,667	$1,000,000
Investments in Real Estate	—	430,563
Digicorp	—	10,970
	$666,667	$1,441,533

Alacra Corporation

At December 31, 2007, we had an investment in Alacra Corporation (“Alacra”), valued at $667,000, which represents 8.2% of our total assets. On April 20, 2000, we purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. We have the right, subject to Alacra having the available cash, to have the preferred stock redeemed by Alacra over a period of three years for face value plus accrued dividends beginning on December 31, 2006. Pursuant to this right, in December 2006 we informed management of Alacra that we were exercising our right to put back one-third of our preferred stock. Alacra had a sufficient amount of cash to redeem our preferred stock and in December 2007 completed the initial redemption of one-third of our preferred stock. We received proceeds of $333,000 which accounted for the entire amount of the decrease in value of our Alacra investment. We continue to exercise our right to put back our remaining preferred stock to Alacra.

Real Estate Investments

At December 31, 2006, we had two real estate investments, valued in the aggregate at $431,000. During the quarter ended December 31 2007 these real estate investments were reclassified as assets held for sale. The real estate investments, consisting of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee, are currently being marketed for sale. In March 2008, we completed the sale of the undeveloped land in Heber Springs for net proceeds of $226,000, which resulted in a realized loss of $25,000. During the year ended December 31, 2006, we received payment on loans that were secured by real estate of $50,000. During the year ended December 31, 2005, we liquidated properties with a cost basis of $113,000, which resulted in a gain of $28,000. We expect that any future gain or loss recognized on the liquidation of our final real estate holding would be insignificant primarily due to the value paid for the real estate combined with the absence of any significant changes in property values in the real estate market where the real estate is located.

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

Revenues

Year 2007, 2006 and 2005

We recognized revenues of $1,089,000, $245,000 and $562,000 for the years ended December 31, 2007, 2006 and 2005, respectively. All of the revenues generated during the year ended December 31, 2007 related to sales from the Safety-Sponge of $878,000 and sales from hardware and supplies of $211,000. Although hardware sales are not considered a recurring item, we expect that once an institution adopts our system, they will be committed to its use and therefore provide a recurring source of revenues for sales of the safety sponge.

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

Of the revenues that were generated during the years ended December 31, 2006 and 2005, only $141,000 related to sales of our Safety-Sponge System. As expected, these initial revenues did not have a significant impact on our results of operations, however, we continue to experience greater demand for our Safety-Sponge System and expect revenues to significantly increase and become a continual source of funds to cover our operating costs.

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

Expenses

Year 2007 compared to Year 2006

Operating expenses were $5,527,000, $7,691,000, and 8,385,000 for the years ended December 31, 2007, December 31, 2006 and December 31, 2005, respectively.

The decrease in operating expenses of $2,164,000, for year ended December 31, 2007 when compared to December 31, 2006, was primarily the result of salaries and employee benefits, which decreased by $986,000. Our Compensation Committee, currently comprised of three independent directors, determines and recommends to our Board the cash and stock based compensation to be paid to our executive officers and also reviews the amount of salary and bonus for each of our other officers and employees. The most significant component of employee compensation is stock based compensation expense.

For the year ended December 31, 2007, we recorded $674,000 related to grants of nonqualified stock options and $297,000 related to restricted stock awards to our employees and $126,000 related to restricted stock awards to our non-employee directors. During the year ended December 31, 2006, we recorded $1,118,000 related to grants of nonqualified stock options, of which $114,000 was attributed to grants of nonqualified stock options to Darrell W. Grimsley, the former Chief Executive Officer of our discontinued car wash segment. For comparison purposes, stock based compensation expense attributed to the discontinued car was segment is excluded in an analysis of stock based compensation annual variances since expenses attributed to the discontinued operations are included as a separate line in our Consolidated Statements of Operations and Comprehensive Loss - Loss from discontinued car was segment. During the year ended December 31, 2006, we also recorded $1,105,000 related to restricted stock awards to our employees and non-employee directors. The issuance of stock options and restricted stock awards to our employees and non-employee directors, adjusted for the $126,000 in restricted stock awards to our non-employee directors which is recorded in general and administrative expenses, resulted in a decrease in stock based compensation expense of $1,138,000 for the year ended December 31, 2007. Therefore, excluding stock based compensation, salaries and employee benefits increased by $152,000.

At December 31, 2007, three of our executives were covered under employment agreements. Our Chief Executive Officer, William B. Horne, was covered under a two year employment agreement with annual base compensation of $250,000; our Chief Executive Officer of SurgiCount Medical, Inc., Bill Adams, was covered under a three year employment agreement with annual base compensation of $300,000 and; our President of Sales and Marketing of SurgiCount Medical, Inc., Richard Bertran, was covered under a three year employment agreement with annual base compensation of $250,000. None of our other executives our currently covered under an employment agreement, therefore, we are under no financial obligation, other than monthly salaries, for our other executive officers. Currently, monthly gross salaries for all of our employees are $156,000 as opposed to $135,000 at December 31, 2006. We believe, as with all our operating expenses, that our existing cash resources, together with proceeds from investments, anticipated financings and expected revenues from our operations, should be adequate to fund our salary obligations.

The second largest component of our operating expenses is professional fees, which decreased by $1,318,000 during the year ended December 31, 2007 compared to the amount reported during the previous year. As in employee compensation, stock based compensation expense is the most significant component of professional fees. During the year ended December 31, 2007 and 2006, professional fees included stock based compensation related to the issuances of restricted stock and warrants of $57,000 and $898,000, respectively. The decrease in stock based compensation of $841,000 paid to our outside consultants is the primary component of our decrease in professional fees. This $841,000 decrease was primarily caused from warrant issuances during the year ended December 31, 2006 of $593,000. A significant amount of the warrants issued during the year ended December 31, 2006, relate to a consulting agreement that we entered into in February 2006 with Analog Ventures, LLC (“Analog Ventures”) whereby Analog Ventures agreed to consult with us on matters relating primarily to the divestiture of our non-core assets and assist us in our efforts to focus our business exclusively on the patient safety medical products field. As an incentive for entering into the agreement, we agreed to issue Analog Ventures a warrant to purchase 175,000 shares of our common stock at an exercise price of $3.95, exercisable for 3 years. We recognized an expense of $405,000 related to these warrants. In addition to the stock based compensation from the Analog Ventures warrant, we issued 75,380 warrants to purchase shares of our common stock at prices ranging from $1.25 to $2.00 per share to our placement agent, Ault Glazer & Co., LLC, (the “Placement Agent”). These warrants, which were valued at $79,000, were issued to the Placement Agent for their successful efforts in assisting us with raising debt and equity financing.

The remaining decrease in professional fees, of $477,000, is primarily attributed to a decrease in legal fees and the absence of any expenses associated with our clinical trial agreement with Brigham and Women's Hospital, the teaching affiliate of Harvard Medical School, offset by an overall increase in cash payments to our nurse consultants which are utilized to generate awareness and train health care professionals in the use of our Safety-Sponge System.

The decrease in legal fees of $300,000 is a result of (i) the successful resolution of our patent reexamination that was initiated in order to strengthen the enforceability of our U.S. patent, (ii) the absence of any significant legal fees associated with debt financings and (iii) the overall simplified corporate structure that was created upon the successful restructuring that began in March 2006 when our Board of Directors directed us to liquidate all of our investments and other assets that do not relate to the patient safety medical products business.

The clinical trial is the result of an on-going collaboration between Harvard and SurgiCount to refine the Safety-Sponge System in a clinical optimization study. Under terms of the agreement, Brigham and Women's Hospital collected data on how the Safety-Sponge System saves time, reduces costs and increases patient safety in the operating room. The study also assisted in refining the system's technical processes in the operating room to provide clear guidance and instruction to hospitals, easily integrating the Safety-Sponge System into operating rooms. Brigham and Women's Hospital received a non-exclusive license to use the Safety-Sponge System, while we will own all technical innovations and other intellectual properties derived from the study. We provided a research grant to Brigham and Women’s Hospital over the course of the clinical trial in the aggregate amount of $431,000, none of which was expensed during the year ended December 31, 2007 and $280,000 was expensed during the year ended December 31, 2006. The final amount due under the terms of the clinical trial agreement, of $68,000, was paid in February 2008. The clinical trials were completed around September 2006 and the results from the clinical trial were released in March 2008.

All of our stock based compensation issued to employees, non-employee directors and consultants were expensed in accordance with SFAS 123(R). During the years ended December 31, 2007, 2006, and 2005, we valued the nonqualified stock options and warrants using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.00% to 4.50%, three to five years and 63% to 102%, respectively. The restricted stock awards were valued at the closing price on the date the restricted shares were granted.

Cost of sales experienced an increase of $557,000 during the year ended December 31, 2007 over the prior year. The increase in cost of sales reflects the significant growth that we experienced from the sales of our Safety-Sponge System. With the assistance of our exclusive manufacturing partner, A Plus International, we are in the process of transitioning the majority of the production of our Safety-Sponges from California to China. Consequently, we anticipate a reduction in our cost of sales, as a percentage of our total revenues.

General and administrative expenses experienced an increase of $226,000 during the year ended December 31, 2007 over the prior year. During the year ended December 31, 2007, we recorded restricted stock awards to our non-employee directors of $126,000 in general and administrative expenses and accrued an additional $100,000 for the services of our former Chairman, Arnold Spangler. After adjusting for these restricted stock awards and accrued compensation, general and administrative expenses reflected a decrease of $2,000. As discussed above, in Financial Condition, Liquidity and Capital Resources, we have a significant working capital deficit and have experienced continued losses. These financial constraints have required us to be selective in the expenses that we incur and where possible delay or forego an expense. This overall condition has resulted in a slight decrease in our cash based general and administrative expense. General and administrative expenses are comprised of a combination of a several types of expenses, none of which are significant individually.

Year 2006 compared to Year 2005

The decrease in operating expenses of $535,000, for the year ended December 31, 2006 when compared to December 31, 2005, was primarily the result of salaries and employee benefits, which decreased by $460,000. The most significant component of employee compensation is stock based compensation expense.

For the year ended December 31, 2006, we recorded $1,118,000 related to grants of nonqualified stock options. As discussed above, in our analysis of Year 2007 compared to Year 2006, $114,000 of this amount was attributed to grants of nonqualified stock options to Mr. Grimsley and included in our loss from discontinued operations. During the year ended December 31, 2006, we also recorded $1,105,000 related to restricted stock awards to our employees and non-employee directors. During the year ended December 31, 2005, we recorded $1,597,000 relating to grants of nonqualified stock options and $1,520,000 related to restricted stock awards to our employees and non-employee directors. The issuance of stock options and restricted stock awards to our employees and non-employee directors, excluding the value of the grant to Mr. Grimsley, resulted in a decrease in stock based compensation expense of $1,008,000 for the year ended December 31, 2006. Therefore, excluding stock based compensation, salaries and employee benefits increased by $548,000.

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

At December 31, 2006, four of our executives were covered under employment agreements. Our Chief Executive Officer, William B. Horne, was covered under a two year employment agreement with annual base compensation of $150,000; our Chief Executive Officer of SurgiCount Medical, Inc., Bill Adams was covered under a three year employment agreement with annual base compensation of $300,000; our President of Sales and Marketing of SurgiCount Medical, Inc., Richard Bertran, was covered under a three year employment agreement with annual base compensation of $200,000 and; our Chief Operating Officer of SurgiCount Medical, Inc., James Schafer, was covered under a two year employment agreement with annual base compensation of $100,000. As discussed above, the addition of these employment contracts effectively increased employee compensation during the year ended December 31, 2006 by $436,000. The remaining increase in employee compensation is attributed to an overall increase in benefits associated with the individuals that are covered under employment contracts.

The second largest component of our operating expenses is professional fees, which decreased by $362,000 during the year ended December 31, 2006 compared to the amount reported during the previous year. This decrease is primarily comprised of decreases in stock based compensation to outside consultants of $489,000 offset by an overall increase in cash payments to consultants who are utilized to generate awareness and train health care professionals in the use of our Safety-Sponge System. Stock based compensation expense is the most significant component of professional fees. During the year ended December 31, 2006 and 2005, professional fees included stock based compensation related to the issuances of restricted stock and warrants of $898,000 and $1,388,000, respectively. The decrease in stock based compensation of $490,000 paid to our outside consultants is the primary component of our decrease in professional fees. This $490,000 decrease was primarily caused from warrant issuances during the year ended December 31, 2006 and 2005, of $593,000 and $918,000, respectively, a decrease of $325,000. A significant amount of the warrants issued during the year ended December 31, 2006, relate to a consulting agreement that we entered into in February 2006 with Analog Ventures, LLC (“Analog Ventures”) with an associated expense of $405,000. In addition to the stock based compensation from the Analog Ventures warrant, we issued 75,380 warrants to purchase shares of our common stock to our placement agent, Ault Glazer & Co., LLC, (the “Placement Agent”). These warrants, which were valued at $79,000, were issued to the Placement Agent for their successful efforts in assisting us with raising debt and equity financing.

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

In the past we have also issued shares of our common stock to consultants for payment of professional services. Pursuant to the April 2005 consulting agreement with Health West, we have recognized expenses of $250,000 related to the issuance 26,261 shares and future issuance of 15,756 shares of our common stock to Health West. We recognized $94,000 in 2006 as a result of Health West’s assistance in developing a regional distribution network to integrate the Safety-Sponge System into the existing acute care supply chain. The remaining $156,000 was recognized in 2005, a percentage upon the execution of our consulting agreement with Health West and the remaining amount upon our entering into a comprehensive manufacturing agreement with A Plus Manufacturing, Inc. The $62,000 decrease in expense from the issuance and future issuances of common stock to Health West combined with the $325,000 decrease in expense from warrants is the primary cause of the decrease in professional fees.

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

General and administrative expenses experienced an increase of $60,000 during the year ended December 31, 2006 over the prior year. Travel related expenses are a large component of general and administrative expenses and represented an increase of $187,000. This increase was attributed to expenses incurred in marketing our Safety-Sponge System to hospitals throughout the United States, attendance at trade shows and conventions to promote the Company’s Safety-Sponge System, and travel abroad to inspect the manufacturing facilities for our Safety-Sponge System. The offsetting decrease in general and administrative expenses is a combination of a several types of expenses, none of which are significant individually.

Interest, dividend income and other, net

We had interest income of $4,000, $2,000, $42,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

The increase in interest income for the year ended December 31, 2007 when compared to December 31, 2006 was primarily the result of an overall increase in cash during the year ended December 31, 2007.

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

Interest expense

We had interest expense of $1,468,000, $3,156,000, and $135,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The decrease in interest expense for the year ended December 31, 2007 when compared to December 31, 2006 is primarily attributable to the non-cash interest charges incurred as a result of the debt discount associated with our short-term debt financings. During the year ended December 31, 2007 and 2006, we recorded $1,084,000 and $2,983,000, respectively, in non-cash interest charges. The non-cash interest charges that were incurred during the year ended December 31, 2006 included $136,000 that were attributed to our car wash segment and recorded in loss from discontinued operations. Thus, non-cash interest charges recorded in interest expense decreased $1,763,000 and represented the primary cause of the decrease in interest expense from 2006 to 2007. These non-cash charges resulted from the issuance of debt that either had conversion prices on the date of issuance that were below the fair market value of the underlying common stock or required the issuance of warrants to purchase shares of our common stock, which required us to record an expense based on the estimated fair value of the warrants. The remaining fluctuation in interest expense is attributable to the overall decreased level of borrowings during the year ended December 31, 2007 over the prior year.

The increase in interest expense for the year ended December 31, 2006 when compared to December 31, 2005 is primarily attributable to the non-cash interest charges of $2,983,000, after a reduction for the non-cash interest charges of $136,000 related to loans at our discontinued car wash segment. Thus, non-cash interest charges, excluding those of our discontinued car wash segment, resulted in an increase of $2,847,000 and represented the primary cause of the increase in interest expense.

Realized gains (losses) on investments, net

During the year ended December 31, 2007 we realized a net gain of $22,000. Realized gains (losses) during the year ended December 31, 2007 reflect the sale of certain non-operating assets.

During the year ended December 31, 2006, we realized net losses of $1,542,000 which primarily related to our investment in IPEX. During 2006, we sold 95,000 shares of IPEX common stock for $8,000 and, because IPEX is no longer conducting business operations, we wrote down the carrying value of 950,000 shares of IPEX common stock. Our investment in IPEX had a cost basis of $1,458,000.

During the year ended December 31, 2005, we realized net gains of $2,014,000 primarily from our stock appreciation rights in our holding in Excelsior for $1,747,000.

Unrealized gains (losses) on marketable securities, net

During the year ended December 31, 2007, the Company recognized unrealized appreciation of $25,000 due to the write-down to fair value of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas. In March 2008, the Company completed the sale of this real property for net proceeds of $226,000, which resulted in a realized loss of $25,000.

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

Loss from discontinued car was segment

The loss from our discontinued car was segment decreased by $1,481,000 to $166,000 during the year ended December 31, 2007 from a loss of $1,647,000 during the year ended December 30, 2007. ASG’s first site, developed in Birmingham, Alabama, had its grand opening on March 8, 2006. Thus, the year ended December 31, 2006 reflected slightly less than ten full months of operations whereas, due to the sale of our express car wash on June 29, 2007, the year ended December 31, 2007 reflected approximately six full months of operations. Further, during the year ended December 31, 2006, a goodwill impairment charge of $971,000 was recorded in the car wash services operating segment.  This goodwill impairment related to goodwill that resulted from the Company’s acquisition of ASG in March 2006. During the year ended December 31, 2007, despite a significantly shorter operating period and as a result of a more established business presence from a more mature business, revenues reflected only a slight decrease of $34,000 and operating costs decreased by $1,505,000. However, excluding goodwill impairment of $971,000, operating costs decreased by $534,000. The remaining operating cost decrease of $534,000 is primarily attributed to a $257,000 decrease in interest expense, of which $136,000 is non-cash interest charges incurred as a result of debt discount, and the incurrence of only six months of operating expenses during the year ended December 31, 2007 as opposed to an entire year of operating expenses during the year ended December 31, 2006.

The loss from our discontinued car was segment increased by $1,585,000 during the year ended December 31, 2006 from a loss of $62,000 during the year ended December 31, 2005, its first year of operations. In response to the financial constraints stemming from our unsuccessful efforts to raise the necessary capital to continue the planned build-out on the additional car wash facilities, coupled with our emphasis on the patient safety markets, we evaluated alternative methods to divest the car wash services segment. Recognizing that revenues and cash flows would be lower than expected from the car wash services segment, we determined that a triggering event had occurred and conducted an interim goodwill impairment analysis in the quarters ended June 30, 2006 and September 30, 2006. As a result of our goodwill impairment analyses, we recorded goodwill impairment charges of $971,000 and nil during the year ended December 31, 2006 and 2005, respectively. This goodwill impairment related to goodwill that resulted from the Company’s acquisition of ASG.  The fair value of our reporting units were estimated using the expected present value of future cash flows and the valuation employed a combination of present value techniques to measure fair value and considered market factors. The remaining increase in loss of $614,000 is primarily attributed to interest expense at the discontinued car wash segment of $458,000. The increase in interest expense was a combination of both non-cash interest charges of $136,000 and interest expense of $322,000 attributable to the overall increase in borrowings that occurred during the year ended December 31, 2006.

Accumulated other comprehensive income

Unrealized gains (losses) on our investments designated as available-for-sale are recorded in accumulated other comprehensive income. At December 31, 2007 and 2006, our remaining investments were carried at cost and therefore we did not record any unrealized gains (losses) on these investments. At December 31, 2005, we classified our restricted holdings in Digicorp and IPEX as available-for-sale. During the year ended December 31, 2006, we had disposed of or written-off these investments. At December 31, 2005, the unrealized gains (losses) on our restricted holdings in IPEX and Digicorp amounted to ($328,000) and $2,703,000, respectively. The cumulative decrease in net unrealized gains amounts to $2,375,000.

Taxes

We are subject to federal and state income tax on a portion of our taxable income. At December 31, 2007, we had a net operating loss carryforward of approximately $25.0 million to offset future taxable income for federal income tax purposes. The utilization of the loss carryforward to reduce any future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforward expires beginning in 2011.

A change in the ownership of a majority of the fair market value of our common stock can delay or limit the utilization of existing net operating loss carryforwards pursuant to Internal Revenue Code Section 382. We believe that such a change occurred during the year ended December 31, 2007 and are currently performing an analysis to determine the amount of our net operating loss carryforward that is limited.

Contractual Obligations

The following table sets forth information relating to our contractual obligations as of December 31, 2007:

Contractual obligations	Payments Due by Period
		Less than
	Total	1 year	1-3 years	3-5 years
Operating lease obligations	$351,258	$113,082	$238,176	$—
Notes Payable to Ault Glazer Capital Partners, LLC	2,530,558	—	—	2,530,558
Notes Payable to Herb Langsam	600,000	600,000	—	—
Note Payable to Charles Kalina III	400,000	400,000	—	—
Other Notes Payable	172,380	172,380	—	—
Employment Agreements	693,750	581,250	112,500	—
Total	$4,747,946	$1,866,712	$350,676	$2,530,558

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our business activities contain elements of market risk. We consider a principal type of market risk to be valuation risk. Investments and other assets are valued at fair value as determined in good faith by our Board of Directors.

We have invested a portion of our assets in a private, development stage, company. Private businesses tend to be thinly capitalized, unproven, small companies that lack management depth and have not attained profitability or have no history of operations. Because of the speculative nature and the lack of public market for these types of investments, there is significantly greater risk of loss than is the case with traditional investment securities. Our private investment may result in a complete loss or will be unprofitable despite appearing to be likely to become successful.

Because there is no public market for the equity interests in the small company in which we have invested, the valuation of such the equity interests is subject to the estimate of our Board of Directors. In making its determination, the Board may consider valuation information provided by an independent third party or the portfolio company itself. In the absence of a readily ascertainable market value, the estimated value of our equity investments may differ significantly from the values that would be placed on them if a liquid market for the equity interests existed. Any changes in valuation are recorded in our consolidated statements of operations as either "Unrealized losses on marketable securities, net” or “Other comprehensive income."

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

We have audited the accompanying balance sheet of Patient Safety Technologies, Inc. (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patient Safety Technologies, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has reported recurring losses from operations through December 31, 2007 and has a significant accumulated deficit and a significant working capital deficit at December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Squar, Milner, Peterson, Miranda & Williamson, LLP

San Diego, California
April 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Patient Safety Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Patient Safety Technologies, Inc. (formerly known as Franklin Capital Corporation) and Subsidiaries (collectively the, “Company”) as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patient Safety Technologies, Inc. as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
April 10, 2006

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
ASSETS

CURRENT ASSETS

Cash	$405,413	$3,775
Accounts receivable	71,840	65,933
Inventories	—	42,825
Prepaid expenses	104,723	78,834
Other current assets	19,174	13,125

TOTAL CURRENT ASSETS	601,150	204,492

Restricted certificate of deposit	87,500	87,500
Notes receivable	153,545	153,668
Property and equipment, net	663,391	328,202
Assets held for sale, net	405,986	3,189,674
Goodwill	1,832,027	1,687,527
Patents, net	3,763,908	4,088,850
Long-term investments	666,667	1,441,533

TOTAL ASSETS	$8,174,174	$11,181,446

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable, current portion - net	$1,172,380	$3,517,149
Accounts payable	708,593	1,295,849
Accrued liabilities	520,749	824,466

TOTAL CURRENT LIABILITIES	2,401,722	5,637,464

Notes payable, less current portion - net	2,530,558	2,527,562
Deferred tax liabilities	1,499,329	1,473,066

COMMITMENTS AND CONTINGENCIES (Note 18)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1.00 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding
at December 31, 2007 and December 31, 2006
(Liquidation preference of $1,229,138 at December 31, 2007 and $1,190,813 at
December 31, 2006)	10,950	10,950
Common stock, $0.33 par value: 25,000,000 shares authorized;
12,054,602 shares issued and outstanding as of December 31, 2007; 7,489,026
shares issued and 6,874,889 shares outstanding at December 31, 2006	3,978,019	2,471,379
Additional paid-in capital	34,320,134	29,654,341
Accumulated deficit	(36,566,538)	(29,483,910)

	1,742,565	2,652,760

Less: 614,137 shares of treasury stock, at cost, at December 31, 2006	—	(1,109,406)

TOTAL STOCKHOLDERS' EQUITY	1,742,565	1,543,354

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,174,174	$11,181,446

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss

	For The Year Ended December 31,
	2007	2006	2005
REVENUES	$1,089,001	$244,529	$562,374
COST OF SALES	716,292	158,902	—

Gross margin	372,709	85,627	562,374

OPERATING EXPENSES
Salaries and employee benefits	2,737,235	3,722,822	4,182,466
Professional fees	843,207	2,161,044	2,523,035
Rent	78,937	131,129	88,368
Insurance	88,327	87,674	113,921
Taxes other than income taxes	66,309	101,536	104,238
Amortization of patents	324,942	324,942	270,785
General and administrative	1,388,327	1,162,041	1,101,712

Total operating expenses	5,527,284	7,691,188	8,384,525

Operating loss	(5,154,575)	(7,605,561)	(7,822,151)

OTHER INCOME (EXPENSES)
Interest, dividend income and other	4,287	2,251	42,476
Liquidated damages	(193,346)	—	—
Equity in loss of investee	—	—	(74,660)
Realized gain (loss) on investments, net	22,394	(1,541,506)	2,014,369
Gain on debt extinguishment	—	190,922	—
Interest expense	(1,468,045)	(3,155,853)	(135,414)
Unrealized (loss) gain on marketable securities, net	(24,578)	16,901	32,335

Loss from continuing operations before income taxes	(6,813,863)	(12,092,846)	(5,943,045)

Income tax expense (benefit)	(26,264)	116,979	97,482

Loss from continuing operations	(6,840,127)	(11,975,867)	(5,845,563)

Loss from discontinued operations	(165,851)	(1,647,285)	(61,960)

Net loss	(7,005,978)	(13,623,152)	(5,907,523)

Preferred dividends	(76,650)	(76,650)	(75,700)

Loss applicable to common shareholders	$(7,082,628)	$(13,699,802)	$(5,983,223)

Basic and diluted net loss per common share
Continuing operations	$(0.68)	$(1.89)	$(1.10)
Discontinued operations	$(0.02)	$(0.26)	$(0.01)

Net loss	$(0.70)	$(2.15)	$(1.11)

Weighted average common shares outstanding - basic and diluted	10,066,940	6,362,195	5,373,318

Comprehensive loss:
Net loss	$(7,005,978)	$(13,623,152)	$(5,907,523)
Other comprehensive (loss) gain, unrealized gain (loss) on
available-for-sale investments	—	(2,374,858)	2,374,858.00

Total comprehensive loss	$(7,005,978)	$(15,998,010)	$(3,532,665)

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For The Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net loss	$(7,005,978)	$(13,623,152)	$(5,907,523)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	205,673	136,056	14,943
Amortization of patents	324,942	324,942	270,785
Non-cash interest	1,083,813	2,983,417	—
Goodwill impairment	—	971,036	—
Realized (gain) loss on investments, net	(32,561)	1,541,506	(2,014,369)
Gain on debt extinguishment	—	(190,922)	—
Unrealized gain on marketable securities	24,578	(16,901)	(32,335)
Stock-based compensation to employees and directors	1,097,123	2,403,173	3,116,674
Stock-based compensation to consultants	57,249	898,294	1,387,612
Stock-based compensation for liquidated damages	193,346	—	—
Stock received for services	—	—	(666,249)
Loss on investee	—	—	74,660
Income tax expense (benefit)	26,264	(116,979)	(97,482)
Minority interest	—	—	(47,008)
Changes in operating assets and liabilities:
Restricted cash	—	—	(87,500)
Accounts receivable	(5,907)	(65,933)	—
Receivables from investments	—	934,031	(934,031)
Marketable securities, net	—	809,260	2,439,665
Inventories	42,825	34,656	(77,481)
Prepaid expenses	474,111	33,900	43,278
Other current assets	(6,049)	105,269	(38,896)
Notes receivable	123	(32,603)	—
Assets held for sale, net	21,818	—	—
Accounts payable	(587,256)	878,372	494,918
Accrued liabilities	320,770
Due to broker	—	(801,863)	341,087

Net cash used in operating activities	(3,765,116)	(2,794,441)	(1,719,252)

Cash flows from investing activities:
Purchase of property and equipment	(561,068)	(2,305,657)	(829,537)
Purchase of SurgiCount	—	—	(432,398)
Proceeds from sale of property and equipment	42,600	—	—
Proceeds from sale of assets held for sale, net	3,178,023	—	—
Proceeds from sale of long-term investments	333,333	289,409	1,371,522
Purchases of long-term investments	—	—	(903,173)

Net cash provided by (used in) investing activities	2,992,888	(2,016,248)	(793,586)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	4,484,406	527,850	250,000
Proceeds from exercise of stock options	—	—	26,250
Purchases of treasury stock	—	—	(36,931)
Proceeds from notes payable	100,000	7,549,683	1,621,627
Payments and decrease on notes payable	(3,372,215)	(3,342,442)	(95,976)
Payments of preferred dividends	(38,325)	—	(19,163)

Net cash provided by financing activities	1,173,866	4,735,091	1,745,807

Net increase (decrease) in cash	401,638	(75,598)	(767,031)

Cash at beginning of period	3,775	79,373	846,404

Cash at end of period	$405,413	$3,775	$79,373

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (continued)

	For The Year Ended December 31,
	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$255,245	$216,779	$61,593

Supplemental schedule of non cash investing and financing activities:
Dividends accrued	$38,325	$76,650	$75,700
Issuance of common stock and warrants in connection with Surgicount acquisition	$144,500	$—	$4,232,178
Issuance of common stock in payment of notes payable and accrued interest	$695,732	$—	$—
Issuance of common stock for inventory	$500,000	$—	$—
Payment of accrued liability with long-term investments	$10,969	$—	$—
Reclassification of accrued interest to notes payable, less current portion - net	$348,614	$—	$—
Reclassification of long term investments to assets held for sale	$430,564	$—	$—
Issuance of common stock in connection with asset purchase agreement	$—	$—	$66,895
Issuance of common stock in connection with land acquisition	$—	$—	$85,619
Issuance of common stock in connection with purchase of marketable securities	$—	$—	$101,640
Issuance of common stock in connection with prepaid legal services	$—	$50,000	$—
Accrued purchase price of investment	$—	$—	$(165,240)
Assumption of accrued liabilities	$—	$—	$15,000
Capitalized interest	$—	$—	$28,840
Reclassification of other current asset to purchase of Surgicount	$—	$—	$20,000

Purchase of the remaining 50% interest in ASG, through issuance of common stock, resulting in the following asset acquired and liabilities assumed during the quarter ended March 31, 2006 as follows:

	ASG
Goodwill	$357,008
Common stock issued	$(610,000)
Minority interest	$252,992

In connection with the Company's acquisitons of Surgicount and ASG, equity instruments were issued and liabilities assumed during 2005 as follows:

Surgicount		ASG
Fair value of assets acquired	$6,372,103	$1,095,211
Cash paid	(452,398)	(300,000)
Equity instruments issued	(4,232,178)
Minority interest		(300,000)
Liabilities assumed	$1,687,527	$495,211

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
For the Three Years Ended December 31, 2007

										Total
	Preferred Stock		Common Stock Issued		Paid-In	Other Comprehensive	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Shares	Amount	Equity
BALANCES, December 31, 2004	10,950	$10,950	6,128,067	$2,022,262	$13,950,774	$—	$(9,800,885)	(1,457,364)	$(2,616,832)	$3,566,269

Net loss	—	—	—	—	—	—	(5,907,523)	—	—	(5,907,523)

Other comprehensive income	—	—	—	—	—	2,374,858	—	—	—	2,374,858

Preferred Dividends	—	—	—	—	—	—	(75,700)	—	—	(75,700)

Issuance of common stock for:
Cash	—	—	—	—	129,904	—	—	65,319	120,096	250,000
Purchase of investments/Surgicount acquisition	—	—	600,000	198,000	3,579,916	—	—	58,444	104,943	3,882,859
Exercise of stock options	—	—	—	—	16,150	—	—	5,625	10,100	26,250
Services	—	—	96,961	31,998	408,220	—	—	15,756	29,268	469,486

Compensation expense due to warrant issuances	—	—	—	—	918,132	—	—	—	—	918,132
Compensation expense due to restricted stock issuances	—	—	170,248	56,181	1,463,666	—	—	—	—	1,519,847
Compensation expense due to stock option issuances	—	—	—	—	1,596,825	—	—	—	—	1,596,825
Warrants issued in purchase of Surgicount	—	—	—	—	536,578	—	—	—	—	536,578
Repurchases of common stock	—	—	—	—	—	—	—	(10,611)	(36,931)	(36,931)

BALANCES, December 31, 2005	10,950	$10,950	6,995,276	$2,308,441	$22,600,165	$2,374,858	$(15,784,108)	(1,322,831)	$(2,389,356)	$9,120,950

Net loss	—	—	—	—	—	—	(13,623,152)	—	—	(13,623,152)

Other comprehensive income	—	—	—	—	—	(2,374,858)	—	—	—	(2,374,858)

Preferred Dividends	—	—	—	—	—	—	(76,650)	—	—	(76,650)

Issuance of common stock for:
Cash	—	—	—	—	(263,178)	—	—	438,000	791,028	527,850
Purchase of ASG	—	—	—	—	248,751	—	—	200,000	361,249	610,000
Services	—	—	79,144	26,118	331,288	—	—	70,694	127,673	485,079

Compensation expense due to warrant issuances	—	—	—	—	593,215	—	—	—	—	593,215
Compensation expense due to restricted stock issuances	—	—	414,606	136,820	968,565	—	—	—	—	1,105,385
Compensation expense due to stock option issuances	—	—	—	—	1,117,788	—	—	—	—	1,117,788
Warrants issued in connection with debt financings	—	—	—	—	4,057,747	—	—	—	—	4,057,747

BALANCES, December 31, 2006	10,950	$10,950	7,489,026	$2,471,379	$29,654,341	$—	$(29,483,910)	(614,137)	$(1,109,406)	$1,543,354

Net loss	—	—	—	—	—	—	(7,005,978)	—	—	(7,005,978)

Preferred Dividends	—	—	—	—	—	—	(76,650)	—	—	(76,650)

Issuance of common stock for:
Cash	—	—	3,639,863	1,201,155	2,828,026	—	—	584,137	1,055,226	5,084,407
Contingent payment due to SurgiCount acquisition	—	—	100,000	33,000	111,500	—	—	—	—	144,500
Services	—	—	33,000	10,890	38,610	—	—	—	—	49,500
Payment of debt			551,197	181,895	513,836	—	—	—	—	695,731

Compensation expense due to warrant issuances	—	—	—	—	210,578	—	—	—	—	210,578
Compensation expense due to restricted stock issuances	—	—	241,516	79,700	289,054	—	—	30,000	54,180	422,934
Compensation expense due to stock option issuances	—	—	—	—	674,189	—	—	—	—	674,189
	10,950	$10,950	12,054,602	$3,978,019	$34,320,134	$—	$(36,566,538)	—	$—	1,742,565

The accompanying notes are an integral part of these consolidated interim financial statements.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Patient Safety Technologies, Inc. ("PST" or the "Company") is a Delaware corporation. The Company’s operations are conducted at its wholly-owned operating subsidiary, SurgiCount Medical, Inc. (“SurgiCount”), a California corporation.

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

2. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2007, the Company has an accumulated deficit of approximately $36.6 million and a working capital deficit of approximately $1.8 million. For the year ended December 31, 2007, the Company incurred a loss of approximately $7.1 million and has used approximately $3.8 million in cash in its operations. Further, as of December 31, 2007 the Company has only generated minimal revenues from its medical products and healthcare solutions segments. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has relied on liquidating investments and short-term debt financings to fund a large portion of its operations. In order to ensure the continued viability of the Company, equity financing must be obtained and profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. Although the Company has received equity financing during the year ended December 31, 2007, the Company is currently seeking additional financing and believes that it will be successful. However, no assurances can be made that it will be successful obtaining a sufficient amount of equity financing to continue to fund its operations or that the Company will achieve profitable operations and positive cash flow from its medical products segment. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements for 2007 include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest. Account balances are reviewed individually for collectibility. Historically, the Company has not incurred any credit losses on extended credits. An allowance for bad debts has not been recorded and is not considered necessary due to the nature of the Company's customer base and the lack of historical write offs.

Inventories

Inventories, consisting primarily of hand held scanners at December 31, 2006, are stated at the lower of cost or market on the first-in, first-out basis. There was no inventory recorded as of December 31, 2007.

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

Investments identified as having an indicator of impairment are subject to further analysis to determine if the investment is other than temporarily impaired, in which case the investment is written down to its impaired value. When an investee company is not considered viable from a financial or technological point of view, the entire investment is written down since we consider the estimated fair market value to be nominal. If an investee company obtains additional funding at a valuation lower than the Company’s carrying amount or requires a new round of equity funding to stay in operation and the new funding does not appear imminent, a presumption is made that the investment is other than temporarily impaired, unless specific facts and circumstances indicate otherwise. No impairment charges were recognized during the year ended December 31, 2007. During the years ended December 31, 2006 and 2005, included in realized gain (loss) on investments, net, is a $1,458,000 impairment charge from the Company’s investment in Ipex, Inc. and a $50,000 impairment charge from the Company’s investment China Nurse, LLC, respectively.

Gains (Losses) on Sale of Investments

Amounts reported as realized gains (losses) are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment. Gains (losses) are considered realized when sales or dissolution of investments are consummated.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, Disclosures About Fair Value of Financial Instruments, approximate the carrying amounts presented in the accompanying Consolidated Balance Sheets.

Revenue Recognition

The Company complies with SEC Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, amended by SAB 104, Revenue Recognition. Consulting service contract revenue is recognized when the service is performed. Consequently, the recognition of such consulting service contract revenue is deferred until each phase of the contract is complete. Revenues generated by the Company’s previously owned automated car wash subsidiary, Automotive Services Group were recognized at the time of service. Revenues from sales of the Safety-Sponge System are recorded upon shipment.

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

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods in which the Company granted employee stock options have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R). During the years ended December 31, 2007, 2006 and 2005, the Company had stock-based compensation expense, related to issuances to the Company’s employee and directors, included in reported net loss, of $1,097,000, $2,223,000 and $3,117,000, respectively. The total amount of stock-based compensation for the year ended December 31, 2007 of $1,097,000, included restricted stock grants valued at $423,000 and stock options valued at $674,000. The total amount of stock-based compensation for the year ended December 31, 2006 of $2,223,000, included restricted stock grants valued at $1,105,000 and stock options valued at $1,118,000. The total amount of stock based compensation for the year ended December 31, 2005 of $3,117,000, included restricted stock grants valued at $1,520,000 and stock options valued at $1,597,000.

During the years ended December 31, 2007, 2006 and 2005, the Company had stock-based compensation expense, from issuances of restricted stock and warrants to consultants of the Company of $57,000, $898,000 and $1,388,000, respectively.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Treasury Stock

Shares of common stock repurchased by the Company are recorded at cost as treasury stock and result in a reduction of stockholders' equity in the accompany consolidated balance sheets. When shares are reissued, the Company uses the weighted average cost method for determining cost. The difference between the cost of the shares and the issuance price is added or deducted from additional paid-in capital.

Comprehensive Income (Loss)

The Company applies SFAS No. 130, Reporting Comprehensive Income. Comprehensive income (loss) consists of the after tax net change in unrealized gains and losses on securities classified as available-for-sale that have been excluded from net loss and reflected instead in stockholders’ equity. At December 31, 2005, the only investments designated as available-for-sale were the Company’s restricted holdings in IPEX, Inc. (“IPEX”) and its investment in Digicorp and Alacra Corporation (“Alacra”). During the year ended December 31, 2006, the Company sold its investment in Digicorp and recorded an impairment charge for the entire amount of its investment in IPEX leaving Alacra as the only remaining investment designated as available-for-sale as of December 31, 2007.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the impact of SFAS 157 on our consolidated financial position and results of operations.

On January 1, 2007, we adopted Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43 (“EITF 06-2”). EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. Upon adoption, no liability for unrecognized compensated absences was recognized.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). This statement requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. We will implement SFAS No. 141(R) on January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. We will implement SFAS No. 160 on January 1, 2009. We do not expect the adoption of this standard to have a material impact on our income statement, financial position or cash flows.

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

The following sets forth the discontinued operations for the years ended December 31, 2007, 2006 and 2005 related to the held for sale assets of Automotive Services Group:

	Years Ended December 31,
	2007	2006	2005
Operating revenues	$309,455	$343,431	$—
Operating expenses	262,323	530,285	61,960
Depreciation and amortization	21,819	31,529	—
Goodwill impairment	—	971,036	—
Interest expense	201,331	457,866
Gain (loss) on sale of assets	10,167	—	—
Loss from discontinued operations	$(165,851)	$(1,647,285)	$(61,960)

The following sets forth the assets that are held for sale that are related to the discontinued operations:

	December 31, 2007	December 31, 2006
Property and equipment, net	$—	$3,189,674
Goodwill	—	—
Other assets	—	—
Total assets of discontinued operations	$—	$3,189,674

5. RESTRICTED CERTIFICATE OF DEPOSIT

At December 31, 2007, the Company had a restricted certificate of deposit of $87,500 held by a financial institution securing a letter of credit. This restricted certificate of deposit is held to cover a portion of the security deposit for the Company’s prior corporate offices that it occupied with Ault Glazer & Company Investment Management LLC ("Ault Glazer"), a related party. Ault Glazer provided an additional certificate of deposit, in the amount of $262,500, required to be held at the financial institution under the terms of the non-cancelable operating lease. (see Operating Lease, Note 19)

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 are comprised of the following:

	December 31, 2007	December 31, 2006
Computer software and equipment	$767,004	$356,642
Furniture and equipment	215,423	71,687
Other	—	20,206
Property and equipment, gross	982,427	448,535
Less: accumulated depreciation	(319,036)	(120,333)
Property and equipment, net	$663,391	$328,202

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $205,673, $136,056 and $14,943, respectively.

7. ACQUISITIONS

Surgicount Medical, Inc.

In February 2005, the Company invested $4,035,600, excluding acquisition costs, to acquire 100% of the common stock of SurgiCount. The Company acquired SurgiCount for its patents related to the Safety-Sponge System, an innovation which the Company believes will allow it to capture a significant portion of the United States and European surgical sponge sales. SurgiCount’s operating results from the closing date of the acquisition, February 25, 2005, through December 31, 2007, are included in the consolidated financial statements.

At closing, the purchase price, including acquisition costs was determined to be $4,684,576, comprised of $340,000 in cash payments and 600,000 shares of the Company’s common stock valued at $3,695,600 issued to SurgiCount’s equity holders. Additionally, the Company incurred approximately $112,398 in direct costs and issued 150,000 warrants, valued at $536,578, to purchase the common stock of the Company to consultants providing advisory services for the acquisition. The value assigned to the stock portion of the purchase price is $6.16 per share based on the average closing price of the Company’s common stock for the five days beginning two days prior to and ending two days after February 4, 2005, the date of the Agreement and Plan of Merger and Reorganization (the “Merger”). In addition, since the cumulative gross revenues of SurgiCount exceeded $1,000,000 prior to the fifth anniversary of the closing of the Merger, the Company issued a total of an additional 100,000 shares of the Company’s common stock, of which 50,000 shares were issued on June 29, 2007 and 50,000 shares were issued on December 31, 2007, valued at $144,500, to certain SurgiCount shareholders. Such amount is not included in the aggregate closing purchase price but rather was recorded upon issuance as an increase to goodwill.

The acquisition of Surgicount was accounted for under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations. Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Fair value of the patents was determined by an independent appraisal. Goodwill is recorded to the extent the purchase price, including acquisition costs, exceeds fair value of the net identifiable tangible and intangible assets acquired less liabilities assumed at the date of acquisition.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The components of the initial purchase price are allocated as follows:

Patents	$4,684,576
Deferred tax liability	(1,687,527)
Net assets acquired	2,997,049
Goodwill	1,687,527
$4,684,576

The patents are being amortized for book purposes over their estimated useful life of 14.4 years. Approximate annual amortization expense for patents is expected to be $325,000.

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

Year ended December 31, 2005
Revenue	$562,374
Net loss	$(6,013,000)
Basic and diluted net loss per common share	$(1.12)

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

On March 15, 2006, the Company entered into a Unit Purchase Agreement (the “Agreement”) for Automotive Services Group to purchase the remaining 50% equity interest (the “Membership Interest”) in ASG. After completing the transaction, Automotive Services Group owned 100% of the outstanding equity interests in ASG. As consideration for the Membership Interest, the Company issued 200,000 shares of the Company’s common stock valued at $610,000, based on the closing stock price at March 15, 2006.

The Company has not provided pro forma data summarizing the results of operations for the periods indicated as if the ASG acquisition had been completed as of the beginning of each period presented since the effects were considered immaterial to actual operating results.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

As discussed in Note 10, all goodwill previously recorded in connection with the acquisition of ASG was written off during the quarters ended June 30, 2006 and September 30, 2006.

8. GOODWILL AND PATENTS

The Company’s goodwill relates to the Medical Products reporting segment. During the year ended December 31, 2007, cumulative gross revenues of SurgiCount exceeded $1,000,000 and as such the Company issued 100,000 shares of common stock to the SurgiCount founders. The Company recorded $144,500 of goodwill as a result of these issuances, based on the estimated fair value of the shares.
During the year ended December 31, 2006, the Company recognized a goodwill impairment charge of $971,000.  As discussed in Note 1, the Company has both a significant accumulated deficit and a working capital deficit. These financial constraints prevented the Company from continuing the planned build-out of the additional car wash facilities. In response to these financial constraints, coupled with the Company’s emphasis on the patient safety markets, the Company elected to divest the car wash services segment. Recognizing that revenues and cash flows would be lower than expected from the car wash services segment, the Company determined that a triggering event had occurred and conducted an interim goodwill impairment analysis in the quarters ended June 30, 2006 and September 30, 2006 which resulted in the recording of total goodwill impairment charges during 2006 of $971,000 in the car wash services operating segment.  This impairment related to goodwill that resulted from the Company’s acquisition of ASG

The change in goodwill for year ended December 31, 2007, is as follows:

Goodwill
Balance as of December 31, 2006	$1,687,527
Issuance of contingent payment for SurgiCount	144,500
Balance as of December 31, 2007	$1,832,027

Patents, net, as of December 31, 2007 are composed of the following:

Patents	$4,684,576
Accumulated amortization	(920,668)
$3,763,908

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The patents are subject to amortization over their estimated useful life of 14.4 years. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter.

2008	$325,000
2009	325,000
2010	325,000
2011	325,000
2012	325,000
Thereafter	2,138,908
$3,763,908

9. LONG-TERM INVESTMENTS AND ASSETS HELD FOR SALE

Long-term investments at December 31, 2007 and December 31, 2006 are comprised of the following:

	December 31, 2007	December 31, 2006
Alacra Corporation	$666,667	$1,000,000
Investments in Real Estate	—	430,563
Digicorp	—	10,970
	$666,667	$1,441,533

Alacra Corporation

At December 31, 2007, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation (“Alacra”), recorded at its cost of $666,667, and classified as an available-for-sale investment. The Company has the right, to the extent that Alacra has sufficient available capital, to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends beginning on December 31, 2006. During the year ended December 31, 2007, Alacra redeemed one-third of the Series F convertible preferred stock. Alacra, based in New York, is a global provider of business and financial information.

Investments in Real Estate

At December 31, 2006, the Company’s real estate investments consisted of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee, which were recorded at their cost of $430,563. At December 31, 2007, these real estates investments met the “held for sale” criteria in accordance with SFAS 144 and were classified as such.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10. NOTES PAYABLE

Notes payable at December 31, 2007 and 2006 are comprised of the following:

	December 31, 2007	December 31, 2006
Note payable to Winstar Radio Networks, LLC (a)	$—	$450,000
Notes payable to Ault Glazer Capital Partners, LLC (b)	2,530,558	2,575,528
Note payable to Steven J. Caspi (c)	—	1,000,000
Note payable to Steven J. Caspi (d)	—	1,495,281
Notes payable to Herb Langsam (e)	600,000	600,000
Note payable to Charles Kalina III (f)	400,000	400,000
Other notes payable	172,380	598,232
Total notes payable	3,702,938	7,119,041
Less: debt discount on beneficial conversion feature	—	(1,074,330)
	3,702,938	6,044,711
Less: current portion	(1,172,380)	(3,517,149)
Notes payable - long-term portion	$2,530,558	$2,527,562

Aggregate future required principal payments on these notes during the twelve month period subsequent to December 31, 2007 are as follows:

2007	$1,172,380
2008	—
2009	—
2010	2,530,558
$3,702,938

(a)
On August 28, 2001, the Company made an investment in Excelsior Radio Networks, Inc. (“Excelsior”) which was completely liquidated during 2005. As part of the purchase price paid by the Company for its investment in Excelsior, the Company issued a $1,000,000 note to Winstar Radio Networks, LLC, a Delaware limited liability company (“Winstar”). This note was due February 28, 2002 with interest at 3.54% per annum but in accordance with the agreement the Company had a right of offset against certain representations and warranties made by Winstar. The Company applied offsets of $215,000 against the principal balance of the note relating to legal fees attributed to our defense of certain lawsuits filed against us. The Company has consistently asserted that the due date of the note was extended until the lawsuit discussed in Note 13 is settled. However, on February 3, 2006, Winstar Global Media, Inc. (“WGM”) filed a lawsuit against the Company in an attempt to collect upon the $1,000,000 note between the Company and Winstar. On September 5, 2006, the Company reached a settlement agreement with WGM whereas the Company agreed to pay Winstar $750,000, pursuant to an agreed upon payment schedule, on or before July 2, 2007. On November 7, 2006, The United States Bankruptcy Court for the District of Delaware approved the Company’s settlement agreement with WGM. Pursuant to the settlement agreement, the Company made payments of $300,000 during 2006 and the remaining $450,000 during the three months ended March 31, 2007. The Company recorded a gain during 2006 of $191,000 on the elimination of principal and interest in excess of the settlement amount which is included in gain on debt extinguishment in the accompanying statement of operations.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(b)
On February 8, 2006, Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”), a related party, loaned $687,000 to ASG. As consideration for the loan, ASG issued the Fund a secured promissory note in the principal amount of $687,000 (the “ASG Note”) and granted a real estate mortgage in favor of the Fund relating to certain real property located in Jefferson County, Alabama (the “ASG Property”). The ASG Note, as amended, had an interest rate of 10% per annum and was due on September 15, 2006. The Fund received warrants to purchase 20,608 shares of the Company’s common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $44,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. The entire amount of the debt discount was amortized as interest expense. As security for the performance of ASG’s obligations pursuant to the ASG Note, ASG had granted the Fund a security interest in all personal property and fixtures located at the ASG Property. During the year ended December 31, 2007 and 2006, the Company incurred interest expense, excluding amortization of debt discount, of $28,000 and $61,000, respectively, on the ASG Note.

As of December 31, 2006, the Fund loaned $1,495,000 to ASG in addition to the ASG Note. The loans were advanced to ASG, pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "Real Estate Note"). The Real Estate Note had an interest rate of 3% above the Prime Rate as published in the Wall Street Journal. All unpaid principal, interest and charges under the Real Estate Note were due in full on July 31, 2010. The Real Estate Note was collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and the Fund. During the year ended December 31, 2007 and 2006, the Company incurred interest expense of $70,000 and $160,000, respectively, on the Real Estate Note.

Effective June 1, 2007, the entire unpaid principal and interest under the ASG Note and Real Estate Note were restructured into a new Convertible Secured Promissory Note (the "AG Partners Convertible Note") in the principal amount of $2,530,558 with an effective date of June 1, 2007. The AG Partners Convertible Note bears interest at the rate of 7% per annum and is due on the earlier of December 31, 2010, or the occurrence of an event of default. In the event that the average closing price of the Company’s common stock is in excess of $5.00 per share for thirty (30) consecutive trading days, the Company will have the right to redeem the promissory note in shares or in cash. In the event of redemption in shares, the principal is convertible into shares of the Company’s common stock at a conversion price of $2.50. The promissory note is secured by all of the Company’s assets. Should the Company raise up to $2,000,000 in a new credit facility, including any replacement credit facilities, the Fund is required to subordinate its security interest in favor of the new credit facility. During the year ended December 31, 2007, the Company incurred interest expense of $103,000 on the AG Partners Convertible Note.

From March 7, 2006 through October 16, 2006, the Fund loaned the Company a total of $524,000, of which $130,000 was repaid during 2006. The loans were advanced to the Company pursuant to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) entered into with the Fund on March 7, 2006. The Revolving Line of Credit allowed the Company to request advances of up to $500,000 from the Fund. Each advance under the Revolving Line of Credit was evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit required repayment with interest at the Prime Rate plus 1% within 60 days from issuance. The outstanding principal balance of $394,000 and accrued interest of $28,000, which was in default, was converted into 337,439 shares of the Company’s common stock at a conversion price of $1.25 per share. During the year ended December 31, 2007 and 2006, the Company incurred interest expense of $15,000 and $16,000, respectively, on the Revolving Line of Credit.

(c)
On January 12, 2006, Steven J. Caspi loaned $1,000,000 to ASG. As consideration for the loan, ASG issued Mr. Caspi a promissory note in the principal amount of $1,000,000 (the “Caspi Note”) and granted Mr. Caspi a mortgage on certain real estate owned by ASG and a security interest on all personal property and fixtures located on such real estate as security for the obligations under the Caspi Note. In addition, the Company entered into an agreement guaranteeing ASG’s obligations pursuant to the Caspi Note and Mr. Caspi received warrants to purchase 30,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The Company recorded debt discount in the amount of $92,000 based on the estimated fair value of the warrants. The debt discount was amortized as non-cash interest expense over the initial term of the debt using the effective interest method. The entire amount of the debt discount was amortized as interest expense. The Caspi Note initially accrued interest at the rate of 10% per annum, which together with principal, was due to be repaid on July 13, 2006. The Caspi Note was not repaid until June 29, 2007. During the period of time that the Caspi Note was in default interest accrued at the rate of 18% per annum. During the year ended December 31, 2007 and 2006, the Company incurred interest expense of $89,000 and $130,000, respectively, on the Caspi Note.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(d)
From September 8, 2006 through September 19, 2006, Mr. Caspi loaned the Company a total of $1,495,281. As consideration for the loan, the Company issued Mr. Caspi a Convertible Promissory Note in the principal amount of $1,495,281 (the “Second Caspi Note”). The Second Caspi Note accrued interest at the rate of 12% per annum and was due upon the earlier of March 31, 2008 or, the occurrence of an event of default. As security for the performance of the Company’s obligations pursuant to the Second Caspi Note, the Company granted Mr. Caspi a security interest in certain real property. Mr. Caspi received warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. The Second Caspi Note was repaid on August 13, 2007. During the year ended December 31, 2007 and 2006, the Company incurred interest expense, excluding amortization of debt discount, of $109,000 and $56,000, respectively, on the Second Caspi Note.

As the effective conversion price of the Second Caspi Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $769,000 based on the intrinsic value of the beneficial conversion feature of the note.

The warrant issued to Mr. Caspi in conjunction with the Second Caspi Note will expire after September 8, 2011. The Company recorded debt discount in the amount of $231,000 based on the estimated fair value of the warrants. The debt discount as a result of the beneficial conversion feature of the note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the year ended December 31, 2007 and 2006, interest expense of $877,000 and $123,000 has been recorded from the debt discount amortization.

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

On November 13, 2006, Mr. Langsam, loaned the Company an additional $100,000. The loan is documented by a $100,000 Secured Promissory Note (the “Second Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Second Langsam Note accrues interest at the rate of 12% per annum and has a maturity date of May 13, 2007. Mr. Langsam received warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $17,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the year ended December 31, 2007 and 2006, interest expense of $12,000 and 5,000, respectively, has been recorded from the debt discount amortization. Pursuant to the terms of a Security Agreement dated November 13, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Second Langsam Note.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

During the year ended December 31, 2007 and 2006, the Company incurred interest expense, excluding amortization of debt discount, of $88,000 and $50,000, respectively, on the Langsam Notes. At December 31, 2007 and 2006, accrued interest on the Langsam Notes totaled $138,000 and $50,000, respectively.

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

On November 3, 2006 the balance due under the Kalina Note was added to a new Convertible Promissory Note in the principal amount of $400,000 (the “Second Kalina Note”), pursuant to which the Company received proceeds of approximately $150,000. The Second Kalina Note bears interest at the rate of 12% per annum and is due on January 31, 2008 or, the occurrence of an event of default. Mr. Kalina received warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. During the year ended December 31, 2007 and 2006, the Company incurred interest expense, excluding amortization of debt discount of $46,000 and $20,000, respectively, on the Second Kalina Note. At December 31, 2007 and 2006, accrued interest on the Second Kalina Note totaled $8,000 and $10,000, respectively.

As the effective conversion price of the Second Kalina Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $77,000 based on the intrinsic value of the beneficial conversion feature of the note.

The warrant issued to Mr. Kalina in conjunction with the Second Kalina Note will expire after November 3, 2011. The Company recorded debt discount in the amount of $29,000 based on the estimated fair value of the warrants. The debt discount as a result of the beneficial conversion feature of the note and the estimated fair value of the warrants was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the year ended December 31, 2007 and 2006, interest expense of $91,000 and $15,000, respectively, has been recorded from the debt discount amortization.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

11. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2007 and 2006 are comprised of the following:

	December 31, 2007	December 31, 2006
Accrued interest	$168,449	$520,114
Accrued professional fees	—	10,000
Accrued dividends on preferred stock	134,138	95,812
Accrued salaries	212,000	197,495
Other	6,162	1,045
	$520,749	$824,466

12. EQUITY TRANSACTIONS

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

On April 5, 2005, the Company entered into a consulting agreement with Health West Marketing Incorporated, a California corporation ("Health West"). Under the agreement, Health West agreed to help the Company establish a comprehensive manufacturing and distribution strategy for the Company's Safety-Sponge System worldwide. The initial term of the agreement is for a period of two years. After the initial two-year term, the agreement will terminate unless extended by the parties for one or more additional one-year periods.

In consideration for Health West's services, the Company agreed to issue Health West 42,017 shares of the Company's common stock, to be issued as follows: (a) 10,505 shares, valued at $62,505, were issued upon signing the agreement; (b) an additional 15,756 shares, valued at $93,748, of the Company’s common stock held in treasury were issued as a result of Health West’s assistance in structuring a comprehensive manufacturing agreement with A Plus International Inc. (“A Plus”), which was entered into on August 17, 2005; and (c) during 2007 the Company issued the remaining 15,756 shares for Health West’s services in developing a regional distribution network to integrate the Safety-Sponge™ System into the existing acute care supply chain. As an additional incentive, in 2005 the Company granted Health West warrants to purchase a total of 175,000 shares of the Company’s common stock as discussed in Note 13.

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

On January 29, 2007, the Company entered into a subscription agreement with A Plus, pursuant to which the Company sold to A Plus 800,000 shares of its common stock and warrants to purchase an additional 300,000 shares of its common stock. The Company received gross proceeds of $500,000 in cash and during the year ended December 31, 2007, received $500,000 in product. The warrants have a term of five (5) years and an exercise price equal to $2.00 per share.

Between January 29, 2007 and June 7, 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The Company issued and sold to the investors an aggregate of 2,152,000 shares of its common stock and warrants to purchase an additional 1,076,000 shares of its common stock. The warrants are exercisable for a period of three to five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share. These issuances resulted in aggregate gross proceeds to the Company of $2,690,000. The Company was required to file a registration statement within 120 days after April 5, 2007 covering the resale of 2,000,000 shares of our Common Stock purchased in these private placements. The registration statement was not filed until November 16, 2007 and we therefore issued, as liquidated damages, warrants with a term of five years and an exercise price of $2.00 per share to purchase 200,000 shares of our Common Stock. We recognized $193,000 in expense as a result of these liquidated damages.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Pursuant to the Merger between the Company and SurgiCount, in the event that prior to the fifth anniversary of the closing of the Merger the cumulative gross revenues of SurgiCount exceed $1,000,000, the Company is obligated to issue an additional 100,000 shares of the Company’s common stock to certain SurgiCount founders. As discussed in Note 7, cumulative gross revenues of SurgiCount exceeded $1,000,000 and therefore the Company issued an additional 100,000 shares of the Company’s common stock, valued at $144,500. The Company recorded $144,500 of goodwill as a result of these issuances, based on the estimated fair value of the shares.

On October 17, 2007, the Company sold, in a private placement exempt from the registration requirements of the Securities Act, 1,270,000 shares of the Company’s common stock at $1.25 price per share and issued five-year warrants to purchase 763,000 shares of common stock at an exercise price of $1.40 per share, pursuant to a Securities Purchase Agreement entered into with Francis Capital Management, LLC, (“Francis Capital”) an accredited investor. The investor paid $1,500,000 in cash and agreed to extinguish $90,000 in existing debt owed to it by the Company.

13. WARRANTS

During the year ended December 31, 2007, a total of 2,872,120 warrants, at an average exercise price of $1.75 per share were issued primarily in connection with the various subscription agreements entered into by the Company as well as payment for services and accrued interest. The warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 4.50%, five years and 63% - 101%, respectively. Warrants granted during the year ended December 31, 2006 were valued using an expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75% - 4.50%, three to five years and 63% - 88%, respectively. As of December 31, 2007, a total of 6,114,521 warrants, at exercise prices ranging from $1.25 to $6.05 remain outstanding.

14. STOCK REPURCHASE PROGRAM

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

15. STOCK OPTION PLANS

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of stock option activity for the year ended December 31, 2007 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
December 31, 2004	56,250	5,625	$4.67	5.08
Adoption of Amended 2005 SOP	2,500,000
Exercises		(5,625)	$4.67	5.00
Restricted Stock Awards	(438,046)
Grants	(1,044,000)	1,044,000	$5.02	9.39

December 31, 2005	1,074,204	1,044,000	$5.02	9.39
Cancellation of 1997 Plans	(56,250)
Restricted Stock Awards	(331,928)
Grants	(785,000)	785,000	$3.80	9.21
Cancellations	125,000	(125,000)	$4.51	8.87

December 31, 2006	26,026	1,704,000	$4.50	8.73	$—
Restricted Stock Awards	(79,036)
Grants	(545,000)	545,000	$1.53	9.76
Cancellations	599,000	(599,000)	$4.59	8.25

December 31, 2007	990	1,650,000	$3.49	8.43	$—

Options exercisable at:
December 31, 2005		220,125	$5.27	9.25	$—
December 31, 2006		832,625	$4.90	8.54	$—
December 31, 2007		782,500	$4.40	7.83	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on December 31, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. There have been 5,625 options exercised during the year ended December 31, 2005.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of the changes in the Company’s nonvested options during the year ended December 31, 2007 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	871,375	$2.31
Granted	545,000	$1.16
Vested	(330,125)	$2.07
Cancelled and forfeited	(218,750)	$2.02
Nonvested at December 31, 2007	867,500	$1.75

All options that the Company granted during 2005 through 2007 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Year ended December 31,
	2007	2006	2005
Weighted average risk free interest rate	4.50%	3.75%	3.75%
Weighted average life (in years)	5.00	4.16	3.0
Volatility	98 - 101%	89%	83%
Expected dividend yield	0%	0%	0%
Weighted average grant-date fair value per share of options granted	$1.16	$2.50	$2.48

During the year ended December 31, 2007, the Company recorded compensation costs related to stock options of $674,189. As of December 31, 2007, total unrecognized compensation cost related to unvested stock options was $899,000. The cost is expected to be recognized over a weighted average period of 1.43 years.

16. RELATED PARTY TRANSACTIONS

Due from Related Parties

During the three months ended March 31, 2007 and year ended December 31, 2006, the Company paid approximately 25% of the base rent on the corporate offices and The Ault Glazer Group, Inc. ("Ault Glazer") paid the remaining base rent based upon their respective usage of the facilities. Together, Milton “Todd” Ault III, our former Chairman and Chief Executive Officer of the Company, and Louis Glazer, a Class I Director of the Company, and Melanie Glazer, the former Manager of our real estate segment, (together, the “Glazers”) own a controlling interest in the outstanding capital stock of Ault Glazer. As of December 31, 2007 and 2006, Ault Glazer, Mr. Ault and the Glazers indirectly beneficially own or control approximately 10% of the outstanding common stock of the Company and beneficially own approximately 98% of the outstanding preferred stock of the Company.

IPEX, Inc.

During the years ended December 31, 2007, 2006 and 2005, the Company recognized revenue of nil, $104,000 and $552,000, respectively, in connection with consulting services provided to IPEX. The Company’s former Chairman and Chief Executive Officer and significant beneficial owner of the Company served as a director of IPEX during that period. Further, the former Chief Executive Officer of ASG served as an IPEX director and member of IPEX’s Audit Committee from August 2005 through January 2006.

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

Loans

During the year ended December 31, 2007 and 2006, the Company received loans from Ault Gazer Capital Partners, LLC (the “Fund”). Ault Glazer & Company Investment Management, LLC (“AG & Company IM”) is the managing member of the Fund. The managing member of AG & Company IM is Ault Glazer. Mr. Ault is Chairman, Chief Executive Officer and President of Ault Glazer. Until June 8, 2006, the Company’s current Chief Executive Officer and Chief Financial Officer was also Chief Financial Officer of Ault Glazer.

ASG

During the period from June 29, 2007 to August 13, 2007, Automotive Services Group sold its express car wash and underlying real estate and a parcel of undeveloped land located in Birmingham, Alabama to Charles H. Dellaccio and Darrell Grimsley. Mr. Grimsley is the Chairman of the Board and Chief Executive Officer of Automotive Services Group.

A Plus International, Inc.

During the years ended December 31, 2007, 2006 and 2005, the Company recognized cost of goods sold of 467,000, $44,000 and nil, respectively, in connection with surgical sponges provided by A Plus. Wayne Lin, a director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

17. INCOME TAXES

In June 2006, the FASB issued FASB Interpretation Number 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is, more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective for the Company beginning January 1, 2007.

The Company adopted the provisions of FIN 48 on January 1, 2007, and has commenced analyzing filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. As a result of adoption, the Company has recorded no additional tax liability. As of December 31, 2007, the Company has not yet completed its analysis of the deferred tax assets for net operating losses of $25.5 million. As such, these amounts and the offsetting valuation allowance have been removed from the Company’s deferred tax assets. The Company will complete a Section 382 analysis regarding the limitation of the net operating losses.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A rollforward of the changes in the Company’s unrecognized tax benefits is shown below:

Balance at January 1, 2007	$—
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlements	—
Balance at December 31, 2007	$—

Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact the Company’s effective tax rate.

The Company is subject to taxation in the U.S. and state jurisdictions. The Company’s tax years for 2002 and forward are subject to examination by the U.S. and California tax authorities due to the carryforward of unutilized net operating losses. The Company is currently not under examination by any taxing authorities.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the twelve months ended December 31, 2007, the Company did not recognize any interest or penalties. Upon adoption of FIN 48 on January 1, 2007, the Company did not record any interest penalties.

The adoption of FIN 48 did not impact the Company’s financial condition, results of operations or cash flows. At December 31, 2007, the Company had net deferred tax assets of $2.0 million. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset the net deferred tax asset. Additionally, the future utilization of the Company’s net operating loss to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred; however the Company will be completing a Section 382 analysis regarding the limitation of the net operating loss. Until this analysis has been completed the Company has removed the deferred tax assets associated with these carryforwards from its deferred tax asset schedule and has recorded a corresponding decrease in its valuation allowance. When the Section 382 analysis is completed, the Company plans to update its unrecognized tax benefits under FIN 48.

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Federal net operating loss carryforward	$—	$6,931,000
State net operating loss carryforward	—	1,041,000
Stock based compensation	1,959,000	1,840,000
Other	120,000	19,000
Total deferred tax asset	2,079,000	9,831,000
Deferred tax liability:
Book and tax bases difference arising from purchased patents	(1,499,000)	(1,473,066)
Total net deferred tax asset	580,000	8,357,934
Less valuation allowance	(2,079,000)	(9,831,000)
Net deferred tax liability	$(1,499,000)	$(1,473,066)

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For the years ended December 31, 2007, 2006 and 2005, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2007	2006	2005
Federal statutory tax rate	(34.00)%	(34.00)%	(34.00)%
State and local income taxes, net of federal tax Benefit	0.08	0.01	0.01
Non deductible items	6.44	8.30	1.76
Valuation allowance	27.89	24.83	30.61

Total effective tax rate	0.41%	(0.86)	(1.62)%

18. COMMITMENTS AND CONTINGENCIES

Operating Lease

During November 2007, the Company entered into an operating agreement for office space for Surgicount.  The lease requires monthly payments of $9,424, subject to an annual increase of 3.5% per year, from January 1, 2008 through December 31, 2010.  Future minimum annual rent payments of $113,082, $117,040 and $121,136 due during the years ended December 31, 2008, 2009 and 2010, respectively, represent the remaining obligation under the Company’s existing operating lease.

Rent expense during the years ended December 31, 2007, 2006 and 2005 was $78,937, $131,129 and $88,368, respectively.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Employment Agreements

The Company has entered into employment agreements with certain of its executives, which provide for annual base compensation plus, in most cases, bonuses and other benefits.  As of December 31, 2007, approximate future annual base compensation under these agreements are as follows:

Years ended December 31,
2008	2009	Total
$581,250	$112,500	$693,750

19. SEGMENT REPORTING

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

20. SELECTED QUARTERLY RESULTS (UNAUDITED)

	March 31	June 30	September 30	December 31
2007 Quarter Ended
Total assets	$13,038,354	$10,447,051	$8,205,147	$18,174,174
Revenues	$307,158	$313,461	$212,999	$255,383
Operating loss	$(1,102,234)	$(1,409,279)	$(1,139,450)	$(1,503,612)
Net loss	$(1,425,053)	$(1,756,157)	$(1,939,542)	$(1,885,226)
Basic and diluted net loss per common share	$(0.18)	$(0.18)	$(0.18)	$(0.19)

2006 Quarter Ended
Total assets	$15,925,286	$14,036,035	$11,654,435	$11,181,446
Revenues	$54,993	$48,882	$18,514	$122,140
Operating loss	$(3,339,629)	$(1,486,107)	$(1,525,689)	$(1,608,125)
Net loss	$(3,573,532)	$(2,917,733)	$(5,618,832)	$(1,513,055)
Basic and diluted net loss per common share	$(0.60)	$(0.47)	$(0.87)	$(0.23)

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

21. SUBSEQUENT EVENTS

Between February 28, 2008 and March 20, 2008, Francis Capital, a related party, loaned $500,000 to the Company. As consideration for the loan, the Company issued Francis Capital promissory notes in the principal amount of $500,000 (the “Francis Capital Note”). Francis Capital beneficially owns 1,272,000 shares of the Company’s common stock and warrants for purchase of 763,200 shares of the Company’s common stock. John Francis, a director of the Company, has voting and investment control over the securities held by Francis Capital. The Francis Capital Note has an interest rate of 8% per annum and is due on May 31, 2008.

In March 2008, the Company completed the sale of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas for net proceeds of $226,000, which resulted in a realized loss of $25,000.

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

Management’s Report on Internal Control Over Financial Reporting

Under Section 404 of the Sarbanes-Oxley Act of 2002, management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year and report, based on that assessment, whether the Company’s internal control over financial reporting is effective.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of its financial reporting and of the preparation of its financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and disposition of assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with the authorization of its management and directors; and (3) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures included in such controls may deteriorate.

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

Based on the Company’s processes and assessment, as described above, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Squar, Milner, Peterson, Miranda & Williamson, LLP, has not audited and therefore has not issued a report on effectiveness of the Company’s internal control over financial reporting.

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

The current directors of the company are as follows: Steve Kane (Class I Director (Served since 2008) - nominated for re-election to the Board for a three-year term expiring in 2010); David M. Augustine (Class I Director (Served since 2007) - nominated for re-election to the Board for a three-year term expiring in 2010); John P. Francis (Class I Director (Served since 2007) - nominated for re-election to the Board for a three-year term expiring in 2010); Herbert Langsam (Class II Director - (Served since 2004) - term expiring in 2008); Wenchen Lin (Class II Director - (Served since 2007) - term expiring in 2008); Arnold E. Spangler (Class III Director (Served since January 7, 2006) - term expiring in 2009); and Louis Glazer, M.D., Ph.G (Class III Director (Served since 2004) - term expiring in 2009). We believe under the standards for Nasdaq listed companies that, other than Dr. Glazer, all of the Company’s directors are independent.

Common Stock Directors

Steven H. Kane (1), age 55, is the Company’s Chairman and was elected by the Board of Directors to serve as a Class I Director of the Company on February 7, 2008. Mr. Kane is currently the President, Chief Executive Officer and Director of Protalex, Inc. (OTCBB: PRTX) and has over 30 years experience in the health care industry. From April 1997 to August 2000, Mr. Kane served as Vice President of North American Sales & Field Operations for Aspect Medical. While at Aspect, he helped guide the company to a successful initial public offering in January 2000. Prior to Aspect, Mr. Kane was Eastern Area Vice President for Pyxis Corporation, where he was instrumental in positioning the company for its successful initial public offering in 1992. Pyxis later was acquired by Cardinal Health for $1 billion. Prior to that Mr. Kane worked in sales management with Eli-Lilly and Becton Dickinson

David Augustine (2), age 46, was elected by the Board of Directors to serves as a Class I Director of the Company on January 24, 2007 to fill the vacancy created by the resignation of Brig. Gen. Lytle Brown, III effective January 24, 2007. Mr. Augustine has almost twenty years experience as a successful legal advisor, managing principal and business consultant. Mr. Augustine began his career as an attorney in the Mergers and Acquisitions department of Skadden, Arps, Slate, Meagher & Flom, representing predominantly Fortune 500 companies. Mr. Augustine also started up the firm’s restructuring and reorganization department in its Wilmington, Delaware office. Mr. Augustine has guided numerous companies through successful restructurings both as a business principal and as a legal advisor. He also has substantial experience in the areas of intellectual property development, protection, and licensing.

John P. Francis , age 42, was elected by the Board of Directors to serves as a Class I Director of the Company on November 26, 2007 to fill the vacancy created by the resignation of William B. Horne effective as of that date. Mr. Francis is President of Francis Capital Management, LLC, an investment management firm specializing in small capitalization equities.   Mr. Francis has over eighteen years of experience in investment management, finance and accounting.

Wenchen Lin, age 52, was elected by the Board of Directors to serves as a Class II Director of the Company on March 28, 2007 to fill the vacancy created by the resignation of Alice Campbell effective January 26, 2007. Mr. Lin has almost twenty years experience as the President and founder of A Plus International, a successful manufacturer producing a variety of surgical dressings, film and plastic products and servicing the custom procedural tray industry on cotton textile products. A Plus has established relationships with key market leaders in the industries that A Plus services. Mr. Lin began his career serving as Vice-President to large trade and shipping companies, such as Trade Diversified, Inc. and Brother Trucking Co. and has vast knowledge and experience in oversees factories, trade, transport and distribution. Mr. Lin received his MBA from Ohio University and his accounting degree from Taiwan Suzhou University.

Arnold Spangler (2), age 59, was elected by the Board of Directors to serve as a Class III Director of the Company on January 7, 2006 to fill the vacancy created by the first resignation of Milton “Todd” Ault, III effective January 9, 2006. From 1993 through 2005 Mr. Spangler was Managing Director of Mancuso & Co., a private merchant banking and equity firm which arranges and participates in leveraged buyout acquisitions. Mr. Spangler is currently on advisory boards of NYPPE Holdings, LLC and Total Equips, Inc., both private companies.

Series A Preferred Stock Directors

Louis Glazer, M.D., Ph.G. (1), age 77, has served as a Class III Director of the Company since October 22, 2004. Dr. Glazer also currently serves on the executive council of patient safety at Harvard Medical School and Brigham and Women’s Hospital and as a member of AGB & Company IM’s advisory board and as an independent biotechnology and medical consultant. Until 2002, Dr. Glazer served as the chief anesthesiologist and medical director for the Vitreo-Retinal Clinic in Memphis, Tennessee. Prior to that, Dr. Glazer taught obstetrics anesthesia at the University of Tennessee, while practicing anesthesiology at Baptist East Hospital, Methodist Hospital, St. Francis Hospital and Baptist Memorial Hospital in Memphis, Tennessee. Dr. Glazer was also responsible for establishing anesthesia programs at Baptist Memorial Hospital and Methodist Hospital South in Memphis, Tennessee. Dr. Glazer received his B.S. in pharmacy from the University of Oklahoma and his M.D. from the University of Bologna School of Medicine in Italy.

Herbert Langsam (1), age 77, has served as a Class II Director of the Company since October 22, 2004. Mr. Langsam also currently serves as president of Medicare Recoveries, Inc., a private company located in Oklahoma City, Oklahoma focused on providing Medicare claims and recovery services. Mr. Langsam serves as a member of the board of trustees for the Geriatric Research Drug Therapy Institute and as an adjunct professor at the University of Oklahoma Pharmacy School. Previously, Mr. Langsam was the founder, president and chief executive officer of Langsam Health Services, a conglomerate of health care companies that serviced 17,000 long-term care residents, that was acquired by Omnicare, Inc. in 1991. Mr. Langsam also served as the vice president of pharmacy services for Omnicare, Inc. following its acquisition of Langsam Health Services. Mr. Langsam received his B.S. in pharmacy from the University of Oklahoma.

(1) Member of Compensation Committee;

(2) Member of Audit Committee

Executive Officers

The executive officers of the Company as of March 31, 2008 are as follows:

Name and Age	Title	Served as an Officer Since
William B. Horne (39)	Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer	2005
William Adams (52)	President and Chief Executive Officer of SurgiCount Medical, Inc.	2005
Rick Bertran (46)	President of SurgiCount Medical, Inc.	2005

Executive Officers

William B. Horne, age 39, Chief Executive and Chief Financial Officer and Principal Accounting Officer. Mr. Horne served as a Class I Director of the Company from January 9, 2007 to November 26, 2007 to fill the vacancy created by the resignation of Milton “Todd” Ault III effective January 9, 2007. Since July 20, 2005, Mr. Horne has been a director of Digicorp (OTCBB: DGCO). From July 20, 2005 until April 20, 2007, Mr. Horne was also the Chief Financial Officer of Digicorp. From September 30, 2005 until December 29, 2005, Mr. Horne also served as Digicorp’s Chief Executive Officer and Chairman of Digicorp’s Board of Directors. Since January 2002, Mr. Horne has provided strategic financial consulting services to private and public companies. From May 2002 to April 2005, Mr. Horne held the position of Chief Financial Officer of Alaska Wireless Communications, a privately held advanced cellular communications company. From November 1996 to December 2001, Mr. Horne held the position of Chief Financial Officer of The Phoenix Partners, a venture capital limited partnership located in Seattle, Washington.

Bill Adams, age 52, President and Chief Executive Officer of SurgiCount Medical, Inc. Mr. Adams has 25 years of experience in the health care industry and the disposable medical supply business.  As the President of Health West Marketing since its inception in 1983, Mr. Adams pioneered the introduction of custom procedure trays into the acute care supply chain.  Additionally, Mr. Adams is one of the industry's leaders in taking advantage of global economics through the introduction of external manufacturing in China with A Plus International.  Mr. Adams has been actively involved in the design and development of SurgiCount Medical's Safety-Sponge System for several years and was instrumental in solidifying SurgiCount’s national distribution and manufacturing agreements.

Richard Bertran, age 46, President of SurgiCount Medical, Inc. From September 2002 until July 2005, Mr. Bertran was Director of North American Sales for eNGENUITY Technology, a company in the visualization and simulation software industry. From 1988 to 1998, Mr. Bertran served as Western Regional Sales Manager for Maxxim Medical, a company that creates and packages custom surgical packs.

Audit Committee

The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements. The Audit Committee is presently composed of three persons, including Messrs. John Francis, David Augustine and Arnold Spangler, each of whom are considered independent under Rule 10A-3 under the Securities Exchange Act of 1934, as amended, and each of whom is financially literate. Mr. Spangler serves as Chairman of the Audit Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year ended December 31, 2007:

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Louis Glazer, M.D., Ph.G., Director	1	2	0
William B. Horne, Officer	2	6	0
John Francis, Director	1	1	1
Arnold Spangler, Director	2	5	0
Herbert Langsam, Director	1	2	0
Bill Adams, Officer	1	1	0
David Augustine, Director	1	3	0
Wayne Lin, Director	1	1	1
Steven Kane, Director	0	0	0

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

The components of our executive compensation program

Our executive compensation program consists of three elements: base pay; cash bonus and grants of fair market value of either restricted stock or options to purchase shares of our common stock. We use this mix of programs for a variety of reasons:

•	As a package, these types of programs are typically offered by the types of companies from which we would seek executive talent.

•	As a package, these particular programs provide both a current and a long term incentive for the executive officers, thereby aligning the executives’ interests with shareholders.

•	These programs, as a package, provide the executives with short and long term rewards; this serves as a retention, as well as a motivational, device for the executives.

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

We believe that our named executive officers should have formalized employment contracts. The existence of a contract gives the Company, and the named executive officer structure as to the other’s expectations from the employment relationship. We also believe that the level of security that an employment contract provides to the executive is an important retention tool; we feel that many of the companies with whom we compete for executive talent offer such agreements and that we would be at a competitive disadvantage if we did not have them. The salient terms of the employment agreements for the named executive officers are discussed in the “Employment Agreements” section.

Our process for setting executive pay

The Compensation Committee’s focus is to determine the compensation of the chief executive officer and to review the proposals of the chief executive officer regarding the compensation for other named executive officers. In 2007, the Compensation Committee made the final decision on all aspects of named executive officer pay. In 2008, the Compensation Committee will present recommendations to the entire Board of Directors for their approval.

Our executive compensation process begins with the chief executive officer’s submission of each executive’s total pay package to the Compensation Committee for its determination. We maintain a pay structure with ranges for each type of compensation (base pay, bonus, equity grant) for the named executive officers. We have developed this structure based on our knowledge of our industry.

Our process for determining the value of each component of executive pay functioned in the following manner for 2007:

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

The Chief Executive and Chief Financial Officer and the President of SurgiCount each received significant raises because further analysis by the Compensation Committee indicated that the positions were underpaid. The Compensation Committee specifically noted that the additional responsibilities Mr. Horne assumed, effective January 2007, in his dual role as both the Company’s Chief Executive Officer and Chief Financial Officer warranted additional cash compensation. The Compensation Committee elected to increase Mr. Bertran’s base compensation as a reward for his individual efforts in promoting the Company Safety-Sponge product. Further, the Compensation Committee wanted to establish an equitable level of base pay amounts for our three senior executives.

Annual bonus: Our annual bonus program for executives is administered in the following manner. Our Compensation Committee determines the amount of bonuses, if any, for each of our named executive officers. To the extent bonuses are made they are on a completely discretionary basis at the reasonable and good faith discretion of the Compensation Committee, based upon the financial performance of the Company. During 2007 the Compensation Committee did not award any bonuses.

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

The chief executive officer recommends the equity grant, if any, to a named executive officer. The Compensation Committee considers the chief executive officer’s recommendation and makes a final decision based on the factors listed above. Equity grants that were made to named executive officers during 2007 were in connection with a grant specifically authorized by our Board of Directors, in the case of our Chief Executive and Financial Officer, or an employment contract executed by the President of SurgiCount Medical. The equity grant during 2007 to our Chief Executive and Chief Financial Officer was in the form of restricted stock issued as a means to retain his services, at the direction of our Board of Directors. The equity grant during 2007 to our President of SurgiCount Medical was in the form of non-qualified stock options pursuant to an employment contract executed upon joining the Company. All of the options granted in 2007 were valued at fair market value as of the date of grant (as further explained below). The grant to our President of SurgiCount Medical was fully vested at the date of grant.

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

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers as at and/or during the fiscal year ended December 31, 2007 who earned compensation exceeding $100,000 during 2007 (the “named executive officers”), for services as executive officers for the last three fiscal years.
SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (3)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
William B. Horne, Chief Executive & Chief Financial Officer(1)	2007 2006 2005	218,750 150,000 75,000	0 0 750	26,100 38,703 277,536	0 0 227,732	0 0 0	0 0 0	0 255 368	244,850 188,958 581,386
Bill Adams, President & Chief Executive Officer of SurgiCount (2)	2007 2006 2005	312,500 206,250 0	0 0 0	0 0 0	0 996,302 0	0 0 0	0 0 0	0 822 0	312,500 1,203,374 0
Lynne Silverstein, Executive Vice President	2007 2006 2005	105,000 120,000 120,000	0 0 0	25,000 123,000 158,000	0 108,085 131,384	0 0 0	0 0 0	0 200 591	130,000 351,285 409,975
Richard Bertran, President of SurgiCount	2007 2006 2005	231,243 200,000 92,500	0 0 750	0 0 36,000	53,308 0 343,195	0 0 0	0 0 0	0 360 433	284,551 200,360 47,878
James Schafer, Director of Manufacturing of SurgiCount	2007 2006 2005	67,051 100,000 39,807	0 0 750	50,000 0 50,000	0 0 186,324	0 0 0	0 0 0	0 342 361	117,051 100,342 277,242
Louis Glazer, M.D., Ph.G., Former Chief Executive Officer	2007 2006 2005	0 118,750 120,000	0 0 750	26,100 246,000 316,000	0 216,169 262,768	0 0 0	0 0 0	0 1,060 2,582	26,100 581,979 702,100
Milton “Todd” Ault III, Former Chief Executive Officer	2007 2006 2005	0 180,000 150,000	0 0 750	26,100 270,000 316,000	0 237,259 262,768	0 0 0	0 0 0	184 184 1,248	26,100 687,443 730,766

(1)	Mr. Horne was appointed Chief Executive Officer on January 9, 2007.
(2)	Mr. Adams was appointed President on February 28, 2007 and Chief Executive Officer of SurgiCount on April 21, 2006.
(3)
Represents the dollar amount recognized for financial reporting purposes of restricted stock grants and stock options awarded in 2007, 2006 and 2005, respectively, computed in accordance with SFAS 123(R).

(4)	Primarily represents long term disability premiums and life insurance premiums paid by the Company

The following table sets forth information with respect to the named executive officers concerning the grant of stock options during the fiscal year ended December 31, 2007. The Company did not have any outstanding stock appreciation rights (“SARs”) as of December 31, 2007.

GRANTS OF PLAN-BASED AWARDS

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stocks or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
William B. Horne	—	0	0	0	0	0	0	15,000	0	0	26,100
Bill Adams	—	0	0	0	0	0	0	0	0	0	0
Lynne Silverstein	—	0	0	0	0	0	0	20,000	0	0	25,000
Richard Bertran	10/02/2007	0	0	0	0	0	0	0	50,000	1.39	53,308

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
William B. Horne	78,000	0	0	5.267	3/30/2015	0	0	0	0
Bill Adams	100,000	300,000	0	3.50	4/18/2016	0	0	0	0
Lynne Silverstein	0	0	0	0	—	0	0	0	0
Richard Bertran	133,333 50,000	66,667 0	0 0	5.00 1.39	7/18/2015 10/02/2017	0	0	0	0
James Schafer	0	0	0	0	—	0	0	0	0
Louis Glazer, M.D., Ph.G.,	75,000 60,000	0 0	0 0	5.267 4.10	3/30/2015 1/31/2016	0 0	0 0	0 0	0 0
Milton “Todd” Ault III	0	0	0	0	—	0	0	0	0

	OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name	Number of Shares Aquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Aquired on Vesting (#)	Value Realized on Vesting ($)
William B. Horne	0	0	18,019	31,081
Bill Adams	0	0	0	0
Lynne Silverstein	0	0	20,000	25,000
Richard Bertran	0	0	0	0
James Schafer	0	0	0	0
Louis Glazer, M.D., Ph.G.,	0	0	15,000	26,100
Milton “Todd” Ault III	0	0	15,000	26,100

Pension Benefits

The Company does not offer a pension benefit plan.

Non-Qualified Deferred Compensation

The Company does not offer a non-qualified deferred compensation plan.

Compensation of Directors

As of December 31, 2007, the cash compensation earned by each director of the Company varies. Arnold Spanger and David Augustine earned $100,000 and $20,000, respectively, whereas the other compensated directors, which include Mr. Langsam, Dr. Glazer and Mr. Brown, were eligible to receive a fee of $500 plus reimbursement of expenses incurred in attending each board meeting. During 2007, the Company did not compensate Mr. Langsam, Dr. Glazer and Mr. Brown in cash and all of Mr. Spangler’s and a portion of Mr. Augustine’s cash compensation was accrued at December 31, 2007. In addition, directors are eligible to receive grants of restricted stock and/or stock options pursuant to the Company’s compensation plans which are described below. The following table provides certain summary information concerning the compensation paid to directors, other than William Horne (our Chief Executive Officer) and Louis Glazer, M.D., Ph.G. (our former Chief Executive Officers), during 2006. All compensation paid to Messrs. Horne and Glazer is set forth in the table under “Executive Compensation.”

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (7)	Option Awards ($) (7)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arnold Spangler	100,000	151,000	0	0	0	0	151,000
Herbert Langsam	0	26,100	0	0	0	0	0
David Augustine (1)	20,000	10,000	61,802	0	0	0	91,802
Wenchen Lin (2)	0	0	0	0	0	0	0
Alice Campbell (3)	0	26,100	0	0	0	0	26,100
Brigadier General (Ret.) Lytle Brown III (4)	0	26,100	0	0	0	0	26,100
John Francis (5)	0	0	0	0	0	0	0
Steven H. Kane (6)	0	0	0	0	0	0	0

(1) Mr. Augustine was appointed as a director effective January 24, 2007.
(2) Mr. Lin was appointed as a director effective March 28, 2007.
(3) Ms. Campbell resigned as a director effective January 26, 2007.
(4) Mr. Brown resigned as a director effective January 24, 2007.
(5) Mr. Francis was appointed as a director effective November 26, 2007.
(6) Mr. Kane was appointed as a director effective February 7, 2008.
(7) Represents the dollar amount recognized for financial reporting purposes of restricted stock grants and stock options awarded, computed in accordance with SFAS 123(R).

Compensation Committee Interlocks and Insider Participation

The Compensation Committee members currently are Messrs. Steven H. Kane, Louis Glazer and Herbert Langsam, each of whom is independent. Each member of the Compensation Committee is a “non-employee director” for purposes of Rule 16b-3 under Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code. Mr. Kane serves as the Chairman of the Compensation Committee. Other than Dr. Glazer, none of these individuals is a present or former officer or employee of the Company.

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

Effective July 18, 2005, the Company’s subsidiary SurgiCount entered into an employment agreement with Richard Bertran as Executive Vice President of SurgiCount. Mr. Bertran’s title subsequently was changed to President of SurgiCount. Mr. Bertran’s annual base compensation under the agreement was $200,000. Effective May 1, 2007 Mr. Bertran’s base salary was increased to $250,000 per year. In addition, Mr. Bertran is entitled to receive: (a) options to purchase 200,000 shares of the Company’s common stock with a strike price of $5.00 per share, which options will vest annually over three years; and (b) 10,000 restricted shares of the Company’s common stock as a signing bonus. Mr. Bertran also may receive the following stock options upon accomplishing milestones: (a) options to purchase 50,000 shares of the Company’s common stock when SurgiCount reaches $5 million in sales; and (b) options to purchase 50,000 shares of the Company’s common stock when Mr. Bertran accomplishes certain other unspecified milestones to be mutually agreed upon among Mr. Bertran, SurgiCount’s Chief Executive Officer and Health West. Mr. Bertran is also entitled to participate in all of SurgiCount’s employee benefit plans in effect from time to time. The employment agreement has an initial term of three years and will automatically renew for successive one-year periods unless sooner terminated. Mr. Bertran and SurgiCount have the right to terminate the employment agreement at any time during the employment term for any reason. SurgiCount may also terminate the employment agreement at any time for “cause” (as defined in the employment agreement). If the employment agreement is voluntarily terminated by Mr. Bertran or if SurgiCount terminates the agreement for cause, then all unvested stock options and/or unearned milestone bonuses will be forfeited and all obligations of the parties will end except SurgiCount must continue to reimburse Mr. Bertran for reasonable out-of-pocket business expenses related to his employment with SurgiCount, Mr. Bertan must continue to maintain the confidentiality of any confidential information about SurgiCount and SurgiCount may be required to indemnify Mr. Bertran for certain liabilities in connection with his employment. If SurgiCount voluntarily terminates the employment agreement without cause, then: (a) if the termination date is before 15 months after the effective date of the employment agreement, SurgiCount must pay Mr. Bertran severance compensation in cash equal to 15 months of base compensation, plus award the milestone option grants to the extent the milestones are met within the employment term; (b) if the termination date occurs within the final 15 months of the initial term, SurgiCount must pay Mr. Bertran severance compensation in cash through the remaining initial term of the agreement; and (c) all unvested stock options will become automatically vested.

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

Compensation Plan

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

Shares subject to options that terminate or expire prior to exercise will be available for future grants under the plan.

On December 31, 2007, there were 1,650,000 options to purchase shares of common stock outstanding under the Amended and Restated Stock Option and Restricted Stock Plan, with 990 options, warrants, or shares of common stock available for future issuance under the Amended and Restated Stock Option and Restricted Stock Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table shows information with respect to equity compensation plans under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,650,000	$3.49	990

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	1,650,000	$3.49	990

(1) Includes options to purchase shares of Company common stock under the Amended and Restated Stock Option and Restricted Stock Plan approved on November 17, 2005.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the SEC) of the Company’s common stock and preferred stock as of April 11, 2008, by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and preferred stock, (2) each director of the Company, (3) each current executive officer listed in the Summary Compensation Table and (4) all directors and named executive officers of the Company as a group. Except as otherwise indicated, to the Company’s knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The address for all beneficial owners, unless stated otherwise below, is c/o Patient Safety Technologies, Inc., 43460 Ridge Park Drive, Suite 140, Temecula, CA 92590.

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares of Common Stock (1)	Percent of Class	Number of Shares of Preferred Stock (2)	Percent of Class

Greater than 5% Beneficial Owners :
Francis Capital Management, LLC 429 Santa Monica Blvd., Suite 320 Santa Monica, CA 90401	2,080,200 (3)	16.1%	—	—

Melanie Glazer 1800 Century Park East, Ste. 200 Los Angeles, California 90067	1,360,203 (4)	11.0%	8,150 (4)	74.4%

DSAM Fund LP 222 Broadway, 6th Floor New York, NY 10038	1,294,000 (5)	10.3%	—	—

Ault Glazer Capital Partners, LLC 1800 Century Park East, Ste. 200 Los Angeles, California 90067	1,320,893 (6)	9.9%	2,600 (6)	23.7%

A Plus International, Inc. 5138 Eucalyptus Avenue Chino, California 91710	1,100,000 (7)	8.9%	—	—

Alan E. Morelli 225 Mantua Road Pacific Palisades, California 90272	1,151,351 (8)	8.7%	—	—

Steven Bodnar & Bodnar Capital Management LLC 680 Old Academy Road Fairfield, CT 06824	843,750 (9)	6.9%	—	—

Directors and Named Executive Officers :
John P. Francis	2,080,200 (3)	16.1%	—	—

Wenchen Lin	1,100,000 (7)	8.9%	—	—

Bill Adams	302,017 (10)	2.4%	—	—

Arnold Spangler	268,250 (11)	2.2%	—	—

William B. Horne	239,035 (12)	2.0%	—	—

Richard Bertran	193,889 (13)	1.6%	—	—

Louis Glazer, M.D., Ph.G	141,600 (14)	1.2%	—	—

Herbert Langsam	172,903 (15)	1.2%	—	—

David Augustine	37,500 (16)	*	—	—
All directors and named executive officers as a group (9 persons)	4,535,394	32.4%	—	—

* Represents less than 1%

(1)
Applicable percentage ownership is based on 12,079,602 shares of common stock outstanding as of April 11, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of April 11, 2008 for each security holder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of April 11, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(3)
Consists of: (a) 1,272,000 shares of common stock; and (b) warrants for purchase of 808,200 shares of common stock. John Francis has voting and investment control over the securities held by Francis Capital Management, LLC.

(4)
Consists of: (a) 1,086,162 shares of common stock; (b) warrants for purchase of 90,666 shares of common stock; and (c) 183,375 shares of common stock issuable upon conversion of 8,150 shares of Series A Convertible Preferred Stock.

(5)	Consists of: (a) 820,000 shares of common stock; and (b) warrants for purchase of 474,000 shares of common stock.

(6)
Ault Glazer Capital Partners, LLC (“the Fund”) is an investment fund. The securities beneficially owned by the Fund include: (a) 76,870 shares of common stock; (b) a Convertible Secured Promissory Note in the principal amount of $2,530,558 that is convertible into 1,012,223 shares of the Company’s common stock at a conversion price of $2.50; (c) warrants for purchase of 173,300 shares of common stock; and (d) 58,500 shares of common stock issuable upon conversion of 2,600 shares of Series A Convertible Preferred Stock. The managing member of the Fund is Milton “Todd” Ault, III, who may be deemed to beneficially own the securities held by the Fund due to his relationship with the Fund.

(7)
A Plus International, Inc. owns 800,000 shares of common stock and warrants to purchase 300,000 shares of common stock. Mr. Lin has the power to vote and direct the disposition of all securities owned by A Plus International, Inc.

(8)	Consists of warrants to purchase shares of common stock.

(9)
Bodnar Capital Management LLC owns 562,500 shares of common stock and warrants to purchase 281,250 shares of common stock. Mr. Bodnar has the power to vote and direct the disposition of all securities owned by Bodnar Capital Management LLC.

(10)
Consists of: (a) 82,017 shares of common stock; (b) 200,000 shares of common stock issuable upon exercise of stock options with an exercise price of $3.50 per share that expire on April 21, 2016; and (c) warrants for purchase of 20,000 shares of common stock.

(11)
Consists of: (a) 210,500 shares of common stock; (b) 15,000 shares of common stock issuable upon exercise of stock options with an exercise price of $4.30 per share that expire on January 25, 2016; and (c) warrants for purchase of 42,750 shares of common stock.

(12)
Consists of: (a) 141,035 shares of common stock; (b) 78,000 shares of common stock issuable upon exercise of stock options with an exercise price of $5.27 per shares that expire March 30, 2015; and (c) warrants for purchase of 20,000 shares of common stock.

(13)
Consists of: (a) 10,555 shares of common stock; (b) 133,334 shares of common stock issuable upon exercise of stock options with an exercise price of $5.00 per share that expire on July 18, 2015; and (c) 50,000 shares of common stock issuable upon exercise of stock options with an exercise price of $1.39 per share that expire on October 2, 2017.

(14)
Consists of: (a) 6,600 shares of common stock; (b) 60,000 shares of common stock issuable upon exercise of stock options with an exercise price of $4.10 per share that expire on January 31, 2016; and (d) 75,000 shares of common stock issuable upon exercise of stock options with an exercise price of $5.27 per share that expire on March 30, 2015.

(15)
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

(16)	Consists of: (a) 6,250 shares of common stock; and (b) 31,250 shares of common stock issuable upon exercise of stock options with an exercise price of $1.75 per share that expire on January 24, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Management believes that all of the below transactions were on terms at least as favorable as could be obtained from unrelated third parties.

Related Transactions with AGB & Company Inc and its Related Entities

Certain of the Company's officers, directors and/or their family members had existing responsibilities to act and/or provide services as executive officers, directors, owners and/or managers of AG Management and its parent company The AG Group. While, certain conflicts of interest between the Company and AG Management and The AG Group may have occurred from time to time, the Company believes that any such conflicts of interest, to the extent they occurred, were resolved in the Company’s favor. The officers and directors of the Company are accountable to the Company and to its stockholders as fiduciaries, which requires that the officers and directors exercise good faith and integrity in handling the Company's affairs. Specifically, the Company’s former Chairman and former Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of The AG Group, the Company’s current Chief Executive Officer and Chief Financial Officer, William B. Horne, was the Chief Financial Officer of The AG Group, and Melanie Glazer, former Manager of the Company’s closed subsidiary Ault Glazer Bodnar Capital Properties, LLC, is a director of The AG Group.

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

The Company shared office space, telephone, computer, Internet service, office supplies and administrative and secretarial support with AG Management at 1800 Century Park East, Ste. 200, Los Angeles, California 90067. Until recently, the Company was responsible for paying approximately 25% of the lease expense associated with such office space, goods and services, which amounted to approximately $8,100 per month. Effective March 31, 2007, the Company had consolidated its operations in the Company’s Temecula office and was no longer required to pay lease expense associated with the 1800 Century Park East location.

During the year ended December 31, 2007 and 2006, the Company received loans from Ault Gazer Capital Partners, LLC (the “Fund”). Ault Glazer & Company Investment Management, LLC (“AG & Company IM”) is the managing member of the Fund. The managing member of AG & Company IM is Ault Glazer. Mr. Ault, our former Chairman and Chief Executive Officer, is Chairman, Chief Executive Officer and President of Ault Glazer. Until June 8, 2006, the Company’s current Chief Executive Officer and Chief Financial Officer was also Chief Financial Officer of Ault Glazer.

On February 8, 2006, Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”), a related party, loaned $687,000 to ASG. As consideration for the loan, ASG issued the Fund a secured promissory note in the principal amount of $687,000 (the “ASG Note”) and granted a real estate mortgage in favor of the Fund relating to certain real property located in Jefferson County, Alabama (the “ASG Property”). The ASG Note, as amended, had an interest rate of 10% per annum and was due on September 15, 2006. The Fund received warrants to purchase 20,608 shares of the Company’s common stock at an exercise price of $3.86 per share as additional consideration for entering into the loan agreement. As security for the performance of ASG’s obligations pursuant to the ASG Note, ASG had granted the Fund a security interest in all personal property and fixtures located at the ASG Property. During the year ended December 31, 2007 and 2006, the Company incurred interest expense, excluding amortization of debt discount, of $28,000 and $61,000, respectively, on the ASG Note.

As of December 31, 2006, the Fund loaned $1,495,000 to ASG in addition to the ASG Note. The loans were advanced to ASG, pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "Real Estate Note"). The Real Estate Note had an interest rate of 3% above the Prime Rate as published in the Wall Street Journal. All unpaid principal, interest and charges under the Real Estate Note were due in full on July 31, 2010. The Real Estate Note was collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and the Fund. During the year ended December 31, 2007 and 2006, the Company incurred interest expense of $70,000 and $160,000, respectively, on the Real Estate Note.

Effective June 1, 2007, the entire unpaid principal and interest under the ASG Note and Real Estate Note were restructured into a new Convertible Secured Promissory Note (the "AG Partners Convertible Note") in the principal amount of $2,530,558 with an effective date of June 1, 2007. The AG Partners Convertible Note bears interest at the rate of 7% per annum and is due on the earlier of December 31, 2010, or the occurrence of an event of default. In the event that the average closing price of the Company’s common stock is in excess of $5.00 per share for thirty (30) consecutive trading days, the Company will have the right to redeem the promissory note in shares or in cash. In the event of redemption in shares, the principal is convertible into shares of the Company’s common stock at a conversion price of $2.50. The promissory note is secured by all of the Company’s assets. Should the Company raise up to $2,000,000 in a new credit facility, including any replacement credit facilities, the Fund is required to subordinate its security interest in favor of the new credit facility. During the year ended December 31, 2007, the Company incurred interest expense of $103,000 on the AG Partners Convertible Note.

From March 7, 2006 through October 16, 2006, the Fund loaned the Company a total of $524,000, of which $130,000 was repaid during 2006. The loans were advanced to the Company pursuant to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”) entered into with the Fund on March 7, 2006. The Revolving Line of Credit allowed the Company to request advances of up to $500,000 from the Fund. Each advance under the Revolving Line of Credit was evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit required repayment with interest at the Prime Rate plus 1% within 60 days from issuance. The outstanding principal balance of $394,000 and accrued interest of $28,000, which was in default, was converted into 337,439 shares of the Company’s common stock at a conversion price of $1.25 per share. During the year ended December 31, 2007 and 2006, the Company incurred interest expense of $15,000 and $16,000, respectively, on the Revolving Line of Credit.

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

Sale of Stock to Director

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

Item 14. Principal Accountant Fees and Services.

Audit Fees . The aggregate fees billed for professional services rendered by Squar, Milner, Peterson, Miranda & Williamson, LLP (successor in interest to Peterson & Company, LLP) and Rothstein, Kass & Company, P.C. for the fiscal years ended December 31, 2007 and 2006 for the audit of annual financial statements and review of financial statements included in the Company’s Forms 10-Q or services that are normally provided in connection with statutory and regulatory filings or engagements were approximately $169,000 and $207,500, respectively. The amounts paid or attributable to Squar, Milner, Peterson, Miranda & Williamson, LLP for the fiscal years ended December 31, 2007 and 2006 was approximately $169,000 and $12,500, respectively, the amounts paid or attributable to Rothstein, Kass & Company, P.C. were approximately nil and $195,000 for the fiscal years ended December 31, 2007 and 2006, respectively.

Audit-Related Fees . Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. The Company did not incur any audit-related fees for the fiscal years ended December 31, 2007 and 2006, respectively.

Tax Fees . Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state and local tax compliance. The Company incurred tax fees of approximately $9,000 and nil for the fiscal years ended December 31, 2007 and 2006, respectively.

All Other Fees . The Company did not incur any other fees for services provided by its principal accountants for the fiscal years ended December 31, 2007 and 2006.

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

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements. The following financial statements are set forth under Item 8:

Report of Squar, Milner, Peterson, Miranda & Williamson, LLP
Report of Rothstein, Kass & Company, P.C
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations and Comprehensive loss for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005
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

4.6
Promissory Note dated February 8, 2006 issued by Automotive Services Group, LLC to Ault Glazer Bodnar Acquisition Fund, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006)

4.7
Revolving Line of Credit Agreement dated and effective as of March 7, 2006 by and between Ault Glazer Bodnar Acquisition Fund LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 8, 2006)

4.8
Promissory Note in the principal amount of $500,000 issued May 1, 2006 by the Patient Safety Technologies, Inc. to the Herbert Langsam Irrevocable Trust (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2006)

4.9	$400,000 principal amount Convertible Promissory Note issued by Patient Safety Technologies, Inc. to Charles J. Kalina III on November 3, 2006

4.10
Warrant to purchase 85,000 shares of common stock issued by Patient Safety Technologies, Inc. to Charles J. Kalina III on July 12, 2006 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2006)

4.11	Warrant to purchase 100,000 shares of common stock issued by Patient Safety Technologies, Inc. to Charles J. Kalina III on November 3, 2006

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

Exhibit Number	Description
10.3
Employment Agreement dated October 31, 2005 between SurgiCount Medical, Inc., Patient Safety Technologies, Inc. and Richard Bertran (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2005)

10.4
Employment Agreement entered into as of April 21, 2006 between SurgiCount Medical, Inc., Patient Safety Technologies, Inc. and William M. Adams (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2006)

10.5
Engagement Letter dated February 10, 2006 between Analog Ventures, LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 19, 2006)

10.6
Security Agreement dated May 1, 2006, between the Company and the Herbert Langsam Revocable Trust (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006)

10.7
Secured Convertible Note and Warrant Purchase Agreement dated June 6, 2006 between the Company and Alan Morelli (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.8
Registration Rights Agreement dated June 6, 2006 by and between Patient Safety Technologies, Inc. and Alan E. Morelli (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.9
Subscription Agreement dated August 30, 2006 between Patient Safety Technologies, Inc. and Nobu Ventures Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006)

10.10
Secured Convertible Note and Warrant Purchase Agreement dated September 8, 2006 between the Company and Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007)

10.11
Pledge Agreement and Addendum to Pledge Agreement dated as of September 8, 2006 between the Company and Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007)

10.12
Supply Agreement dated November 14, 2006 between SurgiCount Medical, Inc. and Cardinal Health 200, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006)

10.13
Exclusive License and Supply Agreement dated January 26, 2007, by and among SurgiCount Medical, Inc. and A Plus International, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007)

10.14
Subscription Agreement dated January 26, 2007 between Patient Safety Technologies, Inc. and A Plus International, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007)

10.15
Subscription Agreement dated January 29, 2007 between Patient Safety Technologies, Inc. and Nite Capital, LP. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007)

10.16
Subscription Agreement dated January 29, 2007 between Patient Safety Technologies, Inc. and David Wilstein and Susan Wilstein, as Trustees of the Century Trust (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007)

Exhibit Number	Description
10.17
Form of Subscription Agreement entered into between March 7, 2007 to April 5, 2007 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on May 16, 2007)

10.18
Secured Convertible Note issued August 10, 2007 with an effective date of June 1, 2007 between the Company and Ault Glazer Capital Partners, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007)

10.19
Guaranty of Payment by Surgicount Medical, Inc. and Patient Safety Technologies, Inc., in favor of Ault Glazer Capital Partners, LLC in connection with the $2,530,558.40 Promissory Note issued August 10, 2007 with an effective date of June 1, 2007 by the Company to Ault Glazer Capital Partners, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007)

10.20
Form of Subscription Agreement entered into between March 7, 2007 to April 5, 2007 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on May 16, 2007)

10.21
Secured Convertible Note issued August 10, 2007 with an effective date of June 1, 2007 between the Company and Ault Glazer Capital Partners, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007)

10.22
Guaranty of Payment by Surgicount Medical, Inc. and Patient Safety Technologies, Inc., in favor of Ault Glazer Capital Partners, LLC in connection with the $2,530,558.40 Promissory Note issued August 10, 2007 with an effective date of June 1, 2007 by the Company to Ault Glazer Capital Partners, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007)

14.1
Code of Business Conduct and Ethics (Incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 2, 2005)

16.1
Letter from Peterson & Company, LLP to the SEC dated December 14, 2006 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2006)

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: April 15, 2008	By:	/s/ William B. Horne
William B. Horne
Chief Executive and Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven H. Kane	Chairman of the Board	April 15, 2008
Steven H. Kane

/s/ Arnold Spangler	Director	April 15, 2008
Arnold Spangler

/s/ John Francis	Director	April 15, 2008
John Francis

/s/ David Augustine	Director	April 15, 2008
David Augustine

/s/ Louis Glazer	Director	April 15, 2008
Louis Glazer, M.D., Ph.G.

/s/ Herbert Langsam	Director	April 15, 2008
Herbert Langsam

	Director	April 15, 2008
Wayne Lin