Form 10-K/A
period 2007-12-31
Patient Safety Technologies, Inc
filed 2008-04-22
CIK 812301

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

43460 Ridge Park Drive, Suite 140, Temecula, CA 92590
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

EXPLANATORY NOTE

Patient Safety Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed on April 15, 2008 (the “Original Filing”).

The purpose of this Amendment is to correct a typographical error in footnote 20 of Item 8 of Part II of Form 10-K.  This Amendment amends and restates in their entirety only the cover page and Item 8 of Part II.  This Amendment does not affect any other parts of or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.

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
FOR PATIENT SAFETY TECHNOLOGIES, INC
FOR THE YEAR ENDED DECEMBER 31, 2007

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A rollforward of the changes in the Company’s unrecognized tax benefits related to FIN48 positions is shown below:

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

20. SELECTED QUARTERLY RESULTS (UNAUDITED)

	March 31	June 30	September 30	December 31
2007 Quarter Ended
Total assets	$13,038,354	$10,447,051	$8,205,147	$8,174,174
Revenues	$307,158	$313,461	$212,999	$255,383
Operating loss	$(1,102,234)	$(1,409,279)	$(1,139,450)	$(1,503,612)
Net loss	$(1,425,053)	$(1,756,157)	$(1,939,542)	$(1,885,226)
Basic and diluted net loss per common share	$(0.18)	$(0.18)	$(0.18)	$(0.19)

2006 Quarter Ended
Total assets	$15,925,286	$14,036,035	$11,654,435	$11,181,446
Revenues	$54,993	$48,882	$18,514	$122,140
Operating loss	$(3,339,629)	$(1,486,107)	$(1,525,689)	$(1,608,125)
Net loss	$(3,573,532)	$(2,917,733)	$(5,618,832)	$(1,513,055)
Basic and diluted net loss per common share	$(0.60)	$(0.47)	$(0.87)	$(0.23)

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: April 21, 2008	By:	/s/ William B. Horne
William B. Horne
Chief Executive and Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven H. Kane	Chairman of the Board	April 21, 2008
Steven H. Kane

/s/ Arnold Spangler	Director	April 21, 2008
Arnold Spangler

/s/ John Francis	Director	April 21, 2008
John Francis

/s/ David Augustine	Director	April 21, 2008
David Augustine

/s/ Louis Glazer	Director	April 21, 2008
Louis Glazer, M.D., Ph.G.

/s/ Herbert Langsam	Director	April 21, 2008
Herbert Langsam

	Director	April 21, 2008
Wayne Lin