Form 10-Q
period 2008-03-31
Patient Safety Technologies, Inc
filed 2008-05-20
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes ☐   No  ☒.

There were 12,159,602 shares of the registrant's common stock outstanding as of May 15, 2008.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2008

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$155,828	$405,413
Accounts receivable	149,592	71,840
Prepaid expenses	71,481	104,723

TOTAL CURRENT ASSETS	376,901	581,976

Restricted certificate of deposit	87,500	87,500
Notes receivable	153,545	153,545
Property and equipment, net	695,540	663,391
Assets held for sale, net	90,000	405,986
Goodwill	1,832,027	1,832,027
Patents, net	3,682,673	3,763,908
Long-term investment	666,667	666,667
Other assets	19,174	19,174

TOTAL ASSETS	$7,604,027	$8,174,174

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable, current portion	$1,571,082	$1,172,380
Accounts payable	1,022,620	708,593
Accrued liabilities	622,612	520,749

TOTAL CURRENT LIABILITIES	3,216,314	2,401,722

Notes payable, less current portion	2,530,558	2,530,558
Deferred tax liabilities	1,466,969	1,499,329

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1.00 par value, cumulative 7% dividend: 1,000,000 shares authorized; 10,950 issued and outstanding at March 31, 2008 and December 31, 2007 (Liquidation preference of $1,229,138 at March 31, 2008 and December 31, 2007	10,950	10,950
Common stock, $0.33 par value: 25,000,000 shares authorized; 12,079,602 shares issued and outstanding at March 31, 2008; 12,054,602 shares issued and outstanding at December 31, 2007	3,986,269	3,978,019
Additional paid-in capital	34,547,139	34,320,134
Accumulated deficit	(38,154,172)	(36,566,538)

TOTAL STOCKHOLDERS' EQUITY	390,186	1,742,565

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,604,027	$8,174,174

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended March 31,
	2008	2007

REVENUES	$500,159	$307,158
COST OF SALES	393,291	214,210

Gross margin	106,868	92,948

OPERATING EXPENSES
Salaries and employee benefits	649,016	524,339
Professional fees	333,235	312,640
Rent	19,262	38,582
Insurance	21,464	16,712
Taxes other than income taxes	102	27,158
Amortization of patents	81,235	81,235
General and administrative	426,261	194,516

Total operating expenses	1,530,575	1,195,182

Operating loss	(1,423,707)	(1,102,234)

OTHER INCOME (EXPENSES)
Interest, dividend income and other	—	4,287
Realized loss on assets held for sale, net	(24,578)	—
Interest expense	(87,086)	(267,584)
Unrealized loss on assets held for sale, net	(65,460)	—

Loss from continuing operations before income taxes	(1,600,831)	(1,365,531)

Income tax benefit	32,360	29,245

Loss from continuing operations	(1,568,471)	(1,336,286)

Loss from discontinued operations	—	(88,767)

Net loss	(1,568,471)	(1,425,053)

Preferred dividends	(19,163)	(19,163)

Loss applicable to common shareholders	$(1,587,634)	$(1,444,216)

Basic and diluted net loss per common share
Continuing operations	$(0.13)	$(0.18)
Discontinued operations	$—	$(0.01)

Net loss	$(0.13)	$(0.19)

Weighted average common shares outstanding - basic and diluted	12,079,602	7,789,581

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	For The Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,568,471)	$(1,425,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	76,379	31,911
Amortization of patents	81,235	81,235
Non-cash interest	—	169,427
Realized loss on assets held for sale, net	24,578	—
Realized loss on sale of property and equipment	526	—
Unrealized loss on assets held for sale, net	65,460	—
Stock-based compensation to employees and directors	200,505	249,900
Stock-based compensation to consultants	—	61,703
Income tax expense (benefit)	(32,360)	(29,245)
Changes in operating assets and liabilities:
Accounts receivable	(77,752)	(132,715)
Prepaid expenses	33,242	141,194
Other current assets	—	(3,495)
Assets held for sale, net	—	10,909
Accounts payable	314,027	(212,309)
Accrued liabilities	136,613	85,345

Net cash used in operating activities	(746,018)	(971,193)

Cash flows from investing activities:
Purchase of property and equipment	(109,054)	(79,017)
Proceeds from sale of assets held for sale, net	225,948	—

Net cash provided by (used in) investing activities	116,894	(79,017)

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	—	2,897,140
Proceeds from notes payable	500,000	10,000
Payments and decrease on notes payable	(101,298)	(450,000)
Payments of preferred dividends	(19,163)	—

Net cash provided by financing activities	379,539	2,457,140

Net (decrease) increase in cash and cash equivalents	(249,585)	1,406,930

Cash and cash equivalents at beginning of period	405,413	3,775

Cash and cash equivalents at end of period	$155,828	$1,410,705

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$19,872	$963

Non cash investing and financing activities:
Issuance of common stock in payment of accrued liabilities	$34,750	$—
Dividends accrued	$—	$19,163

The accompanying notes are an integral part of these consolidated interim financial statements.

Patient Safety Technologies, Inc. and Subsidiary
Notes to Consolidated Interim Financial Statements – Unaudited
March 31, 2008

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

Until June 29, 2007, the Company also operated a car wash through Automotive Services Group, Inc. (“Automotive Services Group”), which held the Company’s investment in Automotive Services Group, LLC (“ASG”), its wholly-owned subsidiary. As discussed in Note 4, during 2007 the Company completed the sale of the assets held in ASG. In addition, the Company holds other unrelated investments including an investment in real estate and in a financial services company, which it is in the process of liquidating as part of a strategic plan adopted during 2006 to dispose of all of the Company’s non patient safety related assets.

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2008, the Company has an accumulated deficit of approximately $38.2 million and a working capital deficit of approximately $2.8 million. For the three months ended March 31, 2008, the Company incurred a loss of approximately $1.6 million and has used approximately $746,000 in cash in its operations. Further, as of March 31, 2008 the Company has just begun to generate a material amount of revenues from sales of the Company’s patient safety products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has relied on liquidating investments and short-term debt financings to fund a large portion of its operations. In order to ensure the continued viability of the Company, equity financing must be obtained and profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. Although the Company has received equity financing during the year ended December 31, 2007, the Company is currently seeking additional financing and believes that it will be successful. However, no assurances can be made that it will be successful obtaining a sufficient amount of equity financing to continue to fund its operations or that the Company will achieve profitable operations and positive cash flow from its patient safety products. The consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The consolidated interim balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements. The consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. All intercompany transactions have been eliminated in consolidation.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

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

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R). During the three months ended March 31, 2008, the Company had stock-based compensation expense of $235,000, related to issuances to the Company’s employees and directors, included in reported net loss. The total amount of stock-based compensation for the three months ended March 31, 2008 of $201,000 included expenses related to restricted stock grants valued at $36,000 and stock options valued at $199,000. During the three months ended March 31, 2007, the Company had stock-based compensation expense, from issuances to the Company’s employees and directors, included in reported net loss of $250,000. The total amount of stock-based compensation for the three months ended March 31, 2007, of $250,000, included restricted stock grants valued at $192,000 and stock options valued at $58,000.

During the three months ended March 31, 2008 and 2007, the Company had stock-based compensation expense from issuances of restricted stock and warrants to consultants of the Company included in reported net loss of nil and $62,000, respectively.

Patient Safety Technologies, Inc. and Subsidiary
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

A summary of stock option activity for the three months ended March 31, 2008 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2007	990	1,650,000	$3.49	8.43

March 31, 2008	990	1,650,000	$3.49	8.18	$—

Options exercisable at:
December 31, 2007		782,500	$4.40	7.83	$—
March 31, 2008		847,500	$4.36	7.59	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on March 31, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. There have not been any options exercised during the three months ended March 31, 2008 or year ended December 31, 2007.

The Company did not grant any options during the three months ended March 31, 2008. All options that the Company granted during the three months ended March 31, 2007 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Three Months ended March 31,
	2008	2007
Weighted average risk free interest rate	—%	4.50%
Weighted average life (in years)	—	5.00
Volatility	—%	100%
Expected dividend yield	—%	0%
Weighted average grant-date fair value per share of options granted	$—	$1.22

A summary of the changes in the Company’s nonvested options during the three months ended March 31, 2008 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	867,500	$1.75
Granted	—	$—
Vested	(65,000)	$2.27
Cancelled and forfeited	—	$—
Nonvested at March 31, 2008	802,500	$1.71

Patient Safety Technologies, Inc. and Subsidiary
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

During the three months ended March 31, 2008, the Company recorded compensation costs related to stock options of $199,000. As of March 31, 2008, total unrecognized compensation cost related to unvested stock options was $700,000. The cost is expected to be recognized over a weighted average period of 1.38 years.

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

Loss per Common Share

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations. Basic loss per common share excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants and the conversion of convertible preferred stock and convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, convertible preferred stock and convertible debt as of March 31, 2008 and 2007:

	March 31, 2008	March 31, 2007
Warrants	6,114,521	4,589,641
Stock options	1,650,000	1,590,000
Convertible promissory notes	1,389,091	1,781,091
Convertible preferred stock	246,375	246,375
	9,399,987	8,207,107

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results may differ from management’s estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2008 presentation.  These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Patient Safety Technologies, Inc. and Subsidiary
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008 and in connection with its adoption, there was no impact on the Company’s consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates with the resulting unrealized gains and losses, if any, reported in earnings. The Company adopted SFAS 159 on January 1, 2008 and in connection with its adoption, there was no impact on the Company’s consolidated financial statements.

Staff Accounting Bulletin 110 (“SAB 110”) issued by the U.S. Securities and Exchange Commission (“SEC”) was effective for the Company beginning in the first quarter of 2008. SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin 107 (“SAB 107”) regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123(R), Share-Based Payment. The Company will continue to use the simplified method until we have the historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). This statement requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. The Company will implement SFAS No. 141(R) on January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. The Company will implement SFAS No. 160 on January 1, 2009. As of May 20, 2009, the Company did not have any minority interests. Therefore, the Company does not expect the adoption of this standard to have a material impact on our income statement, financial position or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for the Company in the first quarter of fiscal year 2009.

Patient Safety Technologies, Inc. and Subsidiary
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

4. DISCONTINUED OPERATIONS

As part of a strategic plan to dispose of all the Company’s non-patient safety related assets, during the fourth quarter of 2006 the Company began marketing for sale the assets of ASG, located in Alabama. The Company completed the sale of one operating car wash on June 29, 2007 and the remaining two parcels of undeveloped land during the three months ended September 30, 2007. The assets of ASG met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

The following sets forth the discontinued operations for the three months ended March 31, 2008 and 2007 related to the held for sale assets of Automotive Services Group:

	Three Months Ended March 31,
	2008	2007

Operating revenues	$—	$159,864
Operating expenses	—	134,929
Depreciation and amortization	—	10,909
Interest expense	—	102,793

Loss from discontinued operations	$—	$(88,767)

5. PATENTS

Patents, net, as of March 31, 2008 and December 31, 2007 are composed of patents:

	March 31, 2008	December 31, 2007
Patents	$4,684,576	$4,684,576
Accumulated amortization	(1,001,903)	(920,668)
	$3,682,673	$3,763,908

6. LONG-TERM INVESTMENTS

Long-term investments at March 31, 2008 and December 31, 2007 are comprised of the Company’s investment in Alacra Corporation (“Alacra”). The investment represents 221,484 shares of Series F convertible preferred stock of Alacra Corporation, recorded at its cost of $666,667, and classified as an available-for-sale investment. The Company has the right, to the extent that Alacra has sufficient available capital, to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends beginning on December 31, 2006. During the year ended December 31, 2007, Alacra redeemed one-third of the Series F convertible preferred stock. Alacra, based in New York, is a global provider of business and financial information.

Patient Safety Technologies, Inc. and Subsidiary
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

7. OTHER ASSETS

At March 31, 2008 and December 31, 2007, the Company had other assets of approximately $19,000 consisting primarily of security deposits.

8. NOTES PAYABLE

Notes payable at March 31, 2008 and December 31, 2007 are comprised of the following:

	March 31, 2008	December 31, 2007
Notes payable to Ault Glazer Capital Partners, LLC (a)	$2,530,558	$2,530,558
Notes payable to Herb Langsam (b)	600,000	600,000
Note payable to Charles Kalina III (c)	400,000	400,000
Note payable to Catalysis Offshore, Ltd (d)	250,000	—
Note payable to Catalysis Partners, LLC (d)	250,000	—
Other notes payable (e)	71,082	172,380
Total notes payable	4,101,640	3,702,938
Less: current portion	(1,571,082)	(1,172,380)
Notes payable – long-term portion	$2,530,558	$2,530,558

Aggregate future required principal payments on these notes during the twelve month period subsequent to March 31, 2008 are as follows:

2007	$1,571,082
2008	—
2009	—
2010	2,530,558
$4,101,640

(a)
Effective June 1, 2007, the entire unpaid principal and interest due under note payable agreements previously entered into with Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”) a related party, were restructured into a new Convertible Secured Promissory Note (the "AG Partners Convertible Note") in the principal amount of $2,530,558. The Fund is controlled by Milton “Todd” Ault III, a former director of the Company and its former Chairman and Chief Executive Officer and Louis Glazer, a director of the Company, both of whom currently have a significant beneficial ownership interest in the Company’s common and preferred stock. The AG Partners Convertible Note bears interest at the rate of 7% per annum and is due on the earlier of December 31, 2010, or the occurrence of an event of default. In the event that the average closing price of the Company’s common stock is in excess of $5.00 per share for thirty (30) consecutive trading days, the Company will have the right to redeem the promissory note in shares or in cash. In the event of redemption in shares, the principal is convertible into shares of the Company’s common stock at a conversion price of $2.50. The promissory note is secured by all of the Company’s assets. Should the Company raise up to $2,000,000 in a new credit facility, including any replacement credit facilities, the Fund is required to subordinate its security interest in favor of the new credit facility. During the three months ended March 31, 2008, the Company incurred interest expense of $44,000 on the AG Partners Convertible Note. During the three months ended March 31, 2007, the Company incurred interest expense of $58,000 related to the notes previously entered into with the Fund that were replaced by the AG Partners Convertible Note.

(b)
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

Patient Safety Technologies, Inc. and Subsidiary
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

On November 13, 2006, Mr. Langsam, loaned the Company an additional $100,000. The loan is documented by a $100,000 Secured Promissory Note (the “Second Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Second Langsam Note accrues interest at the rate of 12% per annum and had a maturity date of May 13, 2007. The Company is in the process of restructuring the debt that is owed to Mr. Herbert Langsam. Mr. Langsam received warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $17,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the three months ended March 31, 2008 and 2007, interest expense of nil and $7,000, respectively, was recorded from the debt discount amortization. Pursuant to the terms of a Security Agreement dated November 13, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Second Langsam Note.

During the three months ended March 31, 2008 and 2007, the Company incurred interest expense, excluding amortization of debt discount, of $24,000 and $8,000, respectively, on the Langsam Notes. At March 31, 2008 and December 31, 2007 accrued interest on the Langsam Notes totaled $162,000 and $138,000, respectively.

(c)
On July 12, 2006 the Company, executed a Convertible Promissory Note in the principal amount of $250,000 in favor of Charles J. Kalina, III, an existing shareholder of the Company. On November 3, 2006 the balance due under the $250,000 Convertible Promissory Note was added to a new Convertible Promissory Note in the principal amount of $400,000 (the “Kalina Note”), pursuant to which the Company received proceeds of approximately $150,000. The Second Kalina Note bears interest at the rate of 12% per annum and was due on January 31, 2008. The Company is in the process of restructuring the debt that is owed to Mr. Kalina through the issuance of the Company’s common stock. Mr. Kalina received warrants to purchase 250,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. During the three months ended March 31, 2008 and 2007, the Company incurred interest expense, excluding amortization of debt discount of $12,000 and $12,000, respectively, on the Second Kalina Note. At March 31, 2008 and December 31, 2007 accrued interest on the Second Kalina Note totaled $20,000 and $8,000, respectively.

As the effective conversion price of the Second Kalina Note on the date of issuance was below the fair market value of the underlying common stock, the Company recorded debt discount in the amount of $77,000 based on the intrinsic value of the beneficial conversion feature of the note.

The warrant issued to Mr. Kalina in conjunction with the Second Kalina Note will expire after November 3, 2011. The Company recorded debt discount in the amount of $29,000 based on the estimated fair value of the warrants. The debt discount as a result of the beneficial conversion feature of the note and the estimated fair value of the warrants was amortized as non-cash interest expense using the effective interest method. During the three months ended March 31, 2008 and 2007, interest expense of nil and $23,000, respectively, has been recorded from the debt discount amortization.

(d)
Between February 28, 2008 and March 20, 2008, Catalysis Offshore, Ltd. and Catalysis Partners, LLC (collectively “Catalysis”), related parties, each loaned $250,000 to the Company. As consideration for the loans, the Company issued Catalysis promissory notes in the aggregate principal amount of $500,000 (the “Catalysis Notes”). The Catalysis Notes accrue interest at the rate of 8% per annum and have maturity dates of May 31, 2008. The managing partner of Catalysis is Francis Capital Management, LLC (“Francis Capital”), an investment management firm. John Francis, a director of the Company and President of Francis Capital, has voting and investment control over the securities held by Catalysis. Francis Capital, including shares directly held by Catalysis, beneficially owns 1,272,000 shares of the Company’s common stock and warrants for purchase of 763,200 shares of the Company’s common stock.

Patient Safety Technologies, Inc. and Subsidiary
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

(e)
On November 1, 2006 we entered into a Convertible Promissory Note with Michael G. Sedlak in the principal amount of $71,000 (the “Sedlak Note”). The Sedlak Note, which was not paid by its scheduled maturity date, January 31, 2008, accrues interest at the rate of 12% per annum.

9. ACCRUED LIABILITIES

Accrued liabilities at March 31 and December 31, 2007 are comprised of the following:

	March 31, 2008	December 31, 2007
Accrued interest	$235,663	$168,449
Accrued dividends on preferred stock	134,138	134,138
Accrued salaries	230,252	212,000
Other	22,559	6,162
	$622,612	$520,749

10. WARRANTS

As of March 31, 2008 and December 31, 2007, a total of 6,114,521 warrants, at exercise prices ranging from $1.25 to $6.05 remain outstanding. The warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.75% - 4.50%, three to five years and 63% - 97%, respectively.

11. RELATED PARTY TRANSACTIONS

Rent

During the three months ended March 31, 2007 the Company paid approximately $26,000 of the base rent on the corporate offices and The Ault Glazer Group, Inc. ("Ault Glazer") paid the remaining base rent based upon their respective usage of the facilities. Together, Milton “Todd” Ault III, our former Chairman and Chief Executive Officer of the Company, and Louis Glazer, a Class I Director of the Company, and Melanie Glazer, the former Manager of our real estate segment, (together, the “Glazers”) own a controlling interest in the outstanding capital stock of Ault Glazer. As of March 31, 2008 and December 31, 2007, Ault Glazer, Mr. Ault and the Glazers had a significant beneficial ownership interest in the outstanding common and preferred stock of the Company.

Notes Payable

As of March 31, 2008 and December 31, 2007, the Company has notes payable agreements issued to related parties with aggregate outstanding principal balances of $3,030,558 and $2,530,558, respectively (See Note 8).

ASG

During the period from June 29, 2007 to August 13, 2007, Automotive Services Group sold its express car wash and underlying real estate and a parcel of undeveloped land located in Birmingham, Alabama to Charles H. Dellaccio and Darrell Grimsley. Mr. Grimsley was the Chairman of the Board and Chief Executive Officer of Automotive Services Group.

A Plus International, Inc.

During the three months ended March 31, 2008 and 2007, the Company recognized cost of goods sold of $276,000 and $94,000, respectively, in connection with surgical sponges provided by A Plus. Wenchen Lin, a director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

Patient Safety Technologies, Inc. and Subsidiary
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

12. COMMITMENTS AND CONTINGENCIES

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

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a new lawsuit (the “new Leve Lawsuit”) against the Company, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). The new Leve Lawsuit attempts to collect a federal default judgment of $5,014,000 entered against only two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against a number of additional entities who are not judgment debtors. Further, the new Leve Lawsuit attempts to enforce the plaintiffs default judgment against entities who were dismissed on the merits from the underlying action in which plaintiffs obtained their default judgment. An unfavorable outcome in the lawsuit may have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes the lawsuit is without merit and intends to vigorously defend itself. These consolidated interim financial statements do not include any adjustments for the possible outcome of this uncertainty.

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

Overview

Patient Safety Technologies, Inc. (referred to in this report as the “Company,”  “we,” “us,” and “our”) is a Delaware corporation. Currently we conduct out operations through a single wholly-owned operating subsidiary: SurgiCount Medical, Inc. (“SurgiCount”), a California corporation. Beginning in July 2005 through August 2007, the Company’s wholly-owned subsidiary, Automotive Services Group, Inc., a Delaware corporation, held the Company’s investment in Automotive Services Group, LLC (“ASG”), its wholly-owned express car wash subsidiary. During the period from June 29, 2007 to August 13, 2007, Automotive Services Group sold all the assets held by ASG.

The Company, including SurgiCount, is engaged in the acquisition of controlling interests in companies and research and development of products and services focused primarily in the health care and medical products field, particularly the patient safety markets. SurgiCount is a developer and manufacturer of patient safety products and services. In addition, the Company holds various other unrelated investments which it is in the process of liquidating. The unrelated investments are recorded on the Company’s balance sheet in “long-term investments” and “assets held for sale, net”.

The Company was incorporated on March 31, 1987, under the laws of the state of Delaware. Beginning in July 1987 until March 31, 2005 we operated as an investment company registered pursuant to the Investment Company Act of 1940, as amended (the “1940 Act”). In or about August 1997 our Board of Directors determined it would be in the best interest of the Company and our stockholders to elect to become a registered business development company (a “BDC”) under the 1940 Act. On September 9, 1997 our shareholders approved the proposal to be regulated as a BDC and on November 18, 1997 we filed a notification of election to become a BDC with the U.S. Securities and Exchange Commission (“SEC”).

On March 30, 2005, stockholder approval was obtained to withdraw our election to be treated as a BDC and on March 31, 2005 we filed an election to withdraw our election with the Securities and Exchange Commission. At March 31, 2008, 8.8% of our assets, consisting of our investment in Alacra Corporation, on a consolidated basis were comprised of investment securities within the meaning of the 1940 Act (“Investment Securities”). We continue to evaluate ways in which we can dispose of these Investment Securities.

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

Critical accounting policies and estimates

The below discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting policy relates to the valuation of our intangible assets and stock based compensation.

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

Stock-Based Compensation

We have adopted the provisions of SFAS No. 123(R), Share-Based Payment. The fair value of each option grant, nonvested stock award and shares issued under the employee stock purchase plan were estimated on the date of grant using the Black-Scholes option pricing model and various inputs to the model. Expected volatilities were based on historical volatility of our stock. The expected term represents the period of time that grants and awards are expected to be outstanding. The risk-free interest rate approximates the U.S. treasury rate corresponding to the expected term of the option, and dividends were assumed to be zero. These inputs are based on our assumptions, which include complex and subjective variables. Other reasonable assumptions could result in different fair values for our stock-based awards.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS 157 on January 1, 2008 and in connection with its adoption, there was no impact on our consolidated financial statements, and the resulting fair values calculated under SFAS No. 157 after adoption were not significantly different than the fair values that would have been calculated under previous guidance.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115 (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates with the resulting unrealized gains and losses, if any, reported in earnings. We adopted SFAS 159 on January 1, 2008 and in connection with its adoption, there was no impact on our consolidated financial statements.

Staff Accounting Bulletin 110 (“SAB 110”) issued by the SEC was effective for us beginning in the first quarter of 2008. SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin 107 (“SAB 107”) regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123(R), Share-Based Payment. We will continue to use the simplified method until we have the historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. We will implement SFAS No. 160 on January 1, 2009. As of May 20, 2009, we did not have any minority interests. Therefore, we do not expect the adoption of this standard to have a material impact on our income statement, financial position or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for us in the first quarter of fiscal year 2009.

Financial Condition, Liquidity and Capital Resources

Our cash and cash equivalents balance was $156,000 at March 31, 2008, versus $405,000 at December 31, 2007. Total current liabilities were $3,216,000 at March 31, 2008, versus $2,402,000 at December 31, 2007. As of March 31, 2008 we had a working capital deficit of approximately $2,839,000. Since we continue to have recurring losses, we have relied upon private placements of equity and debt securities. Our existing cash and cash equivalents balance is not sufficient to meet our anticipated funding requirements during 2008, and the Company is currently seeking additional financing.

2007 private placements

During 2007 we sold to accredited investors in our private placements, as reflected below, $5,280,000 in equity securities.

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

Promissory notes

In addition to our private placements, we have also received a significant amount of funding from Ault Glazer Capital Partners, LLC (the “Fund”). AG Management is the managing member of the Fund. The managing member of AG Management is The Ault Glazer Group, Inc. (“The AG Group”). The Company’s former Chairman and former Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of The AG Group. At March 31, 2008 the outstanding principal balance of the loan that we entered into with the Fund was $2,531,000.

At March 31, 2008 we also had outstanding promissory notes in the aggregate principal amount of $1,571,000. Between February 28, 2008 and March 20, 2008, Catalysis Offshore, Ltd. and Catalysis Partners, LLC (collectively “Catalysis”), related parties, loaned us an aggregate of $500,000. As consideration for the loans, we issued Catalysis promissory notes in the aggregate principal amount of $500,000 (the “Catalysis Notes”). The Catalysis Notes accrue interest at the rate of 8% per annum and have maturity dates of May 31, 2008. The other outstanding promissory notes were entered into during 2006.

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

Management is currently seeking additional financing and believes that it will be successful. However, in the event management is not successful in obtaining additional financing, existing cash resources, together with proceeds from investments and anticipated revenues from operations, may not be adequate to fund our operations for the twelve months subsequent to March 31, 2008. However, ultimately long-term liquidity is dependent on our ability to attain future profitable operations. We intend to undertake additional debt or equity financings to better enable us to grow and meet future operating and capital requirements.

As of March 31, 2008, other than our office lease and employment agreements with key executive officers, we had no commitments as liabilities not reflected in our consolidated financial statements.

Cash decreased by $250,000 to $156,000 during the three months ended March 31, 2008, compared to an increase of $1,407,000 during the three months ended March 31, 2007.

Operating activities used $746,000 of cash during the three months ended March 31, 2008, compared to $971,000 during the three months ended March 31, 2007.

Operating activities for the three months ended March 31, 2008, exclusive of changes in operating assets and liabilities, used $1,152,000 of cash, as the Company's net cash used in operating activities of $746,000 included non-cash charges for depreciation and amortization of $158,000 and stock based compensation of $201,000. For the three months ended March 31, 2007, operating activities, exclusive of changes in operating assets and liabilities, used $860,000 of cash, as the Company's net cash used in operating activities of $971,000 included non-cash charges for depreciation and amortization of $113,000, debt discount of $169,000 and stock based compensation of $312,000.

Changes in operating assets and liabilities provided cash of $406,000 during the three months ended March 31, 2008, principally due to increases in the level of accounts payable and accrued liabilities which was partially offset by an increase in accounts receivable. Changes in operating assets and liabilities used cash of $111,000 during the three months ended March 31, 2007, principally due to decreases in the level of accounts payable and an increase in accounts receivable which were partially offset by a decrease in accrued liabilities and prepaid expenses

The principal factor in the $117,000 of cash provided by investing activities during the three months ended March 31, 2008 was the sale of our undeveloped land in Alabama for $226,000. This was partially offset by capitalized costs of $128,000 related to the ongoing development of purchased software related to our Safety-Sponge System. The principal factor in the $79,000 of cash used in investing activities during the three months ended March 31, 2007 was the capitalized costs of $73,000 related to the ongoing development of software related to our Safety-Sponge System.

Cash provided by financing activities during the three months ended March 31, 2008 of $380,000 resulted from net proceeds from short-term debt financings of $500,000 offset by the repayment of a promissory note of $101,000 and the payment of preferred dividends of $19,000. Cash provided by financing activities during the three months ended March 31, 2007, of $2,457,000 resulted primarily from net proceeds from the issuance of common stock and warrants of $2,897,000 offset by the repayment of the Winstar Note of $450,000

Investments

Our financial condition is partially dependent on the success of our existing investments. On March 29, 2006 our Board of Directors directed us to liquidate all of our investments and other assets that do not relate to the patient safety medical products business. Some of our investments are subject to restrictions on resale under federal securities laws and otherwise are illiquid, which will make it difficult to dispose of the securities quickly. Since we will be forced to liquidate some or all of the investments on an accelerated timeline, the proceeds of such liquidation may be significantly less than the value at which we acquired the investments. The following is a discussion of our most significant investments at March 31, 2008.

Our long-term investment, also referred to as our non-core assets, is valued at $667,000. At March 31, 2008, our long-term investment included our investment in Alacra Corporation, our only significant investment security. Our non-core assets also consisted of certain real property located in Tennessee. The real property meets the “held for sale” criteria and is classified as such.

Alacra Corporation

At March 31, 2008, we had an investment in Alacra Corporation (“Alacra”), valued at $667,000, which represents 8.8% of our total assets. On April 20, 2000, we purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. We have the right, subject to Alacra having the available cash, to have the preferred stock redeemed by Alacra over a period of three years for face value plus accrued dividends beginning on December 31, 2006. Pursuant to this right, in December 2006 we informed management of Alacra that we were exercising our right to put back one-third of our preferred stock. Alacra had a sufficient amount of cash to redeem our preferred stock and in December 2007 completed the initial redemption of one-third of our preferred stock. We received proceeds of $333,000 which accounted for the entire amount of the decrease in value of our Alacra investment. We continue to maintain our right to put back our remaining preferred stock to Alacra.

Real Estate Investments

At March 31, 2008, we had one real estate investment, valued at $90,000. The real estate investment, consisting of 0.61 acres of undeveloped land in Springfield, Tennessee, is currently being marketed for sale. In March 2008, we completed the sale of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas for net proceeds of $226,000, which resulted in a realized loss of $25,000. In March 2008 we wrote down the value of our one remaining parcel in Springfield, Tennessee to $90,000. We recognized an unrealized loss of $90,000 as a result of this write-down.

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

Revenues

We recognized revenues of $500,000 and $307,000 during the three months ended March 31, 2008 and 2007, respectively. Revenues during the three months ended March 31, 2008 consisted of sales from the Safety-Sponge of $413,000 and sales from hardware and supplies of $87,000, whereas, revenues during the three months ended March 31, 2007 consisted of sales from the Safety-Sponge of $201,000 and sales from hardware and supplies of $106,000. Although hardware sales are not considered a recurring item, we expect that once an institution adopts our system, they will be committed to its use and therefore provide a recurring source of revenues for sales of the safety sponge.

We attribute a significant amount of the increase in sales generated by our Safety-Sponge System to increased product awareness and demand. The Safety-Sponge System is currently being evaluated by more than 10 medical institutions, the adoption by any one of which would have a material impact on our revenues. We expect that small medical institutions which adopt the Safety-Sponge System will represent approximately $100,000 in annual revenue whereas the larger institutions could represent annual recurring revenues of $600,000 or more. We expect that current demand will begin to accelerate.

On November 14, 2006, SurgiCount entered into a Supply Agreement with Cardinal Health 200, Inc., a Delaware corporation ("Cardinal"). Pursuant to the agreement, Cardinal shall act as the exclusive distributor of SurgiCount's products in the United States, with the exception that SurgiCount may sell its products to one other hospital supply company, named in the agreement, solely for the sale and distribution to its hospital customers. The term of the agreement is 36 months, unless earlier terminated as set forth therein. Otherwise, the agreement automatically renews for successive 12 month periods. Although we cannot reasonably predict or estimate the financial impact of the agreement with Cardinal we believe it has and will continue to have a material impact on our results of operations due to the coordination of our sales efforts with Cardinal and their significant presence in the major medical institutions.

Expenses

Operating expenses were $1,531,000 and $1,195,000 for the three months ended March 31, 2008 and 2007, respectively.

The increase in operating expenses of $335,000, for the three months ended March 31, 2008 when compared to the three months ended March 31, 2007, was primarily the result of salaries and employee benefits, which increased by $125,000. Our Compensation Committee, currently comprised of two independent directors, determines and recommends to our Board the cash and stock based compensation to be paid to our executive officers and also reviews the amount of salary and bonus for each of our other officers and employees.

For the three months ended March 31, 2008, we recorded $199,000 related to grants of nonqualified stock options and $2,000 related to restricted stock awards to our employees and non-employee directors. During the three months ended March 31, 2007, we recorded $58,000 related to grants of nonqualified stock options and $192,000 related to restricted stock awards to our employees and non-employee directors. The issuance of stock options and restricted stock awards to our employees and non-employee directors resulted in a decrease in stock based compensation expense of $49,000 for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Therefore, excluding stock based compensation, salaries and employee benefits increased by $174,000.

At March 31, 2008, three of our executives were covered under employment agreements. Our Chief Executive Officer, William B. Horne, was covered under a two year employment agreement with annual base compensation of $250,000; our Chief Executive Officer of SurgiCount Medical, Inc., Bill Adams, was covered under a three year employment agreement with annual base compensation of $300,000 and; our President of Sales and Marketing of SurgiCount Medical, Inc., Richard Bertran, was covered under a three year employment agreement with annual base compensation of $250,000. None of our other executives are currently covered under an employment agreement, therefore, we are under no financial obligation, other than monthly salaries, for our other executive officers. Currently, monthly gross salaries for all of our employees are $156,000. Conversely, during the three months ended March 31, 2007 we significantly increased our sales and administrative staff thereby increasing the amount of our monthly gross salaries to $135,000 at March 31, 2007. We believe, as with all our operating expenses, that our existing cash resources, together with proceeds from investments, anticipated financings and expected revenues from our operations, should be adequate to fund our salary obligations

The increase in cost of sales of $179,000 reflects an increase in sales of our Safety-SpongeTM System. During the three months ended March 31, 2008, our gross margin percentage decreased as compared to the three months ended March 31, 2007 primarily as a result of discounts provided in connection with hardware sales.

General and administrative expenses experienced an increase of $232,000 during the three months ended March 31, 2008 over the three months ended March 31, 2007. During the three months ended March 31, 2008, we invested a significant amount of capital in our advertising and marketing activities, which resulted in an increase of $106,000. The only other significant increase in general and administrative expenses is depreciation expense which reflected an increase of $45,000 and is due to the larger amount of fixed assets being depreciated. The remaining increase in general and administrative expenses are comprised of a combination of several types of expenses, none of which are significant individually.

Realized gains (losses) on investments, net

During the three months ended March 31, 2008 we realized a net loss of $25,000 compared to a loss of nil during the three months ended March 31, 2007. Realized loss during the three months ended March 31, 2008 reflects the sale of certain non-operating assets, specifically, the sale of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas.

Interest expense

We had interest expense of $87,000 and $268,000 for the three months ended March 31, 2008 and 2007, respectively.

The decrease in interest expense for the three months ended March 31, 2008 when compared to March 31, 2007 is primarily attributable to the non-cash interest charges incurred as a result of the debt discount amortization associated with our short-term debt financings. During the three months ended March 31, 2008 and 2007, we recorded nil and $169,000, respectively, in non-cash interest charges. These charges resulted from the issuance of debt that either had conversion prices on the date of issuance that was below the fair market value of the underlying common stock or required the issuance of warrants to purchase shares of our common stock, which required us to record an expense based on the estimated fair value of the warrant.

Loss from discontinued car wash segment

During the three months ended March 31, 2007, we recorded a loss from our discontinued car wash segment of $89,000. Consistent with our decision to focus our business exclusively on the patient safety medical products field, we completed the divestiture of ASG in August 2007. Thus, we did not incur a loss from the discontinued car wash segment during the three months ended March 31, 2008.

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

Item 4T. Controls and Procedures.

Limitations on the Effectiveness of Controls

We seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.  As set forth below, our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Evaluation of Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level discussed above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As of the date this report was filed, there have been no material developments in the legal proceedings previously reported in our annual report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission on April 15, 2008.

Item 1A. Risk Factors.

There have been no material changes from risk factors previously disclosed in Item 1A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on April 15, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

On May 1, 2006, the Company entered into a secured promissory note with Herbert Langsam, a Class II Director of the Company, in the principal amount of $500,000 (the “Langsam Note”). The Langsam Note was due to be repaid on November 1, 2006.

On November 13, 2006, the Company entered into a secured promissory note with Mr. Langsam in the principal amount of $100,000 (the “Second Langsam Note”). The Second Langsam Note was due to be repaid on May 13, 2007. The Company is in the process of restructuring the debt that is owed to Mr. Herbert Langsam.

On November 1, 2006 the Company entered into a convertible promissory note with Michael G. Sedlak in the principal amount of $71,000 (the “Sedlak Note”). The Sedlak Note was due to be repaid on January 31, 2008.

On November 3, 2006, the Company entered into a secured promissory note with Charles J. Kalina, III in the principal amount of $400,000 (the “Kalina Note”). The Kalina Note was due to be repaid on January 31, 2008. The Company is in the process of restructuring the debt that is owed to Mr. Kalina through the issuance of the Company’s common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

Date: May 20, 2008	By:	/s/ William Adams
William Adams
Chief Executive Officer

Date: May 20, 2008	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and Principal Accounting Officer