Form 10-Q
period 2008-06-30
Patient Safety Technologies, Inc
filed 2008-08-19
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

There were 16,266,706 shares of the registrant's common stock outstanding as of August 15, 2008.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2008

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$446,530	$405,413
Accounts receivable	187,450	71,840
Inventories	27,544	—
Prepaid expenses	571,597	104,723

TOTAL CURRENT ASSETS	1,233,121	581,976
Restricted certificate of deposit	87,500	87,500
Notes receivable	153,545	153,545
Property and equipment, net	764,419	663,391
Assets held for sale, net	90,000	405,986
Goodwill	1,832,027	1,832,027
Patents, net	3,601,437	3,763,908
Long-term investment	666,667	666,667
Other assets	19,174	19,174

TOTAL ASSETS	$8,447,890	$8,174,174

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Notes payable, current portion	$1,171,082	$1,172,380
Accounts payable	1,025,675	708,593
Accrued liabilities	1,939,466	520,749

TOTAL CURRENT LIABILITIES	4,136,223	2,401,722

Notes payable, less current portion	2,530,558	2,530,558
Deferred tax liabilities	1,434,610	1,499,329

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY

Convertible preferred stock, $1.00 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding
at June 30, 2008 and December 31, 2007
(Liquidation preference of $1,229,138 at June 30, 2008 and December 31, 2007	10,950	10,950
Common stock, $0.33 par value: 25,000,000 shares authorized;
14,253,566 shares issued and outstanding at June 30, 2008; 12,054,602
shares issued and outstanding at December 31, 2007	4,703,677	3,978,019
Additional paid-in capital	36,205,032	34,320,134
Accumulated deficit	(40,573,160)	(36,566,538)

TOTAL STOCKHOLDERS' EQUITY	346,499	1,742,565

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,447,890	$8,174,174

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Operations (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$556,591	$313,461	$1,056,750	$620,619
COST OF SALES	325,892	187,460	719,183	401,670

Gross margin	230,699	126,001	337,567	218,949
OPERATING EXPENSES
Salaries and employee benefits	1,317,553	827,310	1,966,569	1,351,649
Professional fees	430,575	180,282	763,811	492,922
Rent	38,636	7,788	57,899	46,370
Insurance	18,175	23,233	39,639	39,946
Taxes other than income taxes	32,519	37,743	66,639	64,901
Amortization of patents	81,235	81,236	162,471	162,471
General and administrative	488,333	377,688	880,575	572,203

Total operating expenses	2,407,026	1,535,280	3,937,603	2,730,462

Operating loss	(2,176,327)	(1,409,279)	(3,600,036)	(2,511,513)

OTHER INCOME (EXPENSES)
Interest, dividend income and other	—	—	—	4,287
Realized gain (loss) assets held for sale, net	—	22,394	(24,578)	22,394
Interest expense	(87,847)	(340,355)	(174,932)	(607,939)
Change in fair value of warrant liability	(168,010)	—	(168,010)	—
Unrealized loss on assets held for sale, net	—	—	(65,460)	—

Loss from continuing operations before income taxes	(2,432,184)	(1,727,240)	(4,033,016)	(3,092,771)
Income tax benefit	32,359	29,245	64,719	58,490

Loss from continuing operations	(2,399,825)	(1,697,995)	(3,968,297)	(3,034,281)
Loss from discontinued operations	—	(58,162)	—	(146,929)

Net loss	(2,399,825)	(1,756,157)	(3,968,297)	(3,181,210)
Preferred dividends	(19,162)	(19,162)	(38,325)	(38,325)

Loss applicable to common shareholders	$(2,418,987)	$(1,775,319)	$(4,006,622)	$(3,219,535)

Basic and diluted net loss per common share
Continuing operations	$(0.19)	$(0.17)	$(0.32)	$(0.34)
Discontinued operations	$—	$(0.01)	$—	$(0.02)

Net loss	$(0.19)	$(0.18)	$(0.32)	$(0.36)

Weighted average common shares outstanding - basic and diluted	13,054,109	10,057,303	12,566,855	8,929,707

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

	For The Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,968,297)	$(3,181,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	162,731	74,069
Amortization of patents	162,471	162,471
Non-cash interest	—	407,920
Realized loss on assets held for sale, net	24,578	—
Realized loss (gain) on sale of property and equipment	526	(51,483)
Unrealized loss on assets held for sale, net	65,460	—
Stock-based compensation to employees and directors	1,000,998	635,849
Stock-based compensation to consultants	8,222	57,249
Income tax benefit	(64,719)	(58,490)
Change in fair value of warrant derivative liability	168,010	—
Changes in operating assets and liabilities:
Accounts receivable	(115,610)	(150,926)
Inventories	(27,544)	13,870
Prepaid expenses	(466,874)	307,766
Other current assets	—	(295)
Assets held for sale, net	—	21,818
Accounts payable	317,082	(532,006)
Accrued liabilities	250,043	116,855

Net cash used in operating activities	(2,482,923)	(2,176,543)

Cash flows from investing activities:
Purchase of property and equipment	(264,285)	(223,955)
Proceeds from sale of property and equipment	—	42,600
Proceeds from sale of assets held for sale, net	225,948	1,500,000

Net cash (used in) provided by investing activities	(38,337)	1,318,645

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	2,202,000	3,051,100
Proceeds from notes payable	500,000	10,000
Payments and decrease on notes payable	(101,298)	(1,805,693)
Restricted cash	—	(228,059)
Payments of preferred dividends	(38,325)	—

Net cash provided by financing activities	2,562,377	1,027,348

Net increase in cash and cash equivalents	41,117	169,450

Cash and cash equivalents at beginning of period	405,413	3,775

Cash and cash equivalents at end of period	$446,530	$173,225

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$23,078	$189,127

Non cash investing and financing activities:
Issuance of common stock in payment of accrued liabilities	$134,750	$—
Dividends accrued	$—	$38,325
Issuance of common stock in connection with contingent payment with Surgicount acquisition	$—	$75,000
Issuance of common stock in payment of notes payable and accrued interest	$426,170	$579,801
Payment of accrued liability with long-term investments	$—	$10,969
Reclassification of accrued interest to notes payable, less current portion - net	$—	$348,614
Reclassification of warrant derivative liability to accrued liabilities	$1,161,584	$—

The accompanying notes are an integral part of these consolidated interim financial statements.

Patient Safety Technologies, Inc. and Subsidiary
Notes to Consolidated Interim Financial Statements – Unaudited
June 30, 2008

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

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2008, the Company has an accumulated deficit of approximately $40.6 million and a working capital deficit of approximately $2.9 million. For the six months ended June 30, 2008, the Company incurred a loss of approximately $4.0 million and has used approximately $2.5 million in cash in its operations. Further, the Company has just begun to generate a material amount of revenues from sales of the Company’s patient safety products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has relied on liquidating investments and short-term debt financings to fund a large portion of its operations. In order to ensure the continued viability of the Company, equity financing must be obtained and profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. In August 2008, the Company completed an equity financing in which it raised $2.3 million (see Note 14). No assurances can be made that the Company will be successful obtaining additional equity financing needed to continue to fund its operations, or that the Company will achieve profitable operations and positive cash flow from its patient safety products. The consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The consolidated interim balance sheet as of December 31, 2007 was derived from the Company’s audited financial statements. The consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Results of the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. All intercompany transactions have been eliminated in consolidation.

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

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R). During the three and six months ended June 30, 2008, the Company had stock-based compensation expense of $277,000 and $477,000, respectively, related to issuances to the Company’s employees and directors, included in reported net loss. The total amount of stock-based compensation for the six months ended June 30, 2008 of $477,000 included expenses related to restricted stock grants valued at $2,000 and stock options valued at $475,000. During the three and six months ended June 30, 2007, the Company had stock-based compensation expense, from issuances to the Company’s employees and directors, included in reported net loss of $250,000 and $636,000, respectively. The total amount of stock-based compensation for the six months ended June 30, 2007, of $636,000, included restricted stock grants valued at $359,000 and stock options valued at $277,000.

During the three and six months ended June 30, 2008, the Company had stock-based compensation expense from issuances of warrants to employees, directors and consultants of the Company included in reported net loss of nil and $532,000, respectively. During the three and six months ended June 30, 2007, the Company had stock-based compensation expense from issuances of restricted stock and warrants to consultants of the Company of $45,000 and $57,000, respectively.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

A summary of stock option activity for the six months ended June 30, 2008 is presented below:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2007	990	1,650,000	$3.49	8.43
Grants	(550,000)	550,000	$1.25	9.95
Cancellations	793,000	(793,000)	$4.07	7.60

June 30, 2008	243,990	1,407,000	$2.28	8.96	$—

Options exercisable at:
December 31, 2007		782,500	$4.40	7.83	$—
June 30, 2008		952,417	$2.65	8.74	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on June 30, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. There have not been any options exercised during the six months ended June 30, 2008 or year ended December 31, 2007.

All options that the Company granted during the six months ended June 30, 2008 and 2007 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Six Months ended June 30,
	2008	2007
Weighted average risk free interest rate	3.50%	4.50%
Weighted average life (in years)	5.00	5.00
Volatility	106%	98 - 100%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.93	$1.22

A summary of the changes in the Company’s nonvested options during the six months ended June 30, 2008 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2007	867,500	$1.75
Granted	550,000	$1.40
Vested	(556,250)	$1.56
Cancelled and forfeited	(406,667)	$2.23
Nonvested at June 30, 2008	454,583	$1.13

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

During the six months ended June 30, 2008, the Company recorded compensation costs related to stock options of $475,000. As of June 30, 2008, total unrecognized compensation cost related to unvested stock options was $379,000. The cost is expected to be recognized over a weighted average period of 1.43 years.

Beneficial Conversion Feature of Convertible Notes Payable

The convertible feature of certain notes payable provides for a rate of conversion that is below market value. Such feature is normally characterized as a Beneficial Conversion Feature (“BCF”). Pursuant to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio, EITF No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments and APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, the estimated fair value of the BCF is recorded in the consolidated financial statements as a discount from the face amount of the notes. Such discounts are amortized to interest expense over the term of the notes (or conversion of the notes, if sooner).

Warrant Derivative Liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Pursuant to EITF 00-19, an evaluation of specifically identified conditions is made to determine whether warrants issued are required to be classified as either equity or a liability. If the classification required under EITF 00-19 changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification.  In the event that this evaluation results in a partial reclassification, our policy is to first reclassify warrants with the latest date of issuance. The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. There is no limit on the number of times a contract may be reclassified.

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

The following sets forth the number of shares of common stock underlying outstanding options, warrants, convertible preferred stock and convertible debt as of June 30, 2008 and 2007:

	June 30, 2008	June 30, 2007
Warrants	9,363,542	4,758,441
Stock options	1,407,000	1,490,000
Convertible promissory notes	1,069,091	2,667,287
Convertible preferred stock	246,375	246,375
	12,086,008	9,162,103

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS 157-2, to defer the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. We adopted SFAS 157 for our financial assets and liabilities effective January 1, 2008 (see Note 12 - Fair Value Measurements for more information related to the adoption of SFAS 157 for financial assets and liabilities). We are currently reviewing the adoption requirements related to our nonfinancial assets and liabilities and have not yet determined the impact, if any, on our financial position or results of operations.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard is effective for the Company in the first quarter of fiscal year 2009. The Company is currently evaluating the impact of FSP APB 14-1.

In April 2008, the FASB issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not expect FSP FAS 142-3 to have a material impact on its financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Policies (“SFAS 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on the Company’s financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP EITF 03-6-1 on its consolidated financial position, cash flows, and results of operations.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

4. DISCONTINUED OPERATIONS

As part of a strategic plan to dispose of all the Company’s non-patient safety related assets, during the fourth quarter of 2006 the Company began marketing for sale the assets of ASG, located in Alabama. The Company completed the sale of one operating car wash on June 29, 2007 and the remaining two parcels of undeveloped land during the six months ended September 30, 2007. The assets of ASG met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

The following sets forth the discontinued operations for the six months ended June 30, 2008 and 2007 related to the held for sale assets of Automotive Services Group:

	Six Months Ended June 30,
	2008	2007

Operating revenues	$—	$309,455
Operating expenses	—	262,323
Depreciation and amortization	—	21,819
Interest expense	—	201,331
Gain on sale of assets	—	29,089

Loss from discontinued operations	$—	$(146,929)

5. PATENTS

Patents, net, as of June 30, 2008 and December 31, 2007 are:

	June 30, 2008	December 31, 2007
Patents	$4,684,576	$4,684,576
Accumulated amortization	(1,083,139)	(920,668)
	$3,601,437	$3,763,908

6. LONG-TERM INVESTMENTS

Long-term investments at June 30, 2008 and December 31, 2007 are comprised of the Company’s investment in Alacra Corporation (“Alacra”). The investment represents 221,484 shares of Series F convertible preferred stock of Alacra Corporation, recorded at its cost of $666,667, and classified as an available-for-sale investment. The Company has the right, to the extent that Alacra has sufficient available capital, to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends beginning on December 31, 2006. During the year ended December 31, 2007, Alacra redeemed one-third of the Series F convertible preferred stock. Alacra, based in New York, is a global provider of business and financial information.

7. OTHER ASSETS

At June 30, 2008 and December 31, 2007, the Company had other assets of approximately $19,000 consisting primarily of security deposits.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

8. NOTES PAYABLE

Notes payable at June 30, 2008 and December 31, 2007 are comprised of the following:

	June 30, 2008	December 31, 2007
Notes payable to Ault Glazer Capital Partners, LLC (a)	$2,530,558	$2,530,558
Notes payable to Herb Langsam (b)	600,000	600,000
Note payable to Charles Kalina III (c)	—	400,000
Note payable to Catalysis Offshore, Ltd (d)	250,000	—
Note payable to Catalysis Partners, LLC (d)	250,000	—
Other notes payable (e)	71,082	172,380
Total notes payable	3,701,640	3,702,938
Less: current portion	(1,171,082)	(1,172,380)
Notes payable - long-term portion	$2,530,558	$2,530,558

Aggregate future required principal payments on these notes during the twelve month period subsequent to June 30, 2008 are as follows:

2008	$1,171,082
2009	—
2010	2,530,558
$3,701,640

(a) Effective June 1, 2007, the entire unpaid principal and interest due under note payable agreements previously entered into with Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”) a related party, were restructured into a new Convertible Secured Promissory Note (the "AG Partners Convertible Note") in the principal amount of $2,530,558. The Fund is controlled by Milton “Todd” Ault III, a former director of the Company and its former Chairman and Chief Executive Officer and Louis Glazer, a director of the Company, both of whom currently have a significant beneficial ownership interest in the Company’s common and preferred stock. The AG Partners Convertible Note bears interest at the rate of 7% per annum and is due on the earlier of December 31, 2010, or the occurrence of an event of default. In the event that the average closing price of the Company’s common stock is in excess of $5.00 per share for thirty (30) consecutive trading days, the Company will have the right to redeem the promissory note in shares or in cash. In the event of redemption in shares, the principal is convertible into shares of the Company’s common stock at a conversion price of $2.50. The promissory note is secured by all of the Company’s assets. Should the Company raise up to $2,000,000 in a new credit facility, including any replacement credit facilities, the Fund is required to subordinate its security interest in favor of the new credit facility. During the three and six months ended June 30, 2008, the Company incurred interest expense of $44,000 and $88,000, respectively, on the AG Partners Convertible Note. During the three and six months ended June 30, 2007, the Company incurred interest expense of nil and $14,000, respectively, on the AG Partners Convertible Note.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

On November 13, 2006, Mr. Langsam, loaned the Company an additional $100,000. The loan is documented by a $100,000 Secured Promissory Note (the “Second Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Second Langsam Note accrues interest at the rate of 12% per annum and had a maturity date of May 13, 2007. The Company is in the process of restructuring the debt that is owed to Mr. Herbert Langsam. Mr. Langsam received warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $17,000 as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the six months ended June 30, 2008 and 2007, interest expense of nil and $12,000, respectively, was recorded from the debt discount amortization. Pursuant to the terms of a Security Agreement dated November 13, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Second Langsam Note.

During the three and six months ended June 30, 2008, the Company incurred interest expense, excluding amortization of debt discount, of $24,000 and $48,000, respectively, on the Langsam Notes. During the three and six months ended June 30, 2007, the Company incurred interest expense, excluding amortization of debt discount, of $8,000 and $40,000, respectively. At June 30, 2008 and December 31, 2007 accrued interest on the Langsam Notes totaled $186,000 and $138,000, respectively.

(c) On July 12, 2006 the Company, executed a Convertible Promissory Note in the principal amount of $250,000 in favor of Charles J. Kalina, III, an existing shareholder of the Company. On November 3, 2006 the balance due under the $250,000 Convertible Promissory Note was added to a new Convertible Promissory Note in the principal amount of $400,000 (the “Kalina Note”), pursuant to which the Company received proceeds of approximately $150,000. The Kalina Note accrued interest at the rate of 12% per annum and was due on January 31, 2008. On May 20, 2008, the principal and accrued interest on the Kalina Note, in the aggregate amount of $426,000, was exchanged for equity in the Company. Mr. Kalina received 340,936 shares of the Company’s common stock and a warrant to purchase 204,561 shares of the Company’s common stock at $1.40 per share. During the three and six months ended June 30, 2008, the Company incurred interest expense, excluding amortization of debt discount of $12,000 and $19,000, respectively, on the Kalina Note. At December 31, 2007 accrued interest on the Kalina Note totaled $8,000.

(d) Between February 28, 2008 and March 20, 2008, Catalysis Offshore, Ltd. and Catalysis Partners, LLC (collectively “Catalysis”), related parties, each loaned $250,000 to the Company. As consideration for the loans, the Company issued Catalysis promissory notes in the aggregate principal amount of $500,000 (the “Catalysis Notes”). The Catalysis Notes accrue interest at the rate of 8% per annum and had maturity dates of May 31, 2008. The managing partner of Catalysis is Francis Capital Management, LLC (“Francis Capital”), an investment management firm. John Francis, a director of the Company and President of Francis Capital, has voting and investment control over the securities held by Catalysis. Francis Capital, including shares directly held by Catalysis, beneficially owns 1,272,000 shares of the Company’s common stock and warrants for purchase of 763,200 shares of the Company’s common stock. During the three and six months ended June 30, 2008, the Company incurred interest expense of $3,000 and $13,000, respectively, on the Catalysis Notes. At June 30, 2008 accrued interest on the Catalysis Notes totaled $13,000

(e) On November 1, 2006 we entered into a Convertible Promissory Note with Michael G. Sedlak in the principal amount of $71,000 (the “Sedlak Note”). The Sedlak Note, which was not paid by its scheduled maturity date, January 31, 2008, accrues interest at the rate of 12% per annum.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

9. ACCRUED LIABILITIES

Accrued liabilities at June 30, 2008 and December 31, 2007 are comprised of the following:
	June 30, 2008	December 31, 2007
Accrued interest	$294,133	$168,449
Accrued dividends on preferred stock	134,138	134,138
Accrued salaries and director fees	181,415	212,000
Warrant derivative liability	1,329,594
Other	186	6,162
	$1,939,466	$520,749

10. EQUITY TRANSACTIONS

Between May 20, 2008 and June 19, 2008, the Company sold, in a private placement exempt from the registration requirements of the Securities Act, 2,102,536 shares of the Company’s common stock at $1.25 price per share and issued five-year warrants to purchase 1,261,521 shares of common stock at an exercise price of $1.40 per share, pursuant to a Securities Purchase Agreement entered into with several accredited investors. The investors paid $2,202,000 in cash and agreed to extinguish $426,170 in existing debt and accrued interest owed to it by the Company.

11. WARRANTS AND WARRANT DERIVATIVE LIABILITY

During the three and six months ended June 30, 2008, a total of 3,249,021 warrants, at an average exercise price of $1.39 per share were issued primarily in connection with the various subscription agreements entered into by the Company as well as payment for services and accrued interest. The warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.50%, five years and 103% - 106%, respectively. Warrants granted during the year ended December 31, 2007 were valued using an expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 4.50%, five years and 63% - 101%, respectively. As of June 30, 2008, a total of 9,363,542 warrants, at exercise prices ranging from $1.25 to $6.05 remain outstanding. Of the 9,363,542 warrants outstanding, 1,349,998 warrants are unvested.

As discussed in Note 2, EITF 00-19 requires analysis of criteria which must be met in order to classify warrants issues in a Company’s own stock as either equity or liabilites. Evaluation of these criteria as of June 30, 2008 resulted in the determination that certain outstanding warrants should be reclassified from equity to a derivative liability.

Based on this analysis, during the quarter ended June 30, 2008 the Company recorded a partial reclassification of 1,339,394 warrants with an estimated fair value of $1,161,583 as a reclassification from stockholder’s equity to warrant derivative liability, which is included as a component of accrued liabilities. As of June 30, 2008, the total fair value of the warrant derivative liability is $1,329,594. Based on the change in fair value of the warrant derivative liability, the Company recorded a non-cash charge of $168,010 during the quarter ended June 30, 2008.

12. FAIR VALUE MEASUREMENTS

We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. SFAS 157 defines fair value, establishes a framework for measuring fair value and generally accepted accounting principles and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. SFAS 157 does not require any new fair value measurements.

Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the assets or owes the liability. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices in active markets for identical or similar assets and liabilities.

Level 2: Quoted prices for identical or similar assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical or similar assets and liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At June 30, 2008, we had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $1,329,549. The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them.

13. RELATED PARTY TRANSACTIONS

Rent

During the six months ended June 30, 2007 the Company paid approximately $26,000 of the base rent on the corporate offices and The Ault Glazer Group, Inc. ("Ault Glazer") paid the remaining base rent based upon their respective usage of the facilities. Together, Milton “Todd” Ault III, our former Chairman and Chief Executive Officer of the Company, and Louis Glazer, a Class I Director of the Company, and Melanie Glazer, the former Manager of our real estate segment, (together, the “Glazers”) own a controlling interest in the outstanding capital stock of Ault Glazer. As of June 30, 2008 and December 31, 2007, Ault Glazer, Mr. Ault and the Glazers had a significant beneficial ownership interest in the outstanding common and preferred stock of the Company.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements – Unaudited (continued)

Notes Payable

As of June 30, 2008 and December 31, 2007, the Company has notes payable agreements issued to related parties with aggregate outstanding principal balances of $3,630,558 and $3,130,558, respectively (See Note 8).

ASG

During the period from June 29, 2007 to August 13, 2007, Automotive Services Group sold its express car wash and underlying real estate and a parcel of undeveloped land located in Birmingham, Alabama to Charles H. Dellaccio and Darrell Grimsley. Mr. Grimsley was the Chairman of the Board and Chief Executive Officer of Automotive Services Group.

A Plus International, Inc.

During the six months ended June 30, 2008 and 2007, the Company recognized cost of goods sold of $593,000 and $252,000, respectively, in connection with surgical sponges provided by A Plus. Wenchen Lin, a director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

14. COMMITMENTS AND CONTINGENCIES

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

15. SUBSEQUENT EVENTS

Between August 1, 2008 to August 14, 2008, the Company sold, in a private placement exempt from the registration requirements of the Securities Act, 1,860,000 shares of the Company’s common stock at $1.25 price per share and issued five-year warrants to purchase 1,162,500 shares of common stock at an exercise price of $1.40 per share, pursuant to a Securities Purchase Agreement entered into with several accredited investors. The investors paid $2,325,000 in cash.

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

Overview

Patient Safety Technologies, Inc. (referred to in this report as the “Company,”  “we,” “us,” and “our”) was incorporated on March 31, 1987, under the laws of the state of Delaware. Currently we conduct our operations through a single wholly-owned operating subsidiary: SurgiCount Medical, Inc. (“SurgiCount”), a California corporation. Beginning in July 2005 through August 2007, the Company’s wholly-owned subsidiary, Automotive Services Group, Inc., a Delaware corporation, held the Company’s investment in Automotive Services Group, LLC (“ASG”), its wholly-owned express car wash subsidiary. During the period from June 29, 2007 to August 13, 2007, Automotive Services Group sold all the assets held by ASG.

The Company, including SurgiCount, is engaged in the acquisition of controlling interests in companies and research and development of products and services focused primarily in the health care and medical products field, particularly the patient safety markets. SurgiCount is a developer and manufacturer of patient safety products and services. In the past we also focused on the financial services and real estate industries. On October 2005 our Board of Directors authorized us to evaluate alternative strategies for the divesture of our non-healthcare assets. As a result of our prior focus on the financial services and real estate industries, we continue to hold various other unrelated investments. We are in the process of liquidating these few remaining non-patient safety related assets (the “non-core assets”). The non-core assets are recorded on the Company’s balance sheet in “long-term investments” and “assets held for sale, net”.

SurgiCount

SurgiCount, developer of the Safety-Sponge™ System, was acquired to enhance our ability to focus our efforts in the health care and medical products field, particularly the patient safety markets. SurgiCount’s Safety-Sponge System helps reduce the number of retained sponges and towels in patients during surgical procedures and allows for faster and more accurate counting of surgical sponges. The SurgiCount Safety-Sponge System is a patented turn-key array of modified surgical sponges, line-of-sight scanning SurgiCounters, and printPAD printers integrated together to form a comprehensive counting and documentation system. The Safety-Sponge System works much like a grocery store checkout process: Every surgical sponge and towel is affixed with a unique inseparable two-dimensional data matrix bar code and used with a SurgiCounter to scan and record the sponges during the initial and final counts. Because each sponge is identified with a unique code, a SurgiCounter will not allow the same sponge to be counted more than one time. When counts have been completed at the end of a procedure, the system will produce a printed report, or can be modified to work with a hospital's paperless system. By scanning the surgical dressings in at the beginning of a surgical procedure and then scanning them out at the end of the procedure, the sponges can be counted faster and more accurately than traditional methods which require two medical personnel manually counting the used and un-used sponges. The Safety-Sponge System is the only FDA 510k approved computer assisted sponge counting system. SurgiCount is the first acquisition in our plan to become a leader in the patient safety market.

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard is effective for us in the first quarter of fiscal year 2009. We are currently evaluating the impact of FSP APB 14-1.

In April 2008, the FASB issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not expect FSP FAS 142-3 to have a material impact on our financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Policies (“SFAS 162”), which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders receive dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our consolidated financial position, cash flows, and results of operations.

Financial Condition, Liquidity and Capital Resources

Our cash and cash equivalents balance was $447,000 at June 30, 2008, versus $405,000 at December 31, 2007. Total current liabilities were $4,136,000 at June 30, 2008, versus $2,402,000 at December 31, 2007. As of June 30, 2008 we had a working capital deficit of approximately $2,903,000. Since we continue to have recurring losses, we have relied upon private placements of equity and debt securities. Our existing cash and cash equivalents balance, combined with the proceeds received from out August 2008 equity financing, are expected to be sufficient to meet our anticipated funding requirements during 2008.

2008 private placements

During the period May 20, 2008 to August 14, 2008, we sold to accredited investors in our private placements, as reflected below, $5,053,000 in equity securities.

Between May 20, 2008 and June 19, 2008, the Company entered into a securities purchase agreement with several accredited investors (the “Investors”), in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to the Investors an aggregate of 2,102,536 shares of its common stock and warrants to purchase an additional 1,261,521 shares of its common stock.

Between August 4, 2008 and August 14, 2008, the Company entered into a securities purchase agreement with several accredited investors (the “New Investors”), in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to the New Investors an aggregate of 1,860,000 shares of its common stock and warrants to purchase an additional 1,162,500 shares of its common stock.

We intend to use the net proceeds from these private placement transactions primarily for general corporate purposes and repayment of existing liabilities.

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

Promissory notes

In addition to our private placements, we have also received a significant amount of funding from Ault Glazer Capital Partners, LLC (the “Fund”). AG Management is the managing member of the Fund. The managing member of AG Management is The Ault Glazer Group, Inc. (“The AG Group”). The Company’s former Chairman and former Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of The AG Group. At June 30, 2008 the outstanding principal balance of the loan that we entered into with the Fund was $2,531,000.

At June 30, 2008 we also had outstanding promissory notes in the aggregate principal amount of $1,171,000. Between February 28, 2008 and March 20, 2008, Catalysis Offshore, Ltd. and Catalysis Partners, LLC (collectively “Catalysis”), related parties, loaned us an aggregate of $500,000. As consideration for the loans, we issued Catalysis promissory notes in the aggregate principal amount of $500,000 (the “Catalysis Notes”). The Catalysis Notes accrue interest at the rate of 8% per annum and had maturity dates of May 31, 2008. The other outstanding promissory notes were entered into during 2006.

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

As of June 30, 2008, other than our office lease and employment agreements with key executive officers, we had no commitments as liabilities not reflected in our consolidated financial statements.

Cash increased by $41,000 to $447,000 during the six months ended June 30, 2008, compared to an increase of $169,000 during the six months ended June 30, 2007.

Operating activities used $2,483,000 of cash during the six months ended June 30, 2008, compared to $2,177,000 during the six months ended June 30, 2007.

Operating activities for the six months ended June 30, 2008, exclusive of changes in operating assets and liabilities, used $2,440,000 of cash, as the Company's net cash used in operating activities of $2,438,000 included non-cash charges for depreciation and amortization of $325,000 and stock based compensation of $1,009,000. For the six months ended June 30, 2007, operating activities, exclusive of changes in operating assets and liabilities, used $1,954,000 of cash, as the Company's net cash used in operating activities of $2,177,000 included non-cash charges for depreciation and amortization of $237,000, debt discount of $408,000 and stock based compensation of $693,000.

Changes in operating assets and liabilities used cash of $43,000 during the six months ended June 30, 2008, principally due to increases in prepaid expenses and accounts receivable which was partially offset by increases in the level of accounts payable and accrued liabilities. Changes in operating assets and liabilities used cash of $223,000 during the six months ended June 30, 2007, principally due to decreases in the level of accounts payable and an increase in accounts receivable which were partially offset by an increase in accrued liabilities and a decrease in prepaid expenses.

The principal factor in the $38,000 of cash used in investing activities during the six months ended June 30, 2008 was the sale of our undeveloped land in Alabama for $226,000. This was offset by capitalized costs of $264,000, of which $251,000 related to the ongoing development of purchased software related to our Safety-Sponge System. The principal factor in the $1,319,000 of cash used in investing activities during the six months ended June 30, 2007 was due to the sale of the express car wash and underlying real estate in Birmingham, Alabama for $1.5 million. This was partially offset by capitalized costs of $160,000 related to the ongoing development of purchased software related to our Safety-Sponge System.

Cash provided by financing activities during the six months ended June 30, 2008 of $2,562,000 resulted from the net proceeds from the issuance of common stock and warrants of $2,202,000 and short-term debt financings of $500,000. The net proceeds from the issuance of securities was offset by the repayment of a promissory note of $101,000 and the payment of preferred dividends of $38,000. Cash provided by financing activities during the six months ended June 30, 2007 of $1,027,000 resulted primarily from net proceeds from the issuance of common stock and warrants of $3,051,000 offset by the repayment of the Winstar Note in the amount of $450,000 and other notes in the amount of $1,356,000.

Investments

Our financial condition is partially dependent on the success of our existing investments. On March 29, 2006 our Board of Directors directed us to liquidate all of our investments and other assets that do not relate to the patient safety medical products business. Some of our investments are subject to restrictions on resale under federal securities laws and otherwise are illiquid, which will make it difficult to dispose of the securities quickly. Since we will be forced to liquidate some or all of the investments on an accelerated timeline, the proceeds of such liquidation may be significantly less than the value at which we acquired the investments. The following is a discussion of our most significant investments at June 30, 2008.

Our long-term investment, also referred to as our non-core assets, is valued at $667,000. At June 30, 2008, our long-term investment included our investment in Alacra Corporation, our only significant investment security. Our non-core assets also consist of certain real property located in Tennessee. The real property meets the “held for sale” criteria and is classified as such.

Alacra Corporation

At June 30, 2008, we had an investment in Alacra Corporation (“Alacra”), valued at $667,000, which represents 7.9% of our total assets. On April 20, 2000, we purchased $1,000,000 worth of Alacra Series F Convertible Preferred Stock. We have the right, subject to Alacra having the available cash, to have the preferred stock redeemed by Alacra over a period of three years for face value plus accrued dividends beginning on December 31, 2006. Pursuant to this right, in December 2006 we informed management of Alacra that we were exercising our right to put back one-third of our preferred stock. Alacra had a sufficient amount of cash to redeem our preferred stock and in December 2007 completed the initial redemption of one-third of our preferred stock. We received proceeds of $333,000 which accounted for the entire amount of the decrease in value of our Alacra investment. We continue to maintain our right to put back our remaining preferred stock to Alacra and expect an additional redemption of one-third of our preferred stock in December 2008.

Real Estate Investments

At June 30, 2008, we had one real estate investment, valued at $90,000. The real estate investment, consisting of 0.61 acres of undeveloped land in Springfield, Tennessee, is currently being marketed for sale. In March 2008, we completed the sale of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas for net proceeds of $226,000, which resulted in a realized loss of $25,000. In March 2008 we wrote down the value of our one remaining parcel in Springfield, Tennessee to $90,000. We recognized an unrealized loss of $90,000 as a result of this write-down. We anticipate consummating the sale of the undeveloped land in Tennessee during the quarter ended December 31, 2008.

Results of Operations

We account for our operations under accounting principles generally accepted in the United States. The principal measure of our financial performance is captioned “Loss applicable to common shareholders,” which is comprised of the following:

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

Revenues

We recognized revenues of $557,000 and $313,000 during the three months and $1,057,000 and $621,000 during the six months ended June 30, 2008 and 2007, respectively. Revenues during the three and six months ended June 30, 2008 consisted of sales from the Safety-Sponge of $538,000 and $951,000, respectively, and sales from hardware and supplies of $19,000 and $106,000, respectively. Revenues during the three and six months ended June 30, 2007 consisted of sales from the Safety-Sponge of $313,000 and $514,000, respectively, and sales from hardware and supplies of $106,000. Although hardware sales are not considered a recurring item, we expect that once an institution adopts our system, they will be committed to its use and therefore provide a recurring source of revenues for sales of the safety sponge.

We attribute a significant amount of the increase in sales generated by our Safety-Sponge System to increased product awareness and demand. The Safety-Sponge System is currently being evaluated by a large number of medical institutions, the adoption by any one of which would have a material impact on our revenues. We expect that small medical institutions which adopt the Safety-Sponge System will represent approximately $100,000 in annual revenue whereas the larger institutions could represent annual recurring revenues of $600,000 or more. We expect that current demand will begin to accelerate.

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

Cost of Sales

The increase in cost of sales of $318,000 during the six months ended June 30, 2008 as compared to June 30, 2007, reflects an increase in sales of our Safety-SpongeTM System. During the six months ended June 30, 2008, our gross margin percentage slightly decreased as compared to the six months ended June 30, 2007 primarily as a result of discounts provided in connection with hardware sales.

Expenses

Operating expenses were $2,407,000 and $1,535,000 for the three months and $3,938,000 and $2,730,000 for the six months ended June 30, 2008 and 2007, respectively.

The increase in operating expenses of $1,207,000, for the six months ended June 30, 2008 when compared to the six months ended June 30, 2007, was primarily the result of salaries and employee benefits, which increased by $615,000, and professional fees, which increased by $271,000. Our Compensation Committee, currently comprised of two independent directors, determines and recommends to our Board the cash and stock based compensation to be paid to our executive officers and also reviews the amount of salary and bonus for each of our other officers and employees.

For the six months ended June 30, 2008, we recorded $475,000 related to grants of nonqualified stock options, $2,000 related to restricted stock awards and $524,000 related to grants of warrants to our employees and non-employee directors. During the six months ended June 30, 2007, we recorded $277,000 related to grants of nonqualified stock options, $269,000 related to restricted stock awards to our employees and $90,000 related to restricted stock awards to our non-employee directors. The issuance of stock options, restricted stock awards and warrants to our employees and non-employee directors resulted in a increase in stock based compensation expense of $365,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Further, since fees to our non-employee directors are included in general and administrative expenses, excluding the $90,000 in expense related to restricted stock awards to our non-employee directors, stock based compensation accounted for $455,000 of the increase in salaries and benefits. Therefore, excluding stock based compensation, salaries and employee benefits increased by $160,000.

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

At June 30, 2008, three of our executives were covered under employment agreements.; our Chief Executive Officer, Bill Adams, was covered under a three year employment agreement with annual base compensation of $300,000; Our Chief Financial Officer, William B. Horne, was covered under a two year employment agreement with annual base compensation of $250,000 and; our President of Sales and Marketing of SurgiCount Medical, Inc., Richard Bertran, was covered under a three year employment agreement with annual base compensation of $250,000. None of our other executives are currently covered under an employment agreement, therefore, we are under no financial obligation, other than monthly salaries, for our other executive officers. Currently, monthly gross salaries for all of our employees are $174,000. During the six months ended June 30, 2007 we significantly increased our sales and administrative staff thereby increasing the amount of our monthly gross salaries throughout the period to $150,000 at June 30, 2007. We believe, as with all our operating expenses, that our existing cash resources, together with proceeds from investments, anticipated financings and expected revenues from our operations, should be adequate to fund our salary obligations.

Professional fees, a large component of our operating expenses, increased by $271,000 during the six months ended June 30, 2008 compared to the amount reported during the six months ended June 30, 2007. This increase is primarily a result of ongoing litigation relating to the lawsuit filed by Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. (the “new Leve Lawsuit”) against the Company, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). The new Leve Lawsuit attempts to collect a federal default judgment of $5,014,000 entered against only two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against a number of additional entities who are not judgment debtors. Further, the new Leve Lawsuit attempts to enforce the plaintiffs default judgment against entities who were dismissed on the merits from the underlying action in which plaintiffs obtained their default judgment. The cost of defending this litigation increased by $227,000, to $281,000, during the six months ended June 30, 2008.

General and administrative expenses experienced an increase of $308,000 during the six months ended June 30, 2008 over the six months ended June 30, 2007. During the six months ended June 30, 2008, we invested a significant amount of capital in our advertising and marketing activities, which resulted in an increase of $190,000. The only other significant increase in general and administrative expenses is depreciation expense which reflected an increase of $89,000 and is due to the larger amount of fixed assets being depreciated. The remaining increase in general and administrative expenses are comprised of a combination of several types of expenses, none of which are significant individually.

Realized gains (losses) on investments, net

During the six months ended June 30, 2008 we realized a net loss of $25,000 compared to a net gain of $22,000 during the six months ended June 30, 2007. Realized loss during the six months ended June 30, 2008 reflects the sale of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas. Realized gain of $51,000 during the six months ended June 30, 2007 reflects the sale of our operating car wash for a gain of $29,000, which is reported in our consolidated statements of operations in loss from discontinued operations, combined with the sale of certain non-operating assets for a gain of $22,000.

Interest expense

We had interest expense of $175,000 and $608,000 for the six months ended June 30, 2008 and 2007, respectively.

The decrease in interest expense for the six months ended June 30, 2008 when compared to June 30, 2007 is primarily attributable to the non-cash interest charges incurred as a result of the debt discount amortization associated with our short-term debt financings. During the six months ended June 30, 2008 and 2007, we recorded nil and $408,000, respectively, in non-cash interest charges. These charges resulted from the issuance of debt that either had conversion prices on the date of issuance that were below the fair market value of the underlying common stock or required the issuance of warrants to purchase shares of our common stock, which required us to record an expense based on the estimated fair value of the warrant.

Change in fair value of warrant liability

We incurred an expense of $168,000 during the three and six months ended June 30, 2008 related to the change in fair value of a portion of our outstanding warrants. At June 30, 2008, we were required to determine the fair value of 1,339,394 warrants and reflect those warrants as a derivative liability as opposed to equity. The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. If the classification changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. There is no limit on the number of times a contract may be reclassified.

Loss from discontinued car wash segment

During the three and six months ended June 30, 2007, we recorded losses from our discontinued car wash segment of $58,000 and $147,000, respectively. Consistent with our decision to focus our business exclusively on the patient safety medical products field, we completed the divestiture of ASG in August 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between May 20, 2008 and June 19, 2008, the Company entered into a securities purchase agreement with several accredited investors (the “Investors”), in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to the Investors an aggregate of 2,102,536 shares of its common stock and warrants to purchase an additional 1,261,521 shares of its common stock. The warrants are exercisable for a period of five years at an exercise price equal to $1.40 per share. These issuances resulted in aggregate gross proceeds to the Company of $2,202,000 in cash and the extinguishment of $426,170 in existing debt and accrued interest owed to one accredited investor by the Company. We are required to file a registration statement within 180 calendar days from June 19, 2008 (the “Filing Date”) and to use our best efforts to cause the registration statement to become effective within 120 calendar days from the Filing Date or, in the event of a full review by the Securities and Exchange Commission, within 150 calendar days from the Filing Date (collectively the “Effectiveness Date”). We intend to use the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Between August 1, 2008 and August 14, 2008, the Company entered into a securities purchase agreement with several accredited investors (the “Investors”), in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to the Investors an aggregate of 1,860,000 shares of its common stock and warrants to purchase an additional 1,162,500 shares of its common stock. The warrants are exercisable for a period of five years at an exercise price equal to $1.40 per share. These issuances resulted in aggregate gross proceeds to the Company of $2,325,000 in cash. We are required to file a registration statement within 180 calendar days from August 1, 2008 (the “Filing Date”) and to use our best efforts to cause the registration statement to become effective within 120 calendar days from the Filing Date or, in the event of a full review by the Securities and Exchange Commission, within 150 calendar days from the Filing Date (collectively the “Effectiveness Date”). We intend to use the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

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

Between February 28, 2008 and March 20, 2008, the Company entered into secured promissory notes with Catalysis Offshore, Ltd. and Catalysis Partners, LLC (collectively “Catalysis”), in the aggregate principal amount of $500,000 (the “Catalysis Notes”). The Catalysis Notes were due to be repaid on May 31, 2008. The Company is in the process of restructuring the debt that is owed to Catalysis.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

During the quarter ended June 30, 2008, Bill Adams received the title of Chief Executive Officer, in addition to President.

Item 6. Exhibits.

Exhibit Number	Description
10.01
Form of Securities Purchase Agreement entered into May 20, 2008 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2008)

10.02
Form of Registration Rights Agreement entered into May 20, 2008 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2008)

10.03
Form of Warrant Agreement entered into May 20, 2008 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2008)

Exhibit Number	Description
10.04
Form of Securities Purchase Agreement entered into August 1, 2008 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008)

10.05
Form of Registration Rights Agreement entered into August 1, 2008 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008)

10.06
Form of Warrant Agreement entered into August 1, 2008 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008)

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: August 19, 2008	By:	/s/ William Adams
William Adams
Chief Executive Officer

Date: August 19, 2008	By:	/s/ William B. Horne
William B. Horne
Chief Financial Officer and Principal Accounting Officer