Form 10-Q
period 2008-09-30
Patient Safety Technologies, Inc
filed 2008-11-19
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

There were 17,172,872 shares of the registrant's common stock outstanding as of November 14, 2008.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2008

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except par value)

	September 30,	December 31,
	2008	2007
Assets

Current assets:
Cash and cash equivalents	$1,038	$405
Accounts receivable	325	72
Inventories	35	—
Prepaid expenses	309	105
Total current assets	1,707	582

Restricted certificate of deposit	87	87
Notes receivable	154	154
Property and equipment, net	721	663
Assets held for sale, net	90	406
Goodwill	1,832	1,832
Patents, net	3,520	3,764
Long-term investment	667	667
Other assets	29	19
Total assets	$8,807	$8,174

Liabilities and Stockholders' (Deficit) Equity

Current liabilities
Accounts payable	$603	$709
Current portion of long term debt	2,946	1,172
Accrued liabilities	3,303	521
Total current liabilities	6,852	2,402
Long-term debt, less current portion	—	2,531
Deferred tax liabilities	1,403	1,499
Total liabilities	8,255	6,431

Stockholders' equity:
Convertible preferred stock, $1.00 par value, cumulative 7% dividend:
1,000 shares authorized; 11 issued and outstanding
at September 30, 2008 and December 31, 2007
(Liquidation preference of $1.2 million at September 30, 2008 and December 31, 2007	11	11
Common stock, $0.33 par value: 25,000 shares authorized;
16,673 shares issued and outstanding at September 30, 2008; 12,055
shares issued and outstanding at December 31, 2007	5,502	3,978
Additional paid-in capital	35,408	34,320
Accumulated deficit	(40,369)	(36,567)
Total stockholders' (deficit) equity	552	1,743
Total liabilities and stockholders' equity	$8,807	$8,174

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$880	$213	$1,937	$834
Cost of revenue	622	112	1,342	514
Gross profit	258	101	595	320

Operating expenses:
Research and development	87	39	168	91
Sales and marketing	662	418	1,796	1,090
General and administrative	958	764	3,680	2,790
Total operating expenses	1,707	1,221	5,644	3,971

Operating loss	(1,449)	(1,120)	(5,049)	(3,651)

Other income (expenses):
Interest expense	(79)	(810)	(254)	(1,414)
Change in fair value of warrant liability	1,683	—	1,515	—
Realized gain (loss) assets held for sale, net	—	—	(25)	22
Unrealized loss on assets held for sale, net	—	—	(65)	—
Other income	36	—	35	—
Total other income (expense)	1,640	(810)	1,206	(1,392)

Income (loss) from continuing operations before income taxes	191	(1,931)	(3,843)	(5,043)
Income tax provision	33	29	98	88
Income (loss) from continuing operations	224	(1,901)	(3,744)	(4,955)

Loss from discontinued operations	—	(19)	—	(166)
Net income (loss)	224	(1,920)	(3,745)	(5,121)
Preferred dividends	(19)	(19)	(57)	(57)
Net income (loss) applicable to common shareholders	$205	$(1,940)	$(3,802)	$(5,178)

Basic net income (loss) per common share
Continuing operations	$0.01	$(0.18)	$(0.28)	$(0.53)
Discontinued operations	$—	$(0.00)	$—	$(0.02)
Net income (loss)	$0.01	$(0.18)	$(0.28)	$(0.55)

Diluted net income (loss) per common share
Continuing operations	$0.01	$(0.18)	$(0.28)	$(0.53)
Discontinued operations	$0	$0.00	$—	$(0.02)
Net income (loss)	$0.01	$(0.18)	$(0.28)	$(0.55)

Weighted average common shares outstanding:
Basic	15,615	10,626	13,588	9,501
Diluted	29,005	19,788	26,978	18,663

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For The Nine Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(3,745)	$(5,121)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	261	133
Amortization of patents	244	244
Non-cash interest	145	1,045
Non-cash payments	568	—
Realized loss on assets held for sale, net	25	—
Realized loss (gain) on sale of property and equipment	—	(33)
Unrealized loss on assets held for sale, net	65	—
Stock-based compensation to employees and directors	1,229	900
Change in fair value of warrant derivative liability	(1,515)	—
Income tax benefit	(98)	(86)
Changes in operating assets and liabilities:
Accounts receivable	(253)	2
Inventories	(35)	15
Prepaid expenses	30	402
Other current assets	(10)	—
Assets held for sale, net	—	22
Accounts payable	(105)	(453)
Accrued liabilities	151	345
Net cash used in operating activities	(3,043)	(2,585)

Investing activities:
Purchase of property and equipment	(319)	(387)
Proceeds from sale of property and equipment	—	43
Proceeds from sale of assets held for sale, net	226	3,178
Net cash provided by (used in) investing activities	(93)	2,834

Financing activities:
Proceeds from issuance of common stock and warrants	3,877	3,051
Proceeds from notes payable	500	100
Payments and decrease on notes payable	(551)	(3,301)
Payments of preferred dividends	(57)	(19)
Net cash provided by (used in) financing activities	3,769	(169)

Net increase in cash and cash equivalents	633	80
Cash and cash equivalents at beginning of period	405	4
Cash and cash equivalents at end of period	$1,038	$84

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$49	$222
Non cash investing and financing activities:
Issuance of common stock in payment of accrued liabilities	$185	$—
Dividends accrued	$—	$38
Issuance of common stock in connection with contingent payment with Surgicount acquisition	$—	$75
Issuance of common stock in payment of notes payable, accrued and prepaid interest	$859	$580
Issuance of common stock for inventory	$700	$500
Payment of accrued liability with long-term investments	$—	$11
Reclassification of accrued interest to notes payable, less current portion - net	$—	$349
Reclassification of additional paid in capital to warrant derivative liability	$4,350	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Patient Safety Technologies, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

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

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2008, the Company has an accumulated deficit of approximately $40.4 million and a working capital deficit of approximately $5.1 million. For the nine months ended September 30, 2008, the Company incurred a loss of approximately $3.8 million and has used approximately $3.0 million in cash in its operations. Further, the Company has just begun to generate a material amount of revenues from sales of the Company’s patient safety products. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company has relied on liquidating investments and short-term debt financings to fund a large portion of its operations. In order to ensure the continued viability of the Company, additional financing must be obtained and profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital. No assurances can be made that the Company will be successful obtaining a sufficient amount of additional financing to continue to fund its operations or that the Company will achieve profitable operations and positive cash flow from its patient safety products. The consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to provide a fair statement of results for the interim periods presented. The consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Results of the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

Stock-Based Compensation

The Company accounts for stock-based compensation pursuant to SFAS No. 123(R), Share-Based Payment. During the three and nine months ended September 30, 2008, the Company recorded total stock-based compensation expense of $185 thousand and $1.2 million, respectively, related to issuances to the Company’s employees and directors. The total amount of stock-based compensation for the nine months ended September 30, 2008 of $1.2 million included expenses related to restricted stock grants valued at $35 thousand and stock $572 thousand, respectively. During the three and nine months ended September 30, 2007, the Company had stock-based compensation expense, from issuances to the Company’s employees and directors, included in reported net loss of $207 thousand and $843 thousand, respectively. The total amount of stock-based compensation for the nine months ended September 30, 2007, of $843 thousand, included expenses relate to restricted stock grants of $421 thousand and stock options of $422 thousand.

During the three and nine months ended September 30, 2008, the Company had stock-based compensation expense from issuances of warrants to employees, directors and consultants of the Company included in reported net loss of nil and $532 thousand, respectively. During the three and nine months ended September 30, 2007, the Company had stock-based compensation expense from issuances of restricted stock and warrants to consultants of the Company of nil and $57 thousand, respectively.

A summary of stock option activity for the nine months ended September 30, 2008 is presented below (in thousand, except per share data):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2007	1	1,650	$3.49	8.43
Grants	(550)	550	$1.25	9.70
Cancellations	793	(793)	$4.07	7.60

September 30, 2008	244	1,407	$2.28	8.71	$—

Options exercisable at:
December 31, 2007		783	$4.40	7.83	$—
September 30, 2008		962	$2.65	8.49	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on September 30, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. There have not been any options exercised during the nine months ended September 30, 2008 or year ended December 31, 2007.

All options that the Company granted during the nine months ended September 30, 2008 and 2007 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Nine Months ended September 30,
	2008	2007
Weighted average risk free interest rate	3.50%	4.50%
Weighted average life (in years)	5.00	5.00
Volatility	106%	98 - 100%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.93	$1.22

A summary of the changes in the Company’s nonvested options during the nine months ended September 30, 2008 is as follows:

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2007	867	$1.75
Granted	550	$1.40
Vested	(566)	$1.56
Cancelled and forfeited	(407)	$2.23

Nonvested at September 30, 2008	445	$1.12

As of September 30, 2008, total unrecognized compensation costs related to unvested stock options was $283 thousand. Which is expected to be recognized over a weighted average period of 1.37 years.

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

Warrant Derivative Liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Pursuant to EIFT 00-19, an evaluation of specifically identified conditions is made to determine whether warrants issued are required to be classified as either equity or a liability. If the classification required under EITF 00-19 changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. In the event that this evaluation results in a partial reclassification, our policy is to first reclassify warrants with the latest date of issuance. The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. There is no limit on the number of times a contract may be reclassified.

Earnings (Loss) per Common Share

Earnings (loss) per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations. Basic loss per common share excludes dilution and is computed by dividing loss available to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

The following sets forth the number of shares of common stock underlying outstanding options, warrants, convertible preferred stock and convertible debt as of September 30, 2008 and 2007 (in thousands):

	September 30, 2008	September 30, 2007
Warrants	10,680	4,758
Stock options	1,407	1,491
Convertible promissory notes	1,057	2,667
Convertible preferred stock	246	246
	13,390	9,162

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board known as FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS 157 on January 1, 2008 and in connection with its adoption, there was no impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates with the resulting unrealized gains and losses, if any, reported in earnings. The Company adopted SFAS 159 on January 1, 2008 and in connection with its adoption, there was no impact on the Company’s consolidated financial statements.

Staff Accounting Bulletin 110 issued by the SEC was effective for the Company beginning in the first quarter of 2008. SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin 107 regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123(R), Share-Based Payment. The Company will continue to use the simplified method until we have the historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations. This statement requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. The Company will implement SFAS No. 141(R) on January 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company does not expect that the adoption of this standard will have a material impact on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 51. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. The Company will implement SFAS No. 160 on January 1, 2009. As of September 30, 2008, the Company did not have any minority interests. Therefore, the Company does not expect the adoption of this standard to have a material impact on our income statement, financial position or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for the Company in the first quarter of fiscal year 2009. The Company does not expect that the adoption of this standard will have a material impact on our financial position or results of operations.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard is effective for us in the first quarter of fiscal year 2009. We are currently evaluating the impact of FSP APB 14-1.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162. The Hierarchy of Generally Accepted Accounting Policies, which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders received dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our consolidated financial position, cash flows and results of operations.

4. DISCONTINUED OPERATIONS

As part of a strategic plan to dispose of all the Company’s non-patient safety related assets, during the fourth quarter of 2006 the Company began marketing for sale the assets of ASG, located in Alabama. The Company completed the sale of one operating car wash on June 29, 2007 and the remaining two parcels of undeveloped land during the nine months ended September 30, 2007. The assets of ASG met the “held for sale” and “discontinued operations” criteria in accordance with SFAS 144.

The following sets forth the discontinued operations for the nine months ended September 30, 2008 and 2007 related to the held for sale assets of Automotive Services Group (in thousands):

	Nine Months Ended September 30,
	2008	2007
Operating revenues	$—	$309
Operating expenses	—	(262)
Depreciation and amortization	—	(22)
Interest expense	—	(201)
Gain on sale of assets	—	10

Loss from discontinued operations	$—	$(166)

Assets held for sale

Assets held for sale as of September 30, 2008 consist of a parcel of land located in Tennessee and has a book value of $90 thousand. The land is currently in escrow and the Company expects the sale to be completed prior to year-end.

5. PATENTS

Patents, net, as of September 30, 2008 and December 31, 2007 are composed of patents (in thousands):

	September 30, 2008	December 31, 2007
Patents	$4,685	$4,685
Accumulated amortization	(1,165)	(921)
	$3,520	$3,764

6. LONG-TERM INVESTMENTS

Long-term investments at September 30, 2008 and December 31, 2007 are comprised of the Company’s investment in Alacra Corporation (“Alacra”). The investment represents 221 thousand shares of Series F convertible preferred stock of Alacra Corporation, recorded at its cost of $667 thousand, and classified as an available-for-sale investment. The Company has the right, to the extent that Alacra has sufficient available capital, to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends beginning on December 31, 2006. During the year ended December 31, 2007, Alacra redeemed one-third of the Series F convertible preferred stock. Alacra, based in New York, is a global provider of business and financial information.

7. OTHER ASSETS

At September 30, 2008 and December 31, 2007, the Company had other assets of approximately $29 thousand and $19 thousand respectively, consisting primarily of security deposits.

8. NOTES PAYABLE

Notes payable at September 30, 2008 and December 31, 2007 are comprised of the following (in thousands):

Related Party Notes:	September 30, 2008	December 31, 2007
Notes payable to Ault Glazer Capital Partners, LLC (a)	$1,775	$2,531
Notes payable to Herb Langsam (b)	600	600
Note payable to Catalysis Offshore, Ltd (c)	250	—
Note payable to Catalysis Partners, LLC (c)	250	—
Sub-total, Related Party Notes	2,875	3,131
Note payable to Charles Kalina III (d)	—	400
Other notes payable (e)	71	172
Total notes payable	2,946	3,703
Less: current portion	(2,946)	(1,172)
Notes payable - long-term portion	$—	$2,531

Aggregate future required principal payments on these notes during the twelve month period subsequent to September 30, 2008 are $2.9 million.

(a)
Effective June 1, 2007, the entire unpaid principal and interest due under note payable agreements previously entered into with Ault Glazer Capital Partners, LLC (formerly AGB Acquisition Fund) (the “Fund”) a related party, were restructured into a new Convertible Secured Promissory Note (the "AG Partners Convertible Note") in the principal amount of $2.5 million. The Fund is controlled by Milton “Todd” Ault III, a former director of the Company and its former Chairman and Chief Executive Officer and Louis Glazer, a director of the Company, both of whom currently have a significant beneficial ownership interest in the Company’s common and preferred stock. The AG Partners Convertible Note bears interest at the rate of 7% per annum and is due on the earlier of December 31, 2010, or the occurrence of an event of default. In the event that the average closing price of the Company’s common stock is in excess of $5.00 per share for thirty (30) consecutive trading days, the Company will have the right to redeem the promissory note in shares or in cash. In the event of redemption in shares, the principal is convertible into shares of the Company’s common stock at a conversion price of $2.50. The promissory note is secured by all of the Company’s assets. Should the Company raise up to $2 million in a new credit facility, including any replacement credit facilities, the Fund is required to subordinate its security interest in favor of the new credit facility. During the three and nine months ended September 30, 2008, the Company incurred interest expense of $38 thousand and $127 thousand, respectively, on the AG Partners Convertible Note. During the three and nine months ended September 30, 2007, the Company incurred interest expense of $44 thousand and $59 thousand, respectively, on the AG Partners Convertible Note.

In connection with the Ault Glazer Partners, LLC Note agreement, the Company issued 153,150 shares of its common stock in July 2008, with an agreed upon value of $1.50 per share, to pay past due interest owed by the Company from the first and second quarter of 2008 and current interest owed for the third quarter of 2008 totaling approximately $127 thousand, and to prepay future interest related to the outstanding note balance. The prepaid interest balance, which is included in prepaid expenses at September 30, 2008 is approximately $103 thousand.

On September 5, 2008 an amendment was entered into between Ault Glazer Partners LLC and the Company. The Amendment and Early Conversion of Secured Convertible Promissory Note (the “AG Amendment”) replaces the Secured Convertible Promissory Note, effective June 1, 2007 in the principal amount of $2.5 million, described above. The terms of the AG Amendment stipulate the Company will pay the lender $450 thousand in cash and convert the remaining balance of the note to 1.3 million shares of common stock upon satisfactory completion of certain conditions, as specified in the amendment. The lender is currently in possession of several pieces of office equipment that is leased under the Company’s name. One of the stipulations of the amendment is to transfer the leases into the lenders’ name. The equipment is not carried on the Company’s book and does not pay the monthly lease payment. The lender may transfer or sell the Early Conversion Shares according to the following schedule: 400 thousand shares may be sold or transferred within the first 90 days after closing and up to 125 thousand shares may be sold or transferred during each calendar month beginning 90 days after closing. As of September 30, 2008 the Company has paid $450 thousand in cash and issued 300 thousand shares of common stock as partial settlement under the AG Amendment. In November 2008, the Company issued 250 thousand additional shares of its common stock pursuant to the Amendment. The Company expects the remaining 750 thousand shares of common stock to be issued in 2009.

(b)
On May 1, 2006, Herbert Langsam, a Class II Director of the Company, loaned the Company $500 thousand. The loan is documented by a $500 thousand Secured Promissory Note (the “Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Langsam Note accrues interest at the rate of 12% per annum and had a maturity date of November 1, 2006. This note was not repaid by the scheduled maturity and to date has not been extended, therefore the Langsam Note is recorded in current liabilities. Accordingly, the note is currently in default and therefore accruing interest at the rate of 16% per annum. Pursuant to the terms of a Security Agreement dated May 1, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Langsam Note.

On November 13, 2006, Mr. Langsam, loaned the Company an additional $100 thousand. The loan is documented by a $100 thousand Secured Promissory Note (the “Second Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Second Langsam Note accrues interest at the rate of 12% per annum and had a maturity date of May 13, 2007. The Company is in the process of restructuring the debt that is owed to Mr. Herbert Langsam. Mr. Langsam received warrants to purchase 50 thousand shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $17 thousand as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the term of the debt using the effective interest method. During the nine months ended September 30, 2008 and 2007, interest expense of nil and $12 thousand, respectively, was recorded from the debt discount amortization. Pursuant to the terms of a Security Agreement dated November 13, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Second Langsam Note.

During the three and nine months ended September 30, 2008, the Company incurred interest expense, excluding amortization of debt discount, of $24 thousand and $72 thousand, respectively, on the Langsam Notes. During the three and nine months ended September 30, 2007, the Company incurred interest expense, excluding amortization of debt discount, of $18 thousand and $64 thousand, respectively. At September 30, 2008 and December 31, 2007 accrued interest on the Langsam Notes totaled $186 thousand and $138 thousand, respectively.

(c)
Between February 28, 2008 and March 20, 2008, Catalysis Offshore, Ltd. and Catalysis Partners, LLC (collectively “Catalysis”), related parties, each loaned $250 thousand to the Company. As consideration for the loans, the Company issued Catalysis promissory notes in the aggregate principal amount of $500 thousand (the “Catalysis Notes”). The Catalysis Notes accrue interest at the rate of 8% per annum and had maturity dates of May 31, 2008. The managing partner of Catalysis is Francis Capital Management, LLC (“Francis Capital”), an investment management firm. John Francis, a director of the Company and President of Francis Capital, has voting and investment control over the securities held by Catalysis. Francis Capital, including shares directly held by Catalysis, beneficially owns 1.3 million shares of the Company’s common stock and warrants for purchase of 763 thousand shares of the Company’s common stock. During the three and nine months ended September 30, 2008, the Company incurred interest expense of $14 thousand and $27 thousand, respectively, on the Catalysis Notes. At September 30, 2008 accrued interest on the Catalysis Notes totaled $27 thousand.

(d)
On July 12, 2006 the Company, executed a Convertible Promissory Note in the principal amount of $250 thousand in favor of Charles J. Kalina, III, an existing shareholder of the Company. On November 3, 2006 the balance due under the $250 thousand Convertible Promissory Note was added to a new Convertible Promissory Note in the principal amount of $400 thousand (the “Kalina Note”), pursuant to which the Company received proceeds of approximately $150 thousand. The Kalina Note accrued interest at the rate of 12% per annum and was due on January 31, 2008. On May 20, 2008, the principal and accrued interest on the Kalina Note, in the aggregate amount of $426 thousand, was exchanged for equity in the Company. Mr. Kalina received 341 thousand shares of the Company’s common stock and a warrant to purchase 205 thousand shares of the Company’s common stock at $1.40 per share. During the three and nine months ended September 30, 2008, the Company incurred interest expense, excluding amortization of debt discount of $12 thousand and $34 thousand, respectively, on the Kalina Note. At December 31, 2007 accrued interest on the Kalina Note totaled $8 thousand.

(e)
On November 1, 2006 we entered into a Convertible Promissory Note with Michael G. Sedlak in the principal amount of $71 thousand (the “Sedlak Note”). The Sedlak Note, which was not paid by its scheduled maturity date, January 31, 2008, accrues interest at the rate of 12% per annum.

9. ACCRUED LIABILITIES

Accrued liabilities at September 30, 2008 and December 31, 2007 are comprised of the following (in thousands):

	September 30, 2008	December 31, 2007
Accrued interest	$213	$169
Accrued dividends on preferred stock	134	134
Accrued salaries and director fees	123	212
Warrant derivative liability	2,825	—
Other	8	6
	$3,303	$521

10. EQUITY TRANSACTIONS

Between May 20, 2008 and June 19, 2008, the Company sold, in a private placement exempt from the registration requirements of the Securities Act, 2.1 million shares of the Company’s common stock at $1.25 price per share and issued five-year warrants to purchase 1.3 million shares of common stock at an exercise price of $1.40 per share, pursuant to a Securities Purchase Agreement entered into with several accredited investors. The investors paid a total of $1.5 million in cash, $700 thousand in prepaid inventory, and agreed to the extinguishment of debt and accrued interest totaling $426 thousand owed by the Company.

Between August 1, 2008 and August 30, 2008, the Company sold, in a private placement exempt from the registration requirements of the Securities Act, 2.0 million shares of the Company’s common stock at $1.25 price per share and issued five-year warrants to purchase 1.3 million shares of common stock at an exercise price of $1.40 per share, pursuant to a Securities Purchase Agreement entered into with several accredited investors. The investors paid a total of $2.4 million in cash, and agreed to extinguishment of existing accrued liabilities totaling $83 thousand owed by the Company.

11. WARRANTS AND WARRANT DERIVATIVE LIABILITY

During the three and nine months ended September 30, 2008, a total of 1.3 million and 4.6 million warrants, at an average exercise price of $1.39 per share were issued primarily in connection with the various subscription agreements entered into by the Company as well as payment for services and accrued interest. The warrants were valued using the Black-Scholes valuation model assuming expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 3.50%, five years and 103% - 106%, respectively. Warrants granted during the year ended December 31, 2007 were valued using an expected dividend yield, risk-free interest rate, expected life and volatility of 0%, 4.50%, five years and 63% - 101%, respectively. As of September 30, 2008, a total of 10.7 million warrants, at exercise prices ranging from $1.25 to $6.05 remain outstanding. Of the 10.7 million warrants outstanding, 1.2 million warrants are unvested.

As discussed in Note 2, EITF 00-19 requires analysis of criteria which must be met in order to classify warrants issued in a Company’s own stock as either equity or liabilities. Evaluation of these criteria as of September 30, 2008 resulted in the determination that certain outstanding warrants should be classified as derivative liabilities.

Based on this analysis, 5.3 million warrants have been classified as warrant derivative liabilities. As of September 30, 2008, the total fair value of the warrant derivative liabilities is $2.8 million, which is included as a component of accrued liabilities. Based on the change in fair value of the warrant derivative liability, the Company recorded a non-cash gain of $1.7 million and $1.5 million during the three and nine months ended September 30, 2008, respectively.

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

Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are to be considered from the perspective of a market participant that holds the assets or owes the liability. SFAS 157 also establishes a fair value hierarchy which required an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

At September 30, 2008 we had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $2.8 million. The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them.

13. RELATED PARTY TRANSACTIONS

Rent

During the nine months ended September 30, 2007 the Company paid approximately $26 thousand of the base rent on the corporate offices and The Ault Glazer Group, Inc. ("Ault Glazer") paid the remaining base rent based upon their respective usage of the facilities. Together, Milton “Todd” Ault III, our former Chairman and Chief Executive Officer of the Company, and Louis Glazer, a Class I Director of the Company, and Melanie Glazer, the former Manager of our real estate segment, (together, the “Glazers”) own a controlling interest in the outstanding capital stock of Ault Glazer. As of September 30, 2008 and December 31, 2007, Ault Glazer, Mr. Ault and the Glazers had a significant beneficial ownership interest in the outstanding common and preferred stock of the Company.

Notes Payable

As of September 30, 2008 and December 31, 2007, the Company has notes payable agreements issued to related parties with aggregate outstanding principal balances of $2.9 million and $3.1 million, respectively (See Note 8).

ASG

During the period from June 29, 2007 to August 13, 2007, Automotive Services Group sold its express car wash and underlying real estate and a parcel of undeveloped land located in Birmingham, Alabama to Charles H. Dellaccio and Darrell Grimsley. Mr. Grimsley was the Chairman of the Board and Chief Executive Officer of Automotive Services Group.

A Plus International, Inc.

The Company recorded cost of goods sold of $514 thousand and $100 thousand for the three months ended September 30, 2008 and 2007, respectively, in connection with surgical sponges provided by A Plus. During the nine months ended September 30, 2008 and 2007, the Company recorded cost of goods sold of $1.1 million and $352 thousand, respectively, in connection with surgical sponges provided by A Plus. As part of the May 2008 financing, the Company recorded $700 thousand in prepaid expenses to be used against inventory ordered from A Plus. As of September 30, 2008 there was $133 thousand remaining in prepaid expenses. Wenchen Lin, a director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

Health West Marketing Inc.

During the three and nine months ended September 30, 2008, Health West Marketing Incorporated received payments for consulting services, of $60 thousand and $180 thousand, respectively, from A Plus International, Inc. William Adams the Company’s Chief Executive Officer is the Chief Executive Officer and President of Health West Marketing Inc. For the three and nine months ended September 30, 2007, Health West Marketing Incorporated received payments for consulting services of $60 thousand and $180 thousand, respectively. The consulting arrangement between A Plus and Health West has been an ongoing agreement between the respective parties. The Company does not recognize this income or expense on their financial statements.

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

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a new lawsuit (the “new Leve Lawsuit”) against the Company, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). The new Leve Lawsuit attempts to collect a federal default judgment of $5.0 million entered against only two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against a number of additional entities who are not judgment debtors. Further, the new Leve Lawsuit attempts to enforce the plaintiffs default judgment against entities who were dismissed on the merits from the underlying action in which plaintiffs obtained their default judgment. An unfavorable outcome in the lawsuit may have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes the lawsuit is without merit and intends to vigorously defend itself. These consolidated interim financial statements do not include any adjustments for the possible outcome of this uncertainty.

As of September 30, 2008 final arguments were being prepared by the respective parties. No decision has been rendered by the Court.

15. SUBSEQUENT EVENTS

On October 10, 2008, the Company’s former principal accounting officer, tendered his resignation as Chief Financial Officer and Secretary of the Company and as an officer and director of the Company’s subsidiary, SurgiCount Medical, Inc., effective October 13, 2008. The resignation arose from his desire to spend more time with his family and to pursue other career opportunities.

To fill the vacancy created by the resignation, Mary Lay was appointed Interim Chief Financial Officer and principal accounting officer, effective October 13, 2008.

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

The Company is engaged in the acquisition of controlling interests in companies and research and development of products and services focused primarily in the health care and medical products field, particularly the patient safety markets. SurgiCount is a developer and manufacturer of patient safety products and services. In the past we also focused on the financial services and real estate industries. On October 2005 our Board of Directors authorized us to evaluate alternative strategies for the divesture of our non-healthcare assets. As a result of our prior focus on the financial services and real estate industries, we continue to hold various other unrelated investments. We are in the process of liquidating these few remaining non-patient safety related assets (the “non-core assets”). The non-core assets are recorded on the Company’s balance sheet in “long-term investments” and “assets held for sale, net”.

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

Critical accounting policies and estimates

The below discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Our most critical accounting policies relate to revenue recognition, valuation of warrant derivative liability, valuation of our intangible assets and stock based compensation and accounting for income taxes.

Warrant Derivative Liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”). Pursuant to EIFT 00-19, an evaluation of specifically identified conditions is made to determine whether warrants issued are required to be classified as either equity or a liability. If the classification required under EITF 00-19 changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification. In the event that this evaluation results in a partial reclassification, our policy is to first reclassify warrants with the latest date of issuance. The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model. The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings. There is no limit on the number of times a contract may be reclassified.

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

New Accounting Pronouncements

In September 2006, the FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS 157 on January 1, 2008 and in connection with its adoption, there was no impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates with the resulting unrealized gains and losses, if any, reported in earnings. We adopted SFAS 159 on January 1, 2008 and in connection with its adoption, there was no impact on our consolidated financial statements.

Staff Accounting Bulletin 110 issued by the SEC was effective for us beginning in the first quarter of 2008. SAB 110 amends the SEC’s views discussed in Staff Accounting Bulletin 107 regarding the use of the simplified method in developing estimates of the expected lives of share options in accordance with SFAS No. 123(R), Share-Based Payment. We will continue to use the simplified method until we have the historical data necessary to provide reasonable estimates of expected lives in accordance with SAB 107, as amended by SAB 110.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations. This statement requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. We will implement SFAS No. 141(R) on January 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company does not expect an impact on our financial position or results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 51. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. We will implement SFAS No. 160 on January 1, 2009. As of May 20, 2009, we did not have any minority interests. Therefore, we do not expect the adoption of this standard will have a material impact on our income statement, financial position or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for us in the first quarter of fiscal year 2009. The Company does not expect that the adoption of this standard will have a material impact on our financial position or results of operations.

In April 2008, the FASB issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets. FSP FAS 14203 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We do not expect FSP FAS 142-3 will have a material impact on our financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion o the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard is effective for us in the first quarter of fiscal year 2009. We are currently evaluating the impact of FSP APB 14-1.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162. The Hierarchy of Generally Accepted Accounting Policies, which reorganizes the GAAP hierarchy. The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements. The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411. The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders received dividends and those dividends do not need to be returned to the entity if the employee forfeits the award. FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. We are currently evaluating the impact of adopting FSP EITF 03-6-1 on our consolidated financial position, cash flows and results of operations.

Results of Operations

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues. We derive our revenue primarily from the sale of our SurgiCount sponges and the related hardware. Our revenues are generated by our direct sales force and independent distributors. Our products are ordered directly by the hospitals through our distributors and shipped and billed directly. Although hardware sales are not considered a recurring item, we expect that once an institution adopts our system, they will be committed to its use and therefore provide a recurring source of revenues for sales of the safety sponge

Cost of revenues. Cost of revenues consist of direct product costs billed from our contract manufacturer.

Research and development. Research and development expense consists of costs associated with the design, development, testing and enhancement of our products. Research and development costs also include salaries and related employee benefits, research-related overhead expenses and fees paid to external service providers.

Sales and marketing. Our sales and marketing expense consists primarily of salaries and related employee benefits, sales commissions and support cost, professional service fees, travel, education, trade show and marketing costs.

General and administrative. Our general and administrative expense consists primarily of salaries and related employee benefits, professional service fees, legal costs and expenses related to being a public entity.

Total other income (expense). Total other income (expense) includes interest income, interest expense, change in fair value of warrant liability, realized gain (loss) on assets held for sale and unrealized loss on assets held for sale.

Revenues

We recognized revenues of $880 thousand and $213 thousand during the three months ended September 30, 2008 and 2007, respectively. Revenues during the three months ended September 30, 2008 consisted of sales from the Safety-Sponge of $737 thousand and sales from hardware and supplies of $142 thousand. Revenues during the three months ended September 30, 2007 consisted of sales from the Safety-Sponge of $1.6 million and sales from hardware and supplies of $314 thousand. Although hardware sales are not considered a recurring item, we expect that once an institution adopts our system, they will be committed to its use and therefore provide a recurring source of revenues for sales of the safety sponge.

We recognized revenues of $1.9 million and $834 thousand during the nine months ended September 30, 2008 and 2007, respectively. Revenues during the nine months ended September 30, 2008 consisted of sales from the Safety-Sponge of $212 thousand and sales from hardware and supplies of $1 thousand, respectively. Revenues during the nine months ended September 30, 2007 consisted of sales from the Safety-Sponge of $710 thousand and sales from hardware and supplies of $123 thousand.

We attribute a significant amount of the increase in sales generated by our Safety-Sponge System to increased product awareness and demand. The Safety-Sponge System is currently being evaluated by a large number of medical institutions, the adoption by any one of which would have a material impact on our revenues. We expect that small medical institutions which adopt the Safety-Sponge System will represent approximately $100 thousand in annual revenue whereas the larger institutions could represent annual recurring revenues of $600 thousand or more.

On November 14, 2006, SurgiCount entered into a Supply Agreement with Cardinal Health 200, Inc., a Delaware corporation. Pursuant to the agreement, Cardinal shall act as the exclusive distributor of SurgiCount's products in the United States, with the exception that SurgiCount may sell its products to one other hospital supply company, named in the agreement, solely for the sale and distribution to its hospital customers. The term of the agreement is 36 months, unless earlier terminated as set forth therein. Otherwise, the agreement automatically renews for successive 12 month periods. Although we cannot reasonably predict or estimate the financial impact of the agreement with Cardinal we believe it has and will continue to have a material impact on our results of operations due to the coordination of our sales efforts with Cardinal and their significant presence in the major medical institutions.

Cost of revenues

Cost of revenues increased $510 thousand, or 455% to $622 thousand for the three months ended September 30, 2008 from $112 thousand for the same period in 2007. This reflects an increase in sales of our Safety-SpongeTM System.

Cost of revenues increased $828 thousand, or 161% to $1.3 million for the nine months ended September 30, 2008 compared to $514 thousand for the nine months ended September 30, 2007. This reflects an increase in sales of our Safety-SpongeTM System and an inventory write down for obsolete inventory returned from a distributor of $87 thousand.

Gross profit

During the three months ended September 30, 2008, our gross profit increased $157 thousand or 155%, to $258 thousand from $101 thousand for the same period in 2007. Our gross margin percentage was 29% for the three months ended September 30, 2008 compared to 47% for the same period in 2007. The decrease in gross margin percentage was primarily as a result of a write off for obsolete inventory and discounts provided in connection with hardware sales.

Our gross profit increased $275 thousand or 86%, to $595 thousand during the nine months ended September 30, 2008 from $320 thousand for the same period in 2007. Our gross margin percentage was 31% compared to 38% for the same period in 2007. The decrease in gross margin was primarily as a result of a write off for obsolete inventory and discounts provided in connection with hardware sales.

Research and development

Research and development costs were $87 thousand and $39 thousand, for the three months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 we had research and development costs of $168 thousand, compared to $91 thousand for the same period last year. The increase is primarily due to an increase in software development costs associated with our system hardware.

Sales and marketing

We had sales and marketing expenses of $662 thousand and $418 thousand for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, respectively, we had sales and marketing expenses of $1.8 million and $1.1 million. The increase is primarily due to the addition of sales representatives in the field and the associated benefit costs and travel expenses.

General and administrative

General and administrative costs were $959 thousand and $765 thousand for the three months ended September 30, 2008 and 2007, respectively. Our general and administrative costs for the nine months ended September 30, 2008 were $3.7 million compared to $2.8 million for the same period in the prior year. The increase is primarily due to an increase in stock based compensation to employees, increased legal and audit fees as well as an increase in employee benefit costs.

Total other income (expense), net

Total other income increased to income of $1.6 million from an expense of $810 thousand for the three months ended September 30, 2008 and 2007 respectively. This increase was mainly due to a decrease in the fair market value of our warranty derivative liability resulting in a gain of $1.7 million in the three months ended September 30, 2008 and a decrease of interest expense of $731 thousand, as described below.

For the nine months ended September 30, 2008 other income (expense), net increased to income of $1.2 million from an expense of $1.4 million for the nine months ended September 30, 2007. This increase is mainly due to the decrease in the fair market value of our warranty derivative liability resulting in a gain of $1.5 million, a decrease in interest expense and a decrease in debt discount amortization associated with our short term financing as well as a realized loss on assets held for sale of $25 thousand and an unrealized loss on assets held for sale of $65 thousand, net.

Interest expense

We had interest expense of $79 thousand and $810 thousand for the three months ended September 30, 2008 and 2007, respectively. The decrease in interest expense for the three months ended September 30, 2008 when compared to September 30, 2007 is primarily attributable to the non-cash interest charges incurred in the 2007 period as a result of the debt discount amortization associated with our short-term debt financings. During the three months ended September 30, 2008 and 2007, we recorded nil and $392 thousand, respectively, in non-cash interest charges. These charges resulted from the issuance of debt that either had conversion prices on the date of issuance that were below the fair market value of the underlying common stock or required the issuance of warrants to purchase shares of our common stock, which required us to record an expense based on the estimated fair value of the warrants.

We had interest expense of $254 thousand and $1.4 million for the nine months ended September 30, 2008 and 2007, respectively. The decrease in interest expense for the nine months ended September 30, 2008 when compared to September 30, 2007 is primarily attributable to the non-cash interest charges incurred in the 2007 period as a result of the debt discount amortization associated with our short-term debt financings. During the nine months ended September 30, 2008 and 2007, we recorded $127 thousand and $1.0 million, respectively, in non-cash interest charges. These charges resulted from the issuance of debt that either had conversion prices on the date of issuance that were below the fair market value of the underlying common stock or required the issuance of warrants to purchase shares of our common stock, which required us to record an expense based on the estimated fair value of the warrants.

Realized gains (losses) on investments, net

During the nine months ended September 30, 2008 we realized a net loss of $25 thousand compared to a net gain of $22 thousand during the nine months ended September 30, 2007. Realized loss during the nine months ended September 30, 2008 reflects the sale of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas. Realized gain of $51 thousand during the nine months ended September 30, 2007 reflects the sale of our operating car wash for a gain of $29 thousand, which is reported in our consolidated statements of operations in loss from discontinued operations, combined with the sale of certain non-operating assets for a gain of $22 thousand.

Loss from discontinued operations

During the nine months ended September 30, 2007, we recorded a loss from our discontinued car wash segment of $166 thousand. Consistent with our decision to focus our business exclusively on the patient safety medical products field, we completed the divestiture of ASG in August 2007. Thus, we did not incur a loss from the discontinued car wash segment during the three or nine months ended September 30, 2008.

Financial Condition, Liquidity and Capital Resources

Our cash and cash equivalents balance was $1.0 million at September 30, 2008, versus $405 thousand at December 31, 2007. Total current liabilities were $6.9 million at September 30, 2008, versus $2.4 million at December 31, 2007. As of September 30, 2008 we had a working capital deficit of approximately $5.1 million. Since we continue to have recurring losses, we have relied upon private placements of equity and debt securities. Our existing cash and cash equivalents balance, combined with the proceeds received from out August 2008 equity financing, are not expected to be sufficient to meet our anticipated funding requirements during the next twelve months.

In order to ensure the continued viability of the Company, additional financing must be obtained and profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital.

As of September 30, 2008, other than our office lease and employment agreements with key executive officers, we had no commitments other than the liabilities reflected in our consolidated financial statements.

Cash increased by $632 thousand to $1.0 million during the nine months ended September 30, 2008, compared to an increase of $80 thousand during the nine months ended September 30, 2007, primarily as a result of financing activities during 2008 as described below.

Operating activities

Operating activities used $3.0 million of cash during the nine months ended September 30, 2008, compared to $2.6 million during the nine months ended September 30, 2007.

Operating activities for the nine months ended September 30, 2008, exclusive of changes in operating assets and liabilities, used $2.8 million of cash, as the Company's net cash used in operating activities of $3.0 million included non-cash charges for change in fair value of warrant derivative liability of $1.5 million, depreciation and amortization of $508 thousand and stock based compensation of $1.2 million.

For the nine months ended September 30, 2007, operating activities, exclusive of changes in operating assets and liabilities, used $2.9 million of cash, as the Company's net cash used in operating activities of $2.6 million included non-cash charges for depreciation and amortization of $377 thousand, debt discount of $1.0 million and stock based compensation of $900 thousand.

Changes in operating assets and liabilities provided cash of $224 thousand during the nine months ended September 30, 2008, principally due to increases in accrued liabilities associated with the warrant derivative liability partially offset by increases in prepaid expenses and a decrease in accounts payable.

Changes in operating assets and liabilities used cash of $333 thousand during the nine months ended September 30, 2007, principally due to decreases in the level of accounts payable which were partially offset by an increase in accrued liabilities and a decrease in prepaid expenses.

Investing activities

The principal factor in the $93 thousand of cash used in investing activities during the nine months ended September 30, 2008 was capitalized costs of $264 thousand, of which $251 thousand related to the ongoing development of purchased software related to our Safety-Sponge System. This was offset by the sale of our undeveloped land in Alabama for $226 thousand.

The principal factor in the $1.3 million of cash provided by investing activities during the nine months ended September 30, 2007 was due to the sale of the express car wash and underlying real estate in Birmingham, Alabama for $1.5 million. This was partially offset by capitalized costs of $160 thousand related to the ongoing development of purchased software related to our Safety-Sponge System.

Financing activities

Cash provided by financing activities during the nine months ended September 30, 2008 of $3.8 million resulted from the net proceeds from the issuance of common stock and warrants of $3.9 million and short-term debt financings of $500 thousand. The net proceeds from the issuance of securities was offset by the repayment of a promissory note of $551 thousand and the payment of preferred dividends of $57 thousand.

Cash used by financing activities during the nine months ended September 30, 2007 of $169 thousand resulted primarily from repayment of promissory notes in the amount of $3.3 million offset by net proceeds from the issuance of common stock and warrants of $3.1 million.

2008 Private Placements

During the period May 20, 2008 to August 29, 2008, we sold to accredited investors in our private placements, as reflected below, $5.1 million in equity securities.

Between May 20, 2008 and June 19, 2008, the Company entered into a securities purchase agreement with several accredited investors, in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to these investors an aggregate of 2.1 million shares of its common stock and warrants to purchase an additional 1.3 million shares of its common stock.

Between August 1, 2008 and August 29, 2008, the Company entered into a securities purchase agreement with several accredited investors, in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to these investors an aggregate of 2.0 million shares of its common stock and warrants to purchase an additional 1.3 million shares of its common stock.

2007 Private Placements

During 2007 we sold to accredited investors in our private placements, as reflected below, $5.3 million in equity securities.

Between January 29, 2007 and June 8, 2007, we entered into various subscription agreements with accredited investors in private placements exempt from the registration requirements of the Securities Act. We issued and sold to these accredited investors an aggregate of 3.0 million shares of our common stock and warrants to purchase an additional 1.4 million shares of our common stock.

On October 17, 2007, we entered into a securities purchase agreement with Francis Capital Management, LLC, an accredited investor, in a private placement exempt from the registration requirements of the Securities Act. We issued and sold to Francis Capital an aggregate of 1.3 million shares of our common stock and warrants to purchase an additional 763 thousand shares of our common stock.

Promissory Notes

In addition to our private placements, we have also received a significant amount of funding from Ault Glazer Capital Partners, LLC (the “Fund”). AG Management is the managing member of the Fund. The managing member of AG Management is The Ault Glazer Group, Inc. (“The AG Group”). The Company’s former Chairman and former Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of The AG Group. At September 30, 2008 the outstanding principal balance of the loan that we entered into with the Fund was $1.8 million.

At September 30, 2008 we had additional outstanding promissory notes in the aggregate principal amount of $1.2 million. Between February 28, 2008 and March 20, 2008, Catalysis Offshore, Ltd. and Catalysis Partners, LLC (collectively “Catalysis”), which are parties related to one another, loaned us an aggregate of $500 thousand. As consideration for the loans, we issued Catalysis promissory notes in the aggregate principal amount of $500 thousand (the “Catalysis Notes”). The Catalysis Notes accrue interest at the rate of 8% per annum and has maturity dates of October 31, 2008. The other outstanding promissory notes were entered into during 2006.

Investments

Our investments are illiquid, which will make it difficult to dispose of the securities quickly. Since we may be forced to liquidate some or all of the investments on an accelerated timeline, the proceeds of such liquidation may be significantly less than the value at which we acquired the investments. The following is a discussion of our most significant investments at September 30, 2008.

Alacra Corporation

At September 30, 2008, we had an investment in Alacra Corporation, valued at $667 thousand, which represents 7.7% of our total assets. On April 20, 2000, we purchased $1.0 million worth of Alacra Series F Convertible Preferred Stock. We have the right, subject to Alacra having the available cash, to have the preferred stock redeemed by Alacra over a period of three years for face value plus accrued dividends beginning on December 31, 2006. Pursuant to this right, in December 2006 we informed management of Alacra that we were exercising our right to put back one-third of our preferred stock. Alacra had a sufficient amount of cash to redeem our preferred stock and in December 2007 completed the initial redemption of one-third of our preferred stock. We received proceeds of $333 thousand which accounted for the entire amount of the decrease in value of our Alacra investment. We continue to maintain our right to put back our remaining preferred stock to Alacra and expect an additional redemption of one-third of our preferred stock in December 2008.

Real Estate Investments

At September 30, 2008, we had one real estate investment, valued at $90 thousand. The real estate investment, consisting of 0.61 acres of undeveloped land in Springfield, Tennessee, is currently being marketed for sale. In March 2008, we completed the sale of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas for net proceeds of $226 thousand, which resulted in a realized loss of $25 thousand. In March 2008 we wrote down the value of our one remaining parcel in Springfield, Tennessee to $90 thousand. We recognized an unrealized loss of $90 thousand as a result of this write-down. We anticipate consummating the sale of the undeveloped land in Tennessee during the quarter ended December 31, 2008.

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

Item 4T. Controls and Procedures.

Limitations on the Effectiveness of Controls

We seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.  As set forth below, our Chief Executive Officer and our Interim Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Evaluation of Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level discussed above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Between August 1, 2008 and August 29, 2008, the Company entered into a securities purchase agreement with several accredited investors (the “Investors”), in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to the Investors an aggregate of 2.0 million shares of its common stock and warrants to purchase an additional 1.3 million shares of its common stock. The warrants are exercisable for a period of five years at an exercise price equal to $1.40 per share. These issuances resulted in aggregate gross proceeds to the Company of $2.3 million in cash and the extinguishment of $83 thousand in accrued liabilities. We are required to file a registration statement within 180 calendar days from August 4, 2008 (the “Filing Date”) and to use our best efforts to cause the registration statement to become effective within 120 calendar days from the Filing Date or, in the event of a full review by the Securities and Exchange Commission, within 150 calendar days from the Filing Date (collectively the “Effectiveness Date”). We intend to use the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities.

On May 1, 2006, the Company entered into a secured promissory note with Herbert Langsam, a Class II Director of the Company, in the principal amount of $500 thousand. This note was due to be repaid on November 1, 2006. The Company is in the process of attempting to restructuring the debt that is owed to Mr. Herbert Langsam.

On November 13, 2006, the Company entered into a secured promissory note with Mr. Langsam in the principal amount of $100 thousand. This note was due to be repaid on May 13, 2007. The Company is in the process of attempting to restructuring the debt that is owed to Mr. Herbert Langsam.

On November 1, 2006 the Company entered into a convertible promissory note with Michael G. Sedlak in the principal amount of $71 thousand. This note was due to be repaid on January 31, 2008. The Company intends to pay this note in full prior to year-end.

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: November 14, 2008	By:	/s/ William Adams
William Adams
Chief Executive Officer

Date: November 14, 2008	By:	/s/ Mary A. Lay
Mary A. Lay
Interim Chief Financial Officer and Principal Accounting Officer