Form 10-K/A
period 2007-12-30
Patient Safety Technologies, Inc
filed 2009-01-16
CIK 812301

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

As of April 11, 2008, 12,079,602 shares of the issuer's Common Stock were outstanding. The aggregate market value of the voting stock held by non-affiliates on April 11, 2008 was approximately $9,303,000 based on the average of the bid and asked prices of the issuer's common stock in the over-the-counter market on such date as reported by the OTC Bulletin Board.

EXPLANATORY NOTE

Patient Safety Technologies, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed on April 15, 2008 (the “Original Filing”).

The purpose of this Amendment is to correct a typographical error in Exhibit 31, Certifications of the Chief Executive Officer and Chief Financial Officer where a portion of the original certification was inadvertently omitted. The current Chief Executive Officer and Interim Chief Financial Officer, who are signing on behalf of the Company, took their respective positions with the Company on January 5, 2009 and October 13, 2008, respectively. They have reviewed the auditors report and the internal auditors report for the Company's fiscal year ended December 31, 2007 as part of the process to provide the certifications. This Amendment amends and restates in their entirety only the cover page and Exhibit 31.1 and 31.2. This Amendment does not affect any other parts of Form 10-K or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.

Except as expressly stated herein, this Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendments to those filings.