Form 10-K/A
period 2007-12-31
Patient Safety Technologies, Inc
filed 2009-03-13
CIK 812301

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

EXPLANATORY NOTE

Patient Safety Technologies, Inc. (the “Company”) is filing this Amendment No. 3 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed on April 15, 2008 (the “Original Filing”).

The purpose of this Amendment is to correct the omission of the signature page. The current Chief Executive Officer and Interim Chief Financial Officer, who are signing of behalf of the Company, took their respective positions with the Company on January 5, 2009 and October 13, 2008, respectively. They have reviewed the auditors report and the internal auditors report for the Company’s fiscal year ended December 31, 2007 as part of the process to provide the certifications. This Amendment amends and restates in their entirety only the cover page and Exhibit 31.1 and 31.2.  This Amendment does not affect any other parts of Form 10-K or exhibits to the Original Filing, and those unaffected parts or exhibits are not included in this Amendment.

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: March 13, 2009	By:	/s/ Mary A. Lay
Name: Mary A. Lay
Title: Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven H. Kane	Chairman of the Board	March 13, 2009
Steven H. Kane

/s/ David I. Bruce	Director	March 13, 2009
David I. Bruce

/s/ John Francis	Director	March 13, 2009
John Francis

/s/ Louis Glazer, M.D., Ph.G	Director	March 13, 2009
Louis Glazer, M.D., Ph.G

/s/ Herbert Langsam	Director	March 13, 2009
Herbert Langsam

/s/ Wayne Lin	Director	March 13, 2009
Wayne Lin