Form 10-K
period 2008-12-31
Patient Safety Technologies, Inc
filed 2009-04-16
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________ TO ________

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act. Yes  ☐    No   ☒ .

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) based on the last reported sale price of the common stock as reported on the OTC.BB on June 30, 2008 was approximately $18.5 million.

The number of outstanding shares of the registrant’s common stock, par value $0.33 per share, as of March 31, 2009 was 17,197,872.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2008

Forward-looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934.  These statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate and the beliefs and assumptions of our management.  We use words such as “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “goal”, “intend”, “may”, “plan”, “project”, “see”, “should”, “target”, “will”, “would” and variations of such words and similar expressions to identify forward-looking statements.  In addition, statements that refer to projections of earnings, revenue, costs or other financial items; anticipated growth and trends in our business or key markets; future growth and revenue from our products; future economic conditions and performance; anticipated performance of products or services; plans, objectives and strategies for future operations; and other characterizations of future events or circumstances, are forward-looking statements.  Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict, including those identified under the heading “Risk Factors” in Item 1A, elsewhere in this report and our other filings with the SEC.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1.  BUSINESS

Company Overview

Organizational History

Patient Safety Technologies, Inc. (referred to in this report as the “Company,”   “we,” “us,” and “our”) (formerly known as Franklin Capital Corporation) is a Delaware corporation.  Currently we conduct out operations through a single wholly-owned operating subsidiary: SurgiCount Medical, Inc. (“SurgiCount”), a California corporation.

The Company was incorporated on March 31, 1987, under the laws of the state of Delaware. Beginning in July 1987 until March 31, 2005 we operated as an investment company registered pursuant to the Investment Company Act of 1940, as amended (the “1940 Act”).   From July 2005 through August 2007, the Company’s wholly-owned subsidiary, Automotive Services Group, Inc., a Delaware corporation, held the Company’s investment in Automotive Services Group, LLC (“ASG”), its wholly-owned express car wash subsidiary.  During 2007, all assets of Automotive Services Group, Inc. were sold.

SurgiCount Medical, Inc., developer of the Safety-Sponge™ System, was acquired in 2005 to focus our efforts in the medical patient safety markets.

SurgiCount

SurgiCount’s Safety-Sponge System is designed to reduce the number of retained sponges and towels unintentionally left in patients during surgical procedures by allowing faster and more accurate counting of surgical sponges. The SurgiCount Safety-SpongeSystem is a patented turn-keyline of modified surgical sponges, SurgiCounter™ scanners, and software file and database elements integrated to form a comprehensive counting and documentation system.  Our business model consists of selling our unique surgical sponge products and selling or renting the scanners and software to hospitals.  We use an exclusive supplier to manufacture our sponge products and we sell through a direct sales force for initial hospital conversions and through distributor organizations for the ongoing supply of sponge products to customers.

The Safety-Sponge System works much like a grocery store checkout process: Every surgical sponge and towel is affixed with a unique inseparable two-dimensional data matrix bar code and used with a SurgiCounter scanner to scan and record the sponges at the initial and final counts during a surgical procedure. Because each sponge is identified with a unique code, a SurgiCounter will not allow the same sponge to be counted more than one time. When counts have been completed at the end of a procedure, the system stores a documented electronic record of all sponges used and removed and can output  recordsto a hospitalelectronic records system. The Safety-Sponge System is the first FDA 510k approved computer assisted sponge counting system.

Healthcare Patient Safety Industry

We believe that the healthcare delivery system is highly receptive to cost-effective medical solutions which can quickly lower costs, reduce liability and eliminate preventable errors. Increased litigation and a renewed focus on patient safety by regulators is spurring demand for medical device solutions.

The medical community recognizes the importance of improving patient safety, not only to enhance the quality of care, but also to help manage medical costs and related litigation costs. We believe that healthcare professionals will embrace solutions like the SurgiCount system that both reduce costs and eliminate medical errors.

We are dedicated to leading this effort through the development and introduction of the patented Safety-Sponge™ System, which we believe will allow us to capture a significant portion of United States surgical sponge sales. In addition, we believe that our Safety-Sponge™ System could save over $750 million annually in retained sponge litigation and other costs. The estimated size of the surgical sponge market and actual savings derived from utilizing the Safety-Sponge™ System from retained sponge litigation is based on management’s estimates and assumptions made by management.

Customers and Distribution

We currently target our sales to hospitals in the US that perform surgery in multiple operating rooms, OB/GYN departments and other surgical locations.  Our sales process typically involves multiple stakeholders in a hospital institution.  Representatives from OR management, risk management, surgeons, medical and nursing officers, and financial management evaluate the economics and effectiveness of our system.  We typically will also conduct a product validation event in which a subset of hospital clinicians are trained and use the system on a suitable number of cases to understand the functionality and integration requirements to adopt use of the SurgiCount system hospitalwide.  Assuming a positive outcome of the validation event, the entire hospital OR staff must then be trained to use the system prior to the hospitalwide adoption.  We currently estimate that the validation process within prospect institutions range between two to six months before a final decision is made to implement our Safety-SpongeSystem.

On November 14, 2006, SurgiCount entered into a Supply Agreement withCardinal Health, Inc. ("Cardinal"). Pursuant to the agreement, Cardinal became the exclusive distributor of SurgiCount's products in the United States, with the exception that SurgiCount may sell its products to one other specified hospital supply company, solely for its sale/distribution to its hospital customers. Under the agreement, SurgiCount agrees to maintaina specified fill rate on all orders for products. The term of the agreement is 36 months, unless earlier terminated as set forth therein. Otherwise, theagreement automatically renews for successive 12 month periods.

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

Product Development

SurgiCount received confirmation from the U.S. Food and Drug Administration (“FDA”) that the modification to surgical sponges required by the Safety-Spongeline  did not warrant a new product listing.  In March 2006, the Company received 510(k) clearance to market and sell its patented Safety-Sponge™ System.  The Safety-SpongeSystem is the first computer-assisted sponge counting system cleared by the FDA.

We use third party developers to create, document and test our proprietary software that operates in the SurgiCounter scanners and interfaces with our custom Citadel™ desktop application.  The scanner software controls the individual procedure with easy-to-learn and easy-to-use touchscreen or bar code driven menu items.  The Citadel database software typically resides on a PC environment and consolidates individual case data from the scanner software in a central database for departmental statistics, documented outcomes records and output to patient electronic records systems.

We also seek qualified input from professionals in the healthcare profession as well as University hospitals to guide us in the definition, development and testing our products.  We meet on an as needed basis to discuss medical, technology and development issues.  Through direct contracts and sponsorship of studies, recommendations from these professionals have improved various aspects of the Safety-SpongeSystem.  Examples where recommendations were utilized include: the ideal location for labels, label coarseness and thickness, improved operating room procedures, label structure and scanner functionality.

In 2005 we entered into a clinical trial agreement with Brigham and Women's Hospital, the teaching affiliate of Harvard Medical School, relating to SurgiCount's Safety-Sponge TM System.  Under terms of the agreement, Brigham and Women's Hospital collected data on how the Safety-Sponge System saves time, reduces costs and increases patient safety in the operating room. The clinical study also was intended to provide clear guidance and instruction to hospitals on techniques to easily integrate the Safety-SpongeSystem into operating room protocols.  Brigham and Women's Hospital received a non-exclusive license to use the Safety-SpongeSystem, while we will own all technical innovations and other intellectual properties derived from the study.  We provided a research grant to Brigham and Women’s Hospital over the course of the clinical trial in the aggregate amount of $431 thousand.  The final amount due under the terms of the clinical trial agreement, of $68 thousand, was paid in February 2008.

Researchers at Brigham and Women’s Hospital have found that using bar-code technology to augment the counting of surgical sponges during an operative procedure increases the detection rate of miscounted and/or misplaced sponges.  Previous studies have shown that counts are falsely reported as correct in the majority of cases of retained sponges and instruments, resulting in the surgical team believing that all the sponges are accounted for.  In this study, researchers compared the traditional counting protocol with or without augmentation by the bar-code technology in 300 general surgery operations. The researchers found that our technology can substantially reduce the incidence of retained surgical sponges at a lower cost than the legal/medical costs of retained events.

Manufacturing

SurgiCount entered into an agreement on August 17, 2005 for A Plus International, Inc., a major supplier of surgical sponge products to be the exclusive manufacturer and provider of the Safety-Sponge™ products, which includes bar coded gauze sponges, bar coded laparotomy sponges, bar coded O.R. towels and bar coded specialty sponges.  Services to be provided by A Plus include manufacturing, packaging, sterilization, logistics and all related quality and regulatory compliance.During the term of the agreement, A Plus agreed not to manufacture, distribute or otherwise supply any bar coded sponges for any third party.  While we believe the manufacturing capacity of A Plus will be sufficient to meet our expected demand, in the event A Plus cannot meet our requirements the agreement allows us to retain additional providers of the Safety-Sponge™ products.

On January 29, 2007, we entered into an Exclusive License and Supply Agreement (the “Supply Agreement”) with A Plus.  Pursuant to the Supply Agreement, A Plus was granted the exclusive, world-wide license to manufacture and import SurgiCount's products, including the right to sublicense to the extent necessary to carry out the grant.  The pricing schedule shall remain at its current price for the first three (3) years of the Supply Agreement; thereafter, the pricing schedule shall be based upon the Cotlook Index and the RMB exchange rate.  The term of Supply Agreement is eight years.

In conjunction with entering into the Supply Agreement on January 29, 2007, the Company entered into a subscription agreement with A Plus, pursuant to which the Company sold to A Plus 800 thousand shares of its common stock and warrants to purchase an additional 300 thousand shares of its common stock. The Company received gross proceeds of $500 thousand in cash and a $500 thousand deposit against future shipments. The deposit was fully utilized at December 31, 2007. The warrants have a term of five (5) years and an exercise price equal to $2.00 per share.

Research and Development

Research and development activities are important to our business. We use contract firms with suitable expertise for much of the research and development activities related to improving our existing products or expanding our intellectual property to similar products. We incurred costs of $271 thousand and $133 thousand, respectively during the fiscal years ended December 31, 2008 and 2007 relating to the development of new products, the improvement of existing products, technical support of products and compliance with governmental regulations.

Patents and Trademarks

Our patents and trademarks are protected by registration in the United States and other countries where our products are marketed.

We currently own patents issued in the United States and Europe related to the Safety-SpongeSystem. This is covered by patent #5,931,824 registered with the United States Patent and Trademark Office and patent #1 032 911 B1 registered with the European Patent Office, which permits the holder to label or identify a dressing with a unique identifier. Patent #5,931,824 and #1 032 911 B1 will expire in August of 2019 and March of 2017, respectively. U.S Patent #5,931,824 recently underwent a reexamination proceeding in the U.S. Patent Office.  During 2007, the U. S. Patent Office granted a reexamination certificate affirming the validity of the reexamined patent with certain amendments to the claims.

Competition

There are two known companies that compete with SurgiCount's Safety-Sponge System:  RF Surgical and ClearCount Medical, providing products using radio frequency identification (“RF”) technology to identify surgical sponges with RF chips embedded.

Regulation of the Medical Products and Healthcare Industry

The FDA administers the Food, Drug and Cosmetics Act (the “FDC Act”). Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process (“510(k)”) or the more lengthy premarket approval (“PMA”) process before they can be sold in the United States.  Class I and II devices also have subsets of “exempt devices” which are exempt from the PMA approval requirement subject to certain limitations. 21 CFR 878.4450 (”Gauze/Sponge, Internal, X-Ray Detectable”) is the defined device group of the Safety-Sponge line of products. This defined device group is specifically denoted as “exempt” from the premarket notification process. SurgiCount submitted specific information on its Safety-Sponge product directly to the CDRH and received confirmation of the 501(k) exempt status of this line of products.

FDA’s quality system regulations also require companies to adhere to certain good manufacturing practices requirements, which include testing, quality control, storage, and documentation procedures. Compliance with applicable regulatory requirements is monitored through periodic site inspections by the FDA. In addition, we are required to comply with FDA requirements for labeling and promotion. The Federal Trade Commission also regulates medical device advertising for appropriate claims of effectiveness.

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

Investments

Our investment portfolio, also known as our non-core assets, as of December 31, 2008 and 2007, is valued at $667 thousand and is composed of our investment in Alacra Corporation.

Alacra Corporation

At December 31, 2008 and 2007, we had an investment in Alacra Corporation (“Alacra”), valued at $667 thousand, which represents 8.4% and 8.2% of our total assets at December 31, 2008 and 2007, respectively. On April 20, 2000, we purchased $1.0 million worth of Alacra Series F Convertible Preferred Stock. We have the right, subject to Alacra having the available cash, to have the preferred stock redeemed by Alacra over a period of three years for face value plus accrued dividends beginning on December 31, 2006. Pursuant to this right, in December 2006 we informed management of Alacra that we were exercising our right to put back one-third of our preferred stock. Alacra completed the initial redemption of one-third of our preferred stock in December 2007.  We received proceeds of $333 thousand from this redemption, which accounted for the entire amount of the decrease in value of our Alacra investment in December 2007. We continue to exercise our right to put back our remaining preferred stock to Alacra.  In December 2008Alacra informed the Company that their Board of Directors had authorized the preferred stock redemption for the second one-third of our preferred stock and that they expected the redemption to occur in the second or third quarter of 2009.  As there is no readily determinable fair value of the Alacra Series F Convertible  Preferred Stock, we account for this investment under the cost method.

Real Estate Investments

In  2008, we disposed of all investments in real estate by completing the sale of the undeveloped land in Springfield, Tennessee for net proceeds of $91 thousand, which resulted in a realized loss of $91 thousand.  In March 2008, we completed the sale of the undeveloped land in Heber Springs for net proceeds of $226 thousand.

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

Risks relating to our business and structure

We have just begun to generate sales from our safety-sponge system and the revenues have just now begun to represent a significant source of revenue for our Company.

During the years ended December 31, 2008 and 2007 sales from our Safety-Sponge System amounted to $2.8 million and $1.1 million, respectively.  Our future success is dependent on our ability to develop our patient-safety related assets into a successful business, which depends upon wide-spread acceptance of and commercializing our Safety-Sponge System. None of these factors is demonstrated by our historic performance to date and there is no assurance we will be able to accomplish them in order to sustain our operations. As a result, you should not rely on our historical results of operations as an indication of the future performance of our business.

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

We have experienced turnover in our chief executive officer position and if we continue with frequent executive turnover we may have difficulty implementing our business strategy.

In January 2007, Milton “Todd” Ault, III resigned as our Chief Executive Officer and Chairman, and our Board of Directors appointed William B. Horne as Chief Executive Officer. In April 2008, our Board of Directors appointed William Adams, as our President and Chief Executive Officer.  In January 2009, Mr. Adams resigned, and our Board of Directors appointed David I. Bruce as our President and Chief Executive Officer  If we are not able to attain stability of our Chief Executive Officer position we may have difficulty implementing our business strategy.

Auditors’ opinion includes going concern explanatory paragraph.

The report of our independent registered public accounting firm dated April 15, 2009 for the years ended December 31, 2008 and 2007 includes a going concern explanatory paragraph which states that our significant operating losses and working capital deficit cause substantial doubt about the Company’s ability to continue as a going concern.

Risks related to our medical products and healthcare-related business

We rely on a third party manufacturer and supplier to manufacture our safety-sponge system, the loss of which may interrupt our operations.

On January 29, 2007, SurgiCount entered into an agreement for A Plus International Inc. to be the exclusive manufacturer and provider of SurgiCount's Safety-Sponge products and granted A Plus the exclusive, world-wide license to manufacture and import SurgiCount's products including the right to sublicense to the extent necessary to carry out the grant. While our relationship with A Plus International Inc. is currently on good terms, we cannot assure you that we will be able to maintain our relationship with A Plus International Inc. or secure additional suppliers and manufacturers on favorable terms as needed. Although we believe the raw materials used in the manufacture of the Safety-Sponge System are readily available and can be purchased and/or produced by multiple vendors, the loss of our agreement with A Plus International Inc., deterioration of our relationship with A Plus International Inc., changes in the specifications of components used in our products, or our failure to establish good relationships with major new suppliers or manufacturers as needed, could have a material adverse effect on our business, financial condition and results of operations.

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

Our products and operations are subject to extensive regulation by numerous governmental authorities, including, but not limited to, the FDA and state and foreign governmental authorities. In particular, we must obtain specific clearance or approval from the FDA before we can market new products or certain modified products in the United States. The FDA administers the Food, Drug and Cosmetics Act (the "FDC ACT"). Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process ("510(K)") or the more lengthy premarket approval ("PMA") process before they can be sold in the United States. The Safety-Sponge System has received 501(k) clearance to from the FDA. To obtain 510(k) marketing clearance, a company must show that a new product is "substantially equivalent" in terms of safety and effectiveness to a product already legally marketed. The process of obtaining such clearances or approvals can be time-consuming and expensive, and there can be no assurance that all clearances or approvals sought by us will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of our products. FDA's quality system regulations also require companies to adhere to certain good manufacturing practices requirements, which include testing, quality control, storage, and documentation procedures. Compliance with applicable regulatory requirements is monitored through periodic site inspections by the FDA. In addition, we are required to comply with FDA requirements for labeling and promotion. The Federal Trade Commission also regulates most device advertising.

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

Risks related to our investments

We have investments in non-marketable investment securities which may subject us to significant impairment charges.

We have investments in illiquid equity securities acquired directly from issuers in private transactions. At December 31, 2008, 8.4% of our consolidated assets were comprised of investment securities, which are illiquid investments.  Investments in illiquid, or non-marketable, securities are inherently risky and difficult to value.  In the event the value of the securities we hold are deemed impaired this could have a material impact on our financial condition.  We review our investment in non-marketable securities on an annual basis for indicators of impairment, however, for non-marketable equity securities, the impairment analysis required significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment.  Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed.  We account for our investments in non-marketable investment securities on a cost basis.  . Since a significant amount of our assets are comprised of non-marketable investment securities, any future impairment charges from the write down in value of these securities will most likely have a material adverse affect on our financial condition.

Risks related to our common stock

Our common stock is subject to price volatility.

The market price of our common stock has been, and is likely to continue to be, highly volatile.  Our stock price could be subject to wide fluctuations in response to various factors beyond our control, including:

•	actual or anticipated quarterly variations in operating results;

•	announcements of technological innovations, new products or pricing by our competitors;

•	the rate of adoption by hospitals of SurgiCount Medical technology in targeted markets;

•	the timing and extent of technological advancements, patent and regulatory approvals;

•	the impact of acquisitions, strategic alliances, and other significant corporate events;

•	anything other than unqualified reports by our outside auditors;

•	the sales of our common stock by affiliates or other shareholders with large holdings; and

•	general economic and market conditions, including the recent instability in the financial markets and global economy.

Our future operating results may fall below the expectations of securities industry analysts or investors.  Any such shortfall could result in a significant decline in the market price of our common stock.  In addition, the stock market has at times experienced significant price and volume fluctuations that have affected the market prices of the stock of many medical device companies that often have been unrelated to the operating performance of such companies.  These broad market fluctuations may directly influence the market price of our common stock.

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

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor, a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

•	In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

We depend upon our SurgiCount Medical product line, which is in its early stages of market acceptance.

Our future is dependent upon the success of the SurgiCount Medical product line and similar products that are based on the same core technology.  The market for these products is in a relatively early stage of development, less than 1% penetrated, and may never fully develop as we expect.  The long-term commercial success of the SurgiCount Medical product line requires widespread acceptance of our products as safe, efficient and cost-effective.  Widespread acceptance would represent a significant change in medical practice patterns.

The capital markets are currently experiencing a period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole.  These conditions could persist for a prolonged period of time or worsen in the future.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions.  The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity.  In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions.

To service or retire our debt when and as due, we will require a significant amount of cash.  Our ability to generate cash depends on many factors beyond our control.

Our ability to service our debt and to fund our operations and planned capital expenditures will depend on our operating performance.  This, in part, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.  If our cash flow from operations is insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, obtain additional equity capital or indebtedness or refinance or restructure our debt.  These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.  In the absence of such operating results and resources, we could face substantial cash flow problems and might be required to sell material assets or operations to meet our debt service and other obligations.  We cannot assure you as to the timing of such sales or the proceeds that we could realize from such sales or if additional debt or equity financing would be available on acceptable terms, if at all.

Our quarterly operating results frequently vary due to factors outside our control.

We have experienced and expect to continue to experience fluctuations in quarterly operating results due to a number of factors.  We cannot control many of these factors, which include the following:

•	the timing and number of new competing product introductions;

•	the market acceptance of, and changes in demand for our products;

•	the impact of any changes in generally accepted accounting principles;

•	the loss of, or ordering delays by any of our strategic partners;

•	product returns or bad debt write-offs;

•	changes in pricing policies by our competitors;

•	The timing of customer orders and shipments;

• Accordingly, you should not rely on period-to-period comparisons of our financial results as indications of future results.

Our future financial results could be adversely impacted by asset impairments or other charges.

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” requires that we test goodwill and other intangible assets determined to have indefinite lives for impairment on an annual, or on an interim basis if certain events occur or circumstances change that would reduce the fair value of a reporting unit below its carrying value or if the fair value of intangible assets with indefinite lives falls below their carrying value.  In addition, under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable.  A significant decrease in the fair value of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition or an expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated life are among several of the factors that could result in an impairment charge.

We evaluate intangible assets determined to have indefinite lives for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sales or disposition of a significant portion of the business, or other factors such as a decline in our market value below our book value for an extended period of time.

We evaluate the estimated lives of all intangible assets on an annual basis, to determine if events and circumstances continue to support an indefinite useful life or the remaining useful life, as applicable, or if a revision in the remaining period of amortization is required.  The amount of any such annual or interim impairment charge could be significant, and could have a material adverse effect on reported financial results for the period in which the charge is taken.

We may need additional capital, which may be unavailable.

The commercialization of our current product line, acquisition of complimentary technologies and the development and commercialization of any additional products may require greater expenditures than expected in our current business plan.  Our capital requirements will depend on numerous factors, including:

•	our rate of sales growth—fast growth may actually increase our need for additional capital to hire additional staff, purchase additional inventory, and finance the increase in accounts receivable;

•
the level of resources that we devote to the development, manufacture and marketing of our products—any decision we make to improve, expand, acquire complimentary technologies or simply change our process, products or technology may require increased funds;

•
facilities requirements—as we grow we need additional manufacturing, warehousing and administration facilities and the costs of the facilities will be borne before substantially increased revenue from growth would occur;

•	market acceptance and demand for our products—although growth may increase our capital needs, the lack of growth and continued losses would also increase our need for capital; and

•
customer financing strategies—our attempt to accelerate the purchasing processes by offering internal financing programs and by providing purchasers with extended payment terms would consume additional capital.

We may be unable to predict accurately the timing and amount of our capital requirements.  We may be required to raise additional funds through public or private financing, bank loans, collaborative relationships or other arrangements earlier than expected.  As a result, additional funding may not be available at attractive terms, or at all.  If we cannot obtain additional capital when needed, we may be forced to agree to unattractive financing terms, to change our method of operation or to curtail our operations.

Technological change is difficult to predict and new product transitions are difficult to manage.

Our product line has required, and any future products will require, substantial development efforts and compliance with governmental clearance or approval requirements.  We may encounter unforeseen technological or scientific problems that force abandonment or substantial change in the development of a specific product or process.  In addition, as we introduce new products and product enhancements, we may not be able to effectively segregate or transition from existing products which could negatively impact revenue, gross margin and overall profitability.

We depend on management and other key personnel.

We are dependent on a limited number of key management, sales and technical personnel.  The loss of one or more of our key employees may hurt our business if we are unable to identify other individuals to provide us with similar services.  We do not maintain “key person” insurance on any of our employees.  We face intense competition in our recruiting activities and may not be able to attract or retain qualified personnel.  We have historically used stock options or shares of restricted stock as key components of our total employee compensation program.  In recent periods, many of our employee stock options have had exercise prices in excess of our stock price, which reduces their value to employees and could affect our ability to retain and attract present and prospective employees.  In addition, the implementation of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), has required us to record a charge to earnings for employee stock option grants and other equity incentives which has changed our compensation strategy.  Our ability to retain our existing personnel and attract additional highly qualified personnel may impact our future success.

We must maintain and develop strategic relationships with third parties to increase market penetration of our product lines.

We distribute our products through distributors and through our direct sales force.  We may enter into similar agreements with other companies and establish technology partnerships with other medical product, distribution and technology companies.  Successfully managing the interaction of our direct sales force and strategic distribution partners is a complex process.  Widespread acceptance of our SurgiCountMedcialproducts may be dependent on our establishing and maintaining these strategic relationships with third parties and on the successful distribution efforts of third parties.  Many aspects of our relationships with third parties, and the success with which third parties promote distribution of our products, are beyond our control.  We may be unsuccessful in maintaining our existing strategic relationships and in identifying and entering into future development and distribution agreements with third parties.

If market conditions cause us to reduce the selling price of our products, our margins and operating results will decrease.

The selling price of our product are subject to market conditions.  Market conditions that could impact these aspects of our operations include:

•	changes in the reimbursement policies of government and third-party payers;

•	hospital budgetary constraints;

•	the introduction of competing products;

•	price reductions by our competitors;

•	tightening of credit for hospitals desiring to finance their purchase of our equipment;

•	development of more effective products by our competitors; and

•	lengthening of buying or selling cycles.

If such conditions force us to sell our products and systems at lower prices, or if we are unable to effectively develop and market competitive products, our market share, margins and operating results will likely decrease.

We are subject to stock exchange and government regulation.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and SEC and stock exchange regulations have increased financial reporting and disclosure requirements, corporate governance and internal control requirements, and have significantly increased the administrative costs of documenting and auditing internal processes, gathering data, and reporting information.  The need to commit substantial resources and management attention in these areas impacts our ability to deploy those same resources to other areas of our business.  If the regulations substantially increase or we are unable to comply with the requirements, it could significantly impact our market valuation.

We may not have adequate intellectual property protection.

Our patents and proprietary technology may not be sufficient to protect our intellectual property rights.  In addition, if our actions to enforce our patents are found to be a violation of laws related to unlawful tying or restraint of trade, we may be required to pay damages to third parties, which could be costly and could harm our business.  The validity and breadth of claims in medical technology patents involve complex legal and factual questions.  There can be no assurance that pending patent applications will result in issued patents, that future patent applications will be issued, that patents issued to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage.  Our patents may be found to be invalid and other companies may claim rights in or ownership of the patents and other proprietary rights held or licensed by us.  Also, our existing patents may not cover products that we develop in the future.  Moreover, when our patents expire, the inventions will enter the public domain.

We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect trade secrets and other proprietary technology.  There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge.

We face competition from other companies and technologies.

We compete with other companies that are developing and marketing.  Many of these companies or their distributors may have more established and larger marketing and sales organizations, significantly greater financial and technical resources and a larger installed base of customers than we do.

The introduction by others of products embodying new technologies and the emergence of new industry standards may render our products obsolete and unmarketable.  In addition, other technologies or products may be developed that have an entirely different approach or means of accomplishing the intended purposes of our products.  Accordingly, the life cycles of our products are difficult to estimate.  To compete successfully, we must develop and introduce new products that keep pace with technological advancements, respond to evolving consumer requirements and achieve market acceptance.  We may be unable to develop new products that address our competition.

We may not be able to manage growth successfully.

If successful, we will experience a period of growth that could place a significant strain upon our managerial, financial and operational resources.  Our infrastructure, procedures, controls and information systems may not be adequate to support our operations and to achieve the rapid execution necessary to successfully market our products.  Our future operating results will also depend on our ability to continually upgrade our information systems, expand our direct sales force and our internal sales, marketing and support staff.  If we are unable to manage future expansion effectively, our business, results of operations and financial condition will suffer, our senior management will be less effective, and our revenues and product development results may decrease.

Our limited order backlog makes it difficult to predict sales and plan manufacturing requirements, which can lead to lower revenues, higher expenses and reduced margins.

Our customers typically order products on a purchase order basis, in limited circumstances, customer orders may be cancelled, changed or delayed on short notice.  Lack of significant order backlog makes it difficult for us to forecast future sales with certainty.  Varying sales cycles with our customers make it difficult to accurately forecast component and product requirements.  These factors expose us to a number of risks:

•	If we overestimate our requirements we may be obligated to purchase more components or third-party products than is required;

•
If we underestimate our requirements, our third-party manufacturers and suppliers may have an inadequate product inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues;

•	We may also experience shortages of product components from time to time, which also could delay the manufacturing of our products; and

•	Over or under production can lead to higher expense, lower than anticipated revenues, and reduced margins.

We depend on third parties for development and manufacturing services.

Our strategy for development and commercialization of our products depends upon entering into various arrangements with third parties and upon the subsequent success of these parties in performing their obligations.  We may not be able to negotiate acceptable arrangements in the future, and our existing arrangements may not be successful.  We rely on third parties to manufacture our SurgiCount Medical scanners and we currently have our products manufactured by a limited number of manufacturers.  Therefore, we are dependent on these manufacturers.  If we experience a termination, modification or disruption of any of our manufacturing arrangements, we may be unable to deliver products to our customers on a timely basis, which may lead to customer dissatisfaction and damage to our reputation.

We have a history of losses and may experience continued losses.

We have experienced losses every year because we have expended more money in the course of developing our products and establishing and maintaining our sales, marketing and administrative organizations than we have generated in revenues.  We expect that our operating expenses will continue at current levels and eventually increase in the foreseeable future as we increase our sales and marketing activities, expand our operations and continue to develop our technology. It is possible that we will not be able to achieve the revenue levels required to achieve and sustain profitability.

We may not continue to receive necessary FDA or other regulatory clearances or approvals.

Our products and activities are subject to ongoing regulation by the Food and Drug Administration and other governmental authorities.  Delays in receipt of, or failure to obtain or maintain, regulatory clearances and approvals, or any failure to comply with regulatory requirements, could delay or prevent our ability to market or distribute our product line.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any cash dividends on our common stock in the foreseeable future.

Item 1B. Unresolved Staff Comments.

The Company currently has one unresolved comment from their December 31, 2007 form 10-K regarding revenue recognition for sales of the SurgiCount Medical scanner and related software.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 43460 Ridge Park Drive, Suite 140, Temecula, CA 92590.  We are responsible for paying approximately $10 thousand per month for the lease expense associated with our headquarters. Our office space is currently approximately 4 thousand square feet.

Item 3. Legal Proceedings.

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit in the Superior Court of the State of California for the county of Los Angeles, Central District against us and five other defendants affiliated with Winstar Communications, Inc. The plaintiffs are attempting to collect a default judgment of $5.0 million entered against Winstar Global Media, Inc. (“WGM”) by a federal court in New York, by attempting to enforce the judgment against us and the other defendants, none of whom are judgment debtors. Further, the plaintiffs are attempting to enforce their default judgment against us when their initial lawsuit in federal court against us was dismissed on the merits. The Court granted plaintiffs leave to amend the current Complaint after twice granting our motions to dismiss.   Plaintiffs made some changes to their Complaint and dropped two other defendants. On April 18, 2007, we filed our Answer setting forth our numerous defenses.  On January 29, 2009 the Superior Court of California issued a preliminary ruling in the Company’s favor.

Item 4. Submission of Matters to a Vote of Security Holders.

None for the year ended December 31, 2008

Executive Officers of the Registrant

The following is a list of the executive officers of the Company (information provided as of March 31, 2009):

Name	Age	Position	Served as an Officer Since
David I. Bruce	49	President and Chief Executive Officer	2009
Mary A. Lay	52	Interim Chief Financial Officer, Principal Accounting Officer and Secretary	2008
Brian E. Stewart	37	Vice President Business Development	2009

Executive Officers

David I. Bruce, age 49, joined the company in January 2009 as President and Chief Executive Officer.  Prior to joining the Company Mr. Bruce was the Chief Executive Officer of EP MedSystems, Inc. a developer of electrophysiology devices, which was recently acquired by St. Jude Medical.  Mr. Bruce’s experience also includes nine years of increasing responsibility at Acuson Corporation and the Ultrasound Division of Siemens, including as General Manager of the intracardiac echo (ICE) catheter.  He also served as Vice President, Marketing for EVL, a laser vision correction company. Mr. Bruce received an MBA from the Wharton School and BS in Mechanical Engineering from the University of California, Berkeley.

Mary A. Lay, age 52, Interim Chief Financial Officer and Principal Accounting Officer, Secretary.  Prior to joining the Company, from 2005 to 2008, Ms. Lay served as the Chief Financial Officer of Meret Optical Communications, Inc. a privately held manufacturer of RF Subsystems; from 2002 to 2004 as Vice President of Finance and Acting Chief Financial Officer of Sorrento

Networks Corporation a mid-market manufacturer of intelligent optical networking solutions listed on the NASDAQ Global Market; from 1999 to 2002 as Chief Financial Officer for a dot.com development stage company and a golf publication and manufacturing company.  Ms. Lay earned a MBA from the University of Phoenix and a BA of Business with emphasis in Financial Accounting from National University.  She received her CPA certification in Maryland.

Brian E. Stewart, age 37, Co-Founder, Vice President Business Development.  Prior to returning to SurgiCount, Mr. Stewart worked in the investment banking division of Credit Suisse and CIBC World Markets.  In addition to his investment banking and entrepreneurial experience, Mr. Stewart’s previous experience includes Strome Investment Management, a hedge fund in Santa Monica, CA.  Mr. Stewart received his MBA from The Anderson School at UCLA and his BA in Economics from UCLA where he graduated Phi Beta Kappa and Summa Cum Laude.

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

	Market Price
Year Ended December 31, 2008	High	Low
Fourth Quarter	$0.96	$0.33
Third Quarter	1.25	0.50
Second Quarter	1.49	0.95
First Quarter	1.50	0.85

	Market Price
Year Ended December 31, 2008	High	Low
Fourth Quarter	$1.75	$0.90
Third Quarter	1.52	0.85
Second Quarter	1.85	1.36
First Quarter	2.50	1.01

Our common stock is subject to Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended, which impose certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1.0 million or an annual income exceeding $200 thousand individually or $300 thousand together with their spouses). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale.

Dividends

The Company paid $77 thousand and $38 thousand in dividends to preferred stockholders during 2008 and 2007, respectively, and has not paid any dividends to common stockholders. Dividends to preferred stockholders are cumulative and paid at the rate of 7% a year. We currently have no intention of paying dividends on our common stock.

Stockholders

As of March 31, 2009, there were approximately 613 holders of record of the Company’s common stock. The Company has 25.0 million shares of common stock authorized, of which 17.2 million were issued and outstanding at March 31, 2009. The Company has 1.0 million shares of convertible preferred stock authorized, of which 11 thousand were issued and outstanding at March 31, 2009.

Equity Compensation Plans

The information pertaining to our  equity compensation plans under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2008 is incorporated herein by reference to the Company’s Definitive proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2009 Annual Meeting under the captions, “Equity Compensation Plan Information.

Recent Sales of Unregistered Securities

Between January 1, 2007 and April 6, 2007, the Company issued 79 thousand shares of Common Stock to various employees, directors, consultants and creditors.  The Common Stock was issued for services and payment of accrued interest.  The Common Stock was valued at approximately $127 thousand.  These shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On January 29, 2007, the Company entered into a subscription agreement and sold an aggregate of 800 thousand shares of its Common Stock and warrants to purchase an aggregate of up to 300 thousand shares of its Common Stock in a private placement transaction to A Plus, an accredited investor.  The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share.  The Company received gross proceeds of $500 thousand in cash and a $500 thousand deposit against future shipments. The deposit was fully utilized at December 31, 2007. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On January 29, 2007, the Company entered into a subscription agreement with several unaffiliated accredited investors in a private placement exempt from the registration requirements of the Securities Act.  The Company issued and sold to these accredited investors an aggregate of 104 thousand shares of its common stock and warrants to purchase an additional 52 thousand shares of its common stock.  The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share.  These issuances resulted in aggregate gross proceeds to the Company of $130 thousand.   These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On January 30, 2007, the Company issued 8 thousand warrants to purchase shares of common stock at $2.00 per share to the Company’s Placement Agent. The warrants vested immediately and have a five-year life. The warrants were valued at approximately $8 thousand and were expensed at the time of issuance.  These securities will be issued pursuant to Section 4(2) of the Securities Act of 1933.  These warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

Between March 7, 2007 and April 5, 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act.  The Company issued and sold to these accredited investors an aggregate of 2.0 million shares of its common stock and warrants to purchase an additional 1.0 million shares of its common stock.  The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share.  These issuances resulted in aggregate gross proceeds to the Company of $2.5 million.  We were required to file a registration statement within 120 days after April 5, 2007 (the “Closing Date”).  The registration statement was not filed until November 16, 2007 and we therefore issued, as liquidated damages, to the purchasers of the 2.0 million shares of our Common Stock and the warrants to purchase 1.0 million shares of our Common Stock, warrants with a term of five years and an exercise price of $2.00 per share to purchase 200 thousand shares of our Common Stock.  We recognized $193 thousand in expense as a result of these liquidated damaged.  We used the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On April 5, 2007, the Company issued 90 thousand warrants to purchase shares of common stock at $2.00 per share to the Company’s Placement Agent. The warrants vested immediately and have a five-year life. The warrants were valued at approximately $81 thousand and were expensed at the time of issuance.  These securities will be issued pursuant to Section 4(2) of the Securities Act of 1933.  These warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On April 26, 2007, upon the occurrence of default of Maroon Creek Capital, LP’s (“Maroon”), a California limited partnership, $81 thousand promissory note, the Company issued 10 thousand warrants to purchase shares of common stock at $2.00 per share to Maroon. The warrants vested immediately and have a five-year life. The warrants were valued at $9 thousand and were expensed at the time of issuance.  These warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

Between May 9, 2007 and June 28, 2007, the Company issued 220 thousand shares of Common Stock to various employees, directors, consultants and creditors.  The Common Stock was issued for services and payment of accrued interest.  The Common Stock was valued at approximately $392 thousand.  These shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On June 7, 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act.  The Company issued and sold to these accredited investors an aggregate of 48 thousand shares of its common stock and warrants to purchase an additional 24 thousand shares of its common stock.  The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share.  These issuances resulted in aggregate gross proceeds to the Company of $60 thousand.  We used the net proceeds from this private placement transaction primarily for general corporate purposes.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Pursuant to the February 2005 Agreement and Plan of Merger and Reorganization (the “Merger”) between the Company and SurgiCount, in the event that prior to the fifth anniversary of the closing of the Merger the cumulative gross revenues of SurgiCount exceed $500 thousand, the Company is obligated to issue an additional 50 thousand shares of the Company’s common stock to certain SurgiCount founders. Should the cumulative gross revenues exceed $1.0 million during the five-year period, the additional shares would be increased by 50 thousand, for a total of 100 thousand additional shares.  During the year ended December 31, 2007, cumulative gross revenues of SurgiCount exceeded $1.0 million and as such the Company issued 100 thousand shares to the SurgiCount founders.  The Company recorded $145 thousand of goodwill as a result of these issuances.

On June 28, 2007, the Company issued 337 thousand shares of its common stock to Ault Glazer Capital Partners, LLC.  The shares were issued in satisfaction of the unpaid principal and accrued interest of $422 thousand owed to Ault Glazer Capital Partners pursuant to a Revolving Line of Credit Agreement entered into on March 7, 2006.  The amount due under the Revolving Line of Credit, which was in default, was converted into shares of the Company’s common stock at a conversion price of $1.25 per share.

On July 23, 2007, the Company issued 25 thousand warrants to purchase shares of common stock at $1.75 per share to a consultant. The warrants vested immediately and have a five-year life. The warrants were valued at $27 thousand and were expensed at the time of issuance.  These warrants were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

Between August 1, 2007 and October 12, 2007, the Company issued 102 thousand shares of Common Stock to an employee, director, and creditors of the Company.  The Common Stock was issued for services and payment of accrued interest.  The Common Stock was valued at approximately $133 thousand.  These shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On October 17, 2007, the Company entered into a securities purchase agreement with Francis Capital Management, LLC (“Francis Capital”), an accredited investor, in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to Francis Capital an aggregate of 1.3 million shares of its common stock and warrants to purchase an additional 763 thousand shares of its common stock. Additionally, pursuant to the terms of the securities purchase agreement with Francis Capital, the Company issued warrants to purchase 400 thousand shares of its common stock to two consultants that provided services in connection with the financing. The services provided included investor relations and an evaluation of and oversight responsibilities over completion of the transaction The warrants are exercisable for a period of five years at an exercise price equal to $1.40 per share. These issuances resulted in aggregate gross proceeds to the Company of $1.5 million in cash and the extinguishment of $90 thousand in existing debt owed to Francis Capital by the Company. We were required to file a registration statement and to use our best efforts to cause the registration statement to become effective within 120 calendar day from November 16, 2007 (the “Filing Date”) or, in the event of a full review by the Securities and Exchange Commission, within 150 calendar days from the Filing Date (collectively the “Effectiveness Date”). The registration statement was declared effective on December 21, 2008. We intend to use the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act. No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

On December 31, 2007, the Company issued 32 thousand shares of Common Stock to a creditor of the Company.  The Common Stock was issued for payment of accrued interest.  The Common Stock was valued at approximately $45 thousand.  These shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On May 27, 2008 the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act.  The Company issued and sold to these accredited investors an aggregate of 2.1 million shares of its common stock and warrants to purchase an additional 1.3 million shares of its common stock.  The warrants are exercisable for a period of five years, have an exercise price equal to $1.40.  These issuances resulted in aggregate gross proceeds to the Company of $2.2 million and the extinguishment of $426 thousand in existing debt.  We used the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Between April 2008 and June 2008, the Company issued 1.7 million warrants to officers, directors and consultants of the Company.  The warrants were issued in place of prior issuances of stock options with exercise prices well above market price that were cancelled.  The exercise prices of the warrants were $1.25 and $1.75 and vested over four years.  During this same time period, 263 thousand warrants were issued to directors and consultants with an exercise price of $1.25 and $1.75 that vested upon grant.  These shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On July 31, 2008, the Company issued 153 thousand shares of its common stock to Ault Glazer Capital Partners, LLC.  The shares were issued in satisfaction of unpaid accrued interest of $103 thousand due on the senior secured promissory note held by Ault Glazer Capital Partners and prepaid interest of $127 thousand.  The accrued interest paid, which was in default, was converted into shares of the Company’s common stock at a conversion price of $1.50 per share.  These shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On August 1, 2008 the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act.  The Company issued and sold to these accredited investors an aggregate of 2.0 million shares of its common stock and warrants to purchase an additional 1.2 million shares of its common stock.  The warrants are exercisable for a period of five years, have an exercise price equal to $1.40.  These issuances resulted in aggregate gross proceeds to the Company of $2.5 million.  We used the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Between September 12, 2008 and November 6, 2008 the Company issued 800 thousand shares of common stock to Ault Glazer Capital Partners, LLC.  The shares were issued in partial satisfaction of the senior secured promissory note held by Ault Glazer Capital Partners.  The principal amount paid, for book purposes only, was converted into shares of the Company’s common stock at a conversion price equal to the closing price of our common stock on date of issuance.  The contract conversion price is approximately $1.60 per share.  These shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On December 29, 2008, we issued 25 thousand shares of common stock to Herbert Langsam, currently a director of the Company.  The shares were issued, in return for a maturity date extension, on two loans held by Mr. Langsam.  Prior to December 29, 2008 the loans had been in default.  These shares were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.

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

Overview

Patient Safety Technologies, Inc. is a Delaware corporation.  The Company’s operations are conducted through its wholly-owned operating subsidiary, SurgiCount Medical, Inc., a California corporation.

The Company’s primary focus is development, manufacturing and distribution of products and services focused primarily in the health care and medical products field, particularly the patient safety markets.  SurgiCount’s Safety-Sponge System is designed to reduce the number of retained sponges and towels unintentionally left in patients during surgical procedures by allowing faster and more accurate counting of surgical sponges. The SurgiCount Safety-Sponge System is a patented turn-key line of modified surgical sponges, SurgiCounter™ scanners, and software file and database elements integrated to form a comprehensive counting and documentation system.  Our business model consists of selling our unique surgical sponge products and selling or renting the scanners and software to hospitals. We use an exclusive supplier to manufacture our sponge products and we sell through a direct sales force for initial hospital conversions and through distributor organizations for the ongoing supply of sponge products to customers.

The Safety-Sponge System works much like a grocery store checkout process: Every surgical sponge and towel is affixed with a unique inseparable two-dimensional data matrix bar code and used with a SurgiCounter™ to scan and record the sponges during the initial and final counts during a surgical procedures. Because each sponge is identified with a unique code, a SurgiCounter™ will not allow the same sponge to be counted more than one time. When counts have been completed at the end of a procedure, the system stores a documented electronic record of all sponges used and removed and can output records to a hospital electronic records system. The Safety-Sponge System is the first FDA 510k approved computer assisted sponge counting system.

Our management considers several variables associated withtheongoing operations of our business, including market demand, product life cycle, manufacturing, inventory levels, head count and expenses related to research and development.  We are currently focused on increasing our market penetration, the size and effectiveness of our sales force, marketing activities, research and development efforts, inventory management and our corporate infrastructure.

Results of Operations

Operating Segments

Patient Safety Technologies, Inc. currently conducts business solely through its wholly owned subsidiary, SurgiCount Medical, Inc.  During the 2007 period ending August 13, 2007, the company operated a subsidiary called Automotive Services Group, Inc., which was previously reported as a separate operating segment pursuant to Statement of Financial Accounting Standards No. 131.  Based on the sale of all assets of this subsidiary in 2007, we now report as one operating segment.  The results of the former Automotive Services Group segment are reported as “discontinued operations” within the Consolidated Statements of Operations.

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues.  We derive our revenue primarily from the sale of our SurgiCount sponges and the related hardware.  Our revenues are generated by our direct sales force and independent distributors.  Our products are typically ordered directly by the hospitals through our distributors who ship and bill directly. We expect that once an institution adopts our system, they will be committed to its use and therefore provide a recurring source of revenues for sales of the safety sponge.

•
Surgical Sponge Revenues:  Revenues related to the sale of sponges are recognized in accordance with SAB 104.  Generally revenues from the sale of sponges are recognized upon shipment, as most sponge sales are sold FOB shipping point.  In the event that terms of the sale are FOB customer, revenue is recognized at the time delivery to the customer has been completed.

•
Hardware, Software and Maintenance Agreement Revenues: For the hardware and software elements, revenues are recognized on delivery, considered to be at the time of shipment where terms are FOB shipping point, and upon receipt by the customer when terms of the sale are FOB destination.  As the software included in the scanner is not incidental to the product being sold, the sale of the software falls within the scope of SOP 97-2.  The scanner is considered to be a software-related element, as defined in SOP 97-2, since the software is essential to the functionality of the scanner, and the maintenance agreement, which provides for product support including unspecified product upgrades and enhancements developed by the Company during the period covered by the agreement is considered to be post-contract customer support (“PCS”) as defined in SOP 97-2.  These items are considered to be separate deliverables within a multiple-element arrangement, and accordingly, the total price of this arrangement is allocated to each respective deliverable, and recognized as revenue as each element is delivered. Delivery with respect to the initial one-year maintenance agreement is considered to occur on a monthly basis over the term of the one year period, and revenues related to this element are recognized on a pro-rata basis during this period.

Cost of revenues.Cost of revenues consist of direct product costs billed from our contract manufacturers.

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

Income tax (benefit) provision.  The income tax (benefit) expense for 2008 and 2007 consisted primarily of incomes taxes and the tax effect of changes in deferred tax liabilities associated with goodwill.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Revenues.  Revenues increased $1.7 million, or 155%, to $2.8 million for fiscal year ended December 31, 2008 from $1.1 million for the fiscal year ended December 31, 2007.  Revenues for the twelve months ended December 31, 2008 consisted of sales from the Safety-Sponge of $2.4 million and sales from hardware and related supplies of $357 thousand, respectively.  Revenues for the twelve months ended December 31, 2007 consisted of sales from the Safety-Sponge of $873 thousand and sales from hardware and related supplies of $216 thousand, respectively.  Although hardware sales are not considered a recurring item, we expect that once an institution adopts our system, they will be committed to its use and therefore provide a recurring source of revenues from the sales of the safety sponge.

We attribute a significant amount of the increase in sales generated by our Safety-Sponge™ System to increased product awareness and demand.  We have had several major institutions adopt the Safety-Sponge™ System and expect this trend to continue. The Safety-Sponge™ System is currently being evaluated by a large number of medical institutions, the adoption by any one of which would have a material impact on our revenues.  We expect that each smaller sized medical institutions which adopt the Safety-Sponge™ System will produce approximately $100 thousand in annual revenue whereas each of the larger institutions could produce annual recurring revenues of $400 thousand or more.

Cost of revenue.Cost of revenues increased $1.1 million, or 152% to $1.8 million for the fiscal year ended December 31, 2008 compared to $716 thousand for fiscal year ended December 31, 2007.  This reflects an increase in sales of our Safety-Sponge™ System and an inventory write down for obsolete inventory returned from a distributor of $87 thousand.

Research and development.Research and development costs were $271 thousand and $133 thousand, for the fiscal years ended December 31, 2008 and 2007, respectively.  The increase is primarily due to an increase in software development costs associated with our system hardware.

Sales and marketing.We had sales and marketing expenses of $2.5 million and $1.8 million for the fiscal years ended December 31, 2008 and 2007, respectively.  The increase is primarily due to the addition of sales and clinical representatives in the field and the associated salary, commission, benefits and travel expenses.

General and administration.General and administrative costs were $5.2 million and $3.7 million for the fiscal years ended December 31, 2008 and 2007, respectively.  The decrease is due to a decrease in stock based compensation relating to stock option forfeitures that were recorded during the twelve months ended December 31, 2008.  This decrease was partially off-set by an increase in legal fees, salaries and officers severance.

Total other income (expense), net.Other income and expenses increased to income of $2.2 million from an expense of $1.7 million for the fiscal years ended December 31, 2008 and 2007, respectively.  This increase was mainly due to a decrease in the fair market value of our warrant derivative liability resulting in a gain of $2.6 million and a decrease in interest expense of  $1.2 million, partially off-set by a realized loss of $91 thousand on assets held for sale.

Interest expense.  We had interest expense of 333 thousand and $1.5 million for the fiscal years ended December 31, 2008 and 2007, respectively.  The decrease in interest expense for the fiscal year ended December 31, 2008 when compared to December 31, 2007 is primarily attributable to the non-cash interest charges incurred in fiscal year 2007 as a result of the debt discount amortization associated with our short-term debt financings.  These charges resulted from the issuance of debt that either had conversion prices on the date of issuance that were below the fair market value of the underlying common stock or required the issuance of warrants to purchase shares of our common stock, which required us to record an expense based on the estimated fair value of the warrants.  We recorded $167 thousand and $1.1 million in non-cash interest charges for the fiscal years ended December 31, 2008 and 2007, respectively.

Realized gains (losses) on investments, net.  We recorded a realized loss on investments of $91 thousand and a realized gain of $22 thousand for the fiscal years ended December 31, 2008 and 2007, respectively.  The realized loss for fiscal year 2008 was the result of a sale of approximately 0.61 acres of undeveloped land in Springfield, Tennessee.  The realized losses in fiscal year 2007 were a result of the sale of certain non-operating assets for a gain  of $22 thousand.

Unrealized loss on assets held for sale, net. We recorded unrealized losses on assets held for sale of zero and $25 thousand for fiscal years ended December 31, 2008 and 2007, respectively.  During the year ended December 31, 2007, we recognized unrealized loss due to a write-down to fair value of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas.  In March 2008, the Company completed the sale of this real property for net proceeds of $226 thousand.

Loss from discontinued operations. During the fiscal year ended December 31, 2007, we recorded a loss from our discontinued car wash segment of $166 thousand.  Consistent with our decision to focus our business exclusively on the patient safety medical products field, we completed the divestiture of ASG in August 2007.  We did not incur a loss from discontinued operations for the fiscal year ended December 31, 2008.

Income tax (benefit) provision.We recorded a tax benefit of $439 thousand for fiscal year ended December 31, 2008 compared to a tax expense of $31 thousand for fiscal year ended December 31, 2007.  As of December 31, 2008 we had net operating loss carryforward of approximately $29 million to offset future taxable income for federal income tax purposes.  The utilization of the loss carryforwards to reduce any future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards.  The carryforward begin expiring in 2016.

Financial Condition, Liquidity and Capital Resources

Our principal sources of cash have included the issuance of equity and debt securities.  Principal uses of cash have included cash used in operations, capital expenditures and working capital.  We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures and research and development.  We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability.  We do not believe that our current cash and cash equivalents, will be enough to fund our projected operating requirements.  In order to ensure the continued viability of the Company, additional financing must be obtained and profitable operations must be achieved in order to repay the existing short-term and long-term debt and to provide a sufficient source of operating capital.  The sale of additional equity or convertible debt securities could result in dilution to our stockholders.  If additional funds are raised through the issuance of equity or debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations.  Any additional financing may not be available in amounts or on terms acceptable to us, or at all.  If we are unable to obtain this additional financing, we may berequired to reduce the scope of our planned product development and marketing efforts.

Our cash and cash equivalents balance was $296 thousand as of December 31, 2008 compared to $405 thousand at December 31, 2007.  Total current liabilities were $6.8 million and $3.1 million for the fiscal years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008 we had a working capital deficit of approximately $5.7 million.  Since we continue to have recurring losses, we have relied upon private placements of equity and debt securities.  Our existing cash and cash equivalents balance are not expected to meet our anticipated funding requirements during the next twelve months.

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

Between August 1, 2008 and August 29, 2008, the Company entered into a securities purchase agreement with several accredited investors, in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to these investors an aggregate of 2.0 million shares of its common stock and warrants to purchase an additional 1.2 million shares of its common stock.

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

On October 17, 2007, we entered into a securities purchase agreement with Francis Capital Management, LLC, an accredited investor, in a private placement exempt from the registration requirements of the Securities Act. We issued and sold to Francis Capital an aggregate of 1.3 million shares of our common stock and warrants to purchase an additional 763 thousand shares of our common stock.  The warrants are exercisable for a period of five years at an exercise price equal to $1.40 per share. These issuances resulted in aggregate gross proceeds to us of $1.5 million in cash and the extinguishment of $90 thousand in existing debt.

Promissory Notes

In addition to our private placements, we have also received funding from Ault Glazer Capital Partners, LLC (the “Fund”). AG Management is the managing member of the Fund. The managing member of AG Management is The Ault Glazer Group, Inc. (“The AG Group”). The Company’s former Chairman and former Chief Executive Officer, Milton “Todd” Ault, III, is Chairman, Chief Executive Officer and President of The AG Group.  At December 31, 2008 the outstanding principal balance of the loan that we entered into with the Fund was $1.4 million.

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

During the period from June 29, 2007 to August 13, 2007, Automotive Services Group sold all the assets held by ASG thereby completing the liquidation of Automotive Services Group. We received net proceeds, after expenses of the sales, of $3.2 million which resulted in a gain of $10 thousand. The majority of the proceeds from the sales were used to repay existing debt.

Operating activities

We used net cash of $4.6 million in operating activities for the year ended December 31, 2008.  During this period net cash used in operating activities primarily consisted of a net loss of $4.4 million including a $2.6 million non-cash, unrealized gain on our warrant derivative liability caused by the decrease in the value of our common stock, an increase of $200 thousand in inventory to support implementations scheduled for the first quarter, an increase of $314 thousand in accounts receivable, a decrease of $7 thousand in prepaids and other assets, offset by a $766 thousand increase in accounts payable and accrued liabilities, $1.7 million in stock based compensation and $461 thousand in non-cash costs including amortization, depreciation and deferred income taxes.

We used net cash of $3.8 million in operating activities for the year ended December 31, 2007.  During this period net cash used in operating activities primarily consisted of a net loss of $7.0 million, a decrease in accounts payable of $587 thousand offset by a decrease in prepaid expenses of $474 thousand, and increase of accrued liabilities of $320 thousand and non-cash costs including $1.1 million in stock based compensation, $1.1 million in amortization of debt discount and $557 thousand in non-cash costs including amortization and depreciation and deferred income taxes.

Investing activities

We used net cash of $33 thousand in investing activities for the year ended December 31, 2008 primarily on $282 thousand for the purchase of property and equipment used to expand our operations offset by $315 thousand received on the sale of our real estate holdings.

We generated net cash of $3.0 million provided by investing activities during the year ended December 31, 2007 primarily from the sale of our assets from our Automotive group and undeveloped land in Alabama for $3.2 million and the proceeds from selling one-third of our investment in Alacra Series F Preferred stock for $333 thousand.  This was partially offset by capitalized costs of $561 thousand related to the purchase of property and equipment including the ongoing development of purchased software related to our Safety-SpongeSystem.

Financing activities

Cash provided by financing activities during the year ended December 31, 2008 of $4.4 million, resulted primarily from net proceeds from the issuance of common stock and warrants of $4.6 million and $650 thousand in notes payable, offset by repayments of notes payable of $722 thousand and preferred dividends of $77 thousand.

Cash provided by financing activities during the year ended December 31, 2007, of $1.2 million resulted primarily from net proceeds from the issuance of common stock and warrants of $4.5 million offset by the repayment of the notes payable in the amount of $3.4 million.

Investments

Our investment portfolio, which is valued at $667 thousand, is reflected below. At December 31, 2008, our investment portfolio includes our investment in Alacra Corporation, our only remaining investment security. At December 31, 2007, our investment portfolio also consisted of certain real property located in Arkansas and Tennessee.

(in thousands)	December 31,	December 31,
	2008	2007
Alacra Corporation	$667	$667
Investments in Real Estate	—	406
	$667	$1,073

Alacra Corporation

At December 31, 2008, we had an investment in Alacra Corporation (“Alacra”), valued at $667 thousand, which represents 8.4% and 8.2% of our total assets, at December 31, 2008 and 2007, respectively. On April 20, 2000, we purchased $1.0 million worth of Alacra Series F Convertible Preferred Stock. We have the right, subject to Alacra having the available cash, to have the preferred stock redeemed by Alacra over a period of three years for face value plus accrued dividends beginning on December 31, 2006. Pursuant to this right, in December 2006 we informed management of Alacra that we were exercising our right to put back one-third of our preferred stock. Alacra completed the initial redemption of one-third of our preferred stock in December 2007.  We received proceeds of $333 thousand, which accounted for the entire amount of the decrease in value of our Alacra investment. In December 2007, we continue to exercise our right to put back our remaining preferred stock to Alacra.  In December 2008 Alacra informed the Company that their Board of Directors had authorized the preferred stock redemption for the second one-third of our preferred stock and that they expected the redemption to occur in the second or third quarter of 2009.As there is no readily determinable fair value for the shares of Alacra’s Series F Convertible Preferred Stock we account for the investment under the cost method.

Real Estate Investments

At December 31, 2007, we had two real estate investments, valued in the aggregate at $406 thousand.  The real estate investments, consisting of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee. During 2008, we completed the sale of the undeveloped land net proceeds of approximately$315 thousand, which resulted in a realized loss of $91 thousand.

Off-Balance Sheet arrangements

As of December 31, 2008, other than our office lease and employment agreements with key executive officers, we had no commitments other than the liabilities reflected in our consolidated financial statements.  We are not a party to off-balance sheet arrangements and are not a party to any transaction with persons or activities that derive benefits, except as disclosed herein, from their non-independent relationships with the Company.

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

Stock-based compensation expense, as determined using the Black-Scholesoption pricing model, is recognized on a straight line basis over the service period, net of estimated forfeitures. Forfeiture estimates are based on historical data. To the extent actual results or revised estimates differ from the estimates used, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised.

New Accounting Pronouncements

In September 2006, theFASB,issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements. SFAS 157 does not require new fair value measurements but rather defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We adopted SFAS 157 on January 1, 2008 and in connection with its adoption, there was no impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates with the resulting unrealized gains and losses, if any, reported in earnings.We adopted SFAS 159 on January 1, 2008 and in connection with its adoption, there was no impact on our consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160,Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 51.  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. We will implement SFAS No. 160 on January 1, 2009. As of May 20, 2009, we did not have any minority interests. Therefore, we do not expect the adoption of this standard will have a material impact on our income statement, financial position or cash flows.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  Paragraph 11(a) of SFAS No. 133 – specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  ETF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or n embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company has outstanding warrants to purchase common stock that have been preliminarily evaluated as ineligible for equity classification under EITF 07-5 because of certain provisions that may result in an adjustment to the exercise price of the warrants.  Accordingly, the adjustment feature may cause the warrant to fail to be indexed solely to the Company’s stock.  The warrants would therefore be classified as liabilities and re-measured at fair value with changes in the fair value recognized in operating results.  The Company has not completed our analysis of these instruments nor determined the effects of pending adoption, if any, on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

To the Board of Directors and Stockholders
Patient Safety Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Patient Safety Technologies, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patient Safety Technologies, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant recurring net losses and negative cash flows from operating activities through December 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
April 15, 2009

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except par value)

	For the Year Ending December 31,
	2008	2007 (Restated)
Assets

Current assets:
Cash and cash equivalents	$296	$405
Accounts receivable	418	104
Inventories	200	0
Prepaid expenses	188	105
Total current assets	1,102	614

Restricted certificate of deposit	94	88
Notes receivable	121	121
Property and equipment, net	622	663
Assets held for sale, net	0	406
Goodwill	1,832	1,832
Patents, net	3,439	3,764
Long-term investment	667	667
Other assets	37	19
Total assets	$7,914	$8,174

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$909	$709
Current portion of convertible debentures	1,425	572
Current portion of notes payable	1,100	600
Accrued liabilities	3,358	1,193
Total current liabilities	6,792	3,074
Long-term convertible debentures, less current portion	51	2,531
Deferred tax liabilities	1,042	1,500
Total liabilities	7,885	7,105

Stockholders' equity:
Convertible preferred stock, $1.00 par value, cumulative 7% dividend:
1,000 shares authorized; 11 issued and outstanding
at December 31, 2008 and 2007
(Liquidation preference of $1.2 million at December 31, 2008 and 2007	11	11
Common stock, $0.33 par value: 25,000 shares authorized;
17,180 shares issued and outstanding at December 31, 2008;
12,055 shares issued and outstanding at December 31, 2007	5,675	3,978
Additional paid-in capital	36,034	34,320
Accumulated deficit	(41,691)	(37,240)
Total stockholders' equity	29	1,069
Total liabilities and stockholders' equity	$7,914	$8,174

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Year Ending December 31,
	2008	2007 (Restated)

Revenues	$2,780	$1,089
Cost of revenue	1,802	716
Gross profit	978	373

Operating expenses:
Research and development	271	133
Sales and marketing	2,516	1,811
General and administrative	5,206	3,730
Total operating expenses	7,993	5,674

Operating loss	(7,015)	(5,301)

Other income (expenses):
Liquidated damages	—	(194)
Interest expense	(333)	(1,496)
Change in fair value of warrant liability	2,582	—
Realized gain (loss) assets held for sale, net	(91)	22
Unrealized loss on assets held for sale, net	—	(25)
Other income	44	(3)
Total other income (expense)	2,202	(1,696)

Loss from continuing operations before income taxes	(4,813)	(6,997)
Income tax benefit (provision)	439	(31)
Loss from continuing operations	(4,374)	(7,028)

Loss from discontinued operations	—	(166)
Net loss	(4,374)	(7,194)
Preferred dividends	(77)	(77)
Net loss applicable to common shareholders	$(4,451)	$(7,271)

Basic and diluted per common share:
Continuing operations	$(0.33)	$(0.70)
Discontinued operations	$—	$(0.02)
Net loss	$(0.33)	$(0.72)

Weighted average common shares outstanding:
Basic and Diluted	14,452	10,067

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ending December 31,
	2008	2007 (Restated)
Operating activities:
Net loss	$(4,374)	$(7,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	352	206
Amortization of patents	325	325
Non-cash interest	167	1,112
Issuance of common stock for loan fees	15	—
Forgiveness of debt	(37)	—
Unrealized gain on marketable securities	—	25
Stock-based compensation to consultants	—	57
Stock-based compensation to liquidated damages	—	193
Stock-based compensation to employees and directors	1,666	1,113
Unrealized gain on warrant derivative liability	(2,582)	—
Loss on investments, net	—	(33)
Loss on sale of property	91	—
Change in deferred tax liability	(452)	31
Changes in operating assets and liabilities:
Accounts receivable	(314)	(6)
Inventories	(200)	43
Prepaid expenses	20	474
Other assets	(13)	8
Accounts payable	251	(587)
Accrued liabilities	515	467
Net cash used in operating activities	(4,570)	(3,766)

Investing activities:
Purchase of property and equipment	(282)	(561)
Proceeds from sale of property and equipment	—	43
Proceeds from sale of assets held for sale, net	315	3,178
Proceeds from sale of long term investments	—	333
Net cash provided by investing activities	33	2,993

Financing activities:
Proceeds from issuance of common stock and warrants	4,577	4,484
Proceeds from notes payable	650	100
Payments and decrease on notes payable	(722)	(3,372)
Payments of preferred dividends	(77)	(38)
Net cash provided by financing activities	4,428	1,174

Net increase and decrease in cash and cash equivalents	(109)	401
Cash and cash equivalents at beginning of period	405	4
Cash and cash equivalents at end of period	$296	$405

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$75	$255
Cash paid during the period for taxes	$1	$1
Non cash investing and financing activities:
Dividends accrued	$77	$77
Forgiveness of debt	$37	—
Issuance of common stock in connection with contingent payment with Surgicount acquisition	$—	$145
Issuance of common stock for a prepaid expense	$103
Issuance of common stock for an accrued liability	$141
Issuance of common stock for accounts payable	$50
Issuance of common stock in payment of notes payable and accrued interest	$1,162	$696
Issuance of common stock for inventory	$—	$500
Payment of accrued liability with long-term investments	$—	$11
Reclassification of accrued interest to notes payable, less current portion - net	$—	$349
Reclassification of of long term investments to assets held for sale	$—	$431
Reclassification of warrant derivative liability from equity	$4,344	$—

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholder's Equity
(In thousands)

									TOTAL
	Preferred Stock		Common Stock Issued		Paid - In	Accumulated	Treasury Stock		Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

BALANCES, December 31, 2006 (Restated)	11	11	7,489	2,471	29,654	(29,970)	(614)	(1,109)	1,058

Net Loss	—	—	—	—	—	(7,194)	—	—	(7,194)

Preferred Dividends	—	—	—	—	—	(77)	—	—	(77)

Issuance of Common for:
Cash	—	—	3,640	1,201	2,828	—	584	1,055	5,084
Contingent payment due to SurgiCount acquisition	—	—	100	33	112	—	—	—	145
Service	—	—	33	11	39	—	—	—	50
Payment of Debt	—	—	551	182	514	—	—	—	696

Compensation expense due to warrant issuances	—	—	—	—	211	—	—	—	211
Compensation expense due to restricted stock	—	—	242	80	289	—	30	54	423
Compensation expense due to stock option issuances	—	—	—	—	674	—	—	—	674
BALANCES, December 31, 2007 (Restated)	11	11	12,055	3,978	34,320	(37,240)	—	—	1,069

Net Loss	—	—	—	—	—	(4,374)	—	—	(4,374)

Preferred Dividends	—	—	—	—	—	(77)	—	—	(77)

Issuance of Common for:
Cash	—	—	3,662	1,208	3,369	—	—	—	4,577
Payment of AP	—	—	136	45	140	—	—	—	185
Payment of Debt	—	—	1,294	427	885	—	—	—	1,312
Note extension	—	—	25	8	7	—	—	—	15
Services	—	—	26	9	24	—	—	—	33

Warrant derivative liability reclassification	—	—	—	—	(4,344)	—	—	—	(4,344)
Compensation expense due to warrant issuances	—	—	—	—	713	—	—	—	713
Compensation expense due to stock option issuances	—	—	—	—	920	—	—	—	920
BALANCES, December 31, 2008	11	11	17,198	5,675	36,034	(41,691)	—	—	29

The accompanying notes are an integral part of these consolidated financial statements.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Patient Safety Technologies, Inc. ("PST" or the "Company") is a Delaware corporation. The Company’s operations are conducted through its wholly-owned operating subsidiary, SurgiCount Medical, Inc. (“SurgiCount”), a California corporation.  Operations of the  Company’s subsidiary, Automotive Services Group, Inc., were discontinued during 2007.

The Company’s operating focus is the development, marketing and sales of products and services focused  in the medical patient safety markets. The SurgiCount Safety-SpongeTM System is a patented turn-key system of bar-coded surgical sponges, SurgiCounter™scanners and software applications which integrate together to form a comprehensive accounting and documentation system to avoid unintentionally leaving sponges in patients during surgical procedures.

2. PRIOR PERIOD CORRECTION OF ERROR

As more fully described at Note 19, during 2008 the Company determined that it had understated expenses and accrued liabilities in 2006 and 2007 in connection with its failure to properly report and account for withholding amounts and related taxes on stock grants to certain employees and consultants.

In accordance with SFAS No. 154, “Accounting for Changes and Error Corrections”, the Company has accounted for this as a correction of errors in prior periods.  As shown below, the cumulative effect of these errors on  prior periods is being recorded through an adjustment to the opening balance of retained earnings and the carrying amount of accrued liabilities as of the beginning of the first period presented.  Further, the financial statements for each individual prior period presented have been adjusted to reflect the correction of the error.

The correction of these errors required the following adjustments:

•
Restatement of the opening balances as of January 1, 2007 reflecting a decrease in the opening balance retained earnings and an increase in the opening balance of accrued liabilities in the amount of $486 thousand.

•
Restatement of financial statements for the year ended December 31, 2007 to reflect additional expenses and related net loss in the amount of $187 thousand, and an additional increase to accrued liabilities in the amount of $187 thousand as of December 31, 2007.

3. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2008, the Company has an accumulated deficit of approximately $41.7 million and a working capital deficit of approximately $5.7 million. For the year ended December 31, 2008, the Company incurred a loss of approximately $4.5 million and incurred negative cash flow from operating activities of approximately $4.6 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We believe that existing cash resources, combined with projected cash flow from operations, will not be sufficient to fund our working capital requirement for the next twelve months, and that in order to continue to operate as a going concern it will be necessary to raise additional capital.  Management plans to raise the additional required capital through debt and/or equity financing transactions.  In this regard, the Company received proceeds of $2.0 million in January 2009 through a debt financing transaction (see Note 21).
The Company believes that it will be successful in raising additional new capital, as required.   However no assurances can be made that it will be successful obtaining a sufficient amount of financing to continue to fund its operations or that the Company will achieve profitable operations and positive cash flow. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements for 2008 include the accounts of the Company and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statementsrequires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.These estimates and assumptions include, but are not limited to, assessing the following: the valuation of accounts receivable and inventory, impairment of goodwill and other intangible assets,  the fair value of stock-based compensation and derivative liabilities, valuation allowance related to deferred tax assets,  warranty obligations, provisions for returns and allowances and the determination of assurance of the collection of revenue arrangements.

Revenue Recognition

The Company recognizes revenue from the sale of products to end-users, distributors and strategic partners when persuasive evidence of a sale exists, the product is complete, tested and has been shipped which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and the Company does not have significant obligations for future performance.  When collectability is not reasonably assured, we defer the revenue over the cash collection period.Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  Revenue is recorded net of any discounts or trade-in allowances given to the buyer.

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

•
Hardware, Software and Maintenance Agreement Revenues: As the software included in the scanner is not incidental to the product being sold, the sale of the software falls within the scope of SOP 97-2.  The scanner is considered to be a software-related element, as defined in SOP 97-2, since the software is essential to the functionality of the scanner, and the maintenance agreement, which provides for product support including unspecified product upgrades and enhancements developed by the Company during the period covered by the agreement is considered to be post-contract customer support (“PCS”) as defined in SOP 97-2.  These items are considered to be separate deliverables within a multiple-element arrangement, and accordingly, the total price of this arrangement is allocated to each respective deliverable, and recognized as revenue as each element is delivered. For the hardware and software elements, delivery is generally considered to be at the time of shipment where terms are FOB shipping point.  In the event that terms of the sale are FOB customer, the delivery is considered to occur at the time that delivery to the customer has been completed.  Delivery with respect to the initial one-year maintenance agreement is considered to occur on a monthly basis over the term of the one-year period, and revenues related to this element are recognized on a pro-rata basis during this period.

•
Surgical Sponge Revenues:  As the disposable surgical sponges are sold separately from the hardware and software described above, the sponges are not considered to be part of a multiple-element arrangement.  Accordingly, revenues related to the sale of sponges are recognized in accordance with SAB 104.  Generally revenues from the sale of sponges are recognized upon shipment as most sponge sales are sold FOB shipping point.  In the event that terms of the sale are FOB customer, revenue is recognized at the time delivery to the customer has been completed.

Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of sales as incurred.  Revenue is reduced for any discounts or trade in allowances given to the buyer.

Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these financial instruments.  Note receivable arrangements

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

include a market rate of interest and their carrying values approximates fair value.  Convertible debentures and note payable arrangements are based on borrowing rates currently available to the Company for loans with similar terms and maturities,are reported at their carrying values, which the Company believes approximates fair value.  Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being report in current period earnings (loss).

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with maturities of three months or less at the time of purchase.  These investments generally consist of money market funds and commercial paper and are stated at cost, which approximates fair market value.

Concentration of Credit Risk

From time to time, the Company maintains its cash balances at a financial institution that exceeds the Federal Deposit Insurance Corporation coverage of $250 thousand.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

At December 31, 2008 and 2007, due to our distribution agreement with Cardinal Health, we had one individual customer whose receivable balance outstanding that represented 61% and 62% of the gross account receivable balance, respectively. During 2008 Cardinal Health represented in excess of 80% our net revenue for the 2008 reporting period.

We rely primarily on A Plus International to supply our sponge products, but also rely on a number of third parties to manufacture certain of our products. If any of our third-party manufacturers cannot, or will not, manufacture our products in the required volumes, on a cost-effective basis, in a timely manner, or at all, we will have to secure additional manufacturing capacity. Any interruption or delay in manufacturing could have a material adverse effect on our business and operating results.

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.  Historically, the Company has not incurred any credit losses on extended credits.  An allowance for bad debts has not been recorded and is not considered necessary due to the nature of the Company's customer base and the lack of historical write offs.  If customer payment timeframes were to deteriorate, additional allowances for doubtful accounts would be required.

Inventories

Inventories, consisting primarily of hand held scanners at December 31, 2008, are stated at the lower of cost or market on the first-in, first-out basis.  The Company evaluates inventory on hand against historical and planned usage to determine appropriate provisions for obsolete, slow-moving and sales demonstration inventory.  Inventory includes material, labor and overhead costs.   While the Company believes the manufacturing capacity of A Plus will be sufficient to meet expected demand, in the event A Plus cannot meet requirements, the agreement allows the Company to retain additional providers of the Safety-Sponge™ products.

SurgiCount entered into an agreement on August 17, 2005 for A Plus to be the exclusive manufacturer and provider of the Safety-Sponge™ products, which includes bar coded gauze sponges, bar coded laparotomy sponges, bar coded O.R. towels and bar coded specialty sponges.  Services to be provided by A Plus include manufacturing, packaging, sterilization, logistics and all related quality and regulatory compliance.  During the term of the agreement, A Plus agreed not to manufacture, distribute or otherwise supply any bar coded sponges for any third party.  While the Companybelieves the manufacturing capacity of A Plus will be sufficient to meet expected demand, in the event A Plus cannot meet requirements, the agreement allows the Company to retain additional providers of the Safety-Sponge™ products.

On January 29, 2007, the Company entered into an Exclusive License and Supply Agreement (the “Supply Agreement”) with A Plus.  Pursuant to the Supply Agreement, A Plus was granted the exclusive, world-wide license to manufacture and import SurgiCount's products, including the right to sublicense to the extent necessary to carry out the grant.  The pricing schedule shall remain at its current price for the first three (3) years of the Supply Agreement; thereafter, the pricing schedule shall be based upon the Cotlook Index and the RMB exchange rate.  The term of Supply Agreement is eight years.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In conjunction with entering into the Supply Agreement the Company also entered into a subscription agreement with A Plus, in which the Company sold to A Plus 800 thousand shares of Common Stock and a warrant to purchase 300 thousand shares of common stock.  The Warrant has a term of five (5) years and has an exercise price equal to $2.00 per share.  The Company received gross proceeds of $500 thousand in cash and will receive $500 thousand in product over the course of the next twelve (12) months.  Pursuant to the subscription agreement with A Plus, the Company appointed Wayne Lin, the President and Founder of A Plus, to our Board of Directors.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Property, plant and equipment acquired under capital leases are recorded at the present value of future minimum lease payments.  Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the improvement.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded.

Goodwill and Intangible Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill is tested for impairment annually or more frequently if an event or circumstances indicates that impairment has occurred.  The Company performs impairment reviews at the reporting unit level and uses both a discounted cash flow model, based on management’s judgment and assumptions, and a market capitalization model, comparing to other similar public company’s revenues and enterprise values, to determine the initial estimated fair value of our single reporting unit.  An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit.  Impairment testing indicated that the estimated fair value of our single reporting unit exceeded its corresponding carrying amount, as such; no impairment exists as of December 31, 2008 or 2007.

Gains (Losses) on Sale of Investments

Amounts reported as realized gains (losses) are measured by the difference between the proceeds of sale or exchange and the cost basis of the investment.  Gains (losses) are considered realized when sales or dissolution of investments are consummated.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  A significant decrease in the fair value of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition or an expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated life are among several of the factors that could result in an impairment charge.

Recoverability of assets to be held and used in operations is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the assets.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.  As of December 31, 2008 and 2007, there was no impairment recorded.

Research and Development

Research and development costs

Advertising

Advertising costs are expensed in the period incurred and reported under sales and marketing expenses.  Advertising costs applicable to continuing operations, including trade show expenses, amounted to $834thousand and $991 thousand in 2008 and 2007, respectively.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  To the extent that available evidence about future taxable earnings indicates that it is more likely than not that the tax benefit associated with the deferred tax assets will not be realized, a valuation allowance is established.

Derivative Financial Instruments

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including the embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants that may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Derivative instruments are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as charges or credits to income.  When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods in which the Company granted employee stock options have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R). During the years ended December 31, 2008, and 2007, the Company had stock-based compensation expense of  $1.7 million and $1.1 million, respectively.  The total amount of stock-based compensation for the year ended December 31, 2008, included common stock valued at $33 thousand, warrants valued at $713 thousand and stock options valued at $920 thousand. The total amount of stock-based compensation for the year ended December 31, 2007 of $1.1 million included restricted stock grants valued at $423 thousand and stock options valued at $674 thousand.

During the years ended December 31, 2008, and 2007, the Company had stock-based compensation expense, from issuances of restricted stock and warrants to consultants of the Company of $0 and $57 thousand, respectively.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Warrant Derivative Liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).  Pursuant to EIFT 00-19, an evaluation of specifically identified conditions is made to determine whether warrants issued are required to be classified as either equity or a liability.  If the classification required under EITF 00-19 changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification.  In the event that this evaluation results in a partial reclassification, our policy is to first reclassify warrants with the latest date of issuance.  The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model.  The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period loss.  There is no limit on the number of times a contract may be reclassified.

Net Loss per Common Share

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations. Basic loss per common share excludes dilution and is computed by dividing lossattributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants and the conversion of convertible preferred stock and convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share, as shown below (in thousands):
FY 2008

Convertible Debentures	$543
Convertible Preferred Stock	246
Warrants	10.275
Stock Options	1.627
Total	13.141

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.  This statement applies in those instances where other accounting pronouncements require or permit fair value measurements and the board of directors has previous concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  However for some entities, the application of this Statement will change the current practice.  In February 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis until years beginning after November 15, 2008.   The Company’s adoption of SFAS 157 for its financial assets and liabilities on January 1, 2008 did not have a material impact on the Company’s financial position, cash flows, or results of operations.  The Company is currently reviewing the adoption requirements related to our nonfinancial assets and liabilities and has not yet determined the impact, if any, this will have on our financial position, cash flows, or results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates with the resulting unrealized gains and losses, if any, reported in earnings.We adopted SFAS 159 on January 1, 2008 and in connection with its adoption, there was no impact on our consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations(“SFAS 141(R)”).  This statement requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. We will implement SFAS No. 141(R) on January 1, 2009 and will apply prospectively to business combinations completed on or after that date.  The Company does not expect an impact on our financial position or results of operations.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160,Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 5 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. We will implement SFAS No. 160 on January 1, 2009. As of May 20, 2009, we did not have any minority interests. Therefore, we do not expect the adoption of this standard will have a material impact on our income statement, financial position or cash flows.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS No. 161 does not change the accounting treatment for derivative instruments. SFAS No. 161 is effective for us in the first quarter of fiscal year 2009. The Company does not expect that the adoption of this standard will have a material impact on our financial position or results of operations.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162.  The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which reorganizes the GAAP hierarchy.  The purpose of the new standard is to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing the U.S. GAAP financial statements.  The standard is effective 60 days after the SEC’s approval of the PCAOB’s amendments to AU Section 411.  The adoption of SFAS 162 will not have an impact on our financial position or results of operations.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s own Stock” (“EITF 07-5).  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.   Early application is not permitted.  Paragraph 11(a) of SFAS No. 133 – specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be consider a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company has outstanding warrants to purchase common stock that have been preliminarily evaluated as ineligible for equity classification under EITF 07-5 because of certain provision that may result in an adjustment to the exercise price of the warrants.  Accordingly, the adjustment feature may cause the warrant to fail to be indexed solely to the Company’s stock.  The warrants would therefore be classified as liabilities and re-measured at fair value with changes in the fair value recognized in operating results.  The Company has not completed our analysis of these instruments nor determined the effects of pending adoption, if any, on our consolidated financial statements.

5. DISCONTINUED OPERATIONS

During 2007 the Company  discontinued the operations of its Automotive Services Group subsidiary.

The following sets forth the discontinued operations for the years ended December 31, 2008 and 2007 related to the Automotive Services Group (in thousands):

	Years Ended December 31,
	2008	2007

Operating revenues	$—	$309
Operating expenses	—	262
Depreciation and amortization	—	22
Goodwill impairment	—	—
Interest expense	—	201
Gain (loss) on sale of assets	—	10
Loss from discontinued operations	$—	$(166)

6. RESTRICTED CERTIFICATE OF DEPOSIT

At December 31, 2008, the Company had a restricted certificate of deposit of $94thousand, including accrued interest income of $6 thousand, held by a financial institution securing a letter of credit.  This restricted certificate of deposit is held to cover a portion of the security deposit related to a lease on the Company’s prior corporate offices that runs through January 2012.

7. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008and 2007are comprised of the following(in thousands):

	December 31,	December 31,
	2008	2007
Computer software and equipment	$1,086	$767
Furniture and equipment	215	215
Other	—	—
Property and equipment, gross	1,301	982
Less: accumulated depreciation	(679)	(319)
Property and equipment, net	$622	$663

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Depreciation expense for the years ended December 31, 2008 and 2007 was $352 thousand and $206 thousand, respectively.

8.	GOODWILL AND PATENTS

The Company recorded goodwill in the amount of $1.7 million in connection with its acquisition of SurgiCount Medical,Inc. in February 2005.  During the year ended December 31, 2007, cumulative gross revenues of SurgiCount exceeded $1.0 million and as such the Company issued 100 thousand shares of common stock, valued at $145 thousand to the SurgiCount founders, as contingent consideration, which was recorded as additional goodwill.  In addition, in connection with the SurgiCount acquisition, the Company recorded patents acquired that were valued at $4.7 million.

We perform our annual impairment analysis of goodwill in the fourth quarter of each year according to the provisions of SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). This statement requires that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment testing to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference

During 2008 the Company conducted its annual test for impairment, at year-end  and determined that no impairment of good will was required.

Goodwill as of December 31, 2008 and 2007 is as follows (in thousands):

Goodwill
Balance as of December 31, 2007	$1,832
Balance as of December 31, 2008	$1,832

Patents, net, as of December 31, 2008 are composed of the following(in thousands):

Patents
Patents	$4,685
Accumulated amortization	(1,246)
$3,439

The patents are subject to amortization over their estimated useful life of 14.4 years. Amortization expense was $325 thousand for the years ended December 31, 2008 and 2007. The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter (in thousands).

2009	$325
2010	325
2011	325
2012	325
2013	325
Thereafter	1,814
Total	$3,439

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

9. LONG-TERM INVESTMENTS AND ASSETS HELD FOR SALE

Long-term investments at December 31, 2008 and December 31, 2007 are comprised of the following(in thousands):

	December 31, 2008	December 31, 2007
Alacra Corporation	$667	$667
Investments in Real Estate	—	406
	$667	$1,073

Alacra Corporation

At December 31, 2008, the Company had an investment in shares of Series F convertible preferred stock of Alacra Corporation (“Alacra”), recorded at its cost of $667 thousand. The Company has the right, to the extent that Alacra has sufficient available capital, to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends beginning on December 31, 2006. During the year ended December 31, 2008, Alacra redeemed one-third of the Series F convertible preferred stock.  Alacra, based in New York, is a global provider of business and financial information.

Investments in Real Estate

During the year ended December 31, 2008, all real estate investments were sold for net proceeds of $315, which resulted in a loss on sale in the amount of $91.  At December 31, 2007, the Company’s real estate investments,which were classified as “Assets Held for Sale” in accordance with SFAS No. 144, consisted of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee, which were recorded at their cost of $406 thousand.

10. CONVERTIBLE DEBENTURES & NOTES PAYABLE

Convertible Debentures

Convertible debenturesat December 31, 2008 and 2007 are comprised of the following (in thousands):

	December 31, 2008	December 31, 2007
Ault Glazer Capital Partners, LLC (a) *	$1,425	$2,531
Charles Kalina III (b)	—	400
James Sveinson (c)	—	101
Michael Sedlak (d)	—	71
David Spiegel (e)	65	—
Total convertible debentures	1,490	3,103
Less: unamortized discount	(14)	—
	1,476	3,103
Less: current portion	(1,425)	(572)
Convertible debentures - long term portion	$51	$2,531

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Maturities of the convertible debentures at December 31, 2008 are as follows (in thousands):

Years Ending December 31,
2009	$1,425
2010	65
Thereafter	—
Total	$1,490

•	Related Party (See Note 10)

(a)
As of December 31, 2006, Ault Glazer Capital Partners, LLC loaned $1.5 million to ASG in addition to the ASG Note.  The loans were advanced to ASG, pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "Real Estate Note"). The Real Estate Note had an interest rate of 3% above the Prime Rate as published in the Wall Street Journal. All unpaid principal, interest and charges under the Real Estate Note were due in full on July 31, 2010.  The Real Estate Note was collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and the Fund.  During the year ended December 31, 2007 the Company incurred interest expense of $70,000 on the Real Estate Note.

On March 7, 2006, the Company entered into a line of credit agreement with Ault Glazer Capital Partners pursuant to a Revolving Line of Credit Agreement (the “Revolving Line of Credit”). The Revolving Line of Credit allowed the Company to request advances of up to $500 thousand. Each advance under the Revolving Line of Credit was evidenced by a secured promissory note and a security agreement. The secured promissory notes issued pursuant to the Revolving Line of Credit required repayment with interest at the Prime Rate plus 1% within 60 days from issuance. The outstanding principal balance of $394 thousand and accrued interest of $28 thousand, which was in default, was converted into 337 thousand shares of the Company’s common stock at a conversion price of $1.25 per share on May 31, 2007.  During the year ended December 31, 2007 the Company incurred interest expense of $15 thousand on the Revolving Line of Credit.

Effective June 1, 2007, the entire unpaid principal and interest under the ASG Note and Real Estate Note were restructured into a new Convertible Secured Promissory Note (the "AG Capital Partners Convertible Note") in the principal amount of $2.5 million with an effective date of June 1, 2007.  The AG Partners Convertible Note bears interest at the rate of 7% per annum and is due on the earlier of December 31, 2010, or the occurrence of an event of default.   During the year ended December 31, 2007, the Company incurred interest expense of $103 thousand on the AG Capital Partners Convertible Note.

On September 5, 2008, the Company entered into an Amendment and Early Conversion of the Secured Convertible Promissory Note (the “Amendment”).  The Amendment allowed for the conversion, prior to the maturity date, of the outstanding principal balance of the Note into 1,300,000 shares of Patient Safety common stock and $450,000 in cash prepayments.  According to the Amendment, after the prepayments were made, the Note could be converted into 1,300,000 shares of common stock upon Ault Glazer’s satisfaction of certain conditions.  During the fiscal year ended December 31, 2008, the Company incurred interest expense of $127 thousand on the AG Capital Convertible Partners Note.

On September 12, 2008, the parties executed an Agreement for the Advancement of Common Stock Prior to close of the Amendment and Early Conversion of Secured Convertible Promissory Note, dated September 5, 2008 (“Advancement”).

Ault Glazer failed to satisfy the conditions by the deadline stated in the Advancement.  Although the conditions remained unsatisfied, the Company made two additional issuances of shares to Ault Glazer pursuant to the Amendment.  The Company issued another 250,000 shares on October 10, 2008 and another 250,000 shares on November 6, 2008.   As of this date, there remain 500,000 shares issuable to Ault Glazer upon Ault Glazer meeting the conditions of the Amendment.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(b)
On July 12, 2006 the Company, executed a Convertible Promissory Note in the principal amount of $250 thousand in favor of Charles J. Kalina, III, an existing shareholder of the Company. On November 3, 2006 the balance due under the $250 thousand Convertible Promissory Note was added to a new Convertible Promissory Note in the principal amount of $400 thousand (the “Kalina Note”), pursuant to which the Company received proceeds of approximately $150 thousand.  The Kalina Note accrued interest at the rate of 12% per annum and was due on January 31, 2008.  On May 20, 2008, the principal and accrued interest on the Kalina Note, in the aggregate amount of $426 thousand, was exchanged for equity in the Company.  Mr. Kalina received 341 thousand shares of the Company’s common stock and a warrant to purchase 205 thousand shares of the Company’s common stock at $1.40 per share.  During the fiscal years ended December 31, 2008 and 2007, the Company incurred interest expense, excluding amortization of debt discount of $19 thousand and $46 thousand, respectively, on the Kalina Note. At December 31, 2007 accrued interest on the Kalina Note totaled $8 thousand.

(c)
On November 1, 2006 we entered into a Convertible Promissory Note with James Sveinson in the principal amount of $101 thousand (the “Sveinson Note”). The Sveinson Note was repaid in full as of December 31, 2008.  During the fiscal years ended December 31, 2008 and 2007, the Company incurred interest expense, excluding amortization of debt discount of $2 thousand and $12 thousand, respectively, on the Sveinson Note.

(d)
On November 1, 2006 we entered into a Convertible Promissory Note with Michael G. Sedlak in the principal amount of $71 thousand (the “Sedlak Note”). The Sedlak Note was repaid in full as of December 31, 2008.During the fiscal years ended December 31, 2008 and 2007, the Company incurred interest expense, excluding amortization of debt discount of $9 thousand and $8 thousand, respectively, on the Sedlak Note.

(e)
On October 27, 2008 we entered into a Discount Convertible Debenture with David Spiegel in the principal amount of $65 thousand (the “Spiegel Note”) with a 9% original issue discount of $15 thousand.  The Note is convertible at any time, in whole or in part, into common stock of the Company at a conversion price of $1.50 per common shareat the option of the holder.. During the fiscal year ended December 31, 2008, the Company incurred interest expense and amortization of the debt discount of $1 thousand on the Spiegel Note.

Notes Payable

Notes payable at December 31, 2008 and 2007 are comprised of the following (in thousands):

	December 31, 2008	December 31, 2007
Herb Langsam (a)*	$600	$600
Catalysis Offshore (b)*	250	—
Catalysis Partners (b)*	250	—
Total notes payable	1,100	600
Less: current portion	(1,100)	(600)
Notes payable - long term portion	$—	$—

Maturities of the notes payable at December 31, 2008 are as follows (in thousands):

Years Ending December 31,
2009	1,100
Thereafter	—
Total	$1,100

* Related party (see Note 10)

(a)
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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

On November 13, 2006, Mr. Langsam, loaned the Company an additional $100 thousand. The loan is documented by a $100 thousand Secured Promissory Note (the “Second Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Second Langsam Note accrues interest at the rate of 12% per annum and had a maturity date of May 13, 2007. The Company is in the process of restructuring the debt that is owed to Mr. Herbert Langsam. Mr. Langsam received warrants to purchase 50 thousand shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $17 thousand as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the term of the debt using the effective interest method. During fiscal years ended December 31, 2008 and 2007, interest expense of $0 and $12 thousand, respectively, was recorded from the debt discount amortization.  Pursuant to the terms of a Security Agreement dated November 13, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Second Langsam Note.

On December 29, 2008 Mr. Langsam received 25 thousand shares of the Company’s common stock to extend the maturity dates of both loans to June 30, 2009.

During the year ended December 31, 2008 and 2007, the Company incurred interest expense, excluding amortization of debt discount, of $96 thousand and $88 thousand, respectively, on the Langsam Notes.  At December 31, 2008 and 2007, accrued interest on the Langsam Notes totaled $186 thousand and $138 thousand, respectively.

(b)
Between February 28, 2008 and March 20, 2008, Catalysis Offshore, Ltd. and Catalysis Partners, LLC (collectively “Catalysis”), related parties, each loaned $250 thousand to the Company.  As consideration for the loans, the Company issued Catalysis promissory notes in the aggregate principal amount of $500 thousand (the “Catalysis Notes”). The Catalysis Notes accrue interest at the rate of 8% per annum and had maturity dates of May 31, 2008. The managing partner of Catalysis is Francis Capital Management, LLC (“Francis Capital”), an investment management firm. John Francis, a director of the Company and President of Francis Capital, has voting and investment control over the securities held by Catalysis. Francis Capital, including shares directly held by Catalysis, beneficially owns 1.3 million shares of the Company’s common stock and warrants for purchase of 808 thousand shares of the Company’s common stock.  During the fiscal year ended December 31, 2008, the Company incurred interest expense of $50 thousand on the Catalysis Notes.  At December 31, 2008 accrued interest on the Catalysis Notes totaled $50 thousand.

11. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2008 and 2007 are comprised of the following(in thousands):

	2008	2007
Accrued interest	$237	$168
Accrued lease liability	56	—
Accrued derivative liability	1,766	—
Accrued dividends on preferred stock	134	134
Accrued salaries	17	212
Accrued officer severance	268	—
Accrued director's fees	145	—
Contingent tax liability	701	673
Other	34	6
Total accrued liabilities	$3,358	$1,193

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12. EQUITY TRANSACTIONS

Convertible Preferred Stock
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

Common Stock
On January 29, 2007, the Company entered into a subscription agreement with A Plus, pursuant to which the Company sold to A Plus 800 thousand shares of its common stock and warrants to purchase an additional 300thousand shares of its common stock.  The Company received gross proceeds of $500thousand in cash and a $500 thousand deposit against future shipments.The deposit was fully utilized at December 31, 2007. The warrants have a term of five (5) years and an exercise price equal to $2.00 per share.

Between January 29, 2007 and June 7, 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The Company issued and sold to the investors an aggregate of 2.2 million shares of its common stock and warrants to purchase an additional 1.1 million shares of its common stock.  The warrants are exercisable for a period of three to five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share.  These issuances resulted in aggregate gross proceeds to the Company of $2.7 million.The Company was required to file a registration statement within 120 days after April 5, 2007 covering the resale of 2.0 million shares of our Common Stock purchased in these private placements.  The registration statement was not filed until November 16, 2007 and we therefore issued, as liquidated damages, warrants with a term of five years and an exercise price of $2.00 per share to purchase 200 thousandshares of our Common Stock.  We recognized $193 thousand in expense as a result ofthese liquidated damaged

Pursuant to the Merger between the Company and SurgiCount, in the event that prior to the fifth anniversary of the closing of the Merger the cumulative gross revenues of SurgiCount exceed $1.0 million, the Company is obligated to issue an additional 100thousand shares of the Company’s common stock to certain SurgiCount founders. As discussed in Note 7, cumulative gross revenues of SurgiCount exceeded $1.0 million and therefore the Company issued an additional 100thousand shares of the Company’s common stock, valued at $145thousand.  Between June 2007 and December 2007 the Company recorded $145 thousand of goodwill as a result of these issuances, based on the estimated fair value of the shares.

On October 17, 2007, the Company sold, in a private placement exempt from the registration requirements of the Securities Act, 1.3 million shares of the Company’s common stock at $1.25 price per share and issued five-year warrants to purchase 763thousand shares of common stock at an exercise price of $1.40 per share, pursuant to a Securities Purchase Agreement entered into with Francis Capital Management, LLC, (“Francis Capital”) an accredited investor.  The investor paid $1.5 million in cash and agreed to extinguish $90thousand in existing debt owed to it by the Company.

On May 27, 2008 the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act.  The Company issued and sold to these accredited investors an aggregate of 2.1 million shares of its common stock and warrants to purchase an additional 1.3 million shares of its common stock.  The warrants are exercisable for a period of five years, have an exercise price equal to $1.40.  These issuances resulted in aggregate gross proceeds to the Company of $2.2 million and the extinguishment of $426 thousand in existing debt.  We used the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities. Between April 2008 and June 2008, the Company issued 1.7 million warrants to officers, directors and consultants of the Company.  The warrants were issued in place of prior issuances of stock options with exercise prices well above market price that were cancelled.  The exercise prices of the warrants were $1.25 and $1.75 and vested over four years.  During this same time period, 263 thousand warrants were issued to directors and consultants with an exercise price of $1.25 and $1.75 that vested upon grant.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

On July 31, 2008, the Company issued 153 thousand shares of its common stock to Ault Glazer Capital Partners, LLC.  The shares were issued in satisfaction of unpaid accrued interest of $103 thousand due on the senior secured promissory note held by Ault Glazer Capital Partners and prepaid interest of $127 thousand.  The accrued interest paid, which was in default, was converted into shares of the Company’s common stock at a conversion price of $1.50 per share.

On August 1, 2008 the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act.  The Company issued and sold to these accredited investors an aggregate of 2.0 million shares of its common stock and warrants to purchase an additional 1.2 million shares of its common stock.  The warrants are exercisable for a period of five years, have an exercise price equal to $1.40.  These issuances resulted in aggregate gross proceeds to the Company of $2.4 million and $83 thousand in debt extinguishment which included $50 thousand paid in common stock and $37 thousand was forgiven.  We used the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities. Between September 12, 2008 and November 6, 2008 the Company issued 800 thousand shares of common stock to Ault Glazer Capital Partners, LLC.  The shares were issued in partial satisfaction of the senior secured promissory note held by Ault Glazer Capital Partners.    The issuance of the Company’s common stock reduced the principal balance.

On December 29, 2008, we issued 25 thousand shares of common stock to Herbert Langsam, currently a director of the Company.  The shares were issued, in return for a maturity date extension to June 30, 2009, on two loans held by Mr. Langsam.  Prior to December 29, 2008 the loans had been in default.

13. WARRANTS AND WARRANT DERIVATIVE LIABILITY

The following table summarizes warrants to purchase common stock activity for the two years ended December 31, 2008:

		Range of Exercise
	Amount	Price
Warrants outstanding December 31, 2006	3,274,521	$1.25 - $6.05

Issued	2,872,120	$1.40 - 2.00
Cancelled/Expired	(32,120)	$3.50

Warrants outstanding December 31, 2007	6,114,521	$1.25 - $6.05

Issued	4,617,875	$1.40 - 2.00
Cancelled/Expired	(12,500)	$3.55

Warrants outstanding December 31, 2008	10,719,896	$1.25 - $6.05

The warrants issued during the year ended December 31, 2008 and 2007 were issued primary in connection with the various subscription agreements entered into by the Company as well as payments for services and accrued interest. The warrants outstanding as of December 31, 2008 have exercise terms of 3-5 years from the date of issuance and exercise dates ranging from June 2009 through September 2013.

As discussed in Note 4, EITF 00-19 requires analysis of criteria which must be met in order to classify warrants issued in a Company’s own stock as either equity or liabilities.  Evaluation of these criteria during, 2008 resulted in the determination that certain outstanding warrants should be classified as derivative liabilities.

Based on this analysis, 5.3 million warrants have been classified as warrant derivative liabilities.  As of December 31, 2008, the total fair value of the warrant derivative liabilities is $1.8 million, which is included as a component of accrued liabilities.  Based on the change in fair value of the warrant derivative liability, the Company recorded a non-cash gain of $2.6 million for the year ending December 31, 2008.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14. FAIR VALUE MEASUREMENTS

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

At December 31, 2008 the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $1.8 million.  The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 assets and liabilities for the year ended December 31, 2008.

	January 1, 2008	Transfers into Level 3	Net realized gains included in earnings	December 31, 2008

Warrant derivative liability	—	$ (4,344)	$2,582	$(1,766)

Gains included in earnings for the period ended December 31, 2008, are reported in other income/expensein the amount of $2.6 million.

15. STOCK OPTION PLANS

In September 2005, the Board of Directors of the Company approved the Amended and Restated 2005 Stock Option and Restricted Stock Plan (the “2005 SOP”) and the Company’s stockholders approved the Plan in November 2005. The Plan reserves 2.5 million shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non–employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options expire 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A summary of stock option activity for the year ended December 31, 2008 is presented below(in thousands except exercise price and weighted average):

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

December 31, 2007	1	1,650	$3.49	8.43	$—
Restricted Stock Awards	—
Grants	(745)	745	$1.53	9.76
Cancellations	768	(768)	$4.59	8.25

December 31, 2008	24	1,627	$4.40	8.50	$—
Options exercisable at:
December 31, 2006		833	$4.90	8.54	$—
December 31, 2007		783	$4.40	7.83	$—
December 31, 2008		1,171	$2.62	8.50	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on December 31, 2008and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. There have been no options exercised during the year ended December 31, 2008.

A summary of the changes in the Company’s non-vested options during the year ended December 31, 2008 is as follows(in thousands, except value):

Nonvested Shares	Shares	Weighted Average Grant Date Fair Value

Nonvested at December 31,2007	1,166	$1.75
Granted	745	2.62
Vested	710	2.28
Cancelled and forfeited	(15)	5.48
Nonvested at December 31,2008	1,187	2.62

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

All options that the Company granted during 2008 and 2007were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Year Ended December 31,
	2008	2007
Weighted average risk free interest rate	3.60%	4.50%
Weighted average life (in years)	8.24	5.00
Volatility	113 - 135%	98 - 101%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.95	$1.16

During the year ended December 31, 2008, the Company recorded compensation costs related to stock options of $920 thousand.  As of December 31, 2008, total unrecognized compensation cost related to unvested stock options was $1,064 thousand.  The cost is expected to be recognized over a weighted average period of 6.3 years.

16. RELATED PARTY TRANSACTIONS

Due from Related Parties

During the three months ended March 31, 2007 and year ended December 31, 2006, the Company paid approximately 25% of the base rent on the corporate offices and The Ault Glazer Group, Inc. ("Ault Glazer") paid the remaining base rent based upon their respective usage of the facilities. The office equipment leases and 25% of the security deposit securing the office lease are in the Company’s name.  As part of the Ault Glazer Capital Partners LLC (“AG Capital Partners”) Secured Promissory Note Amendment, these leases and the security deposit were to be taken out of the Company’s name and put into AG Capital Partners name.  This has not happened and the equipment leases are currently in default and our shown on our balance sheet as a current liability.  The total outstanding balance on the equipment leases as of December 31, 2008 is $55 thousand.

Together, Milton “Todd” Ault III, former Chairman and Chief Executive Officer of the Company, and Louis Glazer, a former Director of the Company, and Melanie Glazer, the former Manager of our real estate segment, (together, the “Glazers”) own a controlling interest in the outstanding capital stock of Ault Glazer.  As of December 31, 2008 and 2007, the Glazers beneficially own approximately 98% of the outstanding preferred stock of the Company.  As of December 31, 2008 and December 31, 2007, Ault Glazer, Mr. Ault and the Glazers indirectly beneficially owned or controlled greater than 10% and less than 1% of the outstanding common stock of the Company.

Loans

During the year ended December 31, 2007, the Company received loans from Ault Glazer Capital Partners, LLC (“AG Capital Partners”).  Ault Glazer & Company Investment Management, LLC is the managing member of AG Capital.  The managing member of Ault Glazer & Company Investment Management, LLC is Ault Glazer.  Mr. Ault is Chairman, Chief Executive Officer and President of Ault Glazer.

Convertible Debentures and Notes Payable

As of December 31, 2008 and 2007, the Company has convertible debentures and  notes payable agreements issued to related parties with aggregate outstanding principal balances of $2.5 million and $3.1 million, respectively (See Note 10).

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A Plus International, Inc.

During the years ended December 31, 2008 and 2007, the Company recognized cost of goods sold of $1.4 million and $467 thousand, respectively, in connection with surgical sponges provided by A Plus.  As part of the May 2008 financing, the Company recorded $700 thousand in prepaid expenses to be used against inventory ordered from A Plus.  As of December 31, 2008 the entire $700 thousand had been applied to surgical sponge purchases, leaving a balance of zero in prepaid expenses relating to this transaction.  Wenchen Lin, a director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

Health West Marketing Inc.

During the years ended December 31, 2008 and 2007 Health West Marketing Incorporated received payments for consulting services, of $240 thousand annually, from A Plus International, Inc.  William Adams the Company’s former Chief Executive Officer is the Chief Executive Officer and President of Health West Marketing Inc.  The consulting arrangement between A Plus and Health West has been an ongoing agreement between the respective parties.  The Company does not recognize this income or expense on their financial statements.

ASG

During the period from June 29, 2007 to August 13, 2007, Automotive Services Group sold its express car wash and underlying real estate and a parcel of undeveloped land located in Birmingham, Alabama to Charels H. Dellaccio and Darrell Grimsley.  Mr. Grimsley was the Chairman of the Board and Chief Executive Officer of Automotive Services Group.

17.  INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components for the years ended December 31, 2008 and 2007:

	2008	2007
United States	$(4,814)	$(6,997)
Foreign	-	-
	$(4,814)	$(6,997)

The (benefits) provisions for income taxes for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Current:
Federal	$-	$26
State	18	5
Subtotal current	18	31

Deferred:
Federal	(428)	-
State	(28)	-
Subtotal deferred	(456)	-

Total (benefit) provision for income taxes	(439)	31

For the years ended December 31, 2008 and 2007, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2008		2007
Federal statutory tax rate	(34.00	) %	(34.00	) %
Warrant derivative liability	(17.95)		-
State and local income taxes, net of federal tax Benefit	(7.02)		0.08
FIN 48 Adjustments	80.74		-
Non deductible items	0.94		-
Incentive stock options	11.58		-
Other	5.70		-
Valuation allowance	(48.97)		27.89

Total effective tax rate	(8.99	) %	(0.41	) %

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Payroll related accruals	$329	$268
Intangible assets	-	100
Stock based compensation	-	1,959
Other	25	68
Total deferred tax asset	354	2,395
Deferred tax liability:
Other	(26)	0
Book and tax basis difference arising from purchased patents	(1,370)	(1,500)
Total net deferred tax (liability) asset	(1,042)	895
Less valuation allowance	-	(2,395)
Net deferred tax liability	$(1,042)	$(1,500)

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.  As of December 31, 2008, the Company has provided a valuation allowance in the amount of $0, a decrease of $2,395.  The federal and state net operating losses expire in varying amounts through 2028.

On January 1, 2007 the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB No. 109” (“FIN No. 48”). FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of FIN No. 48.

As of December 31, 2008, the Company has not yet completed its analysis of the deferred tax assets for federal and state net operating losses of $30 million and $29 million, respectively.  The Company has not yet completed its analysis of the deferred tax asset for stock compensation of $3 million issued prior to 2008.  As such, these amounts and the offsetting valuation allowance have been removed from the Company's deferred tax assets.  The Company will complete an analysis of the net operating losses under Internal Revenue Code §382 regarding the limitation of the net operating losses. Future changes in ownership could further limit the ability to recognize the benefits of its deferred tax assets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
Gross unrecognized tax benefits at January 1	$—	$—
Increases for tax positions in current year	—	—

Gross unrecognized tax benefits at December 31	$—	$—

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2005 through December 31, 2008. The Company and its subsidiaries’ state tax returns are also open to audit under similar statute of limitations for the calendar years ended December 31, 2004 through December 31, 2008. The Company is currently not under examination by any taxing authorities.

The Company accrues interest on unrecognized tax benefits as a component of income tax expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no such accrued interest or penalties included in the accrued liabilities associated with unrecognized tax benefits as of the date of adoption.

Additionally, the Company is subject to tax examinations for payroll, value added, sales-based and other taxes. The Company is currently not under examination by the taxing authorities relating to these other types of taxes.  Where appropriate, the Company has made accruals for these matters which are reflected in the Company’s consolidated financial statements.

18.  COMMITMENTS AND CONTINGENCIES

Operating Lease

During November 2007, the Company entered into an operating agreement for office space for Surgicount.  The lease requires monthly payments of $10 thousand, subject to an annual increase of 3.5% per year, from January 1, 2008 through December 31, 2010.  Future minimum annual rent payments of $117 thousand and $121 thousandare due during the years ended December 31, 2009, and 2010 respectively, represent the remaining obligation under the Company’s existing operating lease.

Rent expense during the years ended December 31, 2008 and 2007was $ 114 thousandand $79 thousand, respectively.

The Company entered into leases for office equipment at their former location which included telephone equipment and basic office equipment.  It was agreed upon that the sub-tenant would continue to pay the lease payment for the use of the equipment.  In September 2008, the sub-tenant defaulted on the leases and the Company became obligated to pay for the remaining terms of the lease.  The total future payments are approximately $68 thousand and are included in the number represented below for the year ended December 31, 2009.

The following table sets forth information relating to our commitments and contingencies as of December 31, 2008:

Years ending December 31,	Operating	Capital

2009	$195	$—
2010	129	—
2011	5	—
2012	3	—
2013	3	—
Total	$335	$—

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Contingent Tax Liability

In the process of preparing our federal tax returns for prior years, the Company’s management found there had been errors in reporting income related to stock grants made to certain employees and consultants to the recipients and the respective taxing authorities.   In addition, the Company determined that required tax withholding relating to these stock grants had not been made or remitted, as required.

Due to the Company’s failure to to properly report this income and withhold/remit required amounts, the Company is liable for the the amounts that should have been withheld plus related penalties and interest.   The Company has estimated its contingent liability based on the estimated required federal and state withholding amounts, the employee and employer portion of social security taxes as well as the possible penalties and interest associated with the error.

Although the Company’s liability may ultimately be reduced if it can prove that the taxes due on this income were paid on a timely basis by the recipient, the estimated liability accrued by the Company is based on the assumption that it will be liable for the entire amounts due to the uncertainty with respect to whether or not the recipient made such payments.

As the Company determined that it is probable that it will be held liable for the amounts owed, and as the amount could be reasonably estimated, an accrual for the estimated liability has been included in accrued liabilities as of December 31, 2008.  In addition, as indicated in Note 2, the amounts attributable to 2006 have been recorded as adjustments to the respective opening balances as of January 1, 2007, and the amounts attributable to 2007 have been reflected in the restated balances in the financial statements as of, and for the year ended December 31, 2007, herein.

The table below breaks out the estimated liability by year (in thousands):

Year Ended December 31,	Contingent Tax Liability *
2006	486
2007	187
2008	28
Total	$701

* Includes interest and penalties

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

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a new lawsuit (the “new Leve Lawsuit”) against the Company, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). The new Leve Lawsuit attempts to collect a federal default judgment of $5,014,000 entered against only two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against a number of additional entities who are not judgment debtors. Further, the new Leve Lawsuit attempts to enforce the plaintiffs default judgment against entities who were dismissed on the merits from the underlying action in which plaintiffs obtained their default judgment. An unfavorable outcome in the lawsuit may have a material adverse effect on the Company's business, financial condition and results of operations.  The Company believes the lawsuit is without merit and intends to vigorously defend itself.  These consolidated interim financial statements do not include any adjustments for the possible outcome of this uncertainty.  On January 29, 2009 the Superior Court of California issued a preliminary ruling in the Company’s favor.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Employment Agreements

The Company has entered into employment agreements with certain of its executives, which provide for annual base compensation plus, in most cases, bonuses and other benefits.  As of December 31, 2008, approximate future annual base compensation under these agreements is as follows(in thousands):

Years ended December 31,
2009	2010	Total

$230	$—	$—

19. SEGMENT REPORTING

The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.Based on the restructuring of the Company’s operations in 2007 to focus solely on its medical products business, the Company only operates within a single industry and as such, segment information is no longer reported.

20. SUBSEQUENT EVENTS

Departure and Election of Officers and Directors

On January 5, 2009, William Adams, resigned as the President and Chief Executive Officer of the Company.  Mr. Adams also resigned as an officer and director of the Company’s subsidiary to which he served in such capacities, also effective January 5, 2009.  Mr. Adams has agreed to stay on with the Company as a consultant.

On January 5, 2009, the Company’s Board of Directors appointed David Bruce as its President and Chief Executive Officer, effective immediately.  Mr. Bruce was also appointed to the Board of Directors.  In connection with this appointment, on January 5, 2009 the Company entered into an employment agreement with Mr. Bruce (the “Agreement”).

The Agreement has the following terms:  Mr. Bruce will receive an initial annual base salary of $325,000 and he is eligible to receive an incentive bonus each fiscal year in the amount of not less than 25% of his annual base salary for such year, with the payment of such bonus based on Mr. Bruce’s achievement of performance objectives established by the Company’s Board of Directors each fiscal year.  The Agreement also provides for certain severance arrangements for Mr. Bruce, beginning six months after the effective date of the Agreement.  In the event that Mr. Bruce’s employment is terminated without cause the Company is required to pay Mr. Bruce (1) all accrued but unpaid compensation; (2) severance payments based on his annual base salary for a period of twelve months; (3)  a pro-rated bonus for the year in which termination occurred; and (4) payment of, or reimbursement for, the continuation of his health and welfare benefits coverage pursuant to COBRA for a twelve-month period following such termination or resignation date.

Pursuant to the Agreement, the Company granted Mr. Bruce incentive stock options to purchase 2,000,000 shares of the Company’ common stock.  The exercise price of the option was set at the average closing price of the Company’s common stock for the ten trading days prior to the effective date of the Agreement.  Upon the six-month anniversary of the effective date of the Agreement, 250,000 Shares subject to the Option shall vest and become exercisable and thereafter, the remaining shares will vest over a forty-two month period at the rate of 1/48th of the total shares per month.  In addition, upon a change of control of the Company that occurs during his employment, any unvested options shall become fully vested and Mr. Bruce will receive a cash payment of two times his current base salary.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Prior to joining the Company, Mr. Bruce, 49, was the Chief Executive Officer of EP MedSystems, Inc. a developer of electrophysiology devices, which was recently acquired by St. Jude Medical.  Mr. Bruce’s experience also includes nine years of increasing responsibility at Acuson Corporation and the Ultrasound Division of Siemens, including as General Manager of the intracardiac echo (ICE) catheter.  He also served as Vice President, Marketing for EVL, a laser vision correction company. Mr. Bruce received an MBA from the Wharton School and BS in Mechanical Engineering from the University of California, Berkeley.

On January 6, 2009 Richard Bertran, resigned as President of SurgiCount Medical, Inc., the Company’s subsidiary, effective immediately.

On March 11, 2009 Mssrs. William Adams and David Augustine resigned from the Company’s Board of Directors.  Mr. Augustine also resigned his position as Corporate Secretary.  Mary Lay, the Company’s Interim Financial Officer was appointed to fill the vacancy.

Financing

On January 29, 2009, the Company entered into a Senior Secured Note and Warrant Purchase Agreement, pursuant to which, the Company sold Senior Secured Promissory Notes (the “Notes”) in the principal amount of $2.6 million and warrants to purchase 1.5 million shares of the Company’s common stock (the “Warrant”), to several accredited investors (the “Investors”).  The Investors paid $2.0 million in cash and converted $550 thousand of existing debt and accrued interest into the new Notes.   The Notes accrue interest at 10% per annum, throughout the term of the notes, and unless earlier converted into a Financing Round, have a maturity date of January 29, 2011.  The Warrants have an exercise price of $1.00 and expire on January 29, 2014.

The Note Holders have the option to participate in the next issuance of Securities issued by the Company for cash or the exchange of debt, taking place after the Closing and prior to the Note’s maturity date.  The Company has the right to prepay the unpaid principal and interest due on the Notes without any prepayment penalty.  The Notes are secured by essentially all of the Company’s assets including but not limited to the Company’s interest in their primary operating subsidiary, SurgiCount Medical Technologies, Inc.

The financing was completed through a debt placement to one or more accredited investors and was exempt from registration under the Securities act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 thereunder.  The Warrants and the shares issuable upon exercise of the Warrants have not yet been registered under the Securities Act or any state securities laws.  Unless so registered, such securities may not be offered or sold absent an exemption from, or in a transaction not subject to, the registration requirement of the Securities Act and any applicable state securities laws

Legal

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a new lawsuit (the “new Leve Lawsuit”) against the Company, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). The new Leve Lawsuit attempts to collect a federal default judgment of $5,014,000 entered against only two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against a number of additional entities who are not judgment debtors. Further, the new Leve Lawsuit attempts to enforce the plaintiffs default judgment against entities who were dismissed on the merits from the underlying action in which plaintiffs obtained their default judgment. An unfavorable outcome in the lawsuit may have a material adverse effect on the Company's business, financial condition and results of operations.  The Company believes the lawsuit is without merit and intends to vigorously defend itself.  These consolidated interim financial statements do not include any adjustments for the possible outcome of this uncertainty.  On January 29, 2009 the Superior Court of California issued a preliminary ruling in the Company’s favor.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of o possible controls and procedures.

Based on this evaluation, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008 at the reasonable assurance level for the reasons discussed below related to identified material weaknesses in our internal controls over financial reporting.

To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statement included in this annual report have been prepared in accordance with accounting principles generally accepted in the United States of America.  Accordingly, management believes that the financial statements included in this report fairly present all material respects of our financial condition, results of operations and cash flows for the periods presented.

We recognize the importance of internal controls and management is making an effort to mitigate this material weakness to the fullest extent possible.  At any time, if it appears that any control can be implemented to continue to mitigate such weakness, it will be immediately implemented.

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

The Company’s management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” These criteria are in the areas of control environment, risk assessment, control activities, information and communication, and monitoring. The Company’s assessment included extensive documenting, evaluating and testing the design and operating effectiveness of its internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be presented or detected on a timely basis.

Based on management’s assessment, we have concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective due to  the material weaknesses identified below:

1.	We have concluded that the Company’s General Control Environment was ineffective due to the following identified weaknesses:

a.	We had not established an adequate tone at the top by management and the board of directors concerning the importance of, and commitment to, internal control and generally accepted business practices.
b.
We had not designed and implemented policies and procedures to ensure effective oversight by the Company’s board of directors and consistent operation by the board of directors in accordance with committee charters.

c.
We had not designed and implemented policies and procedures to ensure effective monitoring by management of financial and operational activities and to measure actual results against expected results and planned objectives.

To address these identified weaknesses, the board of directors initends to appoint two additional, independent members to the audit committee, one being a financial expert, and has taken steps to insure compliance with the committee charters.  In addition, to correct the weakness related to management, the board hired anew  Interim Chief Financial Officer in October 2008 and a new Chief Executive Officer in January 2009, both of whom have relevant public company financial controls experience.

2.
We had not designed and implemented policies and procedures to ensure effective risk assessment processes by management and the board of directors designed to identify and mitigate internal and external risks that could impact the Company’s ability to achieve its objectives.  To correct this weakness, the Company has engaged an internal control specialist to design and help to implement effective risk assessment processes.

3.
We hadnot designed and implemented effective internal control policies and procedures relating to equity transactions and share-based payments.  To correct these deficiencies the Company has implemented policies and procedures to formalize procedures relating to transactions of this nature and ensure that such transactions are entered into and issued in accordance with board of director approvals.  Further, the Company has implemented a software program specifically designed to track and account for share-based payments.

4.
We hadnot designed and implemented effective internal control policies and procedures to ensure the proper reporting of income and accounting for payroll taxes related to certain stock grants to employees and consultants. This weakness resulted in the need for a restatement of previously issued financial statements due to the correction of an error for the cumulative effect of the understatement of payroll taxes and the related accrued liability for stock awards issued in 2005 and 2006, as of the beginning of the year ended December 31, 2007, and for the effect of the understatement in these accounts for the year ended December 31, 2007.  To correct these deficiencies the Company plans to design and implement policies and procedures to ensure that all reporting obligations and required withholdings related to stock grants to employees and consultants are processed and reported on a timely basis.

5.
We hadnot designed and implemented effective internal control policies and procedures to provide reasonable assurance regarding the accuracy and integrity of spreadsheets and other “off system” work papers used in the financial reporting process.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by the Company’s independent registered public account firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above in connection with the identified material weaknesses, we made no changes during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Item 9B. Other Information.

 None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information called for in this Item 10,  is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the Company’s 2009 Annual Meeting of Shareholders (the “2009 Annual Meeting”) under the captions “Proposal 1-Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board of Directors and Committees of the Board” and “Corporate Governance-Policies on Business Ethics: Chief Compliance Officer.”

Item 11. Executive Compensation.

The information called for by this Item 11 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2009 Annual Meeting under the captions “Compensation Discussion and Analysis” and “Executive Compensation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by this Item 12 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2009 Annual Meeting under the captions, “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information called for by this Item 13 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2009 Annual Meeting under the captions “Certain Relationships and Related Transactions” and “Corporate Governance-Director Independence”.

Item 14. Principal Accountant Fees and Services.

The information called for by this Item 14 is incorporated herein by reference to the Company’s Definitive Proxy Statement (which will ve filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to the 2009 Annual Meeting under the captions “Independent Accounts” and “Board of Directors and Committees of the Board-Committees of the Board.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Item 15(a).  The following documents are set forth under Part II, Item 8 of this Annual Report on Form 10-K.

(1)  Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet
Consolidated Statement of Operations
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statement of Cash Flows
Notes to Consolidated Financial Statements

Item 15(a)(2)  Exhibits List.

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
4.10
Warrant to purchase 85,000 shares of common stock issued by Patient Safety Technologies, Inc. to Charles J. Kalina III on July 12, 2006 (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July14, 2006)

4.11	Warrant to purchase 100,000 shares of common stock issued by Patient Safety Technologies, Inc. to Charles J. Kalina III on November 3, 2006
4.12*	Amended Promissory Note dated September 5, 2008 between the Company and Ault Glazer Capital Partners, LLC.
10.1
Amended and Restated Stock Option and Restricted Stock Plan (Incorporated by reference to Annex A to the Company’s Revised Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on October 18, 2005)

Exhibit Number	Description
10.2
Employment Agreement entered into as of June 13, 2005 by and between Patient Safety Technologies, Inc. and William B. Horne (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 16, 2005)

10.3
Employment Agreement dated October 31, 2005 between SurgiCount Medical, Inc., Patient Safety Technologies, Inc. and Richard Bertran (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2005)

10.4
Employment Agreement entered into as of April 21, 2006 between SurgiCount Medical, Inc., Patient Safety Technologies, Inc. and William M. Adams (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2006)

10.5
Engagement Letter dated February 10, 2006 between Analog Ventures, LLC and Patient Safety Technologies, Inc. (Incorporated by reference to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006, filed with the Securities and Exchange Commission on May 19, 2006)

10.6
Security Agreement dated May 1, 2006, between the Company and the Herbert Langsam Revocable Trust (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2006)

10.7
Secured Convertible Note and Warrant Purchase Agreement dated June 6, 2006 between the Company and Alan Morelli (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2006)

10.8
Registration Rights Agreement dated June 6, 2006 by and between Patient Safety Technologies, Inc. and Alan E. Morelli(Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June9, 2006)

10.9
Subscription Agreement dated August 30, 2006 between Patient Safety Technologies, Inc. and Nobu Ventures Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006)

10.10
Secured Convertible Note and Warrant Purchase Agreement dated September 8, 2006 between the Company and Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007)

10.11
Pledge Agreement and Addendum to Pledge Agreement dated as of September 8, 2006 between the Company and Steven J. Caspi (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2007)

10.12
Supply Agreement dated November 14, 2006 between SurgiCount Medical, Inc. and Cardinal Health 200, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 20, 2006)

10.13
Exclusive License and Supply Agreement dated January 26, 2007, by and among SurgiCount Medical, Inc. and A Plus International, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007)

10.14
Subscription Agreement dated January 26, 2007 between Patient Safety Technologies, Inc. and A Plus International, Inc. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007)

10.15
Subscription Agreement dated January 29, 2007 between Patient Safety Technologies, Inc. and Nite Capital, LP. (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007)

10.16
Subscription Agreement dated January 29, 2007 between Patient Safety Technologies, Inc. and David Wilstein and Susan Wilstein, as Trustees of the Century Trust (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 2, 2007)

Exhibit Number	Description
10.17
Form of Subscription Agreement entered into between March 7, 2007 to April 5, 2007 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on May 16, 2007)

10.18
Secured Convertible Note issued August 10, 2007 with an effective date of June 1, 2007 between the Company and Ault Glazer Capital Partners, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007)

10.19
Guaranty of Payment by Surgicount Medical, Inc. and Patient Safety Technologies, Inc., in favor of Ault Glazer Capital Partners, LLC in connection with the $2,530,558.40 Promissory Note issued August 10, 2007 with an effective date of June 1, 2007 by the Company to Ault Glazer Capital Partners, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007)

10.20
Form of Subscription Agreement entered into between March 7, 2007 to April 5, 2007 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on May 16, 2007)

10.21
Secured Convertible Note issued August 10, 2007 with an effective date of June 1, 2007 between the Company and Ault Glazer Capital Partners, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007)

10.22
Guaranty of Payment by Surgicount Medical, Inc. and Patient Safety Technologies, Inc., in favor of Ault Glazer Capital Partners, LLC in connection with the $2,530,558.40 Promissory Note issued August 10, 2007 with an effective date of June 1, 2007 by the Company to Ault Glazer Capital Partners, LLC (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2007)

10.23
Form of Subscription Agreement entered into on May 27, 2008 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on June 2, 2008.

10.24
Form of Subscription Agreement entered into on August 1, 2008 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on August 14, 2008.

10.25*	Executive Services Agreement dated July 11, 2008 between Patient Safety Technologies, Inc. and Tatum LLC for the employment of Mary A. Lay as the Interim Chief Financial Officer.
10.26*	Employment Agreement dated January 5, 2009 between Patient Safety Technologies Inc. and David I. Bruce.
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

21.1*	Subsidiaries of the Company
31.1*	Certification of Chief Executive required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

Date: April 15, 2009	By:	/s/ Mary A. Lay.
Name: Mary A. Lay
Title: Interim Chief Financial Officer and Principal Accounting Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven H. Kane	Chairman of the Board	April15, 2009
Steven H. Kane

/s/ David I. Bruce	President and Chief Executive Officer (principal executive officer), Director	April15, 2009
David I. Bruce

/s/ John Francis	Director	April15, 2009
John Francis

/s/ Wenchen Lin	Director	April15, 2009
Wenchen Lin

/s/ Louis Glazer	Director	April15, 2009
Louis Glazer, M.D., Ph.G.

/s/ Herbert Langsam	Director	April15, 2009
Herbert Langsam