Form 10-K/A
period 2008-12-31
Patient Safety Technologies, Inc
filed 2009-05-01
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code: (951) 587-6201

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.33 per share	OTC Bulletin Board

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

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2008

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or the "Amendment", amends Patient Safety Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on April 16, 2009, or the "Original Filing".  The purpose of this Amendment is to include certain information required by Part III of Form 10-K that was omitted from Part III of the Original Filing because it was to be incorporated by reference to our definitive Proxy Statement for the 2008 Annual Meeting of Stockholders.  Because our definitive proxy Statement will not become definitive within 120 days after the end of the fiscal year ended December 31, 2008, the information required by Part III of the Annual Report on Form 10-K cannot be incorporated by reference and therefore must be included in the Annual Report.  This Amendment contains the information that was previously omitted from Part III of the Original Filing.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, our Chief Executive Officer and Interim Chief Financial Officer have reissued their certifications. Accordingly, Item 15 has also been amended to reflect the filing of such certifications.

Except as described above no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates.  Accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment. In this Amendment, unless the context indicates otherwise, the terms “we”, “us”, and “our” refer to Patient Safety Technologies, Inc. and our subsidiary.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of March 31, 2009, our board of directors, or the Board, consisted of six directors:  Steven H. Kane, David I. Bruce, John P. Francis, Wenchen Lin, Herbert Langsam and Louis Glazer, M.D.

Set forth below are the names of our directors, their ages, their offices with us, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships.  Each director is appointed to serve until our next annual meeting of stockholders or the sooner of his resignation or the date when his successor is duly appointed and qualified.

Name	Age	Position (s)

Steven H. Kane (1)(2)(3)	56	Chairman of the Board of Directors

David I. Bruce	49	President, Chief Executive Officer and Director

John Francis	43	Director

Louis Glazer, M.D., Ph.G. (2)	78	Director

Herbert Langsam (2)	78	Director

Wenchen Lin	53	Director

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating Committee

Steven H. Kane, age 56, is the Company’s Chairman and has served as a director of the Company since November 26, 2007.  Mr. Kane is currently the President, Chief Executive Officer and Director of Protalex, Inc. (OTCBB: PRTX) and has over 30 years experience in the health care industry. From April 1997 to August 2000, Mr. Kane served as Vice President of North American Sales & Field Operations for Aspect Medical. While at Aspect, he helped guide the company to a successful initial public offering in January 2000. Prior to Aspect, Mr. Kane was Eastern Area Vice President for Pyxis Corporation, where he was instrumental in positioning the company for its successful initial public offering in 1992. Pyxis later was acquired by Cardinal Health for $1 billion. Prior to that, Mr. Kane worked in sales management with Eli-Lilly and Becton Dickinson.

David I. Bruce, age 49, has served as a director of the Company since January 2009 and holds the position of President and Chief Executive Officer.  Prior to joining the Company Mr. Bruce was the Chief Executive Officer of EP MedSystems, Inc. a developer of electrophysiology devices, which was acquired by St. Jude Medical in July 2008.  Mr. Bruce’s experience also includes nine years of increasing responsibility at Acuson Corporation and the Ultrasound Division of Siemens, including as General Manager of the intracardiac echo (ICE) catheter.  He also served as Vice President, Marketing for EVL, a laser vision correction company. Mr. Bruce received an MBA from the Wharton School and BS in Mechanical Engineering from the University of California, Berkeley.

John P. Francis, age 43, has served as a director of the Company since November 26, 2007.  Mr. Francis is President of Francis Capital Management, LLC, an investment management firm specializing in small capitalization equities.   Mr. Francis has over eighteen years of experience in investment management, finance and accounting.

Louis Glazer, M.D., Ph.G., age 78, has served as a director of the Company since October 22, 2004. Since October 2004, Dr. Glazer has served in various positions of the Company, including that of Director, Chairman of the Board, CEO, Vice-Chairman and Chief Health and Science Officer, overseeing the development of the Company’s Safety-Sponge™ retained sponge incident reducing system. Until 2002, Dr. Glazer served as the chief anesthesiologist and medical director for the Vitreo-Retinal Clinic in Memphis, Tennessee for over 25 years. Prior to that, Dr. Glazer taught obstetrics anesthesia at the University of Tennessee, while practicing anesthesiology at numerous hospitals in Memphis, Tennessee. Dr. Glazer received his B.S. in pharmacy from the University of Oklahoma and his M.D. from the University of Bologna School of Medicine in Italy.  He presently serves on the Executive Council of the Center for Patient Safety Research and Practice at Harvard Medical School and the Brigham and Women’s Hospital in Boston, MA.

Herbert Langsam, age 78, has served as a director of the Company since October 22, 2004. Mr. Langsam also currently serves as president of Medicare Recoveries, Inc., a private company located in Oklahoma City, Oklahoma focused on providing Medicare claims and recovery services. Mr. Langsam serves as a member of the board of trustees for the Geriatric Research Drug Therapy Institute and as an adjunct professor at the University of Oklahoma Pharmacy School. Previously, Mr. Langsam was the founder, president and chief executive officer of Langsam Health Services, a conglomerate of health care companies that serviced 17,000 long-term care residents, which was acquired by Omnicare, Inc. in 1991. Mr. Langsam also served as the vice president of pharmacy services for Omnicare, Inc. following its acquisition of Langsam Health Services. Mr. Langsam received his B.S. in pharmacy from the University of Oklahoma.

Wenchen Lin, age 53,has served as a director of the Company since March 28, 2007. Mr. Lin has almost twenty years experience as the President and founder of A Plus International, a successful manufacturer producing a variety of surgical dressings, film and plastic products and servicing the custom procedural tray industry on cotton textile products. A Plus has established relationships with key market leaders in the industries A Plus services. Mr. Lin began his career serving as Vice-President to large trade and shipping companies, such as Trade Diversified, Inc. and Brother Trucking Co. and has vast knowledge and experience in overseas factories, trade, transport and distribution. Mr. Lin received his MBA from Ohio University and his accounting degree from Taiwan Suzhou University.

Committees of the Board and Meetings

Meeting Attendance.  The Board met seven times during the fiscal year ended December 31, 2007 and eleven times during the fiscal year ended December 31, 2008. Each Board member, with the exception of Mr. Lin attended 90% or more of the aggregate number of meetings of the Board and of the committees on which he or she served that was held during the period for which he or she was a director or committee member, respectively.  Mr. Lin attended 73% of the meeting held.

Audit Committee.  The Audit Committee operates pursuant to an Amended and Restated Charter of the Audit Committee, which sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.  The Audit Committee member is currently Steven H. Kane, who is considered independent under Rule 10A-3 under the Exchange Act.  Mr. Kane serves as the Chairman of the Audit Committee.

Nominating Committee.  The Nominating Committee has the power and authority to nominate qualified applicants to the Board when a vacancy arises.  The Nominating Committee member currently is Steven H. Kane.  Mr. Kane serves as the Chairman of the Nominating Committee.

Compensation Committee.  The Compensation Committee operates pursuant to an Amended and Restated Charter of the Compensation Committee. The Compensation Committee determines and recommends to the Board the compensation to be paid the Company’s executive officers and also reviews the amount of salary and bonus for each of the Company’s other officers and employees. In addition, the Compensation Committee determines and recommends to the Board the amount of stock option grants to be issued to the Company’s officers and directors under the Company’s existing Stock Incentive Plan and/or Non-Statutory Stock Option Plan, respectively and will determine individual performance awards for such participants.  The Compensation Committee members currently are Messrs. Steven H. Kane and Louis Glazer, M.D. Ph.G.  Mr. Kane is considered independent under Rule 10A-3 under the Exchange Act. Each member of the Compensation Committee is a “non-employee director” for purposes of Rule 16b-3 under Section 16 of the Exchange Act. Mr. Kane serves as the Chairman of the Compensation Committee. Dr. Glazer is a former officer of the Company.

Stockholder Communications With The Board Of Directors

A stockholder who wishes to communicate with the Board or with specific individual directors may send written communications by mail addressed to the Board generally, or to such specific director or directors individually, at: c/o Corporate Secretary, Patient Safety Technologies, Inc., 43460 Ridge Park Drive, Suite 140, Temecula, CA 92590. All communications so addressed will be forwarded to the Board or the individual director or directors, as applicable. Communications will be distributed to the Board, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communications.  Items that are unrelated to the duties and responsibilities of the Board may be excluded, such as:

•	junk mail and mass mailings;

•	resumes and other forms of job inquires;

•	surveys; or

•	solicitations or advertisement.

In addition, any material that is unduly hostile, threatening, or illegal in nature may be excluded, provided that any communication that is filtered out will be made available to any outside director upon request.

Executive Officers

Set forth below is certain information regarding our principal executive officers who are not also directors.  We currently do not have employment agreement with any of our executive officers except David Bruce, our President and Chief Executive Officer, all other executive officers are at-will employees.

Name	Age	Position (s)

Mary A. Lay	52	Interim Chief Financial Officer, Principal Accounting Officer
		and Corporate Secretary

Brian Stewart	37	Vice President, Business Development

Mary A. Lay, age 52, has served as our Interim Chief Financial Officer and Principal Accounting Officer since October 2008 and was appointed Corporate Secretary, March 2009. Prior to joining the Company, from 2005 to 2008, Ms. Lay served as the Chief Financial Officer of Meret Optical Communications, Inc. a privately held manufacturer of RF Subsystems; from 2002 to 2004 as Vice President of Finance and Acting Chief Financial Officer of Sorrento Networks Corporation a mid-market manufacturer of intelligent optical networking solutions listed on the NASDAQ Global Market; from 1999 to 2002 as Chief Financial Officer for a dot.com development stage company and a golf publication and manufacturing company.  Ms. Lay earned a MBA from the University of Phoenix and a BA of Business with emphasis in Financial Accounting from National University.  She received her CPA certification in Maryland.

Brian E. Stewart, age 37, Co-Founder, has served as our Vice President Business Development since January 2009.  Prior to returning to SurgiCount, Mr. Stewart worked in the investment banking division of Credit Suisse and CIBC World Markets.  In addition to his investment banking and entrepreneurial experience, Mr. Stewart’s previous experience includes Strome Investment Management, a hedge fund in Santa Monica, CA.  Mr. Stewart received his MBA from The Anderson School at UCLA and his BA in Economics from UCLA where he graduated Phi Beta Kappa and Summa Cum Laude.

Item 11. Executive Compensation.

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, no executive officer of the Company served either as: (1) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of the Company; (2) a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of the Company; or (3) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire Board of Directors) of another entity, one of whose executive officers served as a director of the Company. Our Compensation Committee had no meetings in 2008. As a result of this, our Board made all the compensation decisions for 2008 and William Horne and William Adams were both executive officers of the Company.

Our Compensation Committee did not meet during 2008. Our Board has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, our Board has decided that the Compensation Discussion and Analysis will be included in the company’s Annual Report on Form 10-K for 2008 and the company’s 2009 proxy statement. This report is provided by the following directors:

Steven H. Kane	David I. Bruce
John Francis	Dr. Louis Glazer
Herbert Langsam	Wenchin Lin

COMPENSATION DISCUSSION AND ANALYSIS

For 2009, we have designed the compensation program for our named executive officers to attract, motivate, and retain key executives who drive the Company’s success. We seek to employ the best executive talent in our line of business. We want to reward our executives for business achievements and satisfaction of corporate objectives. Additionally, the overall executive compensation program, taken as a whole, should align the interests of the executives with the stockholders’ interests.  We achieve these objectives through a compensation package that:

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

The Components of our Executive Compensation Program

Our executive compensation program consists of three elements: base pay; cash bonus and grants of fair market value of either restricted stock or options to purchase shares of our common stock. We use this mix of programs for a variety of reasons:

•	As a package, these types of programs are typically offered by the types of companies from which we would seek executive talent.

•	As a package, these particular programs provide both a current and a long term incentive for the executive officers, thereby aligning the executives’ interests with shareholders.

•	These programs, as a package, provide the executives with short and long-term rewards; this serves as a retention, as well as a motivational, device for the executives.

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

Our Process for Setting Executive Pay

The Compensation Committee’s focus is to determine the compensation of the chief executive officer and to review the proposals of the chief executive officer regarding the compensation for other named executive officers. In 2009, the Compensation Committee will present recommendations to the entire Board of Directors for their approval.

Our executive compensation process begins with the chief executive officer’s submission of each executive’s total pay package to the Compensation Committee for its determination. We maintain a pay structure with ranges for each type of compensation (base pay, bonus, equity grant) for the named executive officers. We have developed this structure based on our knowledge of our industry.

Our process for determining the value of each component of executive pay has functioned in the following manner for 2009:

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

The chief executive officer recommends the equity grant, if any, to a named executive officer. At the time as offer of employment is made, the chief executive officer provides the Compensation Committee with a proposal for equity grants as part of the employment contract process. In this case, in 2009, the amount of the grant will be based on the equity grant ranges for the position, which the Company maintains. In 2009, the Compensation Committee will consider the chief executive officer’s recommendation and makes a final decision based on the factors listed above. Equity grants that were made to named executive officers during 2008 were in connection with a grant specifically authorized by our Board. All of the options granted in 2008 were valued at fair market value as of the date of grant (as further explained below).

We establish the exercise price for our options in the following manner.

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

 In 2008, our Compensation Committee did not meet. Due to the financial position of the Company, with the exception of Richard Bertran, our Board set the base salaries of our named executive officers at the same level as 2007. In the case of Mr. Bertran, our Board increased his base salary because of his increased responsibilities with the Company.  Our Board also determined that in order to conserve cash no annual bonuses were granted or paid in 2008 to our named executive officers. Our Board did make several equity awards to our named executive officers based on each individual’s performance during 2008. Our Board did not document its analysis for any of these compensation decisions.

The following table sets forth information concerning the annual and long-term compensation earned by or paid to our Chief Executive Officer and to other persons who served as executive officers at and/or during the fiscal year ended December 31, 2008, who earned compensation exceeding $100,000 during 2008 and (the “named executive officers”), for services as executive officers for the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(8)	Option & Warrant Awards ($)(8)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (9)	Total ($)
William B. Horne,
Former Chief	2008	131,429	-	-	469,653	-	-	-	601,082
Executive & Chief	2007	218,750	-	30,991	30,896	-	-	-	280,637
Financial Officer (1)

Bill Adams,
Former President &	2008	312,500	-	-	646,381	-	-	11,480	970,361
Chief Executive	2007	312,500	-	-	29,148	-	-	-	341,648
Officer of
SurgiCount (2)

Richard Bertran,
Former President of	2008	260.417	-	-	421,788	-	-	12.343	694,548
SurgiCount(3)	2007	231,243	-	-	53,329	-	-	-	284,572

Mary Lay
Interim Chief	2008	77,903	-	-	-	-	-	-	77,903
Financial Officer(4)

Lynne Silverstein,
Former Executive	2007	105,000	-	25,000	-	-	-	-	130,000
Vice President (5)

James Schafer,
Former Director of	2007	67,051	-	37,500	-	-	-	-	104,551
Manufacturing of
SurgiCount(6)

Milton “Todd” Ault
III, Former Chief	2007	-	-	26,100	-	-	-	-	26,100
Executive Officer (7)

(1)	Mr. Horne resigned October 13, 2008.
(2)	Mr. Adams resigned January 5, 2009.
(3)	Mr. Bertran resigned January 6, 2009.
(4)	Ms. Lay was appointed Interim Chief Financial Officer on October 13, 2008
(5)	Ms. Silverstein resigned October 15, 2007
(6)	Mr. Schafer resigned August 8, 2007
(7)	Mr. Ault resigned January 5, 2007
(8)
Represents the dollar amount recognized for financial reporting purposes of restricted stock grants, warrant grants, and stock options awarded in 2008 and 2007, respectively, computed in accordance with SFAS 123(R).

(9)	Primarily represents car payments paid by the Company

The following table sets forth information with respect to the named executive officers concerning the grant of stock, warrants, stock options during the fiscal year ended December 31, 2008. The Company did not have any outstanding stock appreciation rights (“SARs”) as of December 31, 2008.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Awards: Number of Shares of Stocks or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Milton
“Todd”	2007	0	0	0	0	0	0	15,000	0	0	26,100
Ault
James	2007	0	0	0	0	0	0	25,000	0	0	37,500
Schafer
William	2008	0	0	0	0	0	0	0	471,600	$1.52	469,653
B. Horne	2007	0	0	0	0	0	0	18,019	24,000	$2.00	69,855
Bill	2008	0	0	0	0	0	0	0	650,000	$1.25	646,381
Adams	2007	0	0	0	0	0	0	0	24,000	$2.00	36,917
Lynne	2007	0	0	0	0	0	0	20,000	0	0	25,000
Silverstein
Richard	2008	0	0	0	0	0	0	0	425,000	1.25	421,788
Bertran	2007	0	0	0	0	0	0	0	50,000	1.39	53,329

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
	300,000	1.25	06/12/2018
Bill Adams	87,500	1.25	04/24/2015	—	—
	20,000	2.00	03/16/2012
	4,000	2.00	11/26/2012
Lynne Silverstein	—	—	—	—	—
	175,000	1.25	06/12/2018
Richard Bertran	50,000	1.39	10/02/2017	—	—
	62,500	1.25	04/24/2015	—	—

Pension Benefits

The Company does not offer a pension benefit plan.

Non-Qualified Deferred Compensation

The Company does not offer a non-qualified deferred compensation plan.

Compensation of Directors

As of December 31, 2008, the cash compensation earned by each director of the Company varies.  Steven H. Kane and David Augustine earned $150,000 and $20,000 respectively in fees and Arnold Spangler received stock option grants valued at $134,750.  The other directors were eligible to receive a fee of $500 plus reimbursement of expenses incurred in attending each board meeting.  During 2008, the Company did not compensate Messrs. Langsam, Lin, Francis, Glazer and Adams for serving on the Board of Directors.  All compensation paid to Messrs.  Kane and Augustine is set forth in the “Summary Compensation Table.”

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (7)	Option Awards ($) (7)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Arnold Spangler(1)	-	134,750	-	-	-	-	134,750
Herbert Langsam	-	-	-	-	-	-	-
David Augustine (2)	20,000	-	-	-	-	-	20,000
Wenchen Lin (3)	-	-	-	-	-	-	-
John Francis (4)	-	-	-	-	-	-	-
Steven H. Kane (5)	125,000	-	-	-	-	-	125,000
Louis Glazer, M.D., Ph.G.,	-	-	-	-	-	-	-
William Adams(6)	-	-	-	-	-	-	-

(1)	Mr. Spangler resigned as a director on June 11, 2008 and does not currently serve on the Board or as an Officer.
(2)	Mr. Augustine was appointed as a director effective January 24, 2007 and resigned March 10, 2009. The $20,000 in director’s fees were accrued but not paid.
(3)	Mr. Lin was appointed as a director effective March 28, 2007.
(4)	Mr. Francis was appointed as a director effective November 26, 2007.
(5)	Mr. Kane was appointed as a director effective February 7, 2008. The $125,000 in director’s fees were accrued but not paid.
(6)	Mr. Adams was appointed as a director effective June 11, 2008 and resigned January 5, 2009.
(7)	Represents the dollar amount recognized for financial reporting purposes of restricted stock grants and stock options awarded, computed in accordance with SFAS 123(R).

Securities Authorized for Issuance Under Equity Compensation Plans

On December 31, 2008, there were 2,500,000 options to purchase shares of common stock outstanding under the Amended and Restated Stock Option and Restricted Stock Plan, with 24,000 options, warrants, or shares of common stock available for future issuance under the Amended and Restated Stock Option and Restricted Stock Plan. The following table shows information with respect to equity compensation plans under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Number of shares of restricted common stock issued	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) and (b)
	(a)	(b)	(c)	(d)
Equity compensation plans approved by security holders	1,627,000	849,010	$3.49	23,990

Equity compensation plans not approved by security holders	-0-	-0-	-0-	-0-

Total	1,627,000	849,010	-0-	23,990

Employment Contracts and Termination and Change of Control Arrangements

Effective January 5, 2009, the Company entered into an employment agreement with David I. Bruce as President and Chief Executive Officer. Mr. Bruce will receive an initial annual base salary of $325,000 and he is eligible to receive an incentive bonus each fiscal year in the amount of not less than 25% of his annual base salary for such year, with the payment of such bonus based on Mr. Bruce’s achievement of performance objectives established by the Company’s Board of Directors each fiscal year.  The Agreement also provides for certain severance arrangements for Mr. Bruce, beginning six months after the effective date of the Agreement.  In the event that Mr. Bruce’s employment is terminated without cause the Company is required to pay Mr. Bruce (1) all accrued but unpaid compensation; (2) severance payments based on his annual base salary for a period of twelve months; (3) a pro-rated bonus for the year in which termination occurred; and (4) payment of, or reimbursement for, the continuation of his health and welfare benefits coverage pursuant to COBRA for a twelve-month period following such termination or resignation date.

Pursuant to the Agreement, the Company granted Mr. Bruce incentive stock options to purchase 2,000,000 shares of the Company’ common stock.  The exercise price of the option was set at the average closing trading of the Company’s common stock to the effective date of the Agreement.  Upon the six-month anniversary of the effective date of the Agreement, 250,000 Shares subject to the Option shall vest and become exercisable and thereafter, the remaining shares will vest over a forty-two month period at the rate of 1/48th of the total shares per month.  In addition, upon a change of control of the Company that occurs during his employment, any unvested options shall become fully vested and Mr. Bruce will receive a cash payment of two times his current base salary.

Effective July 18, 2005, the Company’s subsidiary SurgiCount entered into an employment agreement with Richard Bertran as Executive Vice President of SurgiCount. Mr. Bertran’s title subsequently was changed to President of SurgiCount. Mr. Bertran’s annual base compensation under the agreement was $200,000. Effective May 1, 2007 Mr. Bertran’s base salary was increased to $250,000 per year. In addition, Mr. Bertran is entitled to receive: (a) options to purchase 200,000 shares of the Company’s common stock with a strike price of $5.00 per share, which options vested annually over three years; and (b) 10,000 restricted shares of the Company’s common stock as a signing bonus.  Mr. Bertran resigned from the Company January 6, 2009.

Effective April 21, 2006, the Company’s subsidiary SurgiCount entered into an employment agreement with William M. Adams to employ Mr. Adams as SurgiCount’s Chief Executive Officer. The term of the employment agreement  ended effective at midnight on April 17, 2009. SurgiCount agreed to pay Mr. Adams an annual base salary of $300,000 during the term of the employment agreement. In addition, Mr. Adams was eligible to receive annual bonuses in cash or stock as determined by the Board of Directors of SurgiCount and/or the Company. Pursuant to the employment agreement, the Company granted Mr. Adams options to purchase 300,000 shares of the Company’s common stock with an exercise price of $3.50 per share. One-third of such options vested annually over three years beginning April 18, 2007.   Mr. Adams resigned from the Company January 5, 2009.

There is no current compensation plan or arrangement with respect to any current executive officer which plan or arrangement results or will result from the resignation, retirement or any other termination of such individual’s employment with the Company. Further, there is no current plan or arrangement with respect to any such persons, which will result from a change in control of the Company or a change in the individual’s responsibilities following a change in control. The Compensation Committee will consider, consistent with its duties, the terms of any such agreements, plans or arrangements.

Indemnification Agreements

There are no indemnification agreements known to management which have been entered into by the Company, except as set forth in the Company’s Amended and Restated Certificate of Incorporation, which authorizes the Company to indemnify its agents, and any other persons to whom Delaware law permits the Company to provide indemnification, in excess of the indemnification otherwise permitted by Section 145 of the Delaware General Corporation Law, subject only to limits created by applicable Delaware law (statutory or non-statutory) with respect to actions for breach of duty to the Company, its stockholders and others.

Policy With Respect To Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, unless an appropriate exemption applies, a tax deduction for the Company for compensation of certain executive officers named in the Summary Compensation Table will not be allowed to the extent such compensation in any taxable year exceeds $1 million. As no executive officer of the Company received compensation during 2007 approaching $1 million, and the Company does not believe that any executive officer's compensation is likely to exceed $1 million in 2008, the Company has not developed an executive compensation policy with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) of the Code.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the SEC) of the Company’s common stock and preferred stock as of March 31, 2009, by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding common stock and preferred stock, (2) each director of the Company, (3) each current executive officer listed in the Summary Compensation Table and (4) all directors and named executive officers of the Company as a group. Except as otherwise indicated, to the Company’s knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The address for all beneficial owners, unless stated otherwise below, is c/o Patient Safety Technologies, Inc., 43460 Ridge Park Drive, Suite 140, Temecula, CA 92590.

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares of Common Stock (1)		Percent of Class	Number of Shares of Preferred Stock (2)	Percent of Class

Greater than 5% Beneficial Owners:
Compass Management Limited 795 Ridge Lake Blvd., Suite 106 Memphis, TN 38120	2,600,000	(3)	14.3%	—	—

Francis Capital Management, LLC 429 Santa Monica Blvd., Suite 320 Santa Monica, CA 90401	2,590,200	(4)	14.0%	—	—

Radisson Trading Company No. 87 Lang 58 Rong Hua West Rd., Shanghai 201103 China	1,280,000	(5)	7.2%	—	—

DSAM Fund LP 222 Broadway, 6th Floor New York, NY 10038	1,114,000	(6)	6.3%	—	—

A Plus International, Inc. 5138 Eucalyptus Avenue Chino, California 91710	1,100,000	(7)	6.3%	—	—

Alan E. Morelli 225 Mantua Road Pacific Palisades, California 90272	976,351	(8)	5.4%	—	—

Charles J. Kalina III 93 Grove Street Summerville, NJ 08876	910,497	(9)	5.2%	—	—

Melanie Glazer 1800 Century Park East, Ste. 200 Los Angeles, California 90067	345,293	(10)	2.0%	8,150	74.4%

Zealous Partners LLC 1800 Century Park East, Ste. 200 Los Angeles, California 90067	58,500	(11)	*	2,600	23.7%

Directors and Named Executive Officers:
John P. Francis	2,590,200	(4)	14.0%	—	—

Wenchen Lin	1,100,000	(7)	6.3%	—	—

Brian Stewart	538,000	(12)	3.1%	—	—

Herbert Langsam	179,153	(13)	1.0%	—	—

Louis Glazer, M.D., Ph.G	180,000	(14)	1.0%	—	—

Steven Kane	158,333	(15)	*	—	—

All directors and named executive officers as a group (6 persons)	4,745,686		26.3%	—	—

* Represents less than 1%

(1)
Applicable percentage ownership is based on 17,197,872 shares of common stock outstanding as of March 31, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2009 for each security holder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of March 31, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(3)	Consists of: (a) 1,600,000 shares of common stock; and (b) warrants for purchase of 1,000,000 shares of common stock.
(4)
Consists of: (a) 1,272,000 shares of common stock; and (b) warrants for purchase of 1,318,200 shares of common stock.  John Francis has voting and investment control over the securities held by Francis Capital Management, LLC.

(5)	Consists of: (a) 800,000 shares of common stock; and (b) warrants for purchase of 480,000 shares of common stock.
(6)	Consists of: (a) 640,000 shares of common stock; and (b) warrants for purchase of 474,000 shares of common stock.
(7)
A Plus International, Inc. owns 800,000 shares of common stock and warrants to purchase 300,000 shares of common stock. Mr. Lin has the power to vote and direct the disposition of all securities owned by A Plus International, Inc.

(8)	Consists of warrants to purchase 976,351 shares of common stock.
(9)	Consists of: (a) 460,936 shares of common stock; and (b) warrants to purchase 449,561 shares of common stock.
(10)
Consists of: (a) 275,072 shares of common stock; (b) warrants for purchase of 70,221 shares of common stock; and (c) 183,375 shares of common stock issuable upon conversion of 8,150 shares of Series A Convertible Preferred Stock.

(11)	Consists of: (a) 58,500 shares of common stock issuable upon conversion of 2,600 shares of Series A Convertible Preferred Stock.
(12)
Consists of: (a) 130,000 shares of common stock; (b) warrants to purchase 348,000 shares of common stock; and (c) 60,000 shares of common stock issuable upon exercise of stock options with an exercise price of $5.27 per share that expire March 30, 2015.

(13)
Consists of: (a) 79,653 shares of common stock; (b) 15,000 shares of common stock issuable upon exercise of stock options with an exercise price of $4.30 per share that expire on January 25, 2016; (c) 19,500 shares of common stock issuable upon exercise of stock options with an exercise price of $5.27 per share that expire on March 30, 2015; and (d) warrants for purchase of 65,000 shares of common stock.

(14)
Consists of: (a) 90,000 shares of common stock issuable upon exercise of stock options with an exercise price of $4.10 per share that expire on January 31, 2016; and (b) 90,000 shares of common stock issuable upon exercise of stock options with an exercise price of $5.27 per share that expire on March 30, 2015.

(15)	Consists of warrants for purchase of 158,333 shares of common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who beneficially own more than 10% of the Common Stock, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Form 4 or 5), of securities of the Company with the SEC. Executive officers, directors and greater than 10% stockholders also are required by the SEC to furnish the Company with copies of all forms that they file pursuant to Section 16(a).

To the Company’s knowledge, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that its executive officers, directors and greater than 10% beneficial owners have complied with the Section 16(a) filing requirements applicable to them for the fiscal year ended December 31, 2008, except as follows: Mr. Horne did not timely file one report covering one transaction, Mr. Langsam did not timely file one report covering one transaction and Mr. Adams did not timely file one report covering one transaction.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

A Plus International, Inc.

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

During the years ended December 31, 2008 and 2007, the Company recognized cost of goods sold of $1.4 million and $467 thousand, respectively, in connection with surgical sponges provided by A Plus.  On April 11, 2008 the Company entered into a $100 thousand short term note payable to A Plus which was paid in full on May 30, 2008, including $1 thousand in interest. As part of the May 2008 financing, the Company recorded $700 thousand in prepaid expenses to be used against inventory ordered from A Plus.  As of December 31, 2008 the entire $700 thousand had been applied to surgical sponge purchases, leaving a balance of zero in prepaid expenses relating to this transaction.  Wenchen Lin, a director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

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

Code of Conduct

We have adopted a code of conduct that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer.  The text of the code of conduct is filed as an exhibit to our Annual Report on Form 10-K/A, and is available to stockholders without charge, upon request, in writing to the Corporate Secretary, Patient Safety Technologies, Inc., 43460 Ridge Park Drive, Suite 140, Temecula, CA 92590.  Disclosure regarding any amendments to, or waivers from, provision of the code of conduct that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional audit services and other fees billed by Squar Milner, Peterson, Miranda & Williamson, LLP for the fiscal years ended December 31, 2008 and 2007, respectively.

	Fiscal Year Ended December 31, 2008	Fiscal Year Ended December 31, 2007

Audit Fees	$195,000	$169,000
Audit-Related Fees	$4,000	$—
Tax Fees	$13,000	$9,000
All Other Fees	$—	$—

Total Fees	$212,000	$178,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by independent accountants in connection with statutory and regulatory filings.

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

Prior to engagement, the Audit Committee pre-approves these services by category of service.  The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service.  During the year, circumstances may arise when it may become necessary to engage independent auditor for additional services not contemplated in the original pre-approval.  In those instances, the Audit Committee requires specific pre-approval before engaging the independent auditor.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(3)	Exhibits

The following is a list of exhibits files as part of this Annual Report on Form 10-K/A.

10.1	Code of Conduct

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Rule 12b-15 of the Securities exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2008 to be signed on its behalf by the undersigned hereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

April 30, 2009	By:	/s/ Mary A. Lay
	Name:	Mary A. Lay
	Title:	Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven H. Kane	Chairman of the Board	April 30, 2009
Steven H. Kane

/s/ David I. Bruce	Chief Executive Officer, Director	April 30, 2009
David I. Bruce

/s/ Wenchen Lin	Director	April 30, 2009
Wenchen Lin

/s/ Louis Glazer, M.D., Ph.G.	Director	April 30, 2009
Louis Glazer, M.D., Ph.G.

/s/ Herbert Langsam	Director	April 30, 2009
Herbert Langsam