Form 10-Q
period 2009-03-31
Patient Safety Technologies, Inc
filed 2009-05-20
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                      No  ☐

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

There were 17,197,872 shares of the registrant's common stock outstanding as of May 15, 2009.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2009

"SAFE HARBOR" STATEMENT UNDER
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public.  Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations in Part I of this report under the heading “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Statements that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is subject to the safe harbor provisions created by that statute.    You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future.  Accordingly, we cannot guarantee you that our plans and expectations will be achieved.  Our actual results and stockholder values could be very different from and worse than those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control.  These factors include, but are not limited to, those described in Part I, Item 1A of annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009, as amended on April 30, 2009 (the “Form 10-K”), including without limitation the following:

•	The early stage of adoption of our Safety-Sponge System and the unpredictability of our sales cycle

•	Our need for additional financing to support our business

•	Any failure of our new management team to operate effectively

•	Our reliance on third-party manufacturers, some of whom are sole-source suppliers

•	Any inability to successfully defend our intellectual property portfolio

•	The significant deficiencies in our reporting controls and procedures, as further discussed in this report

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except par value)

	March 31,	December 31,
	2009	2008
Assets

Current assets:
Cash and cash equivalents	$923	$296
Accounts receivable	236	418
Inventories	34	200
Prepaid expenses	177	188
Total current assets	1,370	1,102

Restricted certificate of deposit	94	94
Notes receivable	121	121
Property and equipment, net	560	622
Goodwill	1,832	1,832
Patents, net	3,357	3,439
Long-term investment	667	667
Other assets	29	37
Total assets	$8,030	$7,914

Liabilities and Stockholders' (Deficit) Equity

Current liabilities
Accounts payable	$559	$909
Current portion of convertible debentures	1,425	1,425
Current portion of notes payable	600	1,100
Accrued liabilities	7,702	3,358
Total current liabilities	10,286	6,792
Long-term convertible debentures, less current portion	52	51
Long-term notes payable, less current portion	1,356
Deferred tax liabilities	1,010	1,042
Total liabilities	12,704	7,885

Stockholders' (deficit) equity:
Convertible preferred stock, $1.00 par value, cumulative 7% dividend:
1,000 shares authorized; 11 issued and outstanding at March 31, 2009 and December 31, 2008
(Liquidation preference of $1.2 million at March 31, 2009 and December 31, 2008	11	11
Common stock, $0.33 par value: 25,000 shares authorized; 17,198 shares issued and outstanding at March 31, 2009 and December 31, 2008	5,675	5,675
Additional paid-in capital	34,877	36,034
Accumulated deficit	(45,237)	(41,691)
Total stockholders' (deficit) equity	(4,674)	29
Total liabilities and stockholders' (deficit) equity	$8,030	$7,914

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	For the three months ending March 31,
	2009	2008

Revenues	$936	$500
Cost of revenue	549	393
Gross profit	387	107

Operating expenses:
Research and development	113	44
Sales and marketing	649	452
General and administrative	2,551	1,034
Total operating expenses	3,313	1,530

Operating loss	(2,926)	(1,423)

Other expenses:
Interest expense	(220)	(87)
Change in fair value of warrant liability	(414)	-
Realized loss assets held for sale, net	-	(25)
Unrealized loss on assets held for sale, net	-	(65)
Total other expense	(634)	(177)

Loss from operations before income taxes	(3,560)	(1,600)
Income tax provision	33	32
Net loss	(3,527)	(1,568)
Preferred dividends	(19)	(19)
Net loss applicable to common shareholders	$(3,546)	$(1,587)

Net loss per common share - basic and diluted	$(0.21)	$(0.13)

Stockholders' (deficit) equity:
Basic and diluted	17,198	12,080

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	For the three months ending March 31,
	2009	2008
Operating activities:
Net loss	$(3,527)	$(1,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	85	76
Amortization of patents	82	81
Amortization of debt discount	118	-
Stock-based compensation	225	200
Non cash expense related to issuance of additional warrants	1,297	-
Loss on change in fair value of warrant derivative liability	414	-
Loss on sale of property	-	91
Income tax benefit	(33)	(32)
Changes in operating assets and liabilities:
Accounts receivable	183	(78)
Inventories	165	-
Prepaid expenses	11	33
Other assets	8	-
Accounts payable	(350)	314
Accrued liabilities	(10)	137
Net cash used in operating activities	(1,332)	(746)

Investing activities:
Purchase of property and equipment	(22)	(109)
Proceeds from sale of assets held for sale, net	-	226
Net cash provided by investing activities	(22)	117
Stockholders' (deficit) equity:
Financing activities:
Proceeds from issuance of common stock and warrants
Proceeds from notes payable	2,000	500
Payments and decrease on notes payable	-	(101)
Payments of preferred dividends	(19)	(19)
Net cash provided by financing activities	1,981	380

Net increase (decrease) in cash and cash equivalents	627	(249)
Cash and cash equivalents at beginning of period	296	405
Cash and cash equivalents at end of period	$923	$156

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17	$1
Cash paid during the period for taxes	$-	$-
Non cash investing and financing activities:
Dividends accrued	$19	$19
Reclassification of accrued interest to notes payable	$50	$-
Debt discount associated with issuance of notes payable	$1,311	$-
Reclassification of warrants from equity to accrued liabilities	$3,990	$-
Issuance of common stock in payment of accrued liabilities	$-	$35

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Patient Safety Technologies, Inc. and Subsidiary
Notes to Consolidated Interim Financial Statements – Unaudited
March 31, 2009

1. DESCRIPTION OF BUSINESS

Patient Safety Technologies, Inc. ("PST" or the "Company") is a Delaware corporation. The Company’s operations are conducted through its wholly-owned operating subsidiary, SurgiCount Medical, Inc. (“SurgiCount”), a California corporation.

The Company’s operating focus is the development, marketing and sales of products and services focused in the medical patient safety markets.  The SurgiCount Safety-SpongeTM System is a patented turn-key system of bar-coded surgical sponges, SurgiCounter™ scanners and software applications which integrate together to form a comprehensive accounting and documentation system to avoid unintentionally leaving sponges in patients during surgical procedures.

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2009, the Company has an accumulated deficit of approximately $45.2 million and a working capital deficit of approximately $8.9 million, of which $6.2 million represents the estimated fair value of warrant derivative liabilities (see Note 10).  For the three months ended March 31, 2009, the Company incurred a loss of approximately $3.5 million and used approximately $1.3 million in cash to fund it operating activities.

We believe that existing cash resources, combined with projected cash flow from operations, will not be sufficient to fund our working capital requirement for the next twelve months, and that in order to continue to operate as a going concern it will be necessary to raise additional capital.

The Company expects to be able to raise sufficient additional capital to meet its currently projected requirements.  However, we cannot be certain that additional capital will be available when needed, or that it will be offered on terms acceptable to the Company.  We also cannot be certain when and if the Company will achieve profitable operations and positive cash flow.  The consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to make the financial statements not misleading.  The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Results of the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The actual results may differ from management’s estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2009 presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.  This statement applies in those instances where other accounting pronouncements require or permit fair value measurements and the board of directors has previous concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  However for some entities, the application of this Statement will change the current practice.  In February 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis until years beginning after November 15, 2008.   Our adoption of SFAS 157 for its financial assets and liabilities on January 1, 2008 and FSP FAS 157-2 for its non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”).  This statement requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred.  SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination.  Our adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on the Company’s consolidated statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160; Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 5 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. Our adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments.  The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives.  SFAS No. 161 does not change the accounting treatment for derivative instruments.  Our adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  Earlier adoption is not permitted.  FSP FAS 142-3 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”)  FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features.  The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component.  The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability.  FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt.  Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented.  This standard is effective for fiscal years beginning after December 15, 2008.  Our adoption of FSP APB 14-1 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders received dividends and those dividends do not need to be returned to the entity if the employee forfeits the award.  FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure.  The adoption of EITF 03-6-1 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s own Stock” (“EITF 07-5).  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.   Early application is not permitted.  Paragraph 11(a) of SFAS No. 133 – specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be consider a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company’s adoption of EITF 07-05 effective January 1, 2009, resulted in the identification of certain warrants that were determined to be ineligible for equity classification because of certain provisions that may result in an adjustment to their exercise price.  Accordingly, these warrants were reclassified as liabilities upon the effective date of EITF 07-05 and re-measured at fair value as of March 31, 2009 with changes in the fair value recognized in other expense for the quarter ended March 31, 2009 (See Note 10).

4. CONCENTRATION OF CREDIT RISK

From time to time, the Company maintains its cash balances at a financial institution that exceeds the Federal Deposit Insurance Corporation coverage of $250 thousand.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

At March 31, 2009 and 2008, due to our distribution agreement with Cardinal Health, we had one individual customer whose receivable balance outstanding represented 70% of the gross account receivable balance.

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

5.  STOCK-BASED COMPENSATION

The Company adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods in which the Company granted employee stock options have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R). During the three months ended March 31, 2009 and 2008, the Company had stock-based compensation expense of  $225 thousand and $201 thousand, respectively.  The total amount of stock-based compensation for the three months ended March 31, 2009, included warrants valued at $91 thousand and stock options valued at $134 thousand.  The total amount of stock-based compensation for the three months ended March 31, 2008, included restricted stock grants valued at $36 thousand and stock options valued at $199 thousand.

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

In addition, on January 2, 2009 the Company granted 2.8 million, nonqualified stock options to executives under the terms of their employment agreements.

A summary of stock option activity for the three months ended March 31, 2009 is presented below (in thousands, except per share data):

		Outstanding Options
			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life
	Shares	Exercise Price	(years)

31-Dec-08	1,627	$3.49	X.43

Granted during the period	2,750	S 0.75	9.76
31-Mar-09	4,377	$2.58	8.56

Options exercisable at:
31-Dec-08	1,171	$2.62	8.5
31-Mar-09	1,205	2.58	8.6

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between our closing stock price on March 31, 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. There have not been any options exercised during the three months ended March 31, 2009 or year ended December 31, 2008.

All options that the Company granted during the three months ended March 31, 2009 and 2008 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Three Months ended March 31,
	2009			2008
Weighted average risk free interest rate	2.07		%	–		%
Weighted average life (in years)	6.02	years		–	years
Volatility	114.127		%	–		%
Expected dividend yield	–			–		%
weighted average grant-date fair value per share or options granted	$0.75			$–

A summary of the changes in the Company’s nonvested options during the three months ended March 31, 2009 is as follows:

		Weighted Average
		Grant Date Fair
Nonvested Shares	Shares	Value

Nonvested at December 31, 2008	1,166	$1.75
Granted	2,750	2,62
Vested	(710)	2.28
Cancelled and forfeited	(15)	5.48

Nonvested at March 31, 2009	3,191	2,62

As of  March 30, 2009, total unrecognized compensation costs related to unvested stock options was $134 thousand. Which is expected to be recognized over a weighted average period of 2.58 years.

6.  NET LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations. Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

Since the effects of outstanding options, warrants and the conversion of convertible preferred stock and convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.  The following sets forth the number of shares of common stock underlying outstanding options, warrants, convertible preferred stock and convertible debt as of March 31, 2009 and 2008, (in thousands):

	March 31,	March 31,
	2009	2008
Warrants	14,521	6,115
Stock options	4,377	1,650
Convertible promissory notes	543	1,389
Convertible preferred stock	246	246
Total	19,687	9,400

7. CONVERTIBLE DEBENTURES & NOTES PAYABLE

Convertible Debentures

Convertible debentures at March 31, 2009 and December 31, 2008 are comprised of the following (in thousands):

	March 31, 2009	December 31, 2008

Ault Glazer Capital Partners, LLC (a) *	$1,425	$1,425
David Spiegel (b)	65	65

Total convertible debentures	1,490	1,490
Less: unamortized discount	(13)	(14)
	1,477	1,476
Less: current portion	(1,425)	(1,425)
Convertible debentures - long term portion	$52	$51

Aggregate future required principal payments on these convertible debentures during the twelve month period subsequent to March 31, 2009 are $1.4 million, convertible into 500,000 shares of our common stock.

(a)
As of December 31, 2006, Ault Glazer Capital Partners, LLC loaned $1.5 million to ASG in addition to the Ault Glazer Capital Partners (“ASG”) Note.  The loans were advanced to ASG, pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the "Real Estate Note"). The Real Estate Note had an interest rate of 3% above the Prime Rate as published in the Wall Street Journal. All unpaid principal, interest and charges under the Real Estate Note were due in full on July 31, 2010.  The Real Estate Note was collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and the Fund.

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

On September 12, 2008, the parties executed an Agreement for the Advancement of Common Stock Prior to close of the Amendment and Early Conversion of Secured Convertible Promissory Note, dated September 5, 2008 (“Amendment”).

Ault Glazer failed to satisfy the conditions by the deadline stated in the Amendment, dated September 5, 2008.  Although the conditions remained unsatisfied, the Company made two additional issuances of shares to Ault Glazer pursuant to the Amendment.  The Company issued another 250,000 shares on October 10, 2008 and another 250,000 shares on November 6, 2008.   As of this date, there remain 500,000 shares issuable to Ault Glazer upon Ault Glazer meeting the conditions of the Amendment.

(b)
On October 27, 2008 we entered into a Discount Convertible Debenture with David Spiegel in the principal amount of $65 thousand (the“Spiegel Note”) with a 9% original issue discount of $15 thousand.  The Note is convertible at any time, in whole or in part, into common stock of the Company at a conversion price of $1.50 per common share at the option of the holder.  During the three months ended March 31, 2009, the Company incurred interest expense and amortization of the debt discount of $1 thousand on the Spiegel Note.

Notes Payable

Notes payable at March 31, 2009 and December 31, 2008 are comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008
Herbert Langsam (a)*	$600	$600
Catalysis Offshore (b)*	275	250
Catalysis Partners (b)*	575	250
Apehelion Medical Fund, LP (c)	300	-
Arizona Bay Technology Ventures, LP (c)	200	-
JMR Capital Limited (c)	200	-
William Hitchcock (c)	1,000	-
Total notes payable	3,150	1,100
Less: unamortized discount	(1,194)	-
Less: current portion	(600)	(1,100)
Notes payable - long term portion	$1,356	$-

* Related party (see Note 12)

(a)
On May 1, 2006, Herbert Langsam, a Class II Director of the Company, loaned the Company $500 thousand. The loan is documented by a $500 thousand Secured Promissory Note (the“Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Langsam Note accrues interest at the rate of 12% per annum and had a maturity date of November 1, 2006. This note was not repaid by the scheduled maturity and to date has not been extended, therefore the Langsam Note is recorded in current liabilities. Pursuant to the terms of a Security Agreement dated May 1, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Langsam Note.

On November 13, 2006, Mr. Langsam loaned the Company an additional $100 thousand. The loan is documented by a $100 thousand Secured Promissory Note (the “Second Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Second Langsam Note accrues interest at the rate of 12% per annum and had a maturity date of May 13, 2007. The Company is in the process of restructuring the debt that is owed to Mr. Herbert Langsam. Mr. Langsam received warrants to purchase 50 thousand shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $17 thousand as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the original term of the debt using the effective interest method.  Pursuant to the terms of a Security Agreement dated November 13, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Second Langsam Note.

On December 29, 2008 Mr. Langsam received 25 thousand shares of the Company’s common stock to extend the maturity dates of both loans to June 30, 2009.

During the three months ended March 31, 2009 and 2008, the Company incurred interest expense, excluding amortization of debt discount, of $18 thousand and $24 thousand, respectively, on the Langsam Notes.  At March 31, 2009 and December 31, 2008, accrued interest on the Langsam Notes totaled $185 thousand.

(b)
Between February 28, 2008 and March 20, 2008, Catalysis Offshore, Ltd. and Catalysis Partners, LLC (collectively“Catalysis”), related parties, each loaned $250 thousand to the Company.  As consideration for the loans, the Company issued Catalysis promissory notes in the aggregate principal amount of $500 thousand (the “Catalysis Notes”). The Catalysis Notes accrue interest at the rate of 8% per annum and had maturity dates of May 31, 2008. The managing partner of Catalysis is Francis Capital Management, LLC (“Francis Capital”), an investment management firm. John Francis, a director of the Company and President of Francis Capital, has voting and investment control over the securities held by Catalysis. Francis Capital, including shares directly held by Catalysis, beneficially owns 1.3 million shares of the Company’s common stock and warrants for purchase of 808 thousand shares of the Company’s common stock.  On January 29, 2009 the Catalysis Notes were converted into new notes as  part of the Senior Secured Note and Warrant Purchase Agreement described below.

(c)
On January 29, 2009, the Company entered into a Senior Secured Note and Warrant Purchase Agreement, pursuant to which, the Company sold Senior Secured Promissory Notes (the “Notes”) in the principal amount of $2.6 million and warrants to purchase 1.5 million shares of the Company’s common stock (the “Warrant”), to several accredited investors (the “Investors”).  The Investors paid $2.0 million in cash and converted $550 thousand of existing debt and accrued interest into the new Notes.   The Notes accrue interest, quarterly in arrears, at 10% per annum, throughout the term of the notes, and unless earlier converted into a Financing Round, have a maturity date of January 29, 2011.  The Warrants have an exercise price of $1.00 and expire on January 29, 2014.  For the three months ended March 31, 2009 the Company recognized $118 thousand in debt discount amortization.

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

8.  ACCRUED LIABILITIES

Accrued liabilities at March 31, 2009 and December 31, 2008 are comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accrued interest	$239	$237
Accrued lease liability	38	56
Warrant derivative liability	6,166	1,762
Accrued dividends on preferred stock	134	134
Accrued salaries	12	17
Accrued officer severance	147	268
Accrued director's fees	188	145
Contingent tax liability	708	701
Deferred revenue	11	-
Other	59	38
	$7,702	$3,358

9. EQUITY TRANSACTIONS

Common Stock
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

On July 31, 2008, the Company issued 153 thousand shares of its common stock to Ault Glazer Capital Partners, LLC.  The shares were issued in satisfaction of unpaid accrued interest of $103 thousand due on the senior secured promissory note held by Ault Glazer Capital Partners and prepaid interest of $128 thousand.  The accrued interest paid, which was in default, was converted into shares of the Company’s common stock at a conversion price of $1.50 per share.

On August 1, 2008 the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act.  The Company issued and sold to these accredited investors an aggregate of 2.0 million shares of its common stock and warrants to purchase an additional 1.2 million shares of its common stock.  The warrants are exercisable for a period of five years and have an exercise price equal to $1.40.  These issuances resulted in aggregate gross proceeds to the Company of $2.4 million and $83 thousand in debt extinguishment, which included $50 thousand, paid in common stock and $37 thousand was forgiven.  We used the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities.

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

10. WARRANTS AND WARRANT DERIVATIVE LIABILITY

The following table summarizes warrants to purchase common stock activity for the three months ended March 31, 2009:

	Amount	Range of Exercise Price

Warrants outstanding December 31, 2008	10,719,896	$1.25 - $6.05

Issued	4,064,886	$0.75 - $1.00

Cancelled/Expired	(263,624)	$3.26 - $5.95

Warrants outstanding March 31, 2009	14,521,158	$0.75 - $6.05

The warrants issued during the three months ended March 31, 2009 include 1.5 million warrants, with an estimated fair value of $1.3 million, issued in connection with the debt agreements entered into by the Company and 2.5 million warrants, with an estimated fair value of $1.3 million, issued as a result of adjustments required by anti-dilution provisions of other outstanding warrant agreements. The warrants outstanding as of March 31, 2009 have exercise terms of 3-5 years from the date of issuance and exercise dates ranging from June 2009 through September 2014.

As of December 31, 2008, a total of 5.3 million outstanding warrants, with an estimated fair value of $1.77 million were recorded as a warrant derivative liability based on our evaluation of criteria under FASB Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  In addition, during the quarter ended March 31, 2009, 5.3 million additional warrants, with an estimated fair value of $3.3 million, were reclassified from equity to derivative liability based on the evaluation under EITF 00-19.

Effective January 1, 2009, upon the adoption of EITF 07-05, the Company reclassified a total of 1.2 million outstanding warrants that were previously classified as equity to a derivative liability.  This reclassification was necessary as the Company determined that certain terms included in these warrant agreements provided for a possible future adjustment to the warrant exercise price, and accordingly, under the provisions of EITF 07-05, these warrants did not meet the criteria for being considered to be indexed to the Company’s stock.  As such, these warrants no longer qualified for the exception to derivative liability treatment provided for in paragraph 11(a) of SFAS No. 133.  The estimated fair value of the warrants reclassified at January 1, 2009 pursuant to EITF 07-05 was determined to be $707 thousand.  At March 31, 2009, a total of 11.9 million warrants, with an estimated fair value of $6.2 million, are included in accrued liabilities in the accompanying balance sheet.  Based on the change in fair value of the warrant derivative liability, the Company recorded a non-cash loss of $414 thousand for the three months ended March 31, 2009.

The following weighted average assumptions were used to estimate the fair value information presented, with respect to warrants utilizing the Black-Scholes option pricing model:

Risk-free interest rate	1.67%
Average expected life (years)	2.42 – 4.38
Expected volatility	104.93%
Expected dividends	None

11. FAIR VALUE MEASUREMENTS

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

Fair value is defined in SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are to be considered from the perspective of a market participant that holds the assets or owes the liability.  SFAS 157 also establishes a fair value hierarchy, which required an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

At March 31, 2009 the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $6.2 million.  The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 assets and liabilities for the three months ended March 31, 2009.

	December 31, 2008	Transfers into Level 3	Net realized losses included in earnings	March 31, 2009

Warrant derivative liability	$(1,762)	$(3,990)	$(414)	$(6,166)

Losses included in earnings for the three months ended March 31, 2009, are reported in other income/expense in the amount of $414 thousand.

12. RELATED PARTY TRANSACTIONS

Due from Related Parties

During the three months ended March 31, 2007 and year ended December 31, 2006, the Company paid approximately 25% of the base rent on the corporate offices and The Ault Glazer Group, Inc. ("Ault Glazer") paid the remaining base rent based upon their respective usage of the facilities. The office equipment leases and 25% of the security deposit securing the office lease are in the Company’s name.  As part of the Ault Glazer Capital Partners LLC (“AG Capital Partners”) Secured Promissory Note Amendment, these leases and the security deposit were to be taken out of the Company’s name and put into AG Capital Partners name.  This has not happened and the equipment leases are currently in default and are shown on our balance sheet as a current liability.  The total outstanding balance on the equipment leases as of March 31, 2009 is $38 thousand.

Together, Milton “Todd” Ault III, former Chairman and Chief Executive Officer of the Company, and Louis Glazer, a Director of the Company, and Melanie Glazer, (together, the “Glazers”) own a controlling interest in the outstanding capital stock of Ault Glazer Capital Partners, LLC.  As of March 31, 2009 and December 31, 2008, the Glazers beneficially own approximately 98% of the outstanding preferred stock of the Company.

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

Convertible Debentures and Notes Payable

As of March 31, 2009 and December 31, 2008, the Company had convertible debentures and notes payable agreements issued to related parties with aggregate outstanding principal balances of $2.9 million and $2.5 million, respectively (See Note 7).

A Plus International, Inc.

During the three months ended March 31, 2009 and 2008, the Company recognized cost of goods sold of $343 thousand and $276 thousand, respectively, in connection with surgical sponges provided by A Plus. Wenchen Lin, a director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

Health West Marketing Inc.

During the three months ended March 31, 2009 and 2008 Health West Marketing Incorporated received payments for consulting services, of $60 thousand and $60 thousand, respectively, from A Plus International, Inc.  William Adams the Company’s former Chief Executive Officer is the Chief Executive Officer and President of Health West Marketing Inc. and has a consulting agreement with the Company.  The consulting arrangement between A Plus and Health West has been an ongoing agreement between the respective parties.  The Company does not recognize any income or expense on their financial statements relating to the agreement between Health West Marketing Incorporated and A Plus International, Inc.

13.  COMMITMENTS AND CONTINGENCIES

Contingent Tax Liability

In the process of preparing our federal tax returns for prior years, the Company’s management found there had been errors in reporting income related to stock grants made to certain employees and consultants to the recipients and the respective taxing authorities.   In addition, the Company determined that required tax withholding relating to these stock grants had not been made or remitted, as required in fiscal years 2006 and 2007.

Due to the Company’s failure to properly report this income and withhold/remit required amounts, the Company is liable for the amounts that should have been withheld plus related penalties and interest.   The Company has estimated its contingent liability based on the estimated required federal and state withholding amounts, the employee and employer portion of social security taxes as well as the possible penalties and interest associated with the error.

Although the Company’s liability may ultimately be reduced if it can prove that the taxes due on this income were paid on a timely basis by the recipient, the estimated liability accrued by the Company is based on the assumption that it will be liable for the entire amounts due to the uncertainty with respect to whether or not the recipient made such payments.

As the Company determined that it is probable that it will be held liable for the amounts owed, and as the amount could be reasonably estimated, an accrual for the estimated liability was included in accrued liabilities as of December 31, 2008.  As of March 31, 2009 and December 31, 2008 the estimated liability is $708 thousand and $701 thousand, respectively.

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

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a new lawsuit (the “new Leve Lawsuit”) against the Company, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). The new Leve Lawsuit attempts to collect a federal default judgment of $5,014,000 entered against only two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against a number of additional entities who are not judgment debtors. Further, the new Leve Lawsuit attempts to enforce the plaintiffs default judgment against entities that were dismissed on the merits from the underlying action in which plaintiffs obtained their default judgment. An unfavorable outcome in the lawsuit may have a material adverse effect on the Company's business, financial condition and results of operations.  The Company believes the lawsuit is without merit and intends to vigorously defend itself.  These condensed consolidated interim financial statements do not include any adjustments for the possible outcome of this uncertainty.  On January 29, 2009 the Superior Court of California issued a preliminary ruling in the Company’s favor.

14. SUBSEQUENT EVENTS

 Departure and Election of Officers and Directors

Effective May 7, 2009, David Bruce, resigned as the President and Chief Executive Officer of Patient Safety Technologies, Inc. (the “Company”).  Mr. Bruce also resigned from the Board of Directors, effective immediately.  In connection with Mr. Bruce’s resignation, Mr. Bruce’s option to purchase 2.0 million shares of our Common Stock expired.

On May 7, 2009, the Company’s Board of Directors appointed Steven Kane as its President and Chief Executive Officer, effective immediately.  Mr. Kane currently serves as Chairman of the Company’s Board of Directors.  In connection with this appointment, on May 7, 2009 the Company entered into an employment agreement with Mr. Kane (the “Agreement”).

The Agreement includes the following terms:  Mr. Kane will receive an initial annual base salary of $325,000 and he is eligible to receive an incentive bonus each fiscal year in the amount of not less than 25% of his annual base salary for such year, with the payment of such bonus based on Mr. Kane’s achievement of performance objectives established by the Company’s Board of Directors each fiscal year.  The Agreement also provides for certain severance arrangements for Mr. Kane.  In the event that Mr. Kane’s employment is terminated without cause the Company is required to pay Mr. Kane (1) severance payments based on his annual base salary for a period of twelve months; (2) a pro-rated bonus for the year in which termination occurred; and (3) payment of, or reimbursement for, the continuation of his health and welfare benefits coverage pursuant to COBRA for a twelve-month period following such termination date.

Pursuant to the Agreement, the Company also granted Mr. Kane a stock option to purchase 2,000,000 shares of the Company’s Common Stock.  The exercise price of the option  is the average trading price of the Common Stock for the one day ending on the date of grant, or $0.75.  Upon the six-month anniversary of the effective date of the Agreement, 250,000 Shares subject to the option will vest and become exercisable and thereafter, the remaining shares will vest over a forty-two month period at the rate of 1/48th of the total shares per month.  In addition, upon a change of control of the Company that occurs during his employment, (1) any unvested shares subject to the option will become fully vested and (2) Mr. Kane will receive a cash payment of two times his then-current base salary.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q and the description of our business appearing in our Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements.  In many cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology.  These statements are only predictions.  Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.  In evaluating these statements, you should specifically consider various factors, including, but not limited to, the risk factors set forth in Part I, Item 1A.of our Form 10-K and elsewhere in this report on Form 10-Q.

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

Overview

Patient Safety Technologies, Inc. ("PST" or the "Company", “we”, “us, and “our”) is a Delaware corporation. The Company’s operations are conducted through its wholly-owned operating subsidiary, SurgiCount Medical, Inc. (“SurgiCount”), a California corporation.

The Company’s operating focus is the development, marketing and sales of products and services focused in the medical patient safety markets.
SurgiCount’s Safety-SpongeTM System is designed to reduce the number of retained sponges and towels unintentionally left in patients during surgical procedures by allowing faster and more accurate counting of surgical sponges. The SurgiCount Safety-SpongeTM System is a patented turn-key line of modified surgical sponges, SurgiCounter™ scanners, and software file and database elements integrated to form a comprehensive counting and documentation system.  Our business model consists of selling our unique surgical sponge products and selling or renting the scanners and software to hospitals.  We use an exclusive supplier to manufacture our sponge products and we sell mainly through a direct sales force for initial hospital conversions and through distributor organizations for the ongoing supply of sponge products to customers.

The Safety-SpongeTM System works much like a grocery store checkout process: Every surgical sponge and towel is affixed with a unique inseparable two-dimensional data matrix bar code and used with a SurgiCounter scanner to scan and record the sponges at the initial and final counts during a surgical procedure. Because each sponge is identified with a unique code, a SurgiCounter will not allow the same sponge to be counted more than one time. When counts have been completed at the end of a procedure, the system stores a documented electronic record of all sponges used and removed and can output records to a hospital electronic records system. The Safety-SpongeTMSystem is the first computer assisted sponge counting system to receive a Section 510(k) clearance from the US Food & Drug Administration.

Our principal executive offices are located at 43460 Ridge Park Drive, Suite 140, Temecula, CA 92590. Our telephone number is (951) 587-6201.

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues.  We derive our revenue primarily from the sale of our Safety-Sponge™ sponges and the related hardware and software.  Our revenues are generated by our direct sales force and independent distributors.  Our products are typically ordered directly by the hospitals through our distributors who ship and bill directly. We expect that once an institution adopts our system, they will be committed to its use and therefore provide a recurring source of revenues for sales of Safety-Sponge™ supplies.

•
Surgical Sponge Revenues:  Revenues related to the sale of sponges are recognized in accordance with SAB 104.  Generally revenues from the sale of sponges are recognized upon shipment, as most sponge sales are sold FOB shipping point.  In the event that terms of the sale are FOB customer, revenue is recognized at the time delivery to the customer has been completed.

•
Hardware, Software and Maintenance Agreement Revenues: For the hardware and software elements, revenues are recognized on delivery, considered to be at the time of shipment where terms are FOB shipping point, and upon receipt by the customer when terms of the sale are FOB destination.  As the software included in our scanners is not incidental to the product being sold, the sale of the software falls within the scope of SOP 97-2.  The scanner is considered to be a software-related element, as defined in SOP 97-2, since the software is essential to the functionality of the scanner, and the maintenance agreement, which provides for product support including unspecified product upgrades and enhancements developed by the Company during the period covered by the agreement is considered to be post-contract customer support (“PCS”) as defined in SOP 97-2.  These items are considered to be separate deliverables within a multiple-element arrangement, and accordingly, the total price of this arrangement is allocated to each respective deliverable, and recognized as revenue as each element is delivered. Delivery with respect to our initial one-year maintenance agreements is considered to occur on a monthly basis over the term of the one-year period, and revenues related to this element are recognized on a pro-rata basis during this period.

SurgiCount sells its products primarily through a Supply Agreement with Cardinal Health 200, Inc.  Pursuant to the agreement, Cardinal acts s the exclusive distributor of SurgiCount's products in the United States, with the exception that SurgiCount may sell its products to one other hospital supply company, named in the agreement, solely for sale and distribution to its hospital customers.   Either we or Cardinal Health may terminate the existing agreement in November 2009.  A termination of our relationship with Cardinal could adversely impact our results of operations.  SurgiCount employs a direct sales force to secure initial customer commitments from hospitals.

Cost of revenues.  Cost of revenues consists of direct product costs billed from our contract manufacturers.

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

General and administrative.  Our general and administrative expense consists primarily of salaries and related employee benefits, professional service fees, legal costs, expenses related to being a public entity, depreciation and amortization expense.

Other income (expense).  Total other income (expense) includes interest income, interest expense, change in fair value of warrant liability, realized gain (loss) on assets held for sale and unrealized loss on assets held for sale.

Critical accounting policies and estimates

The below discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting policies relate to revenue recognition, valuation of warrant derivative liability, valuation of our intangible assets and stock based compensation and accounting for income taxes.  For additional information relating to these and other accounting policies, see note [4] to our consolidated interim financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Warrant Derivative Liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) and pursuant to EITF Issue No 07-05, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s own Stock (“EITF 07-05”).  Pursuant to EIFT 00-19, an evaluation of specifically identified conditions is made to determine whether warrants issued are required to be classified as either equity or a liability.  If the classification required under EITF 00-19 changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification.  In the event that this evaluation results in a partial reclassification, our policy is to first reclassify warrants with the latest date of issuance.  Pursuant to EITF 07-05, a two-step model is applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and is thus able to qualify for an exemption from derivative liability classification provided for under the scope exception in SFAS No. 133.  The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model.  The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.  There is no limit on the number of times a contract may be reclassified.

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

Stock-based compensation expense, as determined using the Black-Scholes option pricing model, is recognized on a straight line basis over the service period, net of estimated forfeitures.  Forfeiture estimates are based on historical data. To the extent actual results or revised estimates differ from the estimates used; such amounts will be recorded as a cumulative adjustment in the period that estimates are revised.

Impairment of Long-Lived Assets and Intangibles

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we test long-lived assets with finite lives for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  A significant decrease in the fair value of a long-lived asset, an adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition or an expectation that a long-lived asset will be sold or disposed of significantly before the end of its previously estimated life are among several of the factors that could result in an impairment charge.

We measure recoverability of assets to be held and used in operations by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the assets.  If such assets are considered to be impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.  This statement applies in those instances where other accounting pronouncements require or permit fair value measurements and the board of directors has previous concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  However for some entities, the application of this Statement will change the current practice.  In February 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis until years beginning after November 15, 2008.   Our adoption of SFAS 157 for its financial assets and liabilities on January 1, 2008 and FSP FAS 157-2 for its non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”).  This statement requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred.  SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination.  Our adoption of SFAS No. 141(R) on January 1, 2009 did not have a material impact on the Company’s consolidated statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160; Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 5 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. Our adoption of SFAS No. 160 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”).  The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments.  The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives.  SFAS No. 161 does not change the accounting treatment for derivative instruments.  Our adoption of SFAS No. 161 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  Earlier adoption is not permitted.  FSP FAS 142-3 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”)  FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features.  The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component.  The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability.  FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt.  Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented.  This standard is effective for fiscal years beginning after December 15, 2008.  Our adoption of FSP APB 14-1 on January 1, 2009 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders received dividends and those dividends do not need to be returned to the entity if the employee forfeits the award.  FSP EITF 03-6-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure.  The adoption of EITF 03-6-1 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s own Stock” (“EITF 07-5).  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.   Early application is not permitted.  Paragraph 11(a) of SFAS No. 133 – specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be consider a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company’s adoption of EITF 07-05 effective January 1, 2009, resulted in the identification of certain warrants that were determined to be ineligible for equity classification because of certain provisions that may result in an adjustment to their exercise price.  Accordingly, these warrants were reclassified as liabilities upon the effective date of EITF 07-05 and re-measured at fair value as of March 31, 2009 with changes in the fair value recognized in other income for the quarter ended March 31, 2009.

Results of Operations

Revenues

We recognized revenues of $936 thousand and $500 thousand for the three months ended March 31, 2009 and 2008, respectively.  Revenues during the three months ended March 31, 2009 consisted of Safety-SpongeTM of $732 thousand and sales of hardware and supplies of $204 thousand.  Revenues during the three months ended March 31, 2008 consisted of sales from the Safety-SpongeTM sales of $424 thousand and sales of hardware and supplies of $87 thousand.

We attribute a significant amount of the increase in sales generated by our Safety-SpongeTM System to increased product awareness and demand.  We have had several major institutions adopt the Safety-SpongeTM System and expect this trend to continue. The Safety-SpongeTM System is currently being evaluated by additional large number of medical institutions, the adoption by any one of which would have a material impact on our revenues.  We expect that each of the smaller sized medical institutions, which adopt the Safety-SpongeTM System, could produce approximately $100 thousand in annual revenue whereas each of the larger institutions could produce annual recurring revenues of $400 thousand or more.

Cost of revenues

Cost of revenues increased $156 thousand, or 40% to $549 thousand for the three months ended March 31, 2009 from $393 thousand for the same period in 2008.  This reflects an increase in sales of our Safety-SpongeTM System.

Gross profit

During the three months ended March 31, 2009, our gross profit increased $280 thousand or 262%, to $387 thousand from $107 thousand for the same period in 2008.  Our gross margin percentage was 41% for the three months ended March 31, 2009 compared to 21% for the same period in 2008.  The increase in gross margin percentage was primarily a result of our normal gross margin percentage for the three months ended March 31, 2009 compared to the same period in 2008 which had a write off for obsolete inventory and discounts provided in connection with hardware sales.

Research and development

Research and development expenses were $113 thousand and $44 thousand, for the three months ended March 31, 2009 and 2008, respectively.  The increase is primarily due to an increase in software development costs associated with our system hardware.

Sales and marketing

Sales and marketing expenses were $649 thousand and $452 thousand for the three months ended March 31, 2009 and 2008, respectively.  The increase is primarily due to the addition of sales and clinical representatives in the field and the associated salary, commission, benefits and travel expenses.

General and administrative

General and administrative expenses were $2.6 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively.  The increase is primarily due to non-cash expenses recorded in connection with the issuance of additional warrants pursuant to anti-dilution provisions and an increase in costs associated with being a public company.

Total other income (expense), net

Total other expense increased to $634 thousand from $177 thousand for the three months ended March 31, 2009 and 2008 respectively.  This increase was mainly due to an increase in the fair market value of our warranty derivative liability resulting in a loss of $414 thousand and warrant expense of $1.3 million for the three months ended March 31, 2009.

Interest expense

We had interest expense of $220 thousand and $87 thousand for the three months ended March 31, 2009 and 2008, respectively.  The increase in interest expense for the three months ended March 31, 2009 when compared to March 31, 2008 is primarily attributable to the increase in debt discount amortization relating to our long term debt.

Realized gains (losses) on investments, net

During the three months ended March 31, 2008 we realized a net loss of $25 thousand that relates to the sale of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas.

Financial Condition, Liquidity and Capital Resources

Our cash and cash equivalents balance was $923 thousand at March 31, 2009, versus $296 thousand at December 31, 2008. Total current liabilities were $10.2 million at March 31, 2009, versus $6.8 million at December 31, 2008. As of March 31, 2009 we had a working capital deficit of approximately $8.9 million, of which $6.1 million is associated with our warrant derivative liability.  Since we continue to have recurring losses, we have relied upon private placements of equity and debt securities. Our existing cash and cash equivalents balance, combined with the proceeds received from a January 2009 debt financing (described below), are not expected to be sufficient to meet our anticipated funding requirements during the next twelve months.

In order to ensure the continued viability of the Company, additional financing must be obtained and profitable operations must be achieved in order to repay the existing short-term debt and to provide a sufficient source of operating capital.  We cannot be certain that sufficient financing will be available when needed on terms acceptable to the Company, or at all.

As of March 31, 2009, other than our office lease and employment agreements with key executive officers, we had no commitments other than the liabilities reflected in our consolidated financial statements.

Cash increased by $627 thousand to $923 thousand during the three months ended March 31, 2009, compared to a decrease of $250 thousand to $156 thousand, during the three months ended March 31, 2008, primarily as a result of financing activities during 2009 as described below.

Operating activities

Operating activities used $1.3 million of cash during the three months ended March 31, 2009, compared to $746 thousand during the three months ended March 31, 2008.  During the three months ended March 31, 2009 net cash used in operating activities resulted from a net loss of $3.5 million including a decrease in accounts payable of $350 thousand and a decrease in accrued liabilities of $10 thousand, offset by a $1.7 million non-cash, unrealized loss on our warrant derivative liability caused by the increase in the market value of our common stock, amortization of debt discount of $118 thousand, stock based compensation of $225 thousand, a decrease of $165 thousand in inventory and a decrease of $183 thousand in accounts receivable.

During the three months ended March 31, 2008, net cash used in operating activities resulted from a net loss of $1.6 million, including an increase in inventory of $78 thousand, offset by $201 thousand non-cash stock based compensation, an increase in accounts payable of $314 thousand and an increase in accrued liabilities.

Investing activities

Investing activities for the three months ended March 31, 2009 used $22 thousand for the purchase of computer hardware and related software.

We generated net cash of $117 thousand from investing activities during the three months ended March 31, 2008 primarily from the sale of our undeveloped land in Alabama for $226 thousand.  This was partially offset by capitalized costs of $109 thousand related to the purchase of property and equipment including the ongoing development of purchased software related to our Safety-SpongeTM System.

Financing activities

Cash provided by financing activities during the three months ended March 31, 2009 of $2.0 million, resulting primarily from net proceeds from the issuance of debt and warrants of $2.6 million, offset by repayments of notes payable of $550 thousand and preferred stock dividends of $19 thousand.

Cash provided by financing activities during the three months ended March 31, 2008, of $380 thousand resulted primarily from net proceeds from short-term debt financings of $500 thousand offset by the repayment of a promissory note of $101 thousand and preferred stock dividends of $19 thousand.

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

2009 Promissory Notes

On January 29, 2009, the Company entered into a Senior Secured Note and Warrant Purchase Agreement, pursuant to which, the Company sold Senior Secured Promissory Notes (the “Notes”) in the principal amount of $2.6 million and warrants to purchase 1.5 million shares of the Company’s common stock (the “Warrants”), to several accredited investors (the “Investors”).  The Investors paid $2.0 million in cash and converted $550 thousand of existing debt and accrued interest into the new Notes.   The Notes accrue interest at 10% per annum, throughout the term of the notes, and unless earlier converted into a equity, have a maturity date of January 29, 2011.  The Warrants have an exercise price of $1.00 and expire on January 29, 2014.

At March 31, 2009 we had additional outstanding promissory notes in the aggregate principal amount of $600 thousand and convertible debt instruments in the amount of $1.5 million as detailed below:

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

On November 13, 2006, Mr. Langsam loaned the Company an additional $100 thousand. The loan is documented by a $100 thousand Secured Promissory Note (the “Second Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Second Langsam Note accrues interest at the rate of 12% per annum and had a maturity date of May 13, 2007. The Company is in the process of restructuring the debt that is owed to Mr. Herbert Langsam. Mr. Langsam received warrants to purchase 50 thousand shares of the Company’s common stock at an exercise price of $1.25 per share as additional consideration for entering into the loan agreement. The Company recorded debt discount in the amount of $17 thousand as the estimated value of the warrants. The debt discount was amortized as non-cash interest expense over the original term of the debt using the effective interest method.  Pursuant to the terms of a Security Agreement dated November 13, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Second Langsam Note.

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

On September 12, 2008, the parties executed an Agreement for the Advancement of Common Stock Prior to close of the Amendment and Early Conversion of Secured Convertible Promissory Note, dated September 5, 2008 (“Amendment”).

Ault Glazer failed to satisfy the conditions by the deadline stated in the Amendment, dated September 5, 2008.  Although the conditions remained unsatisfied, the Company made two additional issuances of shares to Ault Glazer pursuant to the Amendment.  The Company issued another 250,000 shares on October 10, 2008 and another 250,000 shares on November 6, 2008.   As of this date, there remain 500,000 shares issuable to Ault Glazer upon Ault Glazer meeting the conditions of the Amendment.

On October 27, 2008 we entered into a Discount Convertible Debenture with David Spiegel in the principal amount of $65 thousand (the “Spiegel Note”) with a 9% original issue discount of $15 thousand.  The Note is convertible at any time, in whole or in part, into common stock of the Company at a conversion price of $1.50 per common share at the option of the holder.

Investments

At March 31, 2009, we had an investment in Alacra Corporation, valued at $667 thousand, which represents 8.3% of our total assets. On April 20, 2000, we purchased $1.0 million worth of Alacra Series F Convertible Preferred Stock. We have the right, subject to Alacra having the available cash, to have the preferred stock redeemed by Alacra over a period of three years for face value plus accrued dividends beginning on December 31, 2006. Pursuant to this right, in December 2006 we informed management of Alacra that we were exercising our right to put back one-third of our preferred stock. Alacra had a sufficient amount of cash to redeem our preferred stock and in December 2007 completed the initial redemption of one-third of our preferred stock.  We received proceeds of $333 thousand, which accounted for the entire amount of the decrease in value of our Alacra investment. We continue to maintain our right to put back our remaining preferred stock to Alacra and expect an additional redemption of one-third of our preferred stock in fiscal year 2009.

Our investment in Alacra is illiquid, which will make it difficult to dispose of the securities quickly. Should we be forced to liquidate some or all of the investments on an accelerated timeline, the proceeds of such liquidation may be significantly less than the value at which we acquired the investment.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009 at the reasonable assurance level for the reasons discussed below related to identified material weaknesses in our internal controls over financial reporting.

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

Management’s Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our chief executive officer and interim chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2009 at the reasonable assurance level for the reasons discussed below related to material weaknesses in our internal controls over financial reporting identified in connection with management’s assessment of internal control over financial reporting as of December 31, 2008, as disclosed in our Form 10-K for the year ended December 31, 2008, which have not been fully remediated as of March 31, 2009.

Previously identified material weaknesses not fully remediated as of March 31, 2009:

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be presented or detected on a timely basis.

The following previously identified material weaknesses have not been fully remediated as of March 31, 2009:

1.	We have concluded that the Company’s General Control Environment was ineffective due to the following identified weaknesses:

a.
We had not established an adequate tone at the top by management and the board of directors concerning the importance of, and commitment to, internal controls and generally accepted business practices.

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

3.
We had not designed and implemented effective internal control policies and procedures relating to equity transactions and share-based payments.  To correct these deficiencies the Company has implemented policies and procedures to formalize procedures relating to transactions of this nature and ensure that such transactions are entered into and issued in accordance with board of director approvals.  Further, the Company has implemented a software program specifically designed to track and account for share-based payments.

4.
We had not designed and implemented effective internal control policies and procedures to ensure the proper reporting of income and accounting for payroll taxes related to certain stock grants to employees and consultants. This weakness resulted in the need for a restatement of previously issued financial statements due to the correction of an error for the cumulative effect of the understatement of payroll taxes and the related accrued liability for stock awards issued in 2005 and 2006, as of the beginning of the year ended December 31, 2007, and for the effect of the understatement in these accounts for the year ended December 31, 2007.  To correct these deficiencies the Company plans to design and implement policies and procedures to ensure that all reporting obligations and required withholdings related to stock grants to employees and consultants are processed and reported on a timely basis.

5.
We had not designed and implemented effective internal control policies and procedures to provide reasonable assurance regarding the accuracy and integrity of spreadsheets and other “off system” work papers used in the financial reporting process.

Changes in Internal Control over Financial Reporting

We made no changes during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

As of the date this report was filed, there has been no material developments in the legal proceedings previously reported in our Form 10-K.

Item 1A.  Risk Factors.

There have been no material changes from risk factors previously disclosed in Item 1A included in our Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 29, 2009, the Company entered into a Senior Secured Note and Warrant Purchase Agreement, pursuant to which, the Company sold Senior Secured Promissory Notes (the “Notes”) in the principal amount of $2.6 million and warrants to purchase 1.5 million shares of the Company’s common stock (the “Warrants”) to several accredited investors (the “Investors”).  The Investors paid $2.0 million in cash and converted $550 thousand of existing debt and accrued interest into the new Notes.   The Notes accrue interest at 10% per annum, throughout the term of the notes, unless earlier converted into a equity.  The Notes, have a maturity date of January 29, 2011.  The Warrants have an exercise price of $1.00 and expire on January 29, 2014. We intend to use the net proceeds from this transaction primarily for general corporate purposes and repayment of existing liabilities. These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

Pursuant to the employment agreement entered into with David Bruce on January 5, 2009, the Company granted stock options to purchase 2,000,000 shares of the Company’ common stock.  The exercise price of the options is the average selling price of the Company’s common stock on the date of grant, which was $0.75.  Upon the six-month anniversary of the effective date of the Agreement, 250,000 Shares subject to the Option shall vest and become exercisable and thereafter, the remaining shares will vest over a forty-two month period at the rate of 1/48th of the total shares per month.  Mr. Bruce resigned from the Company effective May 6, 2007 and all shares of stock options granted, expired.

The board of directors also granted stock options to purchase 750,000 shares of the Company’s common stock to Brian Stewart on January 2, 2009, relating to his employment with the Company, which began January 5, 2009.  The exercise price of the options is the average selling price of the Company’s common stock on the date of grant, which was $0.75.  The Shares subject to the option shall vest monthly over 48 months.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibit Number	Description
4.01
Form of Securities Purchase Agreement entered into May 20, 2008 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2008)

4.02
Form of Registration Rights Agreement entered into May 20, 2008 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2008)

4.03
Form of Warrant Agreement entered into May 20, 2008 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2008)

4.04
Form of Securities Purchase Agreement entered into August 1, 2008 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008)

4.05
Form of Registration Rights Agreement entered into August 1, 2008 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008)

4.06
Form of Warrant Agreement entered into August 1, 2008 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008)

4.07
Form of Warrant Agreement entered into January 29, 2009 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009)

10.01
Form of Senior Secured Note and Warrant Purchase Agreement entered into January 29, 2009 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009)

10.02
Form of Senior Secured Note issued January 29, 2009 by Patient Safety Technologies, Inc. to several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009)

10.03
Form of Security Agreement entered into January 29, 2009 between Patient Safety Technologies, Inc. and several accredited investors (Incorporated by reference to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2009)

10.04	Employment Agreement dated January 5, 2009 between Patient Safety Technologies, Inc. and David Bruce.
10.05*	Employment Agreement dated May 7, 2009 between Patient Safety Technologies, Inc. and Steven H. Kane.
10.06*	Separation and General Release Agreement dated May 6, 2009 between Patient Safety Technologies, Inc. and David Bruce.
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

Date: May 20, 2009	By:	/s/ Steven H. Kane
Steven H. Kane
Chief Executive Officer

Date: May 20, 2009	By:	/s/ Mary A. Lay
Mary A. Lay
Interim Chief Financial Officer and Principal Accounting Officer