Form 10-K/A
period 2008-12-31
Patient Safety Technologies, Inc
filed 2009-07-13
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A, or the “Amendment”, amends the Patient Safety Technologies, Inc. (the “Company”) Annual report on Form 10-K for the fiscal year ended December 31, 2008 originally filed on April 16, 2009 (the “Original Filing”) as amended by Amendment No. 1 on Form 10-K/A filed on May 1, 2009 (“Amendment No. 1”).  The purposes of this Amendment are:

•
To reflect the revised report of the Company’s independent registered public accounting firm, originally dated April 15, 2009, (the “Audit Report”), included in Item 8 of the Original Filing which now includes an explanatory paragraph with respect to the previously reported restatement of the Company’s December 31, 2007 consolidated financial statements and certain December 31, 2006 account balances;

•	To amend Part III to include the updated information now contained in our definitive proxy statement on Schedule 14A relating to the Company’s 2009 annual meeting of stockholders.

Neither the revision of the Audit Report nor any of the other revisions has had an impact on, or reflected any changes to, any of the financial statements or related note disclosures included in the Original Filing as amended by Amendment No. 1.  Except as described above, no other changes have been made to the Original Filing as amended by Amendment No. 1.  The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates.  Accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to April 16, 2009, as information in such filings may update or supersede certain information contained in this amendment.  In this Amendment unless the context indicates otherwise, the terms “we”, “us”, and “our” refer to Patient Safety Technologies, Inc. and our subsidiary.

i

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-K FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

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

SurgiCount

SurgiCount’s Safety-Sponge System is designed to reduce the number of retained sponges and towels unintentionally left in patients during surgical procedures by allowing faster and more accurate counting of surgical sponges and towels. The SurgiCount Safety-SpongeSystem is a patented turn-key line of modified surgical sponges, SurgiCounter™ scanners, and software file and database elements integrated to form a comprehensive counting and documentation system.  Our business model consists of selling our unique surgical sponge products and selling or renting the scanners and software to hospitals.  We use an exclusive supplier to manufacture our sponge products and we sell through a direct sales force for initial hospital conversions and through distributor organizations for the ongoing supply of sponge products to customers.

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

Customers and Distribution

We currently target our sales to hospitals in the US that perform surgery in multiple operating rooms, OB/GYN departments and other surgical locations.  Our sales process typically involves multiple stakeholders in a hospital institution.  Representatives from OR management, risk management, surgeons, medical and nursing officers, and financial management evaluate the economics and effectiveness of our system.  We typically will also conduct a product validation event in which a subset of hospital clinicians are trained and use the system on a suitable number of cases to understand the functionality and integration requirements to adopt use of the SurgiCount system hospital wide.  Assuming a positive outcome of the validation event, the entire hospital OR staff must then be trained to use the system prior to the hospitalwide adoption.  We currently estimate that the validation process within prospect institutions ranges between two to six months before a final decision is made to implement our Safety-SpongeSystem.

On November 14, 2006, SurgiCount entered into a Supply Agreement withCardinal Health, Inc. ("Cardinal"). Pursuant to the agreement, Cardinal became the exclusive distributor of SurgiCount's products in the United States, with the exception that SurgiCount may sell its products to one other specified hospital supply company, solely for its sale/distribution to its hospital customers. Under the agreement, SurgiCount agrees to maintaina specified fill rate on all orders for products. The term of the agreement is36 months, ending November 14, 2009 unless earlier terminated as set forth therein. Otherwise, theagreement automatically renews for successive 12 month periods.

SurgiCount may not assign its interest under the agreement without Cardinal's prior written consent. Further as part of the agreement, SurgiCount executed a Continuing Guaranty agreeing, among other things, to indemnify Cardinal for any loss or claim a) for property damage on account of any SurgiCount product except as may be caused by gross negligence or reckless disregard on the part of Cardinal or any of its employees, and b) arising on account of any infringement by any SurgiCount product of any patent, trademark or other proprietary right of any other party

In addition, the agreement provides that if we decide to divest, spin-off or otherwise sell SurgiCount or any material assets of SurgiCount (such as intellectual property) during the term of the agreement, Cardinal shall have a right of first refusal to purchase SurgiCount.

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

We use third party developers to create, document and test our proprietary software that operates in the SurgiCounter scanners and interfaces with our custom Citadel™ desktop application.  The scanner software controls the individual procedure with easy -to-learn and easy-to-use touch screen or bar code driven menu items.  The Citadel database software typically resides on a PC environment and consolidates individual case data from the scanner software in a central database for departmental statistics, documented outcomes records and output to patient electronic records systems.

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

In 2005, we entered into a clinical trial agreement with Brigham and Women's Hospital, the teaching affiliate of Harvard Medical School, relating to SurgiCount's Safety-Sponge TM System.  Under terms of the agreement, Brigham and Women's Hospital collected data on how the Safety-Sponge System saves time, reduces costs and increases patient safety in the operating room. The clinical study also was intended to provide clear guidance and instruction to hospitalson techniques to easily integrate the Safety-SpongeSystem into operating room protocols.  Brigham and Women's Hospital received a non-exclusive license to use the Safety-SpongeSystem, while we will own all technical innovations and other intellectual properties derived from the study.  We provided a research grant to Brigham and Women’s Hospital over the course of the clinical trial in the aggregate amount of $431thousand.  The final amount due under the terms of the clinical trial agreement, of $68thousand, was paid in February 2008.

Researchers at Brigham and Women’s Hospital have found that using bar-code technology to augment the counting of surgical sponges during an operative procedure increases the detection rate of miscounted and/or misplaced sponges.  Previous studies have shown that counts are falsely reported as correct in the majority of cases of retained sponges and instruments, resulting in the surgical team believing that all the sponges are accounted for.  In this study, researchers compared the traditional counting protocol with or without augmentation by the bar-code technology in 300 general surgery operations. The researchers found that our technology can substantially reduce the incidence of retained surgical sponges at a materially lower cost than the legal/medical costs of retained events.

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

On January 29, 2007, we entered into a successor agreement with A-Plus, titled“Exclusive License and Supply Agreement”(the “Supply Agreement”).  Pursuant to the Supply Agreement, A Plus was granted the exclusive, world-wide license to manufacture and import SurgiCount's products, including the right to sublicense to the extent necessary to carry out the grant.  The pricing schedule shall remain at its current price for the first three (3) years of the Supply Agreement; thereafter, the pricing schedule shall be based upon the Cotlook Index and the RMB exchange rate.  The term of Supply Agreement is eight years.

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

Competition

There are two known companies that compete with SurgiCount's Safety-Sponge System:  RF Surgical and ClearCount Medical, providing products usingradio frequency identification (“RF”) technology to identify surgical sponges with RF chips embedded.

Regulation of the Medical Products and Healthcare Industry

The FDA administers the Food, Drug and Cosmetics Act (the “FDC Act”). Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process (“510(k)”) or the more lengthy premarket approval (“PMA”) process before they can be sold in the United States. Class I and II devices also have subsets of “exempt devices” which are exempt from the PMA approval requirement subject to certain limitations. 21 CFR 878.4450 (”Gauze/Sponge, Internal, X-Ray Detectable”) is the defined device group of the Safety-Sponge line of products. This defined device group is specifically denoted as “exempt” from the premarket notification process. SurgiCount submitted specific information on its Safety-Sponge product directly to the CDRH and received confirmation of the 510(k) exempt status of this line of products.

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

Alacra Corporation

At December 31, 2008 and 2007, we had an investment in Alacra Corporation (“Alacra”), valued at $667 thousand, which represents 8.4% and 8.2% of our total assets at December 31, 2008 and 2007, respectively. On April 20, 2000, we purchased $1.0 million worth of Alacra Series F Convertible Preferred Stock. We have the right, subject to Alacra having the available cash, to have the preferred stock redeemed by Alacra over a period of three years for face value plus accrued dividends beginning on December 31, 2006. Pursuant to this right, in December 2006 we informed management of Alacra that we were exercising our right to put back one-third of our preferred stock. Alacra completed the initial redemption of one-third of our preferred stock in December 2007.  We received proceeds of $333 thousandfrom this redemption, which accounted for the entire amount of the decrease in value of our Alacra investment in December 2007. We continue to exercise our right to put back our remaining preferred stock to Alacra.  In December 2008,Alacra informed the Company that their Board of Directors had authorized the preferred stock redemption for the second one-third of our preferred stock and that they expected the redemption to occur in the second or third quarter of 2009.  As there is no readily determinable fair value of the Alacra Series F Convertible  Preferred Stock, we account for this investment under the cost method.

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

In January 2007, Milton “Todd” Ault, III resigned as our Chief Executive Officer and Chairman, and our Board of Directors appointed William B. Horne as Chief Executive Officer. In April 2008, our Board of Directors appointed William Adams, as our President and Chief Executive Officer.  InJanuary 2009, Mr. Adams resigned, and our Board of Directors appointed David I. Bruce as our President and Chief Executive Officer.  Mr. Bruce resigned in May 2009 and our Board of Directors appointed Steven H. Kane as our President and Chief Executive Officer.  Mr. Kane also serves as the Company’s Chairman of the Board.  If we are not able to attain stability of our Chief Executive Officer position we may have difficulty implementing our business strategy.

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

Our products and operations are subject to extensive regulation by numerous governmental authorities, including, but not limited to, the FDA and state and foreign governmental authorities. In particular, we must obtain specific clearance or approval from the FDA before we can market new products or certain modified products in the United States. The FDA administers the Food, Drug and Cosmetics Act (the "FDC ACT"). Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process ("510(K)") or the more lengthy premarket approval ("PMA") process before they can be sold in the United States. The Safety-Sponge System has received 510(k) clearance to from the FDA. To obtain 510(k) marketing clearance, a company must show that a new product is "substantially equivalent" in terms of safety and effectiveness to a product already legally marketed. The process of obtaining such clearances or approvals can be time-consuming and expensive, and there can be no assurance that all clearances or approvals sought by us will be granted or that FDA review will not involve delays adversely affecting the marketing and sale of our products. FDA's quality system regulations also require companies to adhere to certain good manufacturing practices requirements, which include testing, quality control, storage, and documentation procedures. Compliance with applicable regulatory requirements is monitored through periodic site inspections by the FDA. In addition, we are required to comply with FDA requirements for labeling and promotion. The Federal Trade Commission also regulates most device advertising.

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

We have investments in illiquid equity securities acquired directly from issuers in private transactions. At December 31, 2008, 8.4% of our consolidated assets were comprised of investment securities, which are illiquid investments.  Investments in illiquid, or non-marketable, securities are inherently risky and difficult to value.  In the event the value of the securities we hold are deemed impaired this could have a material impact on our financial condition.  We review our investment in non-marketable securities on an annual basis for indicators of impairment, however, for non-marketable equity securities, the impairment analysis required significant judgment to identify events or circumstances that would likely have a material adverse effect on the fair value of the investment.  Because such valuations are inherently uncertain and may be based on estimates, our determinations of fair value may differ materially from the values that would be assessed if a ready market for these securities existed.  We account for our investments in non-marketable investment securities on a cost basis.Since a significant amount of our assets are comprised of non-marketable investment securities, any future impairment charges from the write down in value of these securities will most likely have a material adverse affect on our financial condition.

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

We will need additional capital, which may be unavailable.

The commercialization of our current product line, acquisition of complementary technologies and the development and commercialization of any additional products may require greater expenditures than expected in our current business plan.  Our capital requirements will depend on numerous factors, including:

•	our rate of sales growth—fast growth may actually increase our need for additional capital to hire additional staff, purchase additional inventory, and finance the increase in accounts receivable;

•
the level of resources that we devote to the development, manufacture and marketing of our products—any decision we make to improve, expand, acquire complementary technologies or simply change our process, products or technology may require increased funds;

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

We distribute our products through distributors and through our direct sales force.  We may enter into similar agreements with other companies and establish technology partnerships with other medical product, distribution and technology companies.  Successfully managing the interaction of our direct sales force and strategic distribution partners is a complex process.  Widespread acceptance of our SurgiCount Medicalproducts may be dependent on our establishing and maintaining these strategic relationships with third parties and on the successful distribution efforts of third parties.  Many aspects of our relationships with third parties, and the success with which third parties promote distribution of our products, are beyond our control.  We may be unsuccessful in maintaining our existing strategic relationships and in identifying and entering into future development and distribution agreements with third parties.

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
None.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None for the year ended December 31, 2008

Executive Officers of the Registrant

The following is a list of the executive officers of the Company as of June 30, 2009:

Name Age	Position	Served as an Officer Since
Steven H. Kane56	President and Chief Executive Officer	2009
Mary A. Lay 52	Interim Chief Financial Officer, Principal Accounting Officer and Secretary	2008
Brian E. Stewart 37	Vice President Business Development	2009

Executive Officers

Steven H. Kane, age 56,has served as the Company’s President and Chief Executive Officer since May 2009, and has served as a director of the Company since November 26, 2007 and was appointed Chairman February 7, 2008.  Before joining the Company as President and Chief Executive Officer in May 2009, Mr. Kane was the President, Chief Executive Officer and Director of Protalex, Inc. (OTCBB: PRTX) from 2002 to 2009 and has over 30 years experience in the health care industry. From April 1997 to August 2000, Mr. Kane served as Vice President of North American Sales & Field Operations for Aspect Medical. While at Aspect, he helped guide the company to a successful initial public offering in January 2000. Prior to Aspect, Mr. Kane was Eastern Area Vice President for Pyxis Corporation, where he was instrumental in positioning the company for its successful initial public offering in 1992. Pyxis later was acquired by Cardinal Health for $1 billion. Prior to that, Mr. Kane worked in sales management with Eli-Lilly and Becton Dickinson.

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

Brian E. Stewart, age 37, Co-Founder of SurgiCount Medical, Inc., Vice President Business Development.  Prior to returning to SurgiCount in January 2009, Mr. Stewart worked in the investment banking division of Credit Suisse  from 2007 to 2009 and CIBC World Markets from 2002 to 2007.  In addition to his investment banking and entrepreneurial experience, Mr. Stewart’s previous experience includes Strome Investment Management, a hedge fund in Santa Monica, CA.  Mr. Stewart received his MBA from The Anderson School at UCLA and his BA in Economics from UCLA where he graduated Phi Beta Kappa and Summa Cum Laude.

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

	Market Price
Year Ended December 31, 2008	High	Low
Fourth Quarter	$0.96	$0.33
Third Quarter	1.25	0.50
Second Quarter	1.49	0.95
First Quarter	1.50	0.85

	Market Price
Year Ended December 31, 2007	High	Low
Fourth Quarter	$1.75	$0.90
Third Quarter	1.52	0.85
Second Quarter	1.85	1. 36
First Quarter	2.50	1.01

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

Between March 7, 2007 and April 5, 2007, the Company entered into subscription agreements with several accredited investors in a private placement exempt from the registration requirements of the Securities Act.  The Company issued and sold to these accredited investors an aggregate of 2.0 million shares of its common stock and warrants to purchase an additional 1.0 million shares of its common stock.  The warrants are exercisable for a period of five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share.  These issuances resulted in aggregate gross proceeds to the Company of $2.5 million.  We were required to file a registration statement within 120 days after April 5, 2007 (the “Closing Date”).  The registration statement was not filed until November 16, 2007 and we therefore issued, as liquidated damages, to the purchasers of the 2.0 million shares of our Common Stock and the warrants to purchase 1.0 million shares of our Common Stock, warrants with a term of five years and an exercise price of $2.00 per share to purchase 200 thousand shares of our Common Stock.  We recognized $193 thousand in expense as a result of these liquidated damaged.  We used the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

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

On May 27, 2008 the Company entered into subscription agreements with several accredited investors in a private placement exempt from the registration requirements of the Securities Act.  The Company issued and sold to these accredited investors an aggregate of 2.1 million shares of its common stock and warrants to purchase an additional 1.3 million shares of its common stock.  The warrants are exercisable for a period of five years, have an exercise price equal to $1.40.  These issuances resulted in aggregate gross proceeds to the Company of $2.2 million and the extinguishment of $426 thousand in existing debt.  We used the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

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

On August 1, 2008 the Company entered into subscription agreements with several accredited investors in a private placement exempt from the registration requirements of the Securities Act.  The Company issued and sold to these accredited investors an aggregate of 2.0 million shares of its common stock and warrants to purchase an additional 1.2 million shares of its common stock.  The warrants are exercisable for a period of five years, have an exercise price equal to $1.40.  These issuances resulted in aggregate gross proceeds to the Company of $2.5 million.  We used the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities.  These securities were sold in reliance upon the exemption provided by Section 4(2) of the Securities Act and the safe harbor of Rule 506 under Regulation D promulgated under the Securities Act.  No advertising or general solicitation was employed in offering the securities, the sales were made to a limited number of persons, all of whom represented to the Company that they are accredited investors, and transfer of the securities is restricted in accordance with the requirements of the Securities Act.

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

The Company’s primary focus is development, manufacturing and distribution of products and services focused primarily in the health care and medical products field, particularly the patient safety markets.  SurgiCount’s Safety-Sponge System is designed to reduce the number of retained sponges and towels unintentionally left in patients during surgical procedures by allowing faster and more accurate counting of surgical sponges. The SurgiCount Safety-Sponge System is a patented turn-key  line of modified surgical sponges, SurgiCounterTM scanners, and software file and database elements integrated to form a comprehensive counting and documentation system. Our business model consists of selling our unique surgical sponge products and selling or renting the scanners and software to hospitals.  We use an exclusive supplier to manufacture our sponge products and we sell through a direct sales force for initial hospital conversions and through distributor organizations for the ongoing supply of sponge products to customers.

The Safety-Sponge System works much like a grocery store checkout process: Every surgical sponge and towel is affixed with a unique inseparable two-dimensional data matrix bar code and used with a SurgiCounterTM to scan and record the sponges during the initial and final counts during a surgical procedures. Because each sponge is identified with a unique code, a SurgiCounterTM will not allow the same sponge to be counted more than one time. When counts have been completed at the end of a procedure, the system stores a documented electronic record of all sponges used and removed and can output records to a hospital electronic records system. The Safety-Sponge System is the first FDA 510k approved computer assisted sponge counting system.

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

Cost of revenues.  Cost of revenues consist of direct product costs billed from our contract manufacturers.

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

We attribute a significant amount of the increase in sales generated by our Safety-SpongeTM System to increased product awareness and demand.  We have had several major institutions adopt the Safety-SpongeTM System and expect this trend to continue. The Safety-SpongeTM System is currently being evaluated by a large number of medical institutions, the adoption by any one of which would have a material impact on our revenues.  We expect that each of the smaller sized medical institutions which adopt the Safety-SpongeTM System will produce approximately $100 thousand in annual revenue whereas each of the larger institutions could produce annual recurring revenues of $400 thousand or more.

Cost of revenue.Cost of revenues increased $1.1 million, or 152% to $1.8 million for the fiscal year ended December 31, 2008 compared to $716 thousand for fiscal year ended December 31, 2007.  This reflects an increase in sales of our Safety-Sponge TM System and an inventory write down for obsolete inventory returned from a distributor of $87 thousand.

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

Interest expense.  We had interest expense of 333thousand and $1.5 million for the fiscal years ended December 31, 2008 and 2007, respectively.  The decrease in interest expense for the fiscal year ended December 31, 2008 when compared to December 31, 2007 is primarily attributable to the non-cash interest charges incurred in fiscal year 2007 as a result of the debt discount amortization associated with our short-term debt financings.  These charges resulted from the issuance of debt that either had conversion prices on the date of issuance that were below the fair market value of the underlying common stock or required the issuance of warrants to purchase shares of our common stock, which required us to record an expense based on the estimated fair value of the warrants.  We recorded $167 thousand and $1.1 million in non-cash interest charges for the fiscal years ended December 31, 2008 and 2007, respectively.

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

Unrealized loss on assets held for sale, net.We recorded unrealized losses on assets held for sale of zero and $25 thousand for fiscal years ended December 31, 2008 and 2007, respectively.  During the year ended December 31, 2007, we recognized unrealized loss due to a write-down to fair value of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas.  In March 2008, the Company completed the sale of this real property for net proceeds of $226 thousand.

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

Income tax (benefit) provision.We recorded a tax benefit of $439thousand for fiscal year ended December 31, 2008 compared to a tax expense of $31 thousand for fiscal year ended December 31, 2007.  As of December 31, 2008 we had net operating loss carryforward of approximately $29 million to offset future taxable income for federal income tax purposes.  The utilization of the loss carryforwards to reduce any future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards.  The carryforward begin expiring in 2016.

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

Between August 1, 2008 and August 29, 2008, the Company entered into securities purchase agreements with several accredited investors, in a private placement exempt from the registration requirements of the Securities Act. The Company issued and sold to these investors an aggregate of 2.0 million shares of its common stock and warrants to purchase an additional 1.3 million shares of its common stock.

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

Operating activities

We used net cash of $4.6 million in operating activities for the year ended December 31, 2008.  During this period net cash used in operating activities primarily consisted of a net loss of $4.4 million including a $2.6 million non-cash, unrealized gain on our warrant derivative liability caused by the decrease in the value of our common stock ,an increase of $200 thousand in inventory to support implementations scheduled for the first quarter, an increase of $314 thousand in accounts receivable, a decrease of $7 thousand in prepaids and other assets, offset by a $766 thousand increase in accounts payable and accrued liabilities, $1.7 million in stock based compensation and $461 thousand in non-cash costs including amortization, depreciation and deferred income taxes.

We used net cash of $3.8 million in operating activities for the year ended December 31, 2007.  During this period net cash used in operating activities primarily consisted of a net loss of $7.0 million, a decrease in accounts payable of $587 thousand offset by a decrease in prepaid expenses of $474 thousand, and increase of accrued liabilities of $320thousand and non-cash costs including $1.1 million in stock based compensation, $1.1 million in amortization of debt discount and $557 thousand in non-cash costs including amortization and depreciation and deferred income taxes.

Investing activities

We used net cash of $33thousand in investing activities for the year ended December 31, 2008 primarily on $282 thousand for the purchase of property and equipment used to expand our operations offset by $315 thousand received on the sale of our real estate holdings.

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

Stock-Based Compensation

We have adopted the provisions of SFAS No. 123(R), Share-Based Payment, effective January 1, 2005,using the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods in which the Company granted employee stock options have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R).  The fair value of each option grant, nonvested stock award and shares issued under the employee stock purchase plan were estimated on the date of grant using the Black-Scholes option pricing model and various inputs to the model. Expected volatilities were based on historical volatility of our stock. The expected term represents the period of time that grants and awards are expected to be outstanding. The risk-free interest rate approximates the U.S. treasury rate corresponding to the expected term of the option, and dividends were assumed to be zero. These inputs are based on our assumptions, which include complex and subjective variables. Other reasonable assumptions could result in different fair values for our stock-based awards.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early application is not permitted.  Paragraph 11(a) of SFAS No. 133 – specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  ETF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company has outstanding warrants to purchase common stock that have been preliminarily evaluated as ineligible for equity classification under EITF 07-5 because of certain provisions that may result in an adjustment to the exercise price of the warrants.  Accordingly, the adjustment feature may cause the warrant to fail to be indexed solely to the Company’s stock.  The warrants would therefore be classified as liabilities and re-measured at fair value with changes in the fair value recognized in operating results.  The Company has not completed our analysis of these instruments nor determined the effects of pending adoption, if any, on our consolidated financial statements.

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

As more fully described in Notes 2 and 18 to the accompanying financial statements, the Company has restated its December 31, 2007 consolidated financial statements and certain December 31, 2006 account balances.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
April 15, 2009 (except for the fifth paragraph of this report, as to which the date is June 16, 2009)

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Balance Sheets
(In thousands, except par value)

	For the Year Ending December 31,
	2008	2007 (Restated)
Assets

Current assets:
Cash and cash equivalents	$296	$405
Accounts receivable	418	104
Inventories	200	0
Prepaid expenses	188	105
Total current assets	1,102	614

Restricted certificate of deposit	94	88
Notes receivable	121	121
Property and equipment, net	622	663
Assets held for sale, net	0	406
Goodwill	1,832	1,832
Patents, net	3,439	3,764
Long-term investment	667	667
Other assets	37	19
Total assets	$7,914	$8,174

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable	$909	$709
Current portion of convertible debentures	1,425	572
Current portion of notes payable	1,100	600
Accrued liabilities	3,358	1,193
Total current liabilities	6,792	3,074
Long-term convertible debentures, less current portion	51	2,531
Deferred tax liabilities	1,042	1,500
Total liabilities	7,885	7,105

Stockholders' (deficit) equity:
Convertible preferred stock, $1.00 par value, cumulative 7% dividend: 1,000 shares authorized; 11 issued and outstanding at December 31, 2008 and 2007 (Liquidation preference of $1.2 million at December 31, 2008 and 2007	11	11
Common stock, $0.33 par value: 25,000 shares authorized; 17,198 shares issued and outstanding at December 31, 2008; 12,055 shares issued and outstanding at December 31, 2007	5,675	3,978
Additional paid-in capital	36,034	34,320
Accumulated deficit	(41,691)	(37,240)
Total stockholders' equity	29	1,069
Total liabilities and stockholders' equity	$7,914	$8,174

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(In thousands, except per share data)

	For the Year Ending December 31,
	2008	2007 (Restated)

Revenues	$2,780	$1,089
Cost of revenue	1,802	716
Gross profit	978	373

Operating expenses:
Research and development	271	133
Sales and marketing	2,516	1,811
General and administrative	5,206	3,730
Total operating expenses	7,993	5,674

Operating loss	(7,015)	(5,301)

Other income (expenses):
Liquidated damages	—	(194)
Interest expense	(333)	(1,496)
Change in fair value of warrant liability	2,582	—
Realized gain (loss) assets held for sale, net	(91)	22
Unrealized loss on assets held for sale, net	—	(25)
Other income	44	(3)
Total other income (expense)	2,202	(1,696)

Loss from continuing operations before income taxes	(4,813)	(6,997)
Income tax provision	439	(31)
Loss from continuing operations	(4,374)	(7,028)

Loss from discontinued operations	—	(166)
Net loss	(4,374)	(7,194)
Preferred dividends	(77)	(77)
Net loss applicable to common shareholders	$(4,451)	$(7,271)

Basic and diluted per common share:
Continuing operations	$(0.31)	$(0.70)
Discontinued operations	$—	$(0.02)
Net income (loss)	$(0.31)	$(0.72)

Weighted average common shares outstanding:
Basic and diluted	14,452	10,067

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ending December 31,
	2008	2007 (Restated)
Operating activities:
Net loss	$(4,374)	$(7,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	352	206
Amortization of patents	325	325
Non-cash interest	167	1,112
Issuance of common stock for loan fees	15	—
Forgiveness of debt	(37)	—
Unrealized gain on marketable securities	—	25
Stock-based compensation to consultants	—	57
Stock-based compensation to liquidated damages	—	193
Stock-based compensation to employees and directors	1,666	1,113
Unrealized gain on warrant derivative liability	(2,582)	—
Loss on investments, net	—	(33)
Loss on sale of property	91	—
Change in deferred tax liability	(452)	31
Changes in operating assets and liabilities:
Accounts receivable	(314)	(6)
Inventories	(200)	43
Prepaid expenses	20	474
Other assets	(13)	8
Accounts payable	251	(587)
Accrued liabilities	515	467
Net cash used in operating activities	(4,570)	(3,766)

Investing activities:
Purchase of property and equipment	(282)	(561)
Proceeds from sale of property and equipment	—	43
Proceeds from sale of assets held for sale, net	315	3,178
Proceeds from sale of long term investments	—	333
Net cash provided by investing activities	33	2,993

Financing activities:
Proceeds from issuance of common stock and warrants	4,577	4,484
Proceeds from notes payable	650	100
Payments and decrease on notes payable	(722)	(3,372)
Payments of preferred dividends	(77)	(38)
Net cash provided by financing activities	4,428	1,174

Net increase in cash and cash equivalents	(109)	401
Cash and cash equivalents at beginning of period	405	4
Cash and cash equivalents at end of period	$296	$405

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$75	$255
Cash paid during the period for interest	$1	$1
Non cash investing and financing activities:
Dividends accrued	$77	$77
Forgiveness of debt	$37	—
Issuance of common stock in connection with contingent payment with SurgiCount acquisition	$—	$145
Issuance of common stock for a prepaid expense	$103	—
Issuance of common stock for an accrued liability	$141	—
Issuance of common stock for accounts payable	$50	—
Issuance of common stock in payment of notes payable and accrued interest	$1,162	$696
Issuance of common stock for inventory	$—	$500
Payment of accrued liability with long-term investments	$—	$11
Reclassification of accrued interest to notes payable, less current portion - net	$—	$349
Reclassification of long term investments to assets held for sale	$—	$431
Reclassification of warrant derivative liability from equity	$4,343	$—

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders' Equity
(In thousands)

									TOTAL
	Preferred Stock		Common Stock Issued		Paid - In	Accumulated	Treasury Stock		Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

BALANCES, December 31, 2006 (Restated)	11	11	7,489	2,471	29,654	(29,970)	(614)	(1,109)	1,058

Net Loss	-	-	-	-	-	(7,194)	-	-	(7,194)

Preferred Dividends	-	-	-	-	-	(77)	-	-	(77)

Issuance of Common for:
Cash			3,640	1,201	2,828		584	1,055	5,084
Contingent payment due to SurgiCount acquisition	-	-	100	33	112		-	-	145
Service	-	-	33	11	39		-	-	50
Payment of Debt	-	-	551	182	514		-	-	696

Compensation expense due to warrant issuances	-	-	-	-	211		-	-	211
Compensation expense due to restricted stock	-	-	242	80	289		30	54	423
Compensation expense due to stock option issuances	-	-			674		-	-	674
BALANCES, December 31, 2007 (Restated)	11	11	12,055	3,978	34,320	(37,240)	-	-	1,069

Net Loss	-	-	-	-	-	(4,374)	-	-	(4,374)

Preferred Dividends	-	-	-	-	-	(77)	-	-	(77)

Issuance of Common for:
Cash	-	-	3,662	1,208	3,369	-	-	-	4,577
Payment of AP	-	-	136	45	140	-	-	-	185
Payment of Debt	-	-	1,294	427	885	-	-	-	1,312
Note Extension	-	-	25	8	7				15
Services	-	-	26	9	24				33

Warrant derivative liability reclassification	-	-	-	-	(4,344)	-	-	-	(4,344)
Compensation expense due to restricted stock	-	-	-	-	713	-	-	-	713
Compensation expense due to stock option issuances	-	-	-	-	920	-	-	-	920
BALANCES, December 31, 2009	11	11	17,198	5,675	36,034	(41,691)	-	-	29

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

2. PRIOR PERIOD CORRECTION OF ERROR

As more fully described at Note 18, during 2008 the Company determined that it had understated expenses and accrued liabilities in 2006 and 2007 in connection with its failure to properly report and account for withholding amounts and related taxes on stock grants to certain employees and consultants.

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

The correction of these errors required the following adjustments:

•
Restatement ofthe opening balances as of January 1, 2007reflecting a decrease in the opening balance retained earnings and an increase in the opening balance of accrued liabilities in the amount of $486 thousand.

•
Restatement of financial statements for the year ended December 31, 2007 to reflect additional expenses and related net loss in the amount of $187 thousand, and an additional increase to accrued liabilities in the amount of $ 187 thousand as of December 31, 2007.

3. LIQUIDITY AND GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2008, the Company has an accumulated deficit of approximately $41.7 million and a working capital deficit of approximately $5.7million. For the year ended December 31, 2008, the Company incurred a loss of approximately $4.5 million and incurred negative cash flow from operating activities of approximately $4.6 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

We derive our revenue primarily from the sale of our SurgiCount sponges and the related hardware.  Our revenues are generated by our direct sales force and independent distributors.  Our products are ordered directly by the hospitals through our distributors and shipped and billed directly. Although hardware sales are not considered a recurring item, we expect that once an institution adopts our system, they will be committed to its use and therefore provide a recurring source of revenues for sales of our safety sponges.

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

Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these financial instruments.  Note receivable arrangements include a market rate of interest and their carrying values approximates fair value.  Convertible debentures and note payable arrangements are based on borrowing rates currently available to the Company for loans with similar terms and maturities, are reported at their carrying values, which the Company believes approximates fair value.  Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being report in current period earnings (loss).

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

At December 31, 2008 and 2007, due to our distribution agreement with Cardinal Health, we had one individual customer whose receivable balance outstanding  represented 61% and 62% of the gross account receivable balance, respectively. During 2008 Cardinal Health represented in excess of 80% our net revenue for the 2008 reporting period.

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

SurgiCount entered into an agreement on August 17, 2005 for A Plus to be the exclusive manufacturer and provider of the Safety-Sponge™ products, which includes bar coded gauze sponges, bar coded laparotomy sponges, bar coded O.R. towels and bar coded specialty sponges.  Services to be provided by A Plus include manufacturing, packaging, sterilization, logistics and all related quality and regulatory compliance.  During the term of the agreement, A Plus agreed not to manufacture, distribute or otherwise supply any bar coded sponges for any third party.  While theCompany believes the manufacturing capacity of A Plus will be sufficient to meet expected demand, in the event A Plus cannot meet requirements, the agreement allows the Company to retain additional providers of the Safety-Sponge™ products.

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

Research and Development

Research and development costs are expensed in the period incurred.  Research and development expenses for the years ended December 31, 2008 and 2007 were $271 thousand and $133 thousand, respectively.

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

Stock-Based Compensation

The Company adopted SFAS No. 123(R), Share-Based Payment, as of January 1, 2005 using the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods in which the Company granted employee stock options have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R). During the years ended December 31, 2008, and 2007, the Company had stock-based compensation expense of  $1.7 million and$1.1 million, respectively.  The total amount of stock-based compensation for the year ended December 31, 2008, included common stock valued at $33 thousand, warrants at $713 thousand,and stock options valued at $920 thousand. The total amount of stock-based compensation for the year ended December 31, 2007 of $1.1 million included restricted stock grants valued at $423 thousand and stock options valued at $674 thousand.

During the years ended December 31, 2008, and 2007, the Company had stock-based compensation expense, from issuances of restricted stock and warrants to consultants of the Company of $0and $57 thousand, respectively.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Warrant Derivative Liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).  Pursuant to EIFT 00-19, an evaluation of specifically identified conditions is made to determine whether warrants issued are required to be classified as either equity or a liability.  If the classification required under EITF 00-19 changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification.  In the event that this evaluation results in a partial reclassification, our policy is to first reclassify warrants with the latest date of issuance.  The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model.  The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings (loss).  There is no limit on the number of times a contract may be reclassified.

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

Since the effects of outstanding options, warrants and the conversion of convertible preferred stock and convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share, as shown below (in thousands):

	FY 2008	FY2007
Convertible Debentures	543	1,471
Convertible Preferred Stock	246	246
Warrants	10,725	6,115
Stock Options	1,627	1,650
Total	13,141	9,842

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 5 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. We will implement SFAS No. 160 on January 1, 2009. As of May 20, 2009, we did not have any minority interests. Therefore, we do not expect the adoption of this standard will have a material impact on our income statement, financial position or cash flows.

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

Depreciation expense for the years ended December 31, 2008 and 2007 was $352 thousandand $206 thousand, respectively.

8.  GOODWILL AND PATENTS

The Company recorded goodwill in the amount of $1.7million in connection with its acquisition of SurgiCount Medical, Inc. in February 2005.  During the year ended December 31, 2007, cumulative gross revenues of SurgiCount exceeded $1.0 million and as such the Company issued 100 thousand shares of common stock, valued at $145 thousand to the SurgiCount founders, as contingent consideration, which was recorded as additional goodwill.  In addition, in connection with the SurgiCount acquisition, the Company recorded patents acquired that were valued at $4.7 million.

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

During 2008 the Company conducted its annual test for impairment, at year-end and determined that no impairment of goodwill was required.

Goodwill as of December 31, 2008 and 2007 is as follows (in thousands):

Goodwill
Balance as of December 31, 2007	$1,832
Balance as of December 31, 2008	$1,832

Patents, net, as of December 31, 2008 and 2007 are composed of the following(in thousands):

	December 31, 2008	December 31, 2007
Patents	$4,685	$4,685
Accumulated amortization	(1,246)	(921)
	$3,439	$3,764

The patents are subject to amortization over their estimated useful life of 14.4 years.  Amortization expense was $325 thousand for the years ended December 31, 2008 and 2007.  The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter(in thousands).

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)\

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

Investments in Real Estate

During the year ended December 31, 2008, all real estate investments were sold and for net proceeds of $315 thousand, which resulted in a loss on sale in the amount of $91 thousand.  At December 31, 2007, the Company’s real estate investments,which were classified as “Assets Held for Sale “in accordance with SFAS No. 144,consisted of approximately 8.5 acres of undeveloped land in Heber Springs, Arkansas and 0.61 acres of undeveloped land in Springfield, Tennessee, which were recorded at their cost of $406 thousand.

10. CONVERTIBLE DEBENTURES & NOTES PAYABLE

Convertible Debentures

Convertible debentures at December 31, 2008 and 2007 are comprised of the following (in thousands):

	December 31, 2008	December 31, 2007
Ault Glazer Capital Partners, LLC (a) *	$1,425	$2,531
Charles Kalina III (b)	—	400
James Sveinson (c)	—	101
Michael Sedlak (d)	—	71
David Spiegel (e)	65	—
Total convertible debentures	1,490	3,103
Less: unamortized discount	(14)	-
	1,476	3,103
Less: current portion	(1,425)	(572)
Convertible debentures - long term portion	$51	$2,531

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Maturities of the convertible debentures at December 31, 2008 are as follows (in thousands):

Years Ending December 31,
2009	$1,425
2010	65
Thereafter	—
Total	$1,490
* Related Party (See Note 10)

(a)
As of December 31, 2006, Ault Glazer Capital Partners, LLC loaned $1.5 million to ASG in addition to the ASG Note.  The loans were advanced to ASG, pursuant to the terms of a Real Estate Note dated July 27, 2005, as amended (the"Real Estate Note"). The Real Estate Note had an interest rate of 3% above the Prime Rate as published in the Wall Street Journal. All unpaid principal, interest and charges under the Real Estate Note were due in full on July 31, 2010.  The Real Estate Note was collateralized by a mortgage on certain real estate owned by ASG pursuant to the terms of a Future Advance Mortgage Assignment of Rents and Leases and Security Agreement dated July 27, 2005 between ASG and the Fund.  During the year ended December 31, 2007 the Company incurred interest expense of $70,000 on the Real Estate Note.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

(b)
On July 12, 2006 the Company, executed a Convertible Promissory Note in the principal amount of $250 thousand in favor of Charles J. Kalina, III, an existing shareholder of the Company. On November 3, 2006 the balance due under the $250 thousand Convertible Promissory Note was added to a new Convertible Promissory Note in the principal amount of $400 thousand (the“Kalina Note”), pursuant to which the Company received proceeds of approximately $150 thousand.  The Kalina Note accrued interest at the rate of 12% per annum and was due on January 31, 2008.  On May 20, 2008, the principal and accrued interest on the Kalina Note, in the aggregate amount of $426 thousand, was exchanged for equity in the Company.  Mr. Kalina received 341 thousand shares of the Company’s common stock and a warrant to purchase 205 thousand shares of the Company’s common stock at $1.40 per share.  During the fiscal years ended December 31, 2008 and 2007, the Company incurred interest expense, excluding amortization of debt discount of $19 thousand and $46 thousand, respectively, on the Kalina Note. At December 31, 2007 accrued interest on the Kalina Note totaled $8 thousand.

(c)
On November 1, 2006 we entered into a Convertible Promissory Note with James Sveinson in the principal amount of $101 thousand (the“Sveinson Note”). The Sveinson Note was repaid in full as of December 31, 2008.  During the fiscal years ended December 31, 2008 and 2007, the Company incurred interest expense, excluding amortization of debt discount of $2 thousand and $12 thousand, respectively, on the Sveinson Note.

(d)
On November 1, 2006 we entered into a Convertible Promissory Note with Michael G. Sedlak in the principal amount of $71 thousand (the“Sedlak Note”). The Sedlak Note was repaid in full as of December 31, 2008.During the fiscal years ended December 31, 2008 and 2007, the Company incurred interest expense, excluding amortization of debt discount of $9 thousand and $8 thousand, respectively, on the Sedlak Note.

(e)
On October 27, 2008 we entered into a Discount Convertible Debenture with David Spiegel in the principal amount of $65 thousand (the“Spiegel Note”) with a 9% original issue discount of $15 thousand.  The Note is convertible at any time, in whole or in part, into common stock of the Company at a conversion price of $1.50 per common shareat the option of the holder.  During the fiscal year ended December 31, 2008, the Company incurred interest expense and amortization of the debt discount of $1 thousand on the Spiegel Note.

Notes Payable

Notes payable at December 31, 2008 and 2007 are comprised of the following (in thousands):

	December 31, 2008	December 31, 2007
Herb Langsam (a)*	$600	$600
Catalysis Offshore (b)*	250	—
Catalysis Partners (b)*	250	—
Total notes payable	1,100	600
Less: current portion	(1,100)	(600)
Notes payable - long term portion	$—	$—

Maturities of the notes payable at December 31, 2008 at are as follows (in thousands):

Years Ending December 31,
2009	1,100
Thereafter	—
Total	$1,100

* Related party (see Note 10)

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

11. ACCRUED LIABILITIES

Accrued liabilities at December 31, 2008 and 2007 are comprised of the following(in thousands):

	2008	2007
Accruedinterest	$237	$168
Accrued leaseliability	56	—
Accruedderivativeliability	1,766	—
Accrued dividends onpreferred stock	134	134
Accrued salaries	17	212
Accrued officerseverance	268	—
Accrued director's fees	145	—
Contingent tax liability	701	673
Other	34	6
Total accrued liabilities	$3,358	$1,193

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

Between January 29, 2007 and June 7, 2007, the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”).  The Company issued and sold to the investors an aggregate of 2.2 million shares of its common stock and warrants to purchase an additional 1.1 million shares of its common stock.  The warrants are exercisable for a period of three to five years, have an exercise price equal to $2.00, and 50% of the warrants are callable upon the occurrence of any one of a number of specified events when, after any such specified occurrence, the average closing price of the Company’s common stock during any period of five consecutive trading days exceeds $4.00 per share.  These issuances resulted in aggregate gross proceeds to the Company of $2.7 million.The Company was required to file a registration statement within 120 days after April 5, 2007 covering the resale of 2.0 million shares of our Common Stock purchased in these private placements.  The registration statement was not filed until November 16, 2007 and we therefore issued, as liquidated damages, warrants with a term of five years and an exercise price of $2.00 per share to purchase 200 thousandshares of our Common Stock.  We recognized $193 thousand in expense as a result ofthese liquidated damages

Pursuant to the Merger between the Company and SurgiCount, in the event that prior to the fifth anniversary of the closing of the Merger the cumulative gross revenues of SurgiCount exceed $1.0 million, the Company is obligated to issue an additional 100thousand shares of the Company’s common stock to certain SurgiCount founders. As discussed in Note 7, cumulative gross revenues of SurgiCount exceeded $1.0 million and therefore the Company issued an additional 100thousand shares of the Company’s common stock, valued at $145thousand.  Between June 2007 and December 2007 the Company recorded $145 thousand of goodwill as a result of these issuances, based on the estimated fair value of the shares.

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

On August 1, 2008 the Company entered into a subscription agreement with several accredited investors in a private placement exempt from the registration requirements of the Securities Act.  The Company issued and sold to these accredited investors an aggregate of 2.0 million shares of its common stock and warrants to purchase an additional 1.2million shares of its common stock.  The warrants are exercisable for a period of five years, have an exercise price equal to $1.40.  These issuances resulted in aggregate gross proceeds to the Company of $2.4 million and $83 thousand in debt extinguishment which included $50 thousand paid in common stock and $37 thousand was forgiven.  We used the net proceeds from this private placement transaction primarily for general corporate purposes and repayment of existing liabilities.

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

13. WARRANTS AND WARRANT DERIVATIVE LIABILITY

The following table summarizes warrants to purchase common stock activity for the two years ended December 31, 2008:

	Amount	Range of Exercise Price
Warrants outstanding December 31, 2006	3,274,521	$1.25 - $6.05

Issued	2,872,120	$1.40 - 2.00
Cancelled/Expired	(32,120)	$3.50

Warrants outstanding December 31, 2007	6,114,521	$1.25 - $6.05

Issued	4,617,875	$1.40 - 2.00
Cancelled/Expired	(12,500)	$3.55

Warrants outstanding December 31, 2008	10,719,896	$1.25 - $6.05

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

	January 1, 2008	Transfers into Level 3	Net realized gains included in earnings	December 31, 2008

Warrant derivative liability	-	$ (4,344)	$2,582	$(1,766)

Gains included in earnings for the period ended December 31, 2008, are reported in other income/expensein the amount of $2.6 million.

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

During the year ended December 31, 2008, the Company recorded compensation costs related to stock options of $920 thousand.  As of December 31, 2008, total unrecognized compensation cost related to unvested stock options was $1.1 million.  The cost is expected to be recognized over a weighted average period of 6.3 years.

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

17.  INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components for the years ended December 31, 2008 and 2007:

	2008	2007
United States	$(4,814)	$(6,997)
Foreign	—
	$(4,814)	$(6,997)

The (benefits) provisions for income taxes for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Current:
Federal	$-	$26
State	18	5
Subtotal current	18	31

Deferred:
Federal	$(428)	-
State	(28)	-
Subtotal deferred	$(456)	-

Total (benefit) provision for income taxes	$(439)	31

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

For the years ended December 31, 2008 and 2007, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2008	2007
Federal statutory tax rate	(34.00)%	(34.00)%
Warrant Derivative Liability	(17.95)	-
State and local income taxes, net of federal tax Benefit	(7.02)	0.08
FIN 48 Adjustments	80.74	-
Non deductible items	0.94	-
Incentive Stock Options	11.58	-
Other	5.70	-
Valuation allowance	(48.97)	27.89

Total effective tax rate	(8.99)%	(0.41)%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Payroll related accruals	$329	$268
Intangible assets	-	100
Stock based compensation	-	1,959
Other	25	68
Total deferred tax asset	354	2,395
Deferred tax liability:	(26)	0
Other
Book and tax basis difference arising from purchased patents	(1,370)	(1,500)
Total net deferred tax (liability) asset	(1,042)	895
Less valuation allowance	-	(2,395)
Net deferred tax liability	$(1,042)	$(1,500)

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a new lawsuit (the “new Leve Lawsuit”) against the Company, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). The new Leve Lawsuit attempts to collect a federal default judgment of $5,014,000 entered against only two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against a number of additional entities who are not judgment debtors. Further, the new Leve Lawsuit attempts to enforce the plaintiffs default judgment against entities who were dismissed on the merits from the underlying action in which plaintiffs obtained their default judgment. An unfavorable outcome in the lawsuit may have a material adverse effect on the Company's business, financial condition and results of operations.  The Company believes the lawsuit is without merit and intends to vigorously defend itself.  These consolidated interim financial statements do not include any adjustments for the possible outcome of this uncertainty.On January 29, 2009 the Superior Court of California issued a preliminary ruling in the Company’s favor.

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

Patient Safety Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

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

The financing was completed through a debt placement to one or more accredited investors and was exempt from registration under the Securities act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof and Rule 506 there under.  The Warrants and the shares issuable upon exercise of the Warrants have not yet been registered under the Securities Act or any state securities laws.  Unless so registered, such securities may not be offered or sold absent an exemption from, or in a transaction not subject to, the registration requirement of the Securities Act and any applicable state securities laws

Legal

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer,of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

To address these identified weaknesses, the board of directors intends to appoint two additional, independent members to the audit committee, one being a financial expert, and has taken steps to insure compliance with the committee charters.  In addition, to correct the weakness related to management, the board hired a new Interim Chief Financial Officer in October 2008 and a new Chief Executive Officer in May 2009, both of whom have relevant public company financial controls experience.

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

Item 9B. Other Information.

 None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

As of June 30, 2009, our board of directors, or the Board, consisted of seven directors:  Steven H. Kane, Howard E. Chase, John P. Francis, Louis Glazer, M.D., Herbert Langsam, Wenchen Lin and Loren L. McFarland.

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

Name	Age	Position (s)

Steven H. Kane (3)	56	Chairman of the Board of Directors, President and Chief Executive Officer

Howard E. Chase (1)(2)(3)	73	Director

John Francis	43	Director

Louis Glazer, M.D., Ph.G.	78	Director

Herbert Langsam (1)(2)	78	Director

Wenchen Lin (3)	53	Director

Loren L. McFarland (1)(2)	50	Director

(1)	Member of our Audit Committee, as of June 30, 2009
(2)	Member of our Compensation Committee, as of June 30, 2009
(3)	Member of our Nominating Committee, as of June 30, 2009

Steven H. Kane, age 56,has served as the Company’s President and Chief Executive Officer since May 2009, and has served as a director of the Company since November 26, 2007 and was appointed Chairman February 7, 2008.  Before joining the Company as President and Chief Executive Officer in May 2009, Mr. Kane was the President, Chief Executive Officer and Director of Protalex, Inc. (OTCBB: PRTX) from 2002 to 2009 and has over 30 years experience in the health care industry. From April 1997 to August 2000, Mr. Kane served as Vice President of North American Sales & Field Operations for Aspect Medical. While at Aspect, he helped guide the company to a successful initial public offering in January 2000. Prior to Aspect, Mr. Kane was Eastern Area Vice President for Pyxis Corporation, where he was instrumental in positioning the company for its successful initial public offering in 1992. Pyxis later was acquired by Cardinal Health for $1 billion. Prior to that, Mr. Kane worked in sales management with Eli-Lilly and Becton Dickinson.

John P. Francis, age 43, has served as a director of the Company since November 26, 2007.  Mr. Francis has served as Managing Member of Francis Capital Management, LLC, an investment management firm specializing in small capitalization equities, since 2000. Mr. Francis has over eighteen years of experience in investment management, finance and accounting.  Mr. Francis earned his bachelor’s degree in economics and MBA from the Anderson School of Business at the University of California, Los Angeles.

Howard E. Chase, age 73, has served as a director of the Company since June 22, 2009. Since December 2001, he has served as President and Chief Executive Officer of The Hollandbrook Group, LLC, which provides advisory, director and executive services to early stage companies. Mr. Chase served as President and Chief Executive Officer of Carret Holdings, Inc. (formerly Matrix Global Investments, Inc.), a holding company for asset management businesses, from June 1999 until December 2001. Mr. Chase served as President and Chief Executive Officer of Trident Rowan Group, Inc., a U.S. public holding company with interests in certain Italian companies and real estate, from September 1993 to March 1998 and served as Chairman of the Board of TRGI from March 1998 to December 1999. From 1984 to August 1995, Mr. Chase was a partner in the law firm of Morrison Cohen Singer & Weinstein, LLP in New York City.  Mr. Chase served on the board of Thoatec Corporation from 1986 until May 2009.  Mr. Chase currently sits on the board of several companies, including ThinGap LLC, an electrical motor manufacturer, and the Music Academy of the West, a Santa Barbara, California non-profit organization.  Mr. Chase earned his bachelor’s degree from Harvard University and his law degree from Harvard Law School.

Herbert Langsam, age 78, has served as a Director of the Company since October 22, 2004.  Since 1999, Mr. Langsam has also served as president of Medicare Recoveries, Inc., a private company located in Oklahoma City, Oklahoma, focused on providing Medicare claims and recovery services.  Mr. Langsam serves as a member of the board of trustees for the Geriatric Research Drug Therapy Institute and as an adjunct professor at the University of Oklahoma Pharmacy School. Previously, Mr. Langsam was the founder, president and chief executive officer of Langsam Health Services, a conglomerate of health care companies that serviced 17,000 long-term care residents, which was acquired by Omnicare, Inc. in 1991. Mr. Langsam also served as the vice president of pharmacy services for Omnicare, Inc. following its acquisition of Langsam Health Services. Mr. Langsam received his B.S. in pharmacy from the University of Oklahoma.

Wenchen Lin, age 53,Lin has served as a Director of the Company since March 28, 2007. Mr. Linhas almost twenty years experience as the President and founder of A Plus International, a manufacturer producing a variety of surgical dressings, film and plastic products and servicing the custom procedural tray industry on cotton textile products. A Plus has established relationships with key market leaders in the industries A Plus services. Mr. Lin began his career serving in executive positions in large trade and shipping companies, such as Trade Diversified, Inc. and Brother Trucking Co. and has substantial knowledge and experience in oversees factories, trade, transport and distribution. Mr. Lin received his MBA from Ohio University and his accounting degree from Taiwan Suzhou University.

Louis Glazer, M.D., Ph.G., age 78, has served as a Director of the Company since October 22, 2004. From 2004 to 2006, Dr. Glazer has served in various positions of the Company, including Chairman of the Board, Chief Executive Officer, Vice-Chairman and Chief Health and Science Officer, overseeing the development of the Company’s Safety-Sponge™ system. Until 2002, Dr. Glazer served as the chief anesthesiologist and medical director for the Vitreo-Retinal Clinic in Memphis, Tennessee for over 25 years. Prior to that, Dr. Glazer taught obstetrics anesthesia at the University of Tennessee, while practicing anesthesiology at numerous hospitals in Memphis, Tennessee. Dr. Glazer received his B.S. in pharmacy from the University of Oklahoma and his M.D. from the University of Bologna School of Medicine in Italy.  He presently serves on the Executive Council of the Center for Patient Safety Research and Practice at Harvard Medical School and the Brigham and Women’s Hospital in Boston, MA. has served as a director of the Company since October 22, 2004. Since October 2004, Dr. Glazer has served in various positions of the Company, including that of Director, Chairman of the Board, CEO, Vice-Chairman and Chief Health and Science Officer, overseeing the development of the Company’s Safety-Sponge™ retained sponge incident reducing system. Until 2002, Dr. Glazer served as the chief anesthesiologist and medical director for the Vitreo-Retinal Clinic in Memphis, Tennessee for over 25 years. Prior to that, Dr. Glazer taught obstetrics anesthesia at the University of Tennessee, while practicing anesthesiology at numerous hospitals in Memphis, Tennessee. Dr. Glazer received his B.S. in pharmacy from the University of Oklahoma and his M.D. from the University of Bologna School of Medicine in Italy.  He presently serves on the Executive Council of the Center for Patient Safety Research and Practice at Harvard Medical School and the Brigham and Women’s Hospital in Boston, MA.

Loren L. McFarland, age 50,has served as a director since June 22, 2009.He is currently an independent consultant providing financial advisory services to start-ups in the medical device industry.  He served as Chief Financial Officer and Treasurer of Mentor Corporation, a NYSE listed medical device company from May 2004 to November 2007.  From 1985 to 2004 he filled various financial positions at Mentor including Vice President of Finance and Corporate Controller from 2001 to May 2004, Controller from 1989 to 2001, Assistant Controller from 1987 to 1989 and General Accounting Manager from 1985 to 1987. Prior to his employment with Mentor, Mr. McFarland was employed by Touché Ross and Co., a public accounting firm, as a Certified Public Accountant and auditor from 1981 to 1985.  Mr. McFarland earned his bachelor’s degree in Business Administration and Accounting from the University of North Dakota and a master’s degree in Business Administration from the Anderson School at University of California at Los Angeles in 1999.  Mr. McFarland recently completed the ISS Director Certification Program at UCLA.

Committees of the Board and Meetings

The Board has three committees: an Audit Committee, a Compensation Committee and a Nominating Committee. The Audit Committee and Compensation Committee operate pursuant to committee charters.

For the year ended December 31, 2008, the compensation earned by each director of the Company varied.  Steven H. Kane and David Augustine earned $125,000 and $20,000, respectively in director fees.  Arnold Spangler received a stock award valued at $134,750.  The other directors were eligible to receive a fee of $500 plus reimbursement of expenses incurred in attending each board meeting.  During 2008, the Company did not compensate Messrs. Langsam, Lin, Francis, Glazer and Adams for serving on the Board of Directors.  All compensation earned by Messrs. Kane, Augustine and Spangler is set forth under “Director Compensation” below.  All compensation earned by Messrs. Kane and Augustine for fiscal year 2008 was accrued but not paid.  Mr. Augustine’s accrued directors fees were paid in June 2009.

The Board met seven times during the fiscal year ended December 31, 2007 and eleven times during the fiscal year ended December 31, 2008. Each Board member, with the exception of Mr. Lin attended 90% or more of the aggregate number of meetings of the Board and of the committees on which he or she served that was held during the period for which he or she was a director or committee member, respectively.  Mr. Lin, attended 73% of the meeting held.  Furthermore, it is the Company’s policy to invite, but not require, each of its directors and director nominees to attend the Company’s annual meeting of stockholders.

The following table provides membership and meeting information for 2008 and 2007 for each of the Board’s committees:

Name	Audit		Nominating		Compensation
	2008	2007	2008	2007	2008	2007
Louis Glazer, M.D., Ph.G.(1)	—	—	—	—	X	—
Herbert Langsam(2)	—	X	—	—	X	X
Arnold E. Spangler(3)	X	X	—	—	—	—
David Augustine (4)	X	—	X	—	—	X
Wenchen Lin(5)	—	—	X	—	—	—
John P. Francis(6)	—	—	—	—	—	X
Steven H. Kane(7)*	X	—	X	—	X	—
William Adams(8)	—	—	—	—	—	—

Total meetings in fiscal years	-1-	-0-	-0-	-0-	-0-	-0-

*  Committee Chairperson.

X  Denotes committee member.

(1)	Louis Glazer was elected to the Board at the Special Meeting on October 22, 2004 and was also appointed as a member of the respective committees listed above.
(2)	Herbert Langsam was elected to the Board at the Special Meeting on October 22, 2004 and was also appointed as a member of the respective committees listed above.
(3)	Arnold Spangler was appointed to the Board as of January 6, 2006 and resigned on June 11, 2008. Mr. Spangler currently does not serve on the Board or as an officer.
(4)	David Augustine was appointed to the Board as a director effective January 24, 2007 and resigned March 10, 2009. Mr. Augustine currently does not serve on the Board or as an Officer.
(5)	Wenchen Lin was appointed to the Board as a director effective March 28, 2007.
(6)	John P. Francis was appointed to the Board as a director effective November 26, 2007.
(7)	Steven H. Kane was appointed to the Board as a director effective February 7, 2008.
(8)	William Adams was appointed to the Board as a director effective June 11, 2008 and resigned January 5, 2009. Mr. Adams currently does not serve on the Board or as an Officer.

Below is a description of each committee of the Board. The Board has determined that each member of each committee meets the required applicable rules and regulations regarding “independence” and that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment with regard to the Company. Each of the committees described below has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

Audit Committee

The Audit Committee operates pursuant to an Amended and Restated Charter of the Audit Committee, which sets forth the responsibilities of the Audit Committee. The primary function of the Audit Committee is to oversee and monitor the Company’s accounting and reporting processes and the audits of the Company’s financial statements.

The Audit Committee members currently are Loren L. McFarland and Howard E. Chase, both of whom are considered independent under Rule 10A-3 under the Exchange Act.  Mr. McFarland serves as the Chairman of the Audit Committee.

Nominating Committee

The Nominating Committee recommends prospective nominees for directors to the Board.  The Board has the authority to appoint qualified persons to the Board to fill a vacancy when a vacancy arises.  The Nominating Committee members currently are Howard E. Chase, Wenchen Lin and Steven H. Kane.  Mr. Chase is considered independent under Rule 10A-3 under the Exchange Act. Mr. Chase serves as the Chairman of the Nominating Committee.

Compensation Committee

The Compensation Committee operates pursuant to an Amended and Restated Charter of the Compensation Committee. The Compensation Committee determines and recommends to the Board the compensation to be paid the Company’s executive officers and also reviews the amount of salary and bonus for each of the Company’s other officers and employees. In addition, the Compensation Committee determines and recommends to the Board the terms of stock option grants to be awarded to the Company’s officers, employees, directors and consultants under the Company’s equity incentive plans.  The Committee may also determine other individual performance awards for such officers and employees.

The Compensation Committee members currently are Howard E. Chase, Loren L. McFarland and Herbert Langsam.  Messrs. Chase, McFarland and Langsam are all considered independent under Rule 10A-3 under the Exchange Act. Each member of the Compensation Committee is a “non-employee director” for purposes of Rule 16b-3 under Section 16 of the Exchange Act. Mr. Chase serves as the Chairman of the Compensation Committee

Nomination of Directors

The Company currently has a separate nominating committee of the Board. The Nominating Committee members participate in the consideration of potential nominations for election to the Board. Once the prospective nominees are selected, the Nominating Committee presents them to the Board for their evaluation and consideration.

To fulfill its responsibility to recruit and recommend to the Board nominees for election as directors, the Nominating Committee’s role is to review, on an annual basis, the appropriate skills and characteristics required of directors in the context of the current make-up of the Board. This assessment of nominees is based upon various criteria, including their integrity, independence, accomplishments, prior or current association with institutions noted for their excellence, ability to exercise sound business judgment, demonstrated leadership ability, breadth and knowledge about issues affecting the Company, and background and experience in areas important to the operation of the Company.

In the case of incumbent directors whose terms of office are set to expire, the Board reviews such directors’ overall service to the Company during their terms, including the number of meetings attended, level of participation and quality of performance. Consideration of new director nominee candidates typically involves a series of internal discussions, review of information concerning candidates and interviews with selected candidates. In identifying potential new director candidates, the Nominating Committee seeks recommendations from members of the Board, members of management, and stockholders. The Nominating Committee may also, if necessary or appropriate, retain a professional search firm in order to assist it in these efforts.

The Nominating Committee considers recommendations for Board candidates submitted by stockholders using the same criteria (described above) that it applies to recommendations from directors and members of management.

After consideration, and consistent with the Board’s policies described above, the Board unanimously approved the nominations of Steven H. Kane, John P. Francis, Howard E. Chase, Wenchen Lin, and Loren L. McFarland.  Dr. Louis Glazer and Herbert Langsamwere nominated by the holders of the Preferred Stock and such nominations were unanimously approved by the Board.

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

Executive Officers

Set forth below is certain information regarding our principal executive officers who are not also directors.  We currently have employment agreements with our executive officers except Mary A. Lay, our Interim Chief Financial Officer.

Name	Age	Position (s)

Mary A. Lay	52	Interim Chief Financial Officer, Principal Accounting Officer and Corporate Secretary

Brian Stewart	37	Vice President, Business Development

Mary A. Lay, age 52, has served as our Interim Chief Financial Officer and Principal Accounting Officer since October 2008 and was appointed Corporate Secretary, March 2009. Prior to joining the Company in July 2008, from 2005 to 2008, Ms. Lay served as the Chief Financial Officer of Meret Optical Communications, Inc. a privately held manufacturer of RF Subsystems; from 2002 to 2004 as Vice President of Finance and Acting Chief Financial Officer of Sorrento Networks Corporation a mid-market manufacturer of intelligent optical networking solutions listed on the NASDAQ Global Market; from 1999 to 2002 as Chief Financial Officer for a dot.com development stage company and a golf publication and manufacturing company.  Ms. Lay earned a MBA from the University of Phoenix and a BA of Business with emphasis in Financial Accounting from National University.  She received her CPA certification in Maryland.

Brian E. Stewart, age 37, Co-Founder, has served as our Vice President Business Development since January 2009.  Prior to returning to SurgiCount, Mr. Stewart worked in the investment banking division of Credit Suisse from 2007 to 2009 and CIBC World Markets from 2002 to 2007.  In addition to his investment banking and entrepreneurial experience, Mr. Stewart’s previous experience includes Strome Investment Management, a hedge fund in Santa Monica, CA.  Mr. Stewart received his MBA from The Anderson School at UCLA and his BA in Economics from UCLA where he graduated Phi Beta Kappa and Summa Cum Laude.

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

Our Compensation Committee did not meet during 2008.  As a result, our Board made all compensation decisions for 2008.  Our Board has reviewed the Compensation Discussion and Analysis and discussed that analysis with management. Based on its review and discussions with management, our Board has decided that the Compensation Discussion and Analysis will be included in the company’s Annual Report on Form 10-K for 2008 and the Company’s 2009 proxy statement. This report is provided by the following directors:

Steven H. Kane	Wenchen Lin
John Francis	Dr. Louis Glazer
Herbert Langsam

COMPENSATION DISCUSSION AND ANALYSIS

For 2009, we have designed the compensation program for our named executive officers to attract, motivate, and retain key executives who drive the Company’s success. We seek to employ the best executive talent in our line of business. We want to reward our executives for business achievements and satisfaction of corporate objectives. Additionally, the overall executive compensation program, taken as a whole, should align the interests of the executives with the stockholders’ interest.  We achieve these objectives through a compensation package that:

•	provides competitive total compensation consisting primarily of cash and stock,

•	allows our officers to participate in the benefit programs that we offer to all full-time employees,

•	provides certain officers additional fringe benefits,

•	differentiates rewards based on the officer’s contributions to the Company’s performance, and

•	encourages our named executive officers to act as owners with an equity interest in Patient Safety.

Determining Executive Compensation

The independent members of the Board approve the compensation of our named executive officers.  The Compensation Committee makes a recommendation to the independent directors for annual compensation (including salary, bonus and stock-based compensation) of our named executive officers. These recommendations are based on:

Chief executive officer

•	The chief executive officer’s historical earnings;

•	A market competitive assessment of similar roles at other companies;

•	The earnings of other named executive officers; and

•	An evaluation of the chief executive officer’s performance for the fiscal year.

Named executive officers (other than the chief executive officer).

•	The executive’s historical earnings;

•	A market competitive assessment of similar roles at other companies;

•	Internal comparisons to the compensation of other executives;

•	Evaluations of performance for the fiscal year; and

•	The chief executive officer’s recommendations for each named executive officer’s base pay, and bonus amounts.

The evaluation is based on the success of the named executive officer in achieving his performance commitments, which include financial, strategic and company culture/leadership goals. The Board approves the named executive officer’s salary, bonus and stock-based compensation in the first quarter of the fiscal year after the relevant performance information is available.

The Components of our Executive Compensation Program

Our executive compensation program consists of three elements: (1) base salaries, which provide financial security and recognize individual achievement; (2) annual cash incentives, which are awarded based on achieving yearly performance goals; and (3) long-term equity incentives, which are meant to ensure that the interests of our executives and stockholders are aligned.

We use this mix of programs for a variety of reasons:

•	As a whole, the mix of elements allows us to offer compensation packages comparable to those offered by other organizations from which we may seek to recruit executive talent.

•
As a package, these particular programs provide both a current and a long-term incentive for our executive officers, and help align the executives’ incentives with stockholder interests.  In particular, equity incentive awards offer a long term incentive to enhance the value of the Company’s Common Stock, while cash bonus programs reward achieving tangible performance targets.

•	The incentive programs provide a retention incentive for our executives.

We also provide our named executive officers with a package of fringe benefits that is provided to all full-time benefits eligible employees. These benefits include such items as health insurance and group term life insurance. We provide certain executives with an additional automobile allowance benefit.

We believe that our named executive officers should have formalized employment agreements. The existence of employment agreements helps set clear expectations for the employment relationship. We also believe that the level of security that an employment contract provides to the executive is an important retention tool, and that in many instances we need to offer written employment agreements to compete effectively for executive talent. Certain terms of our current employment agreements with the named executive officers are discussed in the “Employment Agreements” section.

Our Process for Setting Executive Pay

The Compensation Committee’s focus is to determine the compensation of the chief executive officer and to review the proposals of the chief executive officer regarding the compensation for other named executive officers. In 2009, the Compensation Committee will present recommendations to the entire Board of Directors for their approval.

Our executive compensation process begins with the chief executive officer’s submission of each executive’s total pay package to the Compensation Committee for its consideration. We maintain a pay structure with ranges for each type of compensation (base pay, bonus, equity grant) for the named executive officers. We have developed this structure based on our knowledge of our industry.

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

Equity grants: In certain circumstances, the Compensation Committee may award equity grants to named executive officers.  The reasons for these grants include:

•	an incentive to join the Company, based on compensation that is being forfeited through the termination of previous employment,

•	to encourage retention of critical talent,

•	as a strategic investment in someone deemed critical to the Company’s leadership, and

•	to reward outstanding performance.

The chief executive officer recommends the equity grant, if any, to a named executive officer. At the time the offer of employment is made, the chief executive officer provides the Compensation Committee with a proposal for equity grants as part of the hiring process. In 2009, the amount of the grant will be based on a grid of equity grant ranges for the position, which the Company maintains. In 2009, the Compensation Committee will consider the chief executive officer’s recommendation and make a final decision based on the factors listed above. Equity grants that were made to named executive officers during 2008 were authorized by the full Board in lieu of the Compensation Committee. All of the options granted in 2008 were valued at fair market value as of the date of grant (as further explained below).

We establish the exercise price for our options in the following manner.

For a new hire, the Compensation Committee approves the grant and establishes the price based on the average closing bid and ask price on the day of Compensation committee approval; however, if the executive has not yet started employment as of the date of Compensation Committee approval, the price is set as the average closing bid and ask price on the executive’s first day of work.

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

Because we feel that each of our named executive officers provides unique services to us, we do not use a fixed relationship between base pay, short term bonus and equity awards. When the Compensation Committee makes the final decisions about a named executive officer’s total compensation package for a particular year, the three elements (base pay, bonus and equity award) are considered both individually and as a complete package. We do not take into account amounts that a named executive officer may have realized in a particular year as a result of short-term bonus awards or stock option exercises, when we establish pay levels and goals for the current year. Overall, we believe that our total compensation program is reasonable while being competitive with market peers.

In 2008, our Compensation Committee did not meet. Due to the financial position of the Company, with the exception of Richard Bertran, our Board set the base salaries of our named executive officers at the same level as 2007. In the case of Mr. Bertran, our Board increased his base salary because of his increased responsibilities with the Company.  Our Board also determined that in order to conserve cash no annual bonuses were to be granted or paid in 2008 to our named executive officers. Our Board did make several equity awards to our named executive officers based on each individual’s performance during 2008. Our Board did not document its analysis for any of these compensation decisions.

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

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (8)	Option & Warrant Awards ($) (8)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (9)	Total ($)

William B. Horne,
Former Chief	2008	131,429	-	-	469,653	-	-	-	601,082
Executive & Chief	2007	218,750	-	30,991	30,896	-	-	-	280,637
Financial Officer (1)

William M. Adams,
Former President &	2008	312,500	-	-	646,381	-	-	11,480	970,361
Chief Executive	2007	312,500	-	-	29,148	-	-	-	341,648
Officer of
SurgiCount (2)

Richard Bertran,	2008	260,417	-	-	421,788	-	-	12,343	694,548
Former President of	2007	231,243	-	-	53,329	-	-	-	284,572
SurgiCount(3)

Mary A. Lay
Interim Chief	2008	77,903	-	-	-	-	-	-	77,903
Financial Officer(4)

Lynne Silverstein,
Former Executive	2007	105,000	-	25,000	-	-	-	-	130,000
Vice President (5)

James Schafer,
Former Director of	2007	67,051	-	37,500	-	-	-	-	104,551
Manufacturing of
SurgiCount(6)

Milton “Todd” Ault
III, Former Chief	2007	-	-	26,100	-	-	-	-	26,100
Executive Officer (7)

(1)	Mr. Horne resigned October 13, 2008.

(2)	Mr. Adams resigned January 5, 2009.
(3)	Mr. Bertran resigned January 6, 2009.
(4)	Ms. Lay was appointed Interim Chief Financial Officer on October 13, 2008.
(5)	Ms. Silverstein resigned October 15, 2007.
(6)	Mr. Schafer resigned August 8, 2007.
(7)	Mr. Ault resigned January 5, 2007.
(8)
Represents the dollar amount recognized for financial reporting purposes of restricted stock grants, warrant grants, and stock options awarded in 2008 and 2007, respectively, computed in accordance with SFAS 123(R).  Discussion of the assumptions made in valuing the Company’s stock options and warrants is set forth in the footnotes to the Company’s financial statements provided in Item 8 – “Financial Statements and Supplementary Data” of the Company’s Annual Report on For 10-K for the year ended December 31, 2008.

(9)	Primarily represents car payments paid by the Company.

The following table sets forth information with respect to the named executive officers concerning equity awards outstanding as of the fiscal year ended December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION/WARRANT AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options/Warrants (#) Exercisable	Option/Warrant Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

	20,000	2.00	03/05/2012	—	—
	4,000	2.00	11/24/2012
William B. Horne	191,667	1.75	04/15/2015
	50,000	1.25	04/23/2015
	15,625	1.25	04/23/2015

	300,000	1.25	06/12/2018	—	—
William M. Adams	87,500	1.25	04/24/2015
	20,000	2.00	03/16/2012
	4,000	2.00	11/26/2012

	175,000	1.25	06/12/2018
Richard Bertran	50,000	1.39	10/02/2017	—	—
	62,500	1.25	04/24/2015	—	—

Mary A. Lay	—	—	—	—	—

Lynne Silverstein	—	—	—	—	—

James Schafer	—	—	—	—	—

Pension Benefits

The Company does not offer a pension benefit plan.

Non-Qualified Deferred Compensation

The Company does not offer a non-qualified deferred compensation plan.

Compensation of Directors

As of December 31, 2008, the cash compensation earned by each director of the Company varies.  Steven H. Kane and David Augustine earned $125,000 and $20,000 respectively in fees and Arnold Spangler received stock awards valued at $134,750.  The other directors were eligible to receive a fee of $500 plus reimbursement of expenses incurred in attending each board meeting.  During 2008, the Company did not compensate Messrs. Langsam, Lin, Francis, Glazer and Adams for serving on the Board of Directors.  All compensation earned by Messrs.  Kane and Augustine is set forth in the “Summary Compensation Table.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2008, there were 2,500,000 options to purchase shares of Common Stock authorized under the 2004 Plan, with 23,990 options, warrants, or shares of Common Stock available for future issuance under the 2004 Plan. The following table shows information with respect to the 2004 Plan, which is the sole equity compensation plan under which the Company's Common Stock was authorized for issuance as of the fiscal year, ended December 31, 2008.

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

Employment Contracts and Termination and Change of Control Arrangements

Effective May 7, 2009, the Company entered into an employment agreement with Steven H. Kane as President and Chief Executive Officer. Mr. Kane will receive an initial annual base salary of $325,000 and he is eligible to receive an incentive bonus each fiscal year in the amount of not less than 25% of his annual base salary for such year, with the payment of such bonus based on Mr. Kane’s achievement of performance objectives established by the Company’s Board of Directors each fiscal year.   In the event that Mr. Kane’s employment is terminated without cause, the Company is required to pay Mr. Kane (1) all accrued but unpaid compensation; (2) severance payments based on his annual base salary for a period of twelve months; (3) a pro-rated bonus for the year in which termination occurred; and (4) payment of, or reimbursement for, the continuation of his health and welfare benefits coverage pursuant to COBRA for a twelve-month period following such termination or resignation date.

Pursuant to the Mr. Kane’s employment agreement, the Company granted Mr. Kane a non-statutory stock option to purchase 2,000,000 shares of the Company’s Common Stock (the “Option”).  The exercise price of the option was set at the average closing bid and ask price of the Company’s Common Stock on the effective date of the grant, or $0.75.  Upon the six-month anniversary of the effective date of the employment agreement, 250,000 shares subject to the option shall vest and become exercisable, and thereafter the remaining shares will vest over a forty-two month period at the rate of 1/48th of the total shares per month.  In addition, if a change of control of the Company that occurs during his employment, any unvested shares shall become fully vested and Mr. Kane will receive a cash payment of two times his current base salary.

Effective January 5, 2009, the Company entered into an employment agreement with Brian Stewart as Vice President of Business Development. Mr. Stewart will receive an initial annual base salary of $225,000 and he is eligible to receive an incentive bonus each fiscal year in accordance with the terms of the executive bonus plan, which will be determined by the Chief Executive Officer.  In the event that Mr. Stewart’s employment is terminated without cause the Company is required to pay Mr. Stewart (1) all accrued but unpaid compensation; (2) severance payments based on his annual base salary for a period of up to twelve months; (3) a pro-rated bonus for the year in which termination occurred; and (4) payment of, or reimbursement for, the continuation of his health and welfare benefits coverage pursuant to COBRA for a twelve-month period following such termination or resignation date.

Pursuant to Mr. Stewart’s employment agreement, the Company granted Mr. Stewart a non-statutory stock option to purchase 750,000 shares of the Company’ common stock.  The exercise price of the option was set at the average closing bid and ask price of the Company’s common stock to the effective date of the grant, or $0.75.  Upon the six-month anniversary of the effective date of the Agreement, 93,750 shares subject to the option shall vest and become exercisable and thereafter, the remaining shares will vest over a forty-two month period at the rate of 1/48th of the total shares per month.  In addition, upon a change of control of the Company that occurs during his employment, any unvested shares shall become fully vested and Mr. Stewart will receive a cash payment of two times his current base salary.

Except as provided in the employment contracts of Messrs. Kane and Stewart, there exists no plan or arrangement calling for compensation on the retirement or resignation or any other named executive officer or termination of such individual’s employment with the Company.  The Compensation Committee will consider, consistent with its duties, the terms of any such agreements, plans or arrangements.

Indemnification Agreements

There are no indemnification agreements known to management, which have been entered into by the Company.  The Company’s Amended and Restated Certificate of Incorporation authorizes the Company to indemnify its executive officers, directors, agents, and any other persons to whom Delaware law permits the Company to provide indemnification, in excess of the indemnification otherwise permitted by Section 145 of the Delaware General Corporation Law, subject only to limits created by applicable Delaware law (statutory or non-statutory) with respect to actions for breach of duty to the Company, its stockholders and others.

Policy With Respect To Section 162(m)

Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), provides that, unless an appropriate exemption applies, a tax deduction for the Company for compensation of certain executive officers named in the Summary Compensation Table will not be allowed to the extent such compensation in any taxable year exceeds $1 million. As no executive officer of the Company received compensation during 2008 approaching $1 million, and the Company does not believe that any executive officer's compensation is likely to exceed $1 million in 2009, the Company has not developed an executive compensation policy with respect to qualifying compensation paid to its executive officers for deductibility under Section 162(m) of the Code.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information with respect to beneficial ownership (as that term is defined in the rules and regulations of the SEC) of the Company’s Common Stock and Preferred Stock as of June 30, 2009, by (1) each person who is known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and/or Preferred Stock, (2) each director, including director-nominees, of the Company, (3) each named executive officer listed in the Summary Compensation Table and (4) all directors and named executive officers of the Company as a group. Except as otherwise indicated, to the Company’s knowledge, all shares are beneficially owned and investment and voting power is held as stated by the persons named as owners. The address for all beneficial owners, unless stated otherwise below, is c/o Patient Safety Technologies, Inc., 43460 Ridge Park Drive, Suite 140, Temecula, CA 92590.

	Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares of Common Stock (1)		Percent of Class	Number of Shares of Preferred Stock (2)	Percent of Class

Greater than 5% Beneficial Owners:
Compass Management Limited 795 Ridge Lake Blvd., Suite 106 Memphis, TN 38120	2,600,000	(3)	14.3%	—	—

Francis Capital Management, LLC 429 Santa Monica Blvd., Suite 320 Santa Monica, CA 90401	3,251,640	(4)	17.0%	—	—

Radisson Trading Company No. 87 Lang 58 Rong Hua West Rd., Shanghai 201103 China	1,280,000	(5)	7.2%	—	—

DSAM Fund LP 222 Broadway, 6th Floor New York, NY 10038	1,114,000	(6)	6.3%	—	—

A Plus International, Inc. 5138 Eucalyptus Avenue Chino, California 91710	1,100,000	(7)	6.3%	—	—

Alan E. Morelli 225 Mantua Road Pacific Palisades, California 90272	1,627,252	(8)	8.6%	—	—

Charles J. Kalina III 93 Grove Street Somerville, NJ 08876	1,068,993	(9)	6.1%	—	—

Melanie Glazer 1800 Century Park East, Ste. 200 Los Angeles, California 90067	471,922	(10)	2.7%	8,150	74.4%

Zealous Partners LLC 1800 Century Park East, Ste. 200 Los Angeles, California 90067	79,068	(11)	*	2,600	23.7%

Directors and Named Executive Officers:
John P. Francis, Director	3,251,640	(4)	17.0%	—	—

Wenchen Lin, Director	1,100,000	(7)	6.3%	—	—

Brian Stewart, Vice President Business Development	663,000	(12)	3.8%	—	—

Herbert Langsam, Director	202,903	(13)	1.2%	—	—

Louis Glazer, M.D., Ph.G., Director	471,922	(14)	2.7%	—	—

Steven Kane, Chairman of the Board, President and Chief Executive Officer	166,666	(15)	1.0%	—	—

Howard E. Chase, Director	200,000	(16)	1.2%	—	—

Loren L. McFarland, Director	200,000	(17)	1.2%	—	—

William M. Adams, former Chief Executive Officer	668,517	(18)	3.8%	—	—

Richard Bertran, former President of SurgiCount	287,500	(19)	1.7%	—	—

David Bruce, former Chief Executive Officer	—		—	—	—

William B. Horne, former Chief Executive Officer	412,612	(20)	2.4%	—	—

Mary Lay, Interim Chief Financial Officer	—		—	—	—

All directors and named executive officers as a group (13 persons)	7,624,760		42.1%	—	—

* Represents less than 1%

(1)
Applicable percentage ownership is based on 17,197,872 shares of Common Stock outstanding as of June 30, 2009, together with securities exercisable or convertible into shares of Common Stock within 60 days of June 30, 2009 for each security holder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of June 30, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(3)	Consists of: (a) 1,600,000 shares of Common Stock; and (b) warrants to purchase 1,000,000 shares of Common Stock.
(4)
Consists of: (a) 1,272,000 shares of Common Stock; and (b) warrants to purchase 1,979,640 shares of Common Stock.  John Francis has voting and investment control over the securities held by Francis Capital Management, LLC.

(5)	Consists of: (a) 800,000 shares of Common Stock; and (b) warrants to purchase 480,000 shares of Common Stock.
(6)	Consists of: (a) 640,000 shares of Common Stock; and (b) warrants to purchase 474,000 shares of Common Stock.
(7)
A Plus International, Inc. owns 800,000 shares of Common Stock and warrants to purchase 300,000 shares of Common Stock. Mr. Lin has the power to vote and direct the disposition of all securities owned by A Plus International, Inc.

(8)	Consists of warrants to purchase 1,627,252 shares of Common Stock.
(9)	Consists of: (a) 600,682 shares of Common Stock; and (b) warrants to purchase 468,311 shares of Common Stock.
(10)
Consists of: (a) 83,326 shares of Common Stock; (b) warrants to purchase 70,221 shares of Common Stock; (c) 60,000 shares of Common Stock issuable upon exercise of stock options with an exercise price of $4.10 per share that expire on January 31, 2016; (d) 75,000 shares of Common Stock issuable upon exercise of stock options with an exercise price of $5.27 per share that expire on March 30, 2015; and (e) 183,375 shares of Common Stock issuable upon conversion of 8,150 shares of Series A Convertible Preferred Stock.  Includes Common Stock and Preferred Stock controlled by his spouse, Melanie Glazer.

(11)	Consists of: (a) 20,568 shares of Common Stock; and (b) 58,500 shares of Common Stock issuable upon conversion of 2,600 shares of Series A Convertible Preferred Stock.
(12)
Consists of: (a) 130,000 shares of Common Stock; (b) warrants to purchase 348,000 shares of Common Stock; (c) 60,000 shares of Common Stock issuable upon exercise of stock options with an exercise price of $5.27 per share that expire March 30, 2015; and (d) 125,000 shares of Common Stock issuable upon exercise of stock options with an exercise price of $0.75 per share.

(13)
Consists of: (a) 118,403 shares of Common Stock; (b) 15,000 shares of Common Stock issuable upon exercise of stock options with an exercise price of $4.30 per share that expire on January 25, 2016; (c) 4,500 shares of Common Stock issuable upon exercise of stock options with an exercise price of $5.27 per share that expire on March 30, 2015; and (d) warrants to purchase 65,000 shares of Common Stock.

(14)
Consists of: (a) 83,326 shares of Common Stock; (b) warrants to purchase 70,221 shares of Common Stock; (c) 60,000 shares of Common Stock issuable upon exercise of stock options with an exercise price of $4.10 per share that expire on January 31, 2016; (d) 75,000 shares of Common Stock issuable upon exercise of stock options with an exercise price of $5.27 per share that expire on March 30, 2015; and (e) 183,375 shares of Common Stock issuable upon conversion of 8,150 shares of Series A Convertible Preferred Stock.  Includes Common Stock controlled by her spouse, Louis Glazer M.D.

(15)	Consists of warrants to purchase 166,666 shares of Common Stock.

(16)	Consists of 200,000 shares of Common Stock issuable upon exercise of stock options with an exercise price of $0.99 that expire on June 22, 2019.
(17)	Consists of 200,000 shares of Common Stock issuable upon exercise of stock options with an exercise price of $0.99 that expire on June 22, 2019.
(18)
Consists of (a) 82,017 shares of Common Stock; (b) 300,000 shares of Common Stock issuable upon exercise of stock options with an exercise price of $1.25 that expire on April 10, 2010; and (c) warrants to purchase 286,500 shares of Common Stock.

(19)
Consists of (a) 175,000 shares of Common Stock issuable upon exercise of stock options with an exercise price of $1.25 that expire on September 16, 2009; (b) 50,000 shares of Common Stock issuable upon exercise of stock options with an exercise price of $1.39 that expire on September 16, 2009; and (c) warrants to purchase 62,500 shares of Common Stock.

(20)	Consists of (a) 91,000 shares of Common Stock; and (b) warrants to purchase 321,612 shares of Common Stock.

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

To the Company’s knowledge, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Company believes that its executive officers, directors and greater than 10% beneficial owners have complied with the Section 16(a) filing requirements applicable to them for the fiscal year ended December 31, 2008, except as follows:

•	Mr. Horne reported three acquisitions of Common Stock on May 30, 2007 through June 1, 2007 on a Form 4 filed on April 14, 2008;
•	Mr. Langsam reported his becoming a reporting person on February 7, 2008 and one acquisition of warrants to purchase Common Stock on April 16, 2008 on Form 3 filed on April 17, 2008;
•	Compass Global Management Ltd. reported one acquisition of Common Stock and one acquisition of warrants to purchase Common Stock on August 1, 2008 on Form 3 filed on September 2, 2008;
•	Mr. Stewart has not reported on Form 3 his becoming a reporting person on February 25, 2005;
•	Neither A Plus nor Mr. Lin has reported on Form 3 becoming a reporting person either on January 26, 2007 or on March 28, 2007, respectively;
•
Mr. Francis has not reported on Form 3 his becoming a reporting person on November 26, 2007; Francis Capital Management, LLC, of which Mr. Francis is a principal, did file a Schedule 13D on October 26, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

A Plus International, Inc.

On January 29, 2007, the Company entered into an Exclusive License and Supply Agreement with A Plus International, Inc., a surgical supplies manufacturer.  Pursuant to the Supply Agreement, A Plus was granted the exclusive, worldwide license to manufacture SurgiCount sponges and towels.

Under this agreement, A Plus effectively serves as the Company’s sole source supplier of consumables for resale to the Company’s customers.  The Supply Agreement has a term of eight years.  The agreement provides a pricing schedule, which is to remain, fixed at the current level for the first three (3) years of the Supply Agreement; thereafter, the pricing schedule is subject to adjustment based on certain price indices and exchange rates.

On April 11, 2008 the Company issued a $100,000 short-term note payable to A Plus, which was paid in full on May 30, 2008, including $1,000 in accrued interest.  In May 2008, the Company paid A Plus a deposit of $700,000 to be applied against product purchases from A Plus.  The Company also issued to A Plus a Warrant to purchase up to 300,000 shares of Common Stock of the Company at an exercise price of $2.00 per share, and with a term of seven (7) years.  As of December 31, 2008 the entire $700,000 purchase credit had been applied to surgical sponge purchases.

Wenchen Lin, a director and significant beneficial owner of the Company, is an officer and significant equity holder of A Plus.  By virtue of his ownership interest in A Plus, Mr. Lin realized income of approximately $1.4 million and $467,000 from A Plus’ sales pursuant to the Supply Agreement during the years ended December 31, 2008 and 2007, respectively.

Relationship between Health West Marketing Inc., A Plus and the Company’s former Chief Executive Officer

William Adams, the Company’s former Chief Executive Officer, has served as Chief Executive Officer and President of Health West Marketing Inc. since its inception in 1983.  Mr. Adams has informed the Company that during the years ended December 31, 2008 and 2007 Health West Marketing Incorporated received payments for consulting services of $240,000 annually from A Plus International, Inc.  The consulting arrangement between A Plus and Health West has been an ongoing agreement between the respective parties, and was in place at the time the Company entered into the Supply Agreement with A Plus.

The competitiveness of the pricing offered by A Plus under the Supply Agreement has not been ascertained by the Company’s current management.  The Company did not recognize any income or expense in connection with the arrangement between A Plus and Health West.

Mr. Adams’ employment with the Company terminated on January 5, 2009.  From January 9 through April 14, 2008, the Company engaged Mr. Adams’ services as an independent consultant for a monthly fee of $25,000, equivalent to Mr. Adams former base salary as an employee, plus a car allowance.  Commencing on April 15, 2009, fees payable to Mr. Adams have been reduced to $10,000 per month and his car allowance has been discontinued.  The Company is currently negotiating a written consulting services agreement with Mr. Adams.

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with policies of the Securities and Exchange Commission regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditors.  In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditors.  Our Audit Committee will consider whether the provision of non-audit services is compatible with maintaining the independent auditor’s independence, and will approve such services, should such a situation arise.

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

4.11	Warrant to purchase 100,000 shares of common stock issued by Patient Safety Technologies, Inc. to Charles J. Kalina III on November 3, 2006
4.12	Amended Promissory Note dated September 5, 2008 between the Company and Ault Glazer Capital Partners, LLC.
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

10.25	Executive Services Agreement dated July 11, 2008 between Patient Safety Technologies, Inc. and Tatum LLC for the employment of Mary A. Lay as the Interim Chief Financial Officer.
10.26	Employment Agreement dated January 5, 2009 between Patient Safety Technologies Inc. and David I. Bruce.
10.27	Employment Agreement dated May 7, 2009 between Patient Safety Technologies Inc. and Steven H. Kane.
10.28*	Employment Agreement dated January 5, 2009 between Patient Safety Technologies Inc. and Brian Stewart.
10.29*	Code of Business Conduct and Ethics
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
___________________
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Rule 12b-15 of the Securities exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2008 to be signed on its behalf by the undersigned hereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

July 10, 2009	By: /s/ Steven H. Kane.
Name: Steven H. Kane
Title: Chairman, President and Chief Executive Officer

July 10, 2009	By: /s/ Mary A. Lay.
Name: Mary A. Lay
Title: Interim Chief Financial Officer