Form 10-Q
period 2009-06-30
Patient Safety Technologies, Inc
filed 2009-08-14
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ________ TO  _________

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

There were 19,396,834 shares of the registrant's common stock outstanding as of August 4, 2009.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2009

We believe that it is important to communicate our plans and expectations about the future to our stockholders and to the public.  Some of the statements in this report are forward-looking statements about our plans and expectations of what may happen in the future, including in particular the statements about our plans and expectations in Part I of this report under the heading “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.”  Statements that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).    You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future.  Accordingly, we cannot guarantee that our plans and expectations will be achieved.  Our actual results and stockholder values could be very different from and worse than those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control.  These factors include, but are not limited to, those described in Part I, Item 1A of annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009, as amended on May 1, 2009 and July 13, 2009 (the “Form 10-K”), including without limitation the following:

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$251	$296
Accounts receivable	188	418
Inventories, net	657	200
Prepaid expenses	220	188
Total current assets	1,316	1,102

Restricted certificate of deposit	94	94
Notes receivable	121	121
Property and equipment, net	474	622
Goodwill	1,832	1,832
Patents, net	3,277	3,439
Long-term investment	667	667
Other assets	29	37
Total assets	$7,810	$7,914

Liabilities and Stockholders' (Deficit) Equity

Current liabilities
Accounts payable	$1,770	$909
Current portion of convertible debentures	1,425	1,425
Current portion of notes payable	600	1,100
Accrued liabilities	9,983	3,358
Total current liabilities	13,778	6,792
Long-term convertible debentures, less current portion	53	51
Long-term notes payable, less current portion	1,530	---
Deferred tax liability	979	1,042
Total liabilities	16,340	7,885

Stockholders' equity:
Convertible preferred stock, $1.00 par value, cumulative 7% dividend:
1,000 shares authorized; 11 issued and outstanding at June 30, 2009 and December 31, 2008;
(Liquidation preference of $1.2 million at June 30, 2009 and December 31, 2008	11	11
Common stock, $0.33 par value: 25,000 shares authorized;
17,180 shares issued and outstanding at June 30, 2009 and December 31, 2008;	5,675	5,675
Additional paid-in capital	35,767	36,034
Accumulated deficit	(49,983)	(41,691)
Total stockholders' (deficit) equity	(8,530)	29
Total liabilities and stockholders' equity	$7,810	$7,914

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Quarter Ending June 30,		For the Six Months Ending June 30,
	2009	2008	2009	2008
Revenues	$1,028	$557	$1,964	$1,057
Cost of revenue	619	326	1,168	719
Gross profit	409	231	796	338

Operating expenses:
Research and development	86	38	199	81
Sales and marketing	553	682	1,202	1,134
General and administrative	1,360	1,687	3,911	2,723
Total operating expenses	1,999	2,407	5,312	3,938

Operating loss	(1,590)	(2,176)	(4,516)	(3,600)

Other income (expenses):
Interest expense	(220)	(88)	(440)	(175)
Change in fair value of warrant liability	(2,155)	(168)	(2,570)	(168)
Realized loss on assets held for sale, net	—	—	—	(25)
Unrealized loss on assets held for sale, net	—	—	—	(65)
Total other income (expense)	(2,375)	(256)	(3,010)	(433)

Loss from operations before income taxes	(3,965)	(2,432)	(7,526)	(4,033)
Income tax benefit	31	32	65	65
Net loss	(3,934)	(2,400)	(7,461)	(3,968)
Preferred dividends	(19)	(19)	(38)	(38)
Net loss applicable to common shareholders	$(3,953)	$(2,419)	$(7,499)	$(4,006)

Net loss per common share - basic and diluted	$(0.23)	$(0.19)	$(0.44)	$(0.32)

Weighted average common shares outstanding:
Basic and diluted	17,198	13,054	17,198	12,567

The accompanying notes are an integral part of these consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Six Months Ending June 30,
	2009	2008
Operating activities:
Net loss	$(7,461)	$(3,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	170	163
Amortization of patents	162	162
Amortization of debt discount	247	-
Non-cash interest	61	-
Stock-based compensation to consultants	-	8
Stock-based compensation to employees and directors	572	1,001
Non cash expense related to issuance of warrants	1,297	-
Change in fair value of warrant derivative liability	2,570	168
Inventory valuation allowance	106	-
Loss on sale of property	-	91
Income tax expense (benefit)	(64)	(65)
Changes in operating assets and liabilities:
Accounts receivable	231	(116)
Inventories	(563)	(28)
Prepaid expenses	(32)	(467)
Other assets	8	-
Accounts payable	860	317
Accrued liabilities	(157)	250
Net cash used in operating activities	(1,993)	(2,484)

Investing activities:
Purchase of property and equipment	(14)	(264)
Proceeds from sale of assets held for sale, net	-	226
Net cash provided by investing activities	(14)	(38)

Financing activities:
Proceeds from issuance of common stock and warrants	-	2,202
Proceeds from issuance of notes payable	2,000	500
Payments on notes payable	-	(101)
Payments of preferred dividends	(38)	(38)
Net cash provided by financing activities	1,962	2,563

Net decrease in cash and cash equivalents	(45)	41
Cash and cash equivalents at beginning of period	296	406
Cash and cash equivalents at end of period	$251	$447

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$36	$23
Non cash investing and financing activities:
Dividends accrued	$38	$38
Issuance of common stock for an accrued liability	$-	$135
Issuance of common stock in payment of notes payable and accrued interest	$-	$426
Reclassification of accrued interest to notes payable, less current portion - net	$113	$-
Debt discount associated with issuance of notes payable	$1,311	$-

The accompanying notes are an integral part of these consolidated interim financial statements.

Patient Safety Technologies, Inc. and Subsidiary
Notes to Condensed Consolidated Interim Financial Statements – Unaudited
June 30, 2009

1. DESCRIPTION OF BUSINESS

Patient Safety Technologies, Inc. ("PST" or the "Company") is a Delaware corporation. The Company’s operations are conducted through its wholly-owned operating subsidiary, SurgiCount Medical, Inc. (“SurgiCount”), a California corporation.

The Company’s operating focus is the development, marketing and sales of products and services focused in the medical patient safety markets.  The SurgiCount Safety-SpongeTM System is a patented turn-key system of bar-coded surgical sponges, SurgiCounter™ scanners and software applications which integrate together to form a comprehensive accounting and documentation system to avoid unintentionally leaving sponges inside of patients during surgical procedures.

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2009, the Company has an accumulated deficit of approximately $50.0 million and a working capital deficit of approximately $12.5 million, of which $8.6 million represents the estimated fair value of warrant derivative liabilities (see Note 12).  For the three and six months ended June 30, 2009, the Company incurred net losses of approximately $4.0 and $7.5 million, respectively.  For the six months ended June 30, 2009 the Company used approximately $2.0 million in cash to fund its operating activities.

The Company believes that existing cash resources, combined with projected cash flow from operations, will not be sufficient to fund its working capital requirement for the next twelve months.  In order to continue to operate as a going concern it will be necessary to raise additional capital.

The Company expects to be able to raise sufficient additional capital to meet its currently projected requirements.  As discussed in Note 16, subsequent to June 30, 2009, the Company raised aggregate proceeds of approximately $1.5  million through a private placement of common stock to holders of the Company’s outstanding stock warrants.  We cannot be certain that additional capital will be available when needed, or that it will be offered on terms acceptable to the Company. The Company also cannot be certain when, and if, the Company will achieve profitable operations and positive cash flow.  The condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to make the financial statements not misleading.  The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Results of the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  Earlier adoption is not permitted.  Our adoption of FSP FAS 142-3 on January 1, 2009 did not have a material impact on our consolidated financial statements.

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

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s own Stock” (“EITF 07-5).  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.   Early application is not permitted.  Paragraph 11(a) of SFAS No. 133 – specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be consider a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company’s adoption of EITF 07-05 effective January 1, 2009, resulted in the identification of certain warrants that were determined to be ineligible for equity classification because of certain provisions that may result in an adjustment to their exercise price.  Accordingly, these warrants were reclassified as liabilities upon the effective date of EITF 07-05 and re-measured at fair value as of June 30, 2009 with changes in the fair value recognized in other income for the quarter ended June 30, 2009 (See Note 12).

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this pronouncement during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1”). FSP FAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This statement became effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this pronouncement during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of this pronouncement during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

The Company has evaluated subsequent events that occurred after June 30, 2009, through August 14, 2009, the date the Company’s financial statements were issued.  During this period we did not have any material subsequent events that required recognition or disclosure in our June 30, 2009 financial statements. See Note 16 for disclosure related to unrecognized subsequent events.

In June 2009, through the issuance of SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, the FASB confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative US generally accepted accounting principles (“US GAAP”)(other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related literature. After the effective date of the Codification, only one level of authoritative US GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the quarter ending September 30 2009. The adoption of the Codification will not have an effect on the Company’s financial statements, but will impact the Company’s future financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

4. CONCENTRATION OF CREDIT RISK

From time to time, the Company maintains its cash balances at a financial institution that exceeds the Federal Deposit Insurance Corporation coverage of $250 thousand.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

At June 30, 2009 and 2008, due to the Company’s distribution agreement with Cardinal Health, it had one individual customer whose receivable balance outstanding represented 57% and 81%, respectively, of its gross accounts receivable balance.

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

5.  STOCK-BASED COMPENSATION

In September 2005, the Board of Directors of the Company approved the Amended and Restated 2005 Stock Option and Restricted Stock Plan (the “2005 SOP”) and the Company’s stockholders approved the Plan in November 2005. The Plan reserves 2.5 million shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non–employee directors and consultants performing services for the Company. Options granted under the Plan have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options generally expire 10 years from the date of grant. Restricted stock awards granted under the Plan are subject to a vesting period determined at the date of grant.

All options that the Company granted during the three and six months ended June 30, 2009 and 2008 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Six Months ended June 30,
	2009		2008
Weighted average risk free interest rate	2.42%		3.5%
Weighted average life (in years)	5.99	years	5.00	years
Weighted average volatility	149.23%		106%
Expected dividend yield	─		─	%
Weighted average grant-date fair value per share of options granted	$.91		$.93

A summary of stock option activity for the six months ended June 30, 2009 is presented below (in thousands, except per share data):

	Outstanding Options
			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value (1)
Balance at December 31, 2008	1,627	$4.40
Options granted (2)	5,165	.76
Cancelled/forfeited	(2,066)	.75
Balance at June 30, 2009	4,726	$1.28	9.16	$846
Vested and exercisable as of June 30, 2009	1,574	$2.19	8.19	$21
Unvested as of June 30, 2009	3,152	$0.83	9.71	$825

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.05 of our common stock at June 30, 2009.

(2) Represents options which were issued outside the 2005 SOP.

On January 2, 2009 the Company granted 2.8 million, nonqualified stock options to executives under the terms of their employment agreements, of which 2.0 million were cancelled on May 6, 2009, upon the resignation of David Bruce, the former CEO. On May 7, 2009, the Company granted 2.0 million, nonqualified stock options to Steven Kane, the current CEO, under an employment contract. On June 22, 2009, the Company granted 400 thousand fully vested nonqualified stock options to two Board members under a compensation agreement for Director’s fees. The total grant date fair value of stock options granted during the three and six months ended June 30, 2009 was $1.9 million and $4.0 million, respectively.

During the three and six months ended June 30, 2009, the Company recognized stock-based compensation expense of $225 thousand and $572 thousand, respectively.  During the three and six months ended June 30, 2008, the Company had stock based compensation expense of $809 thousand and $1.0 million, respectively.

As of June 30, 2009, there was $2.5 million of unrecognized compensation costs related to outstanding employee stock options.   This amount is expected to be recognized of a weighted average period of 3.6 years.  To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these award will be different from our expectations.

6.  NET LOSS PER COMMON SHARE

Loss per common share is based on the weighted average number of common shares outstanding. The Company complies with SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations. Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company.

Since the effects of outstanding options, warrants and the conversion of convertible preferred stock and convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share.  The following sets forth the number of shares of common stock underlying outstanding options, warrants, convertible preferred stock and convertible debt as of June 30, 2009 and 2008, (in thousands):

	June 30, 2009	June 30, 2008
Warrants	14,563	9,364
Stock options	4,726	1,407
Convertible promissory notes	543	1,069
Convertible preferred stock	246	246
Total	20,078	12,086

7. CONVERTIBLE DEBENTURES & NOTES PAYABLE

Convertible Debentures

Convertible debentures at June 30, 2009 and December 31, 2008 are comprised of the following (in thousands):

	June 30, 2009	December 31, 2008
Ault Glazer Capital Partners, LLC (a) *	$1,425	$1,425
David Spiegel (b)	65	65
Total convertible debentures	1,490	1,490
Less: unamortized discount	(12)	(14)
	1,478	1,476
Less: current portion	(1,425)	(1,425)
Convertible debentures - long term portion	$53	$51

* Related party (see note 14)

(a)
On September 5, 2008, the Company entered into an Amendment and Early Conversion of the Secured Convertible Promissory Note (the “Amendment”) with Ault Glazer Capital Partners, LLC (“AG Capital Partners”).  The Amendment allowed for the conversion, prior to the maturity date of December 31, 2010, of the outstanding principal balance of the Note into 1.3 million shares of the Company’s common stock and payment of accrued and estimated future interest in the amount of $450 thousand in cash.  According to the Amendment, following the $450 thousand payment, which was made by the Company in connection with the signing of the Amendment, the Promissory Note could be converted into 1.3 million shares of common stock upon AG Capital Partners satisfaction of certain conditions.

On September 12, 2008, the parties executed an Agreement for the Advancement of Common Stock prior to close of the Amendment and Early Conversion of Secured Convertible Promissory Note, pursuant to which the Company issued 300 thousand of the previously agreed upon 1.3 million shares.

Additionally, although Ault Glazer failed to satisfy the conditions by the deadline stated in the Amendment,  the Company issued  250 thousand shares on October 10, 2008 and  250 thousand shares on November 6, 2008.   As a result of the issuance of 800 thousand shares issued to AG Capital Partners as described above, the principal balance of the Promissory Note was reduced by a total $656 thousand, based on the fair market value of the common stock on the date it was issued.  Currently, under the terms of the Amendment, the Company can settle the remaining principal balance on the Promissory note upon the issuance of 500 thousand shares of common stock to AG Capital Partners.  However, the Company does not intend to issue these shares until such time as AG Capital Partners satisfies the conditions of the Amendment.

(b)
On October 27, 2008 we entered into a Discount Convertible Debenture with David Spiegel in the principal amount of $65 thousand (the “Spiegel Note”) with a 9% original issue discount of $15 thousand.  The Note is convertible at any time, in whole or in part, into common stock of the Company at a conversion price of $1.50 per common share at the option of the holder.  During the three and six months ended June 30, 2009, the Company incurred interest expense and amortization of the debt discount of $1 thousand and $2 thousand, respectively, on the Spiegel Note.

Notes Payable

Notes payable at June 30, 2009 and December 31, 2008 are comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Herbert Langsam (a)*	$600	$600
Catalysis Offshore (b)*	280	250
Catalysis Partners (b)*	585	250
Apehelion Medical Fund, LP (c)	306	-
Arizona Bay Technology Ventures, LP (c)	203	-
JMR Capital Limited (c)	203	-
William Hitchcock (c)	1,019	-
Total notes payable	3,196	1,100
Less: unamortized discount	(1,066)	-
Less: current portion	(600)	(1,100)
Notes payable - long term portion	$1,530	$-

* Related party (see Note 14)

(a)
On May 1, 2006, Herbert Langsam, a Director of the Company, loaned the Company $500 thousand. The loan is documented by a $500 thousand Secured Promissory Note (the “Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Langsam Note accrues interest at the rate of 12% per annum and had a maturity date of November 1, 2006. This note was not repaid by the scheduled maturity and to date has not been extended, therefore the Langsam Note is recorded in current liabilities. Accordingly, the note is currently in default and therefore accruing interest at the rate of 16% per annum. Pursuant to the terms of a Security Agreement dated May 1, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Langsam Note.

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

On December 29, 2008 Mr. Langsam received 25 thousand shares of the Company’s common stock to extend the maturity dates of both loans to June 30, 2009.   The Company is currently in negotiations with Mr. Langsam, and the parties have reached an agreement to extend the maturity date of his notes from June 30, 2009 to December 31, 2009, in consideration of issuance, by the Company, of 25,000 shares of its common stock.   The agreement has been approved by the audit committee and ratified by the executive committee.

During the three and six months ended June 30, 2009, the Company incurred interest expense of $18 thousand and $36 thousand, respectively, on the Langsam Notes.  During the three and six months ended June 30, 2008, the Company incurred interest expense, excluding amortization of debt discount, of $24 thousand and $48 thousand, respectively, on the Langsam Notes.  At June, 2009 and December 31, 2008, accrued interest on the Langsam Notes totaled $185 thousand.

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

(c)
On January 29, 2009, the Company entered into a Senior Secured Note and Warrant Purchase Agreement, pursuant to which, the Company sold Senior Secured Promissory Notes (the “Notes”) in the principal amount of $2.6 million and warrants to purchase 1.5 million shares of the Company’s common stock (the “Warrant”), to several accredited investors (the “Investors”).  The Investors paid $2.0 million in cash and converted $550 thousand of existing debt and accrued interest into the new Notes.   The Notes accrue interest, which is compounded to principal quarterly in arrears, at 10% per annum, throughout the term of the notes, and unless earlier converted into a Financing Round, have a maturity date of January 29, 2011.  The Warrants have an exercise price of $1.00 and expire on January 29, 2014.  The Company recorded a debt discount in the amount of $1.3 million based on the estimated relative fair value allocated to the warrants.   For the six months ended June 30, 2009 the Company recognized $245 thousand in debt discount amortization.

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

8.  ACCRUED LIABILITIES

Accrued liabilities at June 30, 2009 and December 31, 2008 are comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Interest (see Note 7)	$258	$237
Warrant derivative liability (see Note 12)	8,572	1,762
Dividends on preferred stock	134	134
Salaries and severance obligations	95	285
Director's fees	158	145
Contingent tax liablity (see Note 15)	715	701
Other	51	94
	$9,983	$3,358

9.  DEFERRED REVENUE

The sale of our Safety- SpongeTM scanner includes a one year maintenance agreement covering telephone support and software upgrades.  Revenue relating to the one year maintenance agreement is deferred at the time of sale, and is recognized monthly over the twelve month term.

As of June 30, 2009 we had deferred revenue of $9 thousand, which is included in the Accrued Liabilities (Note 8) on the accompanying balance sheet, June 30, 2009.

10.  INVENTORIES, NET

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Finished goods	$763	$200
Reserve for excess and obsolete	(106)	—
Inventories, net	$657	$200

The Company recorded charges related to the excess and obsolete reserve to cost of revenues of $106 thousand and zero for the three and six months ended June 30, 2009 and 2008, respectively.

11. EQUITY TRANSACTIONS

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

Between September 12, 2008 and November 6, 2008 the Company issued 800 thousand shares of common stock to Ault Glazer Capital Partners, LLC.  The shares were issued in partial satisfaction of the senior secured promissory note held by Ault Glazer Capital Partners, LLC.    The issuance of the Company’s common stock reduced the principal balance.

On December 29, 2008, we issued 25 thousand shares of common stock to Herbert Langsam, currently a director of the Company.  The shares were issued, in return for a maturity date extension to June 30, 2009, on two loans held by Mr. Langsam.  Prior to December 29, 2008 the loans had been in default.

On January 2, 2009, the Company issued 2.5 million warrants to purchase shares of the Company’s common stock to warrant holders, with anti-dilutive clauses in their original warrants.   The warrants are exercisable through the term of the original warrant and have an exercise price of $0.75.

On January 29, 2009, the Company entered into a Senior Secured Note and Warrant Purchase Agreement, pursuant to which, the Company sold Senior Secured Promissory Notes (the “Notes”) in the principal amount of $2.6 million and warrants to purchase 1.5 million shares of the Company’s common stock (the “Warrant”), to several accredited investors (the “Investors”) in consideration for $2 million in cash proceeds and conversion of $550 thousand owed under existing promissory notes.   The Warrants have an exercise price of $1.00 and expire on January 29, 2014.

12. WARRANTS AND WARRANT DERIVATIVE LIABILITY

The following table summarizes warrants to purchase common stock activity for the six months ended June 30, 2009:

	Amount	Range of Exercise Price
Warrants outstanding December 31, 2008	10,719,896	$1.25 - $6.05

Issued	4,106,326	$0.75 - $2.00

Cancelled/Expired	(263,624)	$3.26 - $5.95

Warrants outstanding June 30, 2009	14,562,598	$0.75 - $6.05

The warrants issued during the six months ended June 30, 2009 and the year ended December 31, 2008 were issued primary in connection with the various subscription and debt agreements entered into by the Company as well as payments for services and accrued interest. The warrants outstanding as of June 30, 2009 have exercise terms of expiring on dates ranging from June 2009 through September 2015.

As of December 31, 2008, warrants to purchase a total of 5.3 million shares, with an estimated fair value of $1.77 million were recorded as a warrant derivative liability based on our evaluation of criteria under FASB Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  In addition, during the six months ended June 30, 2009, warrants to purchase 5.8 million additional shares were reclassified from equity to derivative liability based on the evaluation under EITF 00-19.

Effective January 1, 2009, upon the adoption of EITF 07-5, the Company reclassified a total of 1.2 million outstanding warrants that were previously classified as equity to a derivative liability.  This reclassification was necessary as the Company determined that certain terms included in these warrant agreements provided for a possible future adjustment to the warrant exercise price, and accordingly, under the provisions of EITF 07-5, these warrants did not meet the criteria for being considered to be indexed to the Company’s stock.  As such, these warrants no longer qualified for the exception to derivative liability treatment provided for in paragraph 11(a) of SFAS No. 133.  The estimated fair value of the warrants reclassified at January 1, 2009 pursuant to EITF 07-5 was determined to be $707 thousand.  The cumulative effect of the change in accounting for these warrants of $794,000 was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009 based on the difference between the amounts recognized in the consolidated balance sheet before the initial adoption of EITF 07-5 and the amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5.  The amounts recognized in the consolidated balance sheet as a result of the initial application of EITF 07-5 on January 1, 2009 were determined based on the amounts that would have been recognized if EITF 07-5 had been applied from the issuance date of the warrants.

At June 30, 2009, warrants to purchase a total of 12.3 million shares, with an estimated fair value of $8.6 million, are included in accrued liabilities in the accompanying balance sheet.  Based on the change in fair value of the warrant derivative liability, the Company recorded a non-cash loss of $ 2.2 million and $2.6 million for the three and six months ended June 30, 2009, respectively.

The following weighted average assumptions were used to estimate the fair value information presented with respect to warrants issued during the six months ended June 30, 2009 utilizing the Black-Scholes option pricing model:

Risk-free interest rate	2.54%
Average expected life (years)	0.62 – 5.94
Expected volatility	104%
Expected dividends	None

13. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

We adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  This standard applies in situations where other accounting pronouncements either permit or require fair value measurements.  SFAS 157 does not require any new fair value measurements.

Fair value is defined in SFAS 157 as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are to be considered from the perspective of a market participant that holds the assets or owes the liability.  SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

SFAF 157 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At June 30, 2009 the Company had outstanding warrants to purchase common shares of our stock that are classified as warrant derivative liabilities with a fair value of $8.6 million.  The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 assets and liabilities for the six months ended June 30, 2009 (in thousands):

	December 31, 2008	Transfers into Level 3	Net realized losses included in earnings	June 30, 2009
Warrant derivative liability	$(1,762)	$(4,240)	$(2,570)	$(8,572)

Losses included in earnings for the three and six months ended June 30, 2009, are reported in other income/expense in the amount of $2.2 million and $2.6 million, respectively.

Fair Value of Other Financial Instruments

The carrying amounts of financial instruments such as cash or cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these financial instruments.  Notes receivable arrangements include a market rate of interest and their carrying values approximates fair value.   Convertible debentures and note payable arrangements are based on borrowing rates currently available to the Company for loans with similar terms and maturities, are reported at their carrying values, which the Company believes approximates fair value.  Warrants classified as derivative liabilities are reported at their estimated fair market value, with changes in fair market value being reported in current period loss.

14. RELATED PARTY TRANSACTIONS

Convertible Debentures and Notes Payable

As of June 30, 2009 and December 31, 2008, the Company had convertible debentures and notes payable agreements issued to related parties with aggregate outstanding principal balances of $2.9 million and $2.5 million, respectively (See Note 7).

A Plus International, Inc.

During the six months ended June 30, 2009 and 2008, the Company recognized cost of goods sold of $819 thousand and $593 thousand, respectively, in connection with surgical sponges provided by A Plus International, Inc (“A Plus”).  At June 30, 2009 and December 31, 2008 the Company’s accounts payable included $1.2 million and $ 164 thousand, respectively, owed to A Plus in connection with purchases of surgical sponges.  Effective June 1, 2009,  the terms of the Company’s agreement with A Plus relating to the supply of surgical sponges were clarified to provide that title to surgical sponges purchased,  transferred to the Company upon receipt by A Plus at their Chino, California warehouse.  Wenchen Lin, a director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

Health West Marketing Inc.

During the six months ended June 30, 2009 and 2008 Health West Marketing Incorporated received payments for consulting services, of $120 thousand and $120 thousand, respectively, from A Plus International, Inc.  William Adams the Company’s former Chief Executive Officer is the Chief Executive Officer and President of Health West Marketing Inc. and is a consultant with the Company.  The consulting arrangement between A Plus and Health West has been an ongoing agreement between the respective parties.  The Company has not recognized any income or expense on their financial statements relating to the agreement between Health West Marketing Incorporated and A Plus International, Inc.

15.  COMMITMENTS AND CONTINGENCIES

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

Although the Company’s liability may ultimately be reduced if it can prove that the taxes due on this income were paid on a timely basis by some or all of the recipients, the estimated liability accrued by the Company is based on the assumption that it will be liable for the entire amounts due to the uncertainty with respect to whether or not the recipients made such payments.

As the Company determined that it is probable that it will be held liable for the amounts owed, and as the amount could be reasonably estimated, an accrual for the estimated liability was included in accrued liabilities as of December 31, 2008.  As of June 30, 2009 and December 31, 2008 the estimated liability is $715 thousand and $701 thousand, respectively.

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

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a new lawsuit (the “new Leve Lawsuit”) against the Company, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). The new Leve Lawsuit attempts to collect a federal default judgment of $5,014,000 entered against only two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against a number of additional entities who are not judgment debtors. Further, the new Leve Lawsuit attempts to enforce the plaintiffs default judgment against entities that were dismissed on the merits from the underlying action in which plaintiffs obtained their default judgment. An unfavorable outcome in the lawsuit may have a material adverse effect on the Company's business, financial condition and results of operations.  The Company believes the lawsuit is without merit and intends to vigorously defend itself.  These condensed consolidated interim financial statements do not include any adjustments for the possible outcome of this uncertainty.  On January 29, 2009 the Superior Court of California issued a preliminary ruling in the Company’s favor.   On August 5, 2009, the Superior Court of California, County of Los Angeles issued a Statement of Decision on the “new Leve lawsuit” finding for the Company on all claims.

16. SUBSEQUENT EVENTS

Private Placement

On July 29, 2009, the Company completed the first closing of a private placement of its common stock.  The shares were issued and sold to accredited investors who were holders of common stock warrants of the Company.  The shares of common stock were issued at a per share price of $0.86, paid by cancellation of the common stock warrants held by these holders, and in some cases an additional cash contribution by the holders.

Holders not making a cash investment tendered warrants to purchase an aggregate of 1,774,994 shares of common stock and received an aggregate of 687,235 shares of the Company’s common stock. Holders who elected to make a cash investment tendered warrants to purchase an aggregate of 4,780,990 shares of common stock and an aggregate of $1,511,727 in cash, and received an aggregate of 4,780,990 shares of the Company’s common stock.

The issuances of common stock solely in exchange of warrants were effected pursuant to the terms and conditions set forth in an Exchange Agreement among the Company and the applicable holders; the issuances of common stock in exchange for warrants and cash were effected pursuant to the terms and conditions set forth in a Purchase Agreement between the Company and the applicable holders.

Legal Proceedings

On August 5, 2009, the Superior Court of California, County of Los Angeles issued a Statement of Decision on the “new Leve lawsuit” finding for the Company on all claims..

Annual Meeting

On August 6, 2009, the Company’s stockholders approved an amendment and restatement of the Company charter to increase the number of authorized shares of Common Stock from 25 million to 100 million, and to eliminate classification of the Board of Directors and provide for annual election of all directors.  The amendment and restatement of the Company’s charter had not yet become effective as of August 14, 2009.  The Company’s stockholders also approved the adoption of the Company’s 2009 Stock Option Plan, pursuant to which options to purchase up to 3,000,000 shares of Common Stock may be granted to officers, employees, directors and consultants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q and the description of our business appearing in our Annual report on  Form 10-K and amendments thereto.  This discussion contains forward-looking statements that involve risks and uncertainties.  All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements.  In many cases, you can identify forward-looking statements by terminology, such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of such terms and other comparable terminology.  These statements are only predictions.  Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.  In evaluating these statements, you should specifically consider various factors, including, but not limited to, the risk factors set forth in Part I, Item 1A of our Form 10-K and elsewhere in this report on Form 10-Q.

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

The Company’s operating focus is the development, marketing and sales of products and services focused in the medical patient safety markets.  SurgiCount’s Safety-SpongeTM System is designed to reduce the number of retained sponges and towels unintentionally left inside of  patients during surgical procedures by allowing faster and more accurate counting of surgical sponges and towels. The SurgiCount Safety-SpongeTM System is a patented turn-key line of modified surgical sponges, SurgiCounter™ scanners, and software file and database elements integrated to form a comprehensive counting and documentation system.  Our business model consists of selling our unique surgical sponge products and selling or renting the scanners and software to hospitals.  We use an exclusive supplier to manufacture our sponge products and we sell mainly through a direct sales force for initial hospital use and through distributor organizations for the ongoing supply of sponge products to customers.

The Safety-SpongeTM System works much like a grocery store checkout process: Every surgical sponge and towel is affixed with a unique inseparable two-dimensional data matrix bar code and is scanned with a SurgiCounter scanner to record the sponges at the initial and final counts of a surgical procedure. Because each sponge is identified with a unique code, a SurgiCounter will not allow the same sponge to be counted more than once. When counts have been completed at the end of a procedure, the system stores a documented electronic record of all sponges used and removed and that can be printed or uploaded to a hospital electronic records system. The Safety-SpongeTMSystem is the first computer assisted sponge counting system to receive a Section 510(k) clearance from the US Food & Drug Administration.

Our principal executive offices are located at 43460 Ridge Park Drive, Suite 140, Temecula, CA 92590. Our telephone number is (951) 587-6201.

Revenue and Expense Components

The following is a description of the primary components of our revenues and expenses:

Revenues.  We derive our revenue primarily from the sale of our Safety-Sponge™ sponges and surgical towels to our exclusive distributor who sells directly to and through sub-distributors and from the sale of related hardware and software to institutions.   Demand for our products is generated by our direct sales force and independent distributors.  Our products are typically ordered directly by the hospitals through distributors who ship and bill directly. We expect that once a hospital adopts our system, it will be committed to its use and, therefore, will provide a recurring source of revenues for sales of Safety-Sponge™ supplies.

•
Surgical Sponge Revenues:  Revenues related to the sale of sponges are recognized in accordance with SAB 104.  Generally, revenues from the sale of sponges are recognized upon shipment to our distributors, as most sponge sales are  FOB shipping point.  When terms of the sale are FOB customer, revenue is recognized at the time delivery to the customer has been completed.

•
Hardware, Software and Maintenance Agreement Revenues: For the hardware and software elements, revenues are recognized on delivery, considered to be at the time of shipment when terms are FOB shipping point, and upon receipt by the customer when terms of the sale are FOB destination.  As the software included in our scanners is not incidental to the product being sold, the sale of the software falls within the scope of SOP 97-2.  The scanner is considered to be a software-related element, as defined in SOP 97-2, since the software is essential to the functionality of the scanner. The maintenance agreement, which provides for product support, including such product upgrades and enhancements developed by the Company during the period covered by the agreement, is considered to be post-contract customer support (“PCS”) as defined in SOP 97-2.  These items are considered to be separate deliverables within a multiple-element arrangement and, accordingly, the total price of this arrangement is allocated among each respective deliverable, and recognized as revenue as each element is delivered. Delivery with respect to our initial one-year maintenance agreements is considered to occur on a monthly basis over the term of the one-year period; revenues related to this element are recognized on a pro-rata basis during this period.

SurgiCount sells its products primarily through an exclusive Supply Agreement with Cardinal Health 200, Inc. (“Cardinal”).  Pursuant to the agreement, Cardinal acts as the main distributor of SurgiCount's products in the United States.   Either we, or Cardinal Health, may terminate the existing agreement in November 2009.  If that agreement is not extended or replaced, with a successor agreement containing similar terms or terms more favorable to the Company, termination of our relationship with Cardinal could adversely impact our results of operations.  Ongoing discussions are currently taking place on a successor agreement with Cardinal and other national distributors, and management is cautiously optimistic that a new agreement can be negotiated with terms equally favorable to the Company.  Should a new contract not be executed with Cardinal or another national distributor, the results could have a material impact on the Company.  SurgiCount employs a direct sales force to secure initial customer commitments from hospitals.

Cost of revenues.  Cost of revenues consists of direct product costs of our sponges and scanners shipped to customers from our contract manufacturers, reserve expense for obsolete and slow moving inventory, and the travel and salary expenses relating to the software upgrades performed on our scanners under maintenance agreements.

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

Income tax (benefit) provision.  The income tax (benefit) expense consists primarily of incomes taxes and the tax effect of changes in deferred tax liabilities associated with goodwill.

Critical accounting policies and estimates

The following discussion and analysis of our financial condition and results of operations is based upon the accompanying financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management's most difficult, complex, or subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Our most critical accounting policies relate to revenue recognition as described under Revenue and Expense Components above, valuation of warrant derivative liability, valuation of our intangible assets, stock based compensation and impairment of long-lived assets and intangibles.

Warrant Derivative Liability

The Company accounts for warrants issued in connection with financing arrangements in accordance with EITF Issue No 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s own Stock (“EITF 07-05”) and pursuant to EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).  Pursuant to EITF 07-5, a two-step model is applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and is thus able to qualify for an exemption from derivative liability classification provided for under the scope exception in SFAS No. 133.  The estimated fair value of warrants classified as derivative liabilities is determined using the Black-Scholes option pricing model.  The fair value of warrants classified as derivative liabilities is adjusted for changes in fair value at each reporting period, and the corresponding non-cash gain or loss is recorded in current period earnings.  There is no limit on the number of times a contract may be reclassified.

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

Valuation of Intangible Assets

We assess the impairment of intangible assets annually or when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable.  Factors that we consider in deciding when to perform an impairment review include significant under-performance of a product line in relation to expectations, significant negative industry or economic trends, and significant changes or planned changes in our use of the assets.  Recoverability of intangible assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset grouping to our estimate of the related total future net cash flows.  If an asset grouping’s carrying value is not recoverable through the related cash flows, the asset grouping is considered to be impaired.  The impairment is measured by the difference between the asset grouping’s carrying amount and its fair value, based on the best information available, including market prices or discounted cash flow analysis.  Impairments of intangible assets are determined for groups of assets related to the lowest level of identifiable independent cash flows.  Due to our limited operating history and the early stage of development of some of our intangible assets, we must make subjective judgments in determining the independent cash flows that can be related to specific asset groupings.  To date we have not recognized impairments on any of our intangible assets related to the Safety Sponge™ System.

Stock-Based Compensation

We have adopted the provisions of SFAS No. 123(R), Share-Based Payment. The fair value of each option grant, non-vested stock award and shares issued under the employee stock purchase plan were estimated on the date of grant using the Black-Scholes option pricing model and various inputs to the model. Expected volatilities were based on historical volatility of our stock. The expected term represents the period of time that grants and awards are expected to be outstanding. The risk-free interest rate approximates the U.S. treasury rate corresponding to the expected term of the option, and dividends were assumed to be zero. These inputs are based on our assumptions, which include complex and subjective variables. Other reasonable assumptions could result in different fair values for our stock-based awards.

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

We measure recoverability of assets to be held and used in operations by a comparison of the carrying amount of an asset to the future net cash flows, expected to be generated, by the assets.  If such assets are considered to be impaired, we measure the impairment to be recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.  This statement applies in those instances where other accounting pronouncements require or permit fair value measurements and the board of directors has previous concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this statement does not require any new fair value measurements.  However for some entities, the application of this Statement will change the current practice.  In February 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis until years beginning after November 15, 2008.   Our adoption of SFAS 157 for its financial assets and liabilities on January 1, 2008 and FSP FAS 157-2 for our non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.”  FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  Earlier adoption is not permitted.  Our adoption of FSP FAS 142-3 on January 1, 2009 did not have a material impact on our consolidated financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which requires entities to apply the two-class method of computing basic and diluted earnings per share for participating securities that include awards that accrue cash dividends (whether paid or unpaid) any time common shareholders received dividends and those dividends do not need to be returned to the entity if the employee forfeits the award.  FSP EITF 03-6-1 became effective for the Company on January 1, 2009 and will require retroactive disclosure.  The adoption of EITF 03-6-1 did not have a material impact on our consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s own Stock” (“EITF 07-5).  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.   Early application is not permitted.  Paragraph 11(a) of SFAS No. 133 – specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be consider a derivative financial instrument.  EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company’s adoption of EITF 07-05 effective January 1, 2009, resulted in the identification of certain warrants that were determined to be ineligible for equity classification because of certain provisions that may result in an adjustment to their exercise price.  Accordingly, these warrants were reclassified as liabilities upon the effective date of EITF 07-05 and re-measured at fair value as of June 30, 2009 with changes in the fair value recognized in other income for the quarter ended June 30, 2009 (See Note 12).

In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this pronouncement during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1”). FSP FAS No. 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP FAS No. 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. This statement became effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this pronouncement during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 was effective for fiscal years and interim periods ending after June 15, 2009. The adoption of this pronouncement during the quarter ended June 30, 2009 did not have a material effect on the Company’s financial statements.

The Company has evaluated subsequent events that occurred after June 30, 2009, through August 14, 2009, the date the Company’s financial statements were issued.  During this period, we did not have any material subsequent events that required recognition or disclosure in our June 30, 2009 financial statements. See Note 16 for disclosure related to unrecognized subsequent events.

In June 2009, through the issuance of SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, the FASB confirmed that the FASB Accounting Standards Codification (the “Codification”) will become the single official source of authoritative U.S. generally accepted accounting principles (“US GAAP”)(other than guidance issued by the SEC), superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related literature. After the effective date of the Codification, only one level of authoritative US GAAP  will exist. All other literature will be considered non-authoritative. The Codification does not change US GAAP; instead, it introduces a new structure that is organized in an easily accessible, user-friendly online research system. The Codification becomes effective for interim and annual periods ending on or after September 15, 2009. The Company will apply the Codification beginning in the quarter ending September 30, 2009. The adoption of the Codification will not have an effect on the Company’s financial statements, but will impact the Company’s future financial statement disclosures since all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Results of Operations

Revenues

We recognized revenues of $1.0 million and $557 thousand for the three months ended June 30, 2009 and 2008, respectively.  Revenues during the three months ended June 30, 2009 consisted of Safety-SpongeTM sales of $993 thousand and sales of hardware and supplies of $35 thousand.  Revenues during the three months ended June 30, 2008 consisted of Safety-SpongeTM sales of $547 thousand and sales of hardware and supplies of $10 thousand.

We recognized revenues of $2.0 million and $1.1 million for the six months ended June 30, 2009 and 2008, respectively.  Revenues during the six months ended June 30, 2009 consisted of Safety-SpongeTM sales of $1.7 million and sales of hardware and supplies of $241 thousand.  Revenues during the six months ended June 30, 2008 consisted of Safety-SpongeTM sales of $951 thousand and sales of hardware and supplies of $106 thousand

We attribute the significant increase in sales generated by our Safety-SpongeTM System to increased product awareness and demand.  Several major institutions have adopted the Safety-SpongeTM System over the past 12 months and we expect this trend to continue.

Cost of revenues

Cost of revenues increased by $293 thousand, or 90%, to $619 thousand for the three months ended June 30, 2009 from $326 thousand for the same period in 2008.  This reflects an increase in sales of our Safety-SpongeTM System and a reserve account for obsolete and slow moving inventory in the amount of $106 thousand.

Cost of revenues increased $448 thousand, or 62%, to $1.2 million for the six months ended June 30, 2009 from $719 thousand for the same period in 2008.  This reflects an increase in sales of our Safety-SpongeTM System and a reserve account for obsolete and slow moving inventory in the amount of $106 thousand.
Gross profit

For the three months ended June 30, 2009, our gross profit increased by $178 thousand or 77%, to $409 thousand from $231 thousand for the same period in 2008.  Our gross margin percentage was 40% for the three months ended June 30, 2009, compared to 41% for the same period in 2008.  The decrease in gross profit was primarily the result of  an inventory reserve for obsolete inventory in the 2009 period.

For the six months ended June 30, 2009, our gross profit increased by $458 thousand or 136% to $796 thousand from $338 thousand for the same period in 2008.  Our gross margin percentage was 41% for the six months ended June 30, 2009, compared to 32% for the same period in 2008.  The increase in gross margin percentage was primarily of increased sales of our Safety-SpongeTM System in the 2009 period and a write off for obsolete inventory in the 2008 period and discounts provided in connection with hardware sales during that period.

Research and development

Research and development expenses were $86 thousand and $38 thousand, respectively, for the three month period ended June 30, 2009 and June 30, 2008.  The additional expense is primarily due to an increase in software development costs associated with our system hardware.

Research and development costs were $199 thousand and $81 thousand, respectively, for the six month period  ended June 30, 2009 and June 30, 2008.  The additional expense is also primarily due to an increase in software development costs.

Sales and marketing
We had sales and marketing expenses of $553 thousand and $682 thousand, respectively, for the three month period ended June 30, 2009 and June 30, 2008.  The decrease is primarily due to a decrease in new hospital placements in the 2009 period compared to the comparable 2008 period,  as well as the associated consulting and travel expenses.

We had sales and marketing expenses of $1.2 million and $1.1 million, respectively, for the six month period ended June 30, 2009 and June 30, 2008.  The increase is primarily due to the addition of sales and clinical representatives in the field and the associated salary, commission, benefits and travel expenses, partially offset by a decrease in implementation costs and related expenses for the three month period ended June 30, 2009.

General and administrative

General and administrative costs were $1.4 million and $1.7 million, respectively, for the three month period ended June 30, 2009 and June 30, 2008.  The decrease is primarily due to a decrease in stock based compensation expense and legal fees.

General and administrative costs were $3.9 million and $2.7 million, respectively, for the six month period ended June 30, 2009 and June 30, 2008.  The increase is primarily due to warrant expense of $1.3 million for the six months ended June 30, 2009.

Total other income (expense), net

Total other expenses  were $2.4 million and  $256 thousand, respectively, for the three month period ended June 30, 2009 and June 30, 2008.  This increase was mainly due to an increase in the fair market value of our warrant derivative liability resulting in an expense  of $2.2 million and the increase in interest expense due to the  increase in our long term debt in early 2009 and an associated increase in debt discount amortization resulting in an expense of $220 thousand for the three month period ended June 30,2009.

Total other expenses were $3.0 million and $433 thousand, respectively, for the six month period ended June 30, 2009 and June 30, 2008.  This increase was mainly due to an increase in the fair market value of our warrant derivative liability resulting in an expense of $2.6 million and the increase in interest expense due to the increase in our long term debt in early 2009 and an associated increase in debt discount amortization resulting in an expense of $440 thousand for the six month period ended June 30, 2009.

Income tax benefit.

We recorded a tax benefit of $31 thousand for the three months ended June 30, 2009 compared to $32 thousand for the three months ended June 30, 2008.  We recorded a tax benefit of $65 thousand for the six months ended June 30, 2009 and 2008, respectively.

As of December 31, 2008, we had net operating loss carryforward of approximately $30 million to offset future taxable income for federal income tax purposes.  The future utilization of the loss carryforwards to reduce any future income taxes will depend on our ability to generate sufficient taxable income prior to the expiration of the net operating loss carryforwards.  In addition, the future utilization of loss carryforwards may be subject to an annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future.  The loss carryforwards begin expiring in 2016.

Financial Condition, Liquidity and Capital Resources

Our principal sources of cash have included the issuance of equity and debt securities.  Principal uses of cash have included cash used in operations, capital expenditures and working capital.  We expect that our principal uses of cash in the future will be for operations, working capital, capital expenditures and research and development.  We expect that, as our revenues grow, our sales and marketing and research and development expenses will continue to grow and, as a result, we will need to generate significant net revenues to achieve profitability.  We do not believe that our current cash and cash equivalents will be adequate to fund our projected operating requirements.  In order to ensure the continued viability of the Company, additional financing must be obtained and profitable operations must be achieved in order to repay our existing short-term and long-term debt and to provide a sufficient source of operating capital.  The sale of additional equity or convertible debt securities could result in dilution to our stockholders.    Additional financing may not be available in amounts or on terms reasonably acceptable to us, if at all.  If we are unable to obtain this additional financing, the absence of capital will have a material adverse impact on our business and operations by year-end 2009.

As of June 30, 2009 we had a working capital deficit of approximately $12.5 million, of which $8.6 million is associated with our warrant derivative liability.

As of June 30, 2009, other than our office lease and employment agreements with key executive officers, we had no material commitments other than the liabilities reflected in our consolidated financial statements.

Operating activities

We used net cash of $2.0 million in operating activities for the six months ended June 30, 2009.  During this period, net cash used in operating activities primarily consisted of a net loss of $7.5 million,  an increase in inventory of $563 thousand and an increase in accrued liabilities of $157 thousand, offset by a $2.6 million non-cash, unrealized loss on our warrant derivative liability caused by an increase in the market value of our common stock, $1.3 million non-cash expense related to the issuance of warrants, an increase in accounts payable of $860 thousand, amortization and depreciation expense of $332 thousand, amortization of debt discount of $247 thousand, stock based compensation of $572 thousand, and a decrease of $231 thousand in accounts receivable.

We used net cash of $2.5 million in operating activities for the six months ended June 30, 2008.  During this period net cash used in operating activities primarily consisted of a net loss of $4.0 million,  a $116 thousand increase in account receivable and a $467 thousand increase in prepaid expenses, offset by amortization and depreciation of $325 thousand, stock based compensation of $1.0 million, $168 thousand non-cash, unrealized loss $2.2 million on our warrant derivative liability caused by an increase in the market value of our common stock, a $317 thousand increase in accounts payable and $250 thousand increase in accrued liabilities.

Investing activities

We used net cash of $14 thousand in investing activities for the six months ended June 30, 2009, primarily for the purchase of computer hardware and related software.

We used net cash of $38 thousand in investing activities for the six months ended June 30, 2008, primarily consisting of $264 thousand used in the ongoing development of purchased software related to our Safety-SpongeTM System, partially offset by $226 thousand received from the sale of undeveloped land in Alabama.

Financing activities

We generated net cash of $2.0 million from financing activities during the six months ended June 30, 2009, primarily from net proceeds from the issuance of debt and warrants of $2.6 million, offset by repayments of notes payable of $550 thousand and preferred stock dividends of $19 thousand.

We generated net cash of $2.6 million from financing activities during the six months ended June 30, 2008, primarily from net proceeds of $2.2 million from the issuance of common stock and warrants and net proceeds from short-term debt financings of $500 thousand, offset by the repayment of a promissory note of $101 thousand and payment of preferred stock dividends of $38 thousand.

2008 Private Placements

During the period May 20, 2008 to August 29, 2008, we sold $5.1 million in equity securities to accredited investors in a series of private placements.

During that period, the Company entered into securities purchase agreements with several accredited investors, in private placements exempt from the registration requirements of the Securities Act and issued and sold to these investors an aggregate of 4.1 million shares of its common stock and warrants to purchase an additional 2.5 million shares of its common stock.

Promissory Notes

On January 29, 2009, the Company entered into a Senior Secured Note and Warrant Purchase Agreement, pursuant to which, the Company sold Senior Secured Promissory Notes (the “Notes”) in the principal amount of $2.6 million and warrants to purchase 1.5 million shares of the Company’s common stock (the “Warrants”), to several accredited investors (the “Investors”).  The Investors paid $2.0 million in cash and converted $550 thousand of existing debt and accrued interest into the new Notes.   The Notes accrue interest at 10% per annum and unless earlier converted into equity, have a maturity date of January 29, 2011.  The Warrants have an exercise price of $1.00 and expire on January 29, 2014.

At June 30, 2009 we had additional outstanding promissory notes in the aggregate principal amount of $600 thousand and convertible debt instruments in the amount of $1.5 million as detailed below:

On May 1, 2006, Herbert Langsam, a Director of the Company, loaned the Company $500 thousand. The loan is documented by a $500 thousand Secured Promissory Note (the “Langsam Note”) payable to the Herbert Langsam Irrevocable Trust. The Langsam Note accrues interest at the rate of 12% per annum and had a maturity date of November 1, 2006. This note was not repaid by the scheduled maturity and to date has not been extended, therefore the Langsam Note is recorded in current liabilities. Accordingly, the note is currently in default and therefore accruing interest at the rate of 16% per annum. Pursuant to the terms of a Security Agreement dated May 1, 2006, the Company granted the Herbert Langsam Revocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Langsam Note.

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

On December 29, 2008 Mr. Langsam received 25 thousand shares of the Company’s common stock to extend the maturity dates of both loans to June 30, 2009.  The Company is currently in negotiations with Mr. Langsam, and the parties have reached an agreement to extend the maturity date of his notes from June 30, 2009 to December 31, 2009, in consideration of issuance, by the Company, of 25,000 shares of its common stock.   The agreement has been approved by the audit committee and ratified by the executive committee.
On September 5, 2008, the Company entered into an Amendment and Early Conversion of the Secured Convertible Promissory Note (the “Amendment”) with Ault Glazer Capital Partners, LLC (“AG Capital Partners”).  The Amendment allowed for the conversion, prior to the maturity date, of the outstanding principal balance of this Note into 1.3 million shares of Patient Safety common stock and $450 thousand in cash prepayments.  According to the Amendment, after the prepayments were made, the Note could be converted into 1.3 million shares of common stock upon AG Capital Partners’ satisfaction of certain conditions.

On September 12, 2008, the parties executed an Agreement for the Advancement of Common Stock Prior to close of the Amendment and Early Conversion of Secured Convertible Promissory Note, with AG Capital Partners.

AG Capital Partners failed to satisfy the conditions by the deadline stated in the Amendment.  Although the conditions remained unsatisfied, the Company made two additional issuances of shares to AG Capital Partners pursuant to the Amendment.  The Company issued another 250 thousand shares on October 10, 2008 and another 250 thousand shares on November 6, 2008.   As of this date, there remain 500 thousand shares issuable to AG Capital Partners upon meeting the conditions of the Amendment.

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

Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level discussed above and that the previously identified material weaknesses have been fully addressed as of June 30, 2009.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be presented or detected on a timely basis.

The following previously identified material weaknesses have been addressed, but complete testing, of the controls implemented, has not yet been complete as of June 30, 2009:

1.	The Company’s General Control Environment was ineffective due to the following identified weaknesses:

a.
We had not established an adequate tone at the top by management and the board of directors concerning the importance of, and commitment to, internal controls and generally accepted business practices.   To correct this weakness, the Company has hired a new Chief Executive Officer, restructured the board of directors to include two additional independent directors and has established an audit committee that includes a financial expert and a corporate governance expert.

b.
We had not designed and implemented policies and procedures to ensure effective oversight by the Company’s board of directors and consistent operation by the board of directors in accordance with committee charters.   To correct this weakness, the Company has implemented policies and procedures to ensure effective oversight by the Company’s board of directors and has established committees in accordance with their charters.

c.
We had not designed and implemented policies and procedures to ensure effective monitoring by management of financial and operational activities and to measure actual results against expected results and planned objectives.  To correct this weakness, the Company has implemented policies and procedures to ensure effective monitoring by management of financial and operations activities, established budgets and now measures actual results against expected results and planned objectives.

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

3.
We had not designed and implemented effective internal control policies and procedures relating to equity transactions and share-based payments.  To correct these deficiencies the Company has implemented policies and procedures to formalize procedures relating to transactions of this nature and ensure that such transactions are entered into and issued in accordance with board of director approvals.  Further, the Company has implemented a software program specifically designed to track and account for share-based payments.  The Company is in the process of testing this control.

4.
We had not designed and implemented effective internal control policies and procedures to ensure the proper reporting of income and accounting for payroll taxes related to certain stock grants to employees and consultants. This weakness resulted in the need for a restatement of previously issued financial statements due to the correction of an error for the cumulative effect of the understatement of payroll taxes and the related accrued liability for stock awards issued in 2005 and 2006, as of the beginning of the year ended December 31, 2007, and for the effect of the understatement in these accounts for the year ended December 31, 2007.  The Company has not fully resolved this issue with the taxing authorities as of June 30, 2009,  To correct these deficiencies the Company has designed and implemented policies and procedures to ensure that all reporting obligations and required withholdings related to stock grants to employees and consultants are processed and reported on a timely basis.

5.
We had not designed and implemented effective internal control policies and procedures to provide reasonable assurance regarding the accuracy and integrity of spreadsheets and other “off system” work papers used in the financial reporting process.  To correct this weakness, the Company has implemented internal control policies and procedures to provide reasonable assurance that “off system” work papers and spreadsheets are accurate.  The Company is in the process of testing this control.

Changes in Internal Control over Financial Reporting

We have made the following changes during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

To correct weaknesses identified in the Company’s General Control Environment, the board of directors has hired a new Chief Executive Officer and has restructured the board to include a financial expert and a corporate governance expert, both of whom are independent directors. In addition, the Company has  established an oversight committee to review and monitor managements’ business practices.

To address the weaknesses identified relating to equity transactions, the Company has implemented a software program specifically designed to track and account for share-based payments and equity transactions.  In addition, the Company has engaged an internal control specialist to design and help implement effective risk assessment processes.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On August 5, 2009, the Superior Court of California, County of Los Angeles issued a Statement of Decision on the “new Leve lawsuit” finding for the Company in all claims..

Item 1A.  Risk Factors.

There have been no material changes from risk factors previously disclosed in Item 1A included in our Form 10-K

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

Pursuant to the employment agreement entered into with David Bruce on January 5, 2009, the Company granted stock options to purchase 2,000,000 shares of the Company’ common stock.  The exercise price of the options is the average selling price of the Company’s common stock on the date of grant, which was $0.75.  Upon the six-month anniversary of the effective date of the employment agreement, 250,000 options were to vest and become exercisable and thereafter, the remaining shares were to vest over a forty-two month period at the rate of 1/48th of the total shares per month.  Mr. Bruce resigned from the Company effective May 6, 2009 and all stock options granted were cancelled on the date of termination.

The board of directors also approved a stock option grant to purchase 750,000 shares of the Company’s common stock for Brian Stewart, relating to his employment with the Company.  The options were granted on January 5, 2009, Mr. Stewart’s date of hire.  The exercise price of the options is the average selling price of the Company’s common stock on the date of grant, which was $0.75.  Upon the six-month anniversary of the effective date of the employment agreement, 93,750 s options shall vest and become exercisable and thereafter, the remaining shares will vest over a forty-two month period at the rate of 1/48th of the total shares per month.

Pursuant to the employment agreement entered into with Steven Kane as Chief Executive Officer on May 7, 2009, the Company granted stock options to purchase 2,000,000 shares of the Company’ common stock.  The exercise price of the options is the average selling price of the Company’s common stock on the date of grant, which was $0.75.  Upon the six-month anniversary of the effective date of the employment agreement, 250,000 options shall vest and become exercisable and thereafter, the remaining options will vest over a forty-two month period at the rate of 1/48th of the total shares per month.

The board of directors granted stock options to purchase 200,000 shares of the Company’s common stock to each of Loren McFarland and Howard Chase on June 22, 2009 in connection with their joining the Board of Directors.  The exercise price of the options is the average selling price of the Company’s common stock on the date of grant, which was $0.99.  All Options were fully exercisable upon grant.

Item 3.  Defaults Upon Senior Securities.

The Company is currently in negotiations with Herbert Langsam, and the parties have reached an agreement to extend the maturity date of his notes from June 30, 2009 to December 31, 2009, in consideration of issuance, by the Company, of 25,000 shares of its common stock.   The agreement has been approved by the audit committee and ratified by the executive committee.

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

10.04	Employment Agreement dated January 5, 2009 between Patient Safety Technologies, Inc. and David Bruce.

10.05*	Separation and General Release Agreement dated May 6, 2009 between Patient Safety Technologies, Inc. and David Bruce.

10.06*	Employment Agreement dated May 7, 2009 between Patient Safety Technologies, Inc. and Steven H. Kane.

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

Date: August 14, 2009	By:	/s/ Steven H. Kane
Steven H. Kane
Chief Executive Officer

Date: August 14, 2009	By:	/s/ Mary A. Lay
Mary A. Lay
Interim Chief Financial Officer and Principal Accounting Officer