Form 10-Q
period 2009-09-30
Patient Safety Technologies, Inc
filed 2009-11-17
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

COMMISSION FILE NUMBER 001-09727

 PATIENT SAFETY TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3419202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43460 Ridge Park Drive, Suite 140, Temecula, CA 92590 (Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (951) 587-6201

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act.   Yes ☐   No ☒

There were 23,456,188 shares of the registrant’s common stock outstanding as of November 16, 2009.

PATIENT SAFETY TECHNOLOGIES, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this report are forward-looking statements.  You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future.  Accordingly, we cannot guarantee that our plans and expectations will be achieved.  Our actual results could differ from those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control.  These factors include, but are not limited to, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2009, as amended on May 1, 2009 and further amended on July 13, 2009 (the “Form 10-K”), including without limitation the following:

•	the early stage of adoption of our Safety-Sponge System™ and the unpredictability of our sales cycle;

•	our need for additional financing to support our business;

•	any failure of our new management team to operate effectively;

•	our reliance on third-party manufacturers, some of whom are sole-source suppliers; and

•	any inability to successfully defend our intellectual property portfolio.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(In thousands, except par value)

	September 30, 2009	December 31, 2009
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$779	$296
Accounts receivable	186	418
Inventories, net	730	200
Prepaid expenses	198	188
Total current assets	1,893	1,102

Restricted certificate of deposit	94	94
Notes receivable	121	121
Property and equipment, net	466	622
Goodwill	1,832	1,832
Patents, net	3,195	3,439
Long-term investment	667	667
Other assets	29	37
Total assets	$8,297	$7,914

Liabilities and Stockholders' (Deficit) Equity

Current liabilities
Accounts payable	$1,806	$909
Current portion of convertible debentures	1,425	1,425
Current portion of notes payable	600	1,100
Warrant derivative liability	2.399	1,762
Accrued liabilities	1,360	1,596
Total current liabilities	7,590	6,792
Long-term convertible debentures, less current portion	55	51
Long-term notes payable, less current portion	1,600	–
Deferred tax liability	945	1,042
Total liabilities	10,190	7,885

Stockholders' (deficit) equity:
Convertible preferred stock, $1.00 par value, cumulative 7% dividend: 1,000 shares authorized; 11 issued and outstanding at September 30, 2009 and December 31, 2008; (Liquidation preference of $1.2 million at September 30, 2009 and December 31, 2008	11	11
Common stock, $0.33 par value: 100,000 and 25,000 shares authorized; 23,409 and 17,180 shares issued and outstanding at September 30, 2009 and December 31, 2008 respectively;	7,725	5,675
Additional paid-in capital	43,702	36,034
Accumulated deficit	(53,331)	(41,691)
Total stockholders' (deficit) equity	(1,893)	29
Total liabilities and stockholders' equity	$8,297	$7,914

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	For the Quarter Ending September 30,		For the Nine Months Ending September 30
	2009	2008	2009	2008
Revenues	$978	$880	$2,942	$1,937
Cost of revenue	540	622	1,708	1,342
Gross profit	438	258	1,234	595

Operating expenses:
Research and development	69	87	268	168
Sales and marketing	610	662	1,812	1,796
General and administrative	1,257	958	5,162	3,680
Total operating expenses	1,936	1,707	7,242	5,644

Operating loss	(1,498)	(1,449)	(6,008)	(5,049)

Other (expenses) income:
Interest expense	(304)	(79)	(744)	(254)
Change in fair value of warrant derivative liability	(1,762)	1,683	(4,333)	1,515
Realized loss assets held for sale, net	—	—	—	(25)
Unrealized loss on assets held for sale, net	—	—	—	(65)
Gain on warrant exchange	193	—	193	—
Other (expenses) income	2	36	2	35
Total other (expenses) income	(1,871)	1,640	(4,882)	1,206

(Loss) income from operations before income taxes	(3,369)	191	(10,890)	(3,843)
Income tax benefit	32	33	96	98
Net (loss) income	(3,337)	224	(10,794)	(3,745)
Preferred dividends	(19)	(19)	(57)	(57)
Net (loss) income applicable to common shareholders	$(3,356)	$205	$(10,851)	$(3,802)

Net (loss) income applicable to common shareholders - basic and diluted	$(0.17)	$0.01	$(0.60)	$(0.28)
Weighted average common shares outstanding basic and diluted:	20,229	15,615	18,220	13,588

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Nine Months Ending September 30,
	2009	2008
Operating activities:
Net loss	$(10,794)	$(3,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	253	261
Amortization of patents	244	244
Amortization of debt discount	461
Non-cash interest	1,323	145
Non-cash payments	—	568
Realized loss on assets held for sale, net	—	25
Unrealized loss on assets held for sale, net		65
Gain on warrant exchange	(193)	—
Stock-based compensation to employees and directors	896	1,229
Change in fair value of warrant derivative liability	4,333	(1,515)
Income tax benefit	(97)	(98)
Changes in operating assets and liabilities:
Accounts receivable	232	(253)
Inventories	(530)	(35)
Prepaid expenses	(10)	30
Other assets	8	(10)
Accounts payable	897	(105)
Accrued liabilities	(100)	151
Net cash used in operating activities	(3,077)	(3,043)

Investing activities:
Purchase of property and equipment	(89)	(319)
Proceeds from sale of assets held for sale, net	—	226
Net cash used in investing activities	(89)	(93)
Financing activities:
Proceeds from issuance of common stock and warrants	1,706	3,877
Proceeds from issuance of notes payable	2,000	500
Payments on notes payable	—	(551)
Payments of preferred dividends	(57)	(57)
Net cash provided by financing activities	3,649	3,769
Net increase in cash and cash equivalents	483	633
Cash and cash equivalents at beginning of period	296	405
Cash and cash equivalents at end of period	$779	$1,038
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$110,000	$49
Cash paid for income taxes	—	—
Non cash investing and financing activities:
Dividends accrued	57	38
Issuance of common stock for an accrued liability	—	185
Issuance of common stock in payment of notes payable and accrued interest	258	859
Issuance of common stock for inventory	—	700
Debt discount associated with issuance of notes payable	1,311	—
Reclassification of warrants in equity to warrant derivative liability	4,241	4,350
Cancellation of warrants in connection with warrant exchange	5,722	—
Reclassification of accrued interest to notes payable	165	—
Reclassification of warrant derivative liability to equity	2,153	—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Consolidated Statements of Stockholder's Equity
(In thousands)

	Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholder's
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCES, December 31, 2008	11	$11	17,198	$5,675	$36,034	$(41,691)	$29

Cumulative effect of change in accounting principle	─	─	─	─	794	(794)	─

Net Loss through September 30, 2009	─	─	─	─	─	(10,794)	(10,794)
Preferred Dividends	─	─	─	─	─	(57)	(57)
Common stock issued in private placement	─	─	5,965	1,969	5,255	─	7,224
Warrants issued in connection with anti-dilution adjustment	─	─	─	─	1,323	─	1,323
Warrants issued in connection with debt	─	─	─	─	1,311	─	1,311
Stock based compensation	─	─	─	─	896	─	896
Common stock issued in connection with conversion of notes payable	─	─	246	81	177	─	258
Warrants reclassified from equity to liability	─	─	─	─	(4,241)	─	(4,241)
Warrants reclassified from liability to equity	─	─	─	─	2,153	─	2,153

BALANCES, September 30, 2009	11	$11	23,409	$7,725	$43,702	$(53,331)	$(1,893)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

1. DESCRIPTION OF BUSINESS

Patient Safety Technologies, Inc. ("PST" or the "Company") is a Delaware corporation. The Company’s operations are conducted through its wholly-owned operating subsidiary, SurgiCount Medical, Inc. (“SurgiCount”), a California corporation.

The Company’s operating focus is the development, marketing and sales of products and services focused in the medical patient safety markets.  The SurgiCount Safety-SpongeTM System is a patented system of bar-coded surgical sponges, SurgiCounter™ scanners and software applications which integrate together to form a comprehensive counting and documentation system to avoid unintentionally leaving sponges inside of patients during surgical procedures.

2. LIQUIDITY AND GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2009, the Company had an accumulated deficit of approximately $53.3 million and a working capital deficit of approximately $5.7 million, of which $2.4 million represents the estimated fair value of warrant derivative liabilities (see Note 13).  For the three and nine months ended September 30, 2009, the Company incurred net losses of approximately $3.4 and $10.8 million, respectively.  For the nine months ended September 30, 2009 the Company used approximately $3.6 million in cash to fund its operating activities.

The Company believes that existing cash resources, combined with projected cash flow from operations, will not be sufficient to fund its working capital requirement for the next twelve months.  In order to continue to operate as a going concern it will be necessary to raise additional capital.

The Company expects to be able to raise sufficient additional capital to meet its currently projected requirements but cannot be certain that additional capital will be available when needed, or that it will be offered on terms acceptable to the Company. The Company also cannot be certain when, and if, the Company will achieve profitable operations and positive cash flow.  The condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America.  The condensed consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to make the financial statements not misleading.  The condensed consolidated balance sheet as of December 31, 2008 was derived from the Company’s audited financial statements.  The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Results of the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the “ASC”). Effective for interim and annual periods ended after September 15, 2009, the ASC became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement does not change existing GAAP, but reorganizes GAAP into Topics.  In circumstances where previous standards require a revision, the FASB will issue an Accounting Standards Update (“ASU”) on the Topic.  The Company’s adoption of this standard during the quarter ended September 30, 2009 did not have any impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance as codified in ASC 820, Fair Value Measurements and Disclosures, (previously Statement of Financial Accounting Standards (“SFAS”) No.157, Fair Value Measurements). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  ASC 820 applies in those instances where other accounting pronouncements require or permit fair value measurements and the board of directors has previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, ASC 820 does not require any new fair value measurements.  However for some entities, the application of ASC 820 will change the current practice.  In February 2008, the FASB issued ASC 820, which defers the effective date of ASC 820 for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequent recurring basis until years beginning after November 15, 2008.  The Company’s adoption of ASC 820-10 for its financial assets and liabilities on January 1, 2008 and ASC 820 for its non-financial assets and liabilities on January 1, 2009 did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued guidance, as codified in ASC 805-10 Business Combinations (previously SFAS No. 141(R), Business Combinations) ASC 805-10 requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred.  ASC 805-10 also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination.  The Company’s adoption of ASC 805-10 on January 1, 2009 did not have a material impact on its consolidated statements.

On January 1, 2009 the Company adopted the requirements of guidance codified in ASC 810-10 Consolidation, Non Controlling Interests (previously SFAS No. 160; Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB 51).   ASC 810-10-25 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. ASC 810-10-25 also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owner. The Company’s adoption of ASC 810-10-25 did not have a material impact on its consolidated financial statements.

On January 1, 2009, the Company adopted the requirements of guidance codified in ASC 815-10 Derivatives and Hedging (previously FASB Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133).  ASC 815-10 requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments.  The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives.  ASC 815-10 does not change the accounting treatment for derivative instruments.  The Company’s adoption of ASC 815-10 did not have a material impact on its consolidated financial statements.

On January 1, 2009, the Company adopted the guidance codified in ASC 350-30, Intangibles – Goodwill and Other (previously FASB FAS 142-3, Determination of Useful Life of Intangible Assets).  ASC 350-30 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset also requires expanded disclosure related to the determination of intangible asset useful lives and is effective for fiscal years beginning after December 15, 2008.  Earlier adoption is not permitted.  The Company’s adoption of ASC 350-30 did not have a material impact on its consolidated financial statements.

Effective January 1, 2009 the Company adopted the guidance of ASC 470-20 Debt with Conversion and Other Options (previously FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)) for convertible debt instruments that have cash settlement features. These requirements included separation of the liability and equity components of the instruments. The debt is recognized at the present value of its cash flows discounted using the issuer’s nonconvertible debt borrowing rate at the time of issuance with the resulting debt discount being amortized over the expected life of the debt. The equity component is recognized as the difference between the proceeds from the issuance of the convertible debt instrument and the fair value of the liability. The adoption required retrospective application to all periods presented, and did not grandfather existing instruments. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented.  This standard is effective for fiscal years beginning after December 15, 2008.  The Company’s adoption of ASC 470-20 on January 1, 2009 did not have a material impact on its consolidated financial statements.

In June 2008, the FASB issued guidance, as codified in ASC 260-10, Earnings per Share, (previously Emerging Issues Task Force (“EITF”) No. 03-6-1).  ASC 260-10 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing earnings per share. ASC 260-10 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Retrospective application to all periods presented is required and early application is prohibited. The Company’s adoption of ASC 260-10 did not have a material impact on its consolidated financial statements.

In June 2008, the FASB ratified guidance issued by the EITF as codified in ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (previously EITF Issue No. 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s own Stock).  ASC 815-40 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.   Early application is not permitted.  ASC 815-10 – specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.   ASC 815-40 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the ASC 815-10 scope exception.  The Company’s adoption of ASC 815-40  effective January 1, 2009, resulted in the identification of certain warrants that were determined to be ineligible for equity classification because of certain provisions that may result in an adjustment to their exercise price.  Accordingly, these warrants were reclassified as liabilities upon the effective date of ASC 815-40 and re-measured at fair value as of September 30, 2009 with changes in the fair value recognized in other income for the quarter ended September 30, 2009.  The cumulative effect of the change in accounting for these warrants was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009 based on the difference between the amounts recognized in the consolidated balance sheet before the initial adoption of ASC 815-40 and the amounts recognized in the consolidated balance sheet as a result of the initial application of ASC 815-40. (See Note 13).

In April 2009, the FASB issued ASC 820-10, Fair Value Measurements and Disclosures (previously SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ). ASC 820-10 provides for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this guidance during the quarter ended June 30, 2009 did not have a material effect on its financial statements.

Effective April 1, 2009, the Company adopted the disclosure requirements of ASC 820-10 (previously SFAS 107-1 and APB 28-1, Interim Disclosures About Fair Value of Financial Instruments).  This guidance became effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Effective April 1, 2009, the Company adopted the requirements of ASC 855-10, Subsequent Events (previously SFAS No. 165, Subsequent Events), which established standards for the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events).  This guidance is largely the same guidance on subsequent events that previously existed only in auditing literature, except that the two types of subsequent events, previously referred to in practice as Type I or Type II subsequent events, are re-names as recognized or un-recognized subsequent events, respectively. In addition, ASC 855-10 requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

For purposes of this interim financial information, November 16, 2009 is the date through which subsequent events have been evaluated and represents the date the financial statements were issued.

ASU 2009-13, Multiple Deliverable Revenue Arrangements, addresses the accounting for multiple deliverable arrangements to enable vendors to account for products and services (deliverables) separately rather than as a combined unit. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted.  The impact of this accounting update on the Company’s financial statements has not been evaluated.

ASU 2009-14, Certain Revenue Arrangements That Include Software Elements, changes the accounting model for revenue arrangements that include both tangible products and software elements that are “essential to the functionality,” and scopes these products out of current software revenue guidance. The new guidance will include factors to help companies determine what software elements are considered “essential to the functionality.” The amendments included in ASU 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted.   The impact of this accounting update on the Company’s financial statements has not been evaluated.

4. CONCENTRATION OF CREDIT RISK

From time to time, the Company maintains its cash balances at a financial institution that exceeds the Federal Deposit Insurance Corporation coverage of $250 thousand.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk related to its cash and cash equivalents.

At September 30, 2009 and 2008, due to the Company’s distribution agreement with Cardinal Health, it had one individual customer whose receivable balance outstanding represented 65% and 0%, respectively, of its gross accounts receivable balance.  Cardinal’s sales represent 89% and 85% of total gross sales for respective periods.

5. SOLE SOURCE SUPPLIER

The Company relies primarily on A Plus International to supply its sponge products, but also relies on a number of other third parties to manufacture certain of its other products. If A Plus International or any of the Company’s third-party manufacturers cannot, or will not, manufacture products in the required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity.  Any interruption or delay in manufacturing could have a material adverse effect on business and operating results.

The Company’s operations may also be harmed by lengthy or recurring disruptions at any of the Company’s suppliers’ manufacturing facilities and by disruptions in the distribution channels from the Company’s suppliers and to the Company’s customers. Any such disruptions could cause significant delays in shipments until the Company is able to shift the products from an affected manufacturer to another manufacturer. If the affected supplier was a sole-source supplier, the Company may not be able to obtain the product without significant cost and delay. The loss of a significant third-party supplier or the inability of a third-party supplier to meet performance and quality specifications or delivery schedules could harm the Company’s ability to meet the Company’s delivery obligations to the Company’s customers and negatively impact the Company’s revenues and business operations.

6.  STOCK-BASED COMPENSATION

In September 2005, the Board of Directors of the Company approved the Amended and Restated 2005 Stock Option and Restricted Stock Plan (the “2005 SOP”) and the Company’s stockholders approved the 2005 SOP in November 2005. The 2005 SOP reserves 2.5 million shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non–employee directors and consultants performing services for the Company. Options granted under the 2005 SOP have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options generally expire 10 years from the date of grant. Restricted stock awards granted under the 2005 SOP are subject to a vesting period determined at the date of grant.

On March 11, 2009, the Board of Directors of the Company approved the 2009 Stock Option Plan (the “2009 SOP”) and the Company’s stockholders approved the 2009 SOP August 6, 2009. The 2009 SOP  reserves 3.0 million shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non–employee directors and consultants performing services for the Company. Options granted under the 2009 SOP have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options generally expire 10 years from the date of grant. Restricted stock awards granted under the 2009 SOP are subject to a vesting period determined at the date of grant.

All options that the Company granted during the three and nine months ended September 30, 2009 and 2008 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Nine months ended September 30
	2009		2008

Weighted average risk free interest rate	2.07%		3.5%
Weighted average life (in years)	6.02	years	5	years
Volatility	114.1%		106.0%
Expected dividend yield	─		─	%
Weighted average grant-date fair value per share of options granted	$0.75		$0.93

A summary of stock option activity for the nine months ended September 30, 2009 is presented below (in thousands, except per share data):

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2008	1,627	$4.40	8.43
Options Granted (2)	5,275	$0.774	5.99
Cancelled/Forfeited	(2,156)	$0.78
Balance at September 30, 2009	4,746	$1.264	8.83	$2,116
Vested and exercisable as of Sept 30, 2009	1,879	$1.979	7.89	$376
Unvested as of September 30, 2009	2,867	$0.796	8.83	$1,740

(1) The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.40 of the Company’s common stock at September 30, 2009.

(2) includes 3.1 million non-qualified options that were issued outside the 2005 and 2009 stock option plans.

The total grant date fair value of stock options granted during the three and nine months ended September 30, 2009 was $99 thousand and $4.1 million, respectively.

During the three and nine months ended September 30, 2009, the Company recognized stock-based compensation expense of $360 thousand and $896 thousand, respectively.  During the three and nine months ended September 30, 2008, the Company had stock based compensation expense of $185 thousand and $1.2 million, respectively.

As of September 30, 2009, there was $1.3 million of unrecognized compensation costs related to outstanding employee stock options.   This amount is expected to be recognized over a weighted average period of 2.4 years.  To the extent the forfeiture rate is different from what the Company anticipated; stock-based compensation related to these awards will be different from the Company’s expectations.

7.  NET LOSS PER COMMON SHARE

The Company calculates net loss per share in accordance with FASB ASC 260-10 Earnings Per Share (previously SFAS No. 128, Earnings per Share).  Basic earnings per share (“EPS”) is calculated by dividing the net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents.  Diluted EPS is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period and the weighted average number of dilutive common stock equivalents outstanding for the period determined using the treasury-stock method.  For purposes of this calculation, options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive.

Because the effects of outstanding options, warrants and the conversion of convertible preferred stock and convertible debt are anti-dilutive in all periods presented, shares of common stock underlying these instruments have been excluded from the computation of loss per common share. The following sets forth the number of shares of common stock underlying outstanding options, warrants, convertible preferred stock and convertible debt as of September  30, 2009 and 2008, (in thousands):

	September 30,
	2009	2008
Options to purchase common stock	4,746	1,407
Warrant to purchase common stock	6,754	10,680
Convertible debt	547	1,057
Convertible preferred stock	246	246
Total	12,293	13,390

8. CONVERTIBLE DEBENTURES & NOTES PAYABLE

Convertible debentures at September 30, 2009 and December 31, 2008 are comprised of the following (in thousands):

	September 30, 2009	December 31, 2008
Ault Glazer Capital Partners LLC (a)*	$1,425	$1,425
David Spiegel (b)	65	65
Total convertible debentures	1,490	1,490
Less: unamortized discount	(10)	(14)
	1,480	1,476
Less: current portion	(1,425)	(1,425)
Convertible debentures - long term portion	$55	$51

* Related party (see Note 15)

(a)
On September 5, 2008, the Company entered into an Amendment and Early Conversion of the Secured Convertible Promissory Note (the “Amendment”) with Ault Glazer Capital Partners, LLC (“AG Capital Partners”).  The Amendment allowed for the conversion, prior to the maturity date of December 31, 2010, of the outstanding principal balance of the AG Capital Partners Note (the “AG Note”) into 1.3 million shares of the Company’s common stock and payment of accrued and estimated future interest in the amount of $450 thousand in cash.  According to the Amendment, following the $450 thousand payment, which was made by the Company in connection with the signing of the Amendment, the AG Note could be converted into 1.3 million shares of common stock upon AG Capital Partners’ satisfaction of certain conditions.

On September 12, 2008, the parties executed an Agreement for the Advancement of Common Stock prior to close of the Amendment and Early Conversion of Secured Convertible Promissory Note, pursuant to which the Company issued 300 thousand of the previously agreed upon 1.3 million shares.

Additionally, although AG Capital Partners failed to satisfy the conditions by the deadline stated in the Amendment, the Company issued 250 thousand shares on October 10, 2008 and 250 thousand shares on November 6, 2008.   As a result of the issuance of 800 thousand shares issued to AG Capital Partners as described above, the principal balance of the AG Note was reduced by a total of $656 thousand, based on the fair market value of the common stock on the date it was issued.  Currently, under the terms of the Amendment, the Company can settle the remaining principal balance on the AG Note upon the issuance of 500 thousand shares of common stock to AG Capital Partners.  However, the Company does not intend to issue these shares until such time as AG Capital Partners satisfies the conditions of the Amendment.

(b)
On October 27, 2008 the Company entered into a Discount Convertible Debenture with David Spiegel in the principal amount of $65 thousand (the “Spiegel Note”) with a 9% original issue discount of $15 thousand, which matures on October 27, 2011.  The Spiegel Note is convertible at any time, in whole or in part, into common stock of the Company at a conversion price of $1.50 per common share at the option of the holder.  During the three and nine months ended September 30, 2009, the Company incurred interest expense and amortization of the debt discount of $1 thousand and $3 thousand, respectively, on the Spiegel Note.

Notes Payable

Notes payable at September 30, 2009 and December 31, 2008 are comprised of the following (in thousands):

	September 30, 2009	December 31, 2008
Herbert Langsam (a)*	$600	$600
Catalysis Offshore (b)*	287	250
Catalysis Partners (b)*	600	250
Apehelion Medical Fund, LP (c)	314	-
JMR Capital Limited (c)	208	-
William Hitchcock (c)	1,045	-
Total Notes Payable	$3,054	$1,100
Less: unamortized discount	(854)	-
Less: Current portion	(600)	(1,100)
Notes payable - long term portion	$1,600	$-

* Related party (see Note 15)

(a)
On May 1, 2006, the Company executed a $500 thousand Secured Promissory Note (the “Langsam Note”) due November 1, 2006, payable to the Herbert Langsam Irrevocable Trust.  Herbert Langsam is a Director of the Company, and Member of the Board of Directors of the Company.  The Langsam Note accrues interest at the rate of 12% per annum, although from November 1, 2006 through December 2008; the Langsam Note accrued interest at rate of 16% per annum as the Company was in default.  In December 2008, Mr. Langsam agreed to extend maturity of the Langsam Note to June 30, 2009, and then in August 2009, agreed to further extend maturity of this note to December 31, 2009.  The Company also entered into a Security Agreement on May 1, 2006, granting the Herbert Langsam Irrevocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Langsam Note.

On November 13, 2006, the Company executed an additional $100 thousand Secured Promissory Note (the “Second Langsam Note”) due May 13, 2007 payable to the Herbert Langsam Irrevocable Trust. The Second Langsam Note accrues interest at the rate of 12% per annum, although from May 13, 2007 through December 2008, the Second Langsam Note accrued interest at rate of 16% per annum as the Company was in default.  As additional consideration for entering into the Second Langsam Note, the Company granted Mr. Langsam warrants to purchase 50 thousand shares of the Company’s common stock at an exercise price of $1.25 per share, which were exchanged in the first warrant exchange transaction that closed July 21, 2009.   On November 13, 2006, the Company also entered into a Security Agreement granting the Herbert Langsam Irrevocable Trust a security interest in all of the Company’s assets as collateral for the satisfaction and performance of the Company’s obligations pursuant to the Second Langsam Note.  Also, In December 2008, Mr. Langsam agreed to extend maturity of the Second Langsam Note to June 30, 2009, and then in August, 2009, agreed to further extend maturity of this note to December 31, 2009.

On December 29, 2008, in connection with his agreement to extend the maturity dates of both the Langsam Note and Second Langsam Note to June 30, 2009, the Company granted Mr. Langsam 25 thousand shares of the Company’s common stock.  On August 13, 2009, in connection with the further extension of the maturity date of these notes from June 30, 2009 to December 31, 2009, the Company agreed to grant Mr. Langsam an additional 25 thousand shares of the Company’s common stock.

During the three and nine months ended September 30, 2009, the Company incurred interest expense of $18 thousand and $54 thousand, respectively, on these notes.  At September 30, 2009 and December 31, 2008, accrued interest on these notes totaled $185 thousand.

(b)
Between February 28, 2008 and March 20, 2008, Catalysis Offshore, Ltd. and Catalysis Partners, LLC (collectively “Catalysis”), related parties, each loaned $250 thousand to the Company.  As consideration for the loans, the Company issued Catalysis promissory notes in the aggregate principal amount of $500 thousand (the “Catalysis Notes”). The Catalysis Notes accrued interest at the rate of 8% per annum and had maturity dates of May 31, 2008. The managing partner of Catalysis is Francis Capital Management, LLC (“Francis Capital”), an investment management firm. John Francis, a Director of the Company and President of Francis Capital, has voting and investment control over the securities held by Catalysis. Francis Capital, including shares directly held by Catalysis, beneficially owns 3.2 million shares of the Company’s common stock and warrants for purchase of 45 thousand shares of the Company’s common stock.  On January 29, 2009 the Catalysis Notes were converted into new notes as part of the Senior Secured Note and Warrant Purchase Agreement described below.

(c)
 On January 29, 2009, the Company entered into a Senior Secured Note and Warrant Purchase Agreement, pursuant to which, the Company sold Senior Secured Promissory Notes (the “Senior Notes”) in the principal amount of $2.6 million and warrants to purchase 1.5 million shares of the Company’s common stock (the “January Warrant”), to several accredited investors (the “January Investors”).  The January Investors paid $2.0 million in cash and converted $550 thousand of existing debt and accrued interest on the Catalysis Notes into the Senior Notes.   The Senior Notes accrue interest, which is compounded to principal quarterly in arrears, at 10% per annum, throughout the term of the Senior Notes, and unless earlier converted in a Financing Round, have a maturity date of January 29, 2011.  As of September 30, 2009, the Company has added $115 thousand of accrued interest to the principal balance.  The January Warrants have an exercise price of $1.00 and expire on January 29, 2014.  The Company recorded a debt discount in the amount of $1.3 million based on the estimated relative fair value allocated to the warrants.  On August 18, 2009 the Company converted $212 thousand of existing Senior Note and accrued interest owed to Arizona Bay Technology Ventures, LP into common stock at $0.86 per share.  For the nine months ended September 30, 2009 the Company recognized $461 thousand in debt discount amortization.   During the three and nine months ended September 30, 2009, the Company incurred interest expense of $65 thousand and $178 thousand, respectively, on the Senior Notes.  At September 30, 2009 accrued interest on these notes totaled $64 thousand.

The Senior Note holders carry conversion rights and warrant that the Senior Notes may be convertible into the Financing Round, which shall mean as defined in the holder’s warrant purchase agreement, the “next issuance of Securities by the Company for cash or the exchange of debt or both taking place after the Closing and prior to the Note’s maturity date.”  The Company has the right to prepay the unpaid principal and interest due on the Senior Notes without any prepayment penalty.  The Senior Notes are secured by essentially all of the Company’s assets including but not limited to the Company’s interest in their primary operating subsidiary, SurgiCount Medical Technologies, Inc.

9.  ACCRUED LIABILITIES

Accrued liabilities at September 30, 2009 and December 31, 2008 are comprised of the following (in thousands):

	September 30, 2009	December 31, 2008
Interest (see Note 8)	$249	$237
Dividends on preferred stock	115	134
Salaries and severance obligations	47	$285
Directors fees	158	145
Contingent tax liability (see Note 16)	722	701
Other	69	94
	$1,360	$1,596

10.  DEFERRED REVENUE

The sale of the Company’s SurgiCounter™ scanner includes a one year maintenance agreement covering telephone support and software upgrades.  Revenue relating to the one year maintenance agreement is deferred at the time of sale, and is recognized monthly over the twelve month term.

As of September 30, 2009, the Company had deferred revenue of $4 thousand, which is included in the Other Accrued Liabilities (Note 9) on the accompanying balance sheet, at September 30, 2009.

11.  INVENTORIES, NET

Inventories are stated at the lower of cost or market and consist of the following (in thousands):

	September 30, 2009	December 31, 2008
Finished goods	$836	$200
Reserve for excess and obsolete	(106)	-
Inventories, net	$730	$200

The Company recorded charges related to the excess and obsolete reserve to cost of revenues of zero and $106 thousand for the three and nine months ended September 30, 2009 respectively.  There were no corresponding charges during the 2008 three and nine month periods.

12. EQUITY TRANSACTIONS

Common Stock

On January 2, 2009, the Company issued 2.5 million warrants to purchase shares of the Company’s common stock to warrant holders, with anti-dilutive clauses in their original warrants.   The warrants are exercisable through the term of the original warrant and have an exercise price of $0.75.

On January 29, 2009, the Company entered into a Senior Secured Note and Warrant Purchase Agreement, pursuant to which, the Company sold Senior Notes  in the principal amount of $2.6 million and January Warrants to purchase 1.5 million shares of the Company’s common stock to the January Investors in consideration for $2 million in cash proceeds and conversion of $550 thousand owed under existing promissory notes.   The January Warrants have an exercise price of $1.00 and expire on January 29, 2014.  (See Note 8)

On July 29, 2009, the Company completed the first closing of a private placement of its common stock.  The shares were issued and sold to accredited investors who were holders of common stock warrants of the Company.  The shares of common stock were issued at a per share price of $0.86,  paid by cancellation of the common stock warrants held by these holders, and in some cases an additional cash contribution by the holders.  Holders not making a cash investment tendered warrants to purchase an aggregate of 1.6 million shares of common stock and received an aggregate of 597 thousand shares of the Company’s common stock. Holders who elected to make a cash investment tendered warrants to purchase an aggregate of 4.8 million shares of common stock and an aggregate of $1.6 million in cash, and received an aggregate of 4.8 million shares of the Company’s common stock.

On September 18, 2009, the Company completed the second and final closing of a private placement of its common stock.  The shares were issued and sold to accredited investors who were holders of common stock warrants of the Company.  The shares of common stock were issued at a per share price of $0.86, paid by cancellation of the common stock warrants held by these holders, and in some cases an additional cash contribution by the holders.  Holders not making a cash investment tendered warrants to purchase an aggregate of 59 thousand shares of common stock and received an aggregate of 20 thousand shares of the Company’s common stock. Holders who elected to make a cash investment tendered warrants to purchase an aggregate of 567 thousand shares of common stock and an aggregate of $195 thousand in cash, and received an aggregate of 567 thousand shares of the Company’s common stock.

For the warrants classified in equity prior to the exchange, the Company accounted for the warrants cancelled as an exchange of warrants for common shares, whereby the repurchase price of the warrants was  considered to be the fair value of the common shares issued in the exchange, less any cash received by the Company from the warrant holders.  Under this treatment, the fair value of the warrant exchanged was estimated at the date of the exchange based on the original terms of the warrant and was compared to the repurchase price, and additional expense was recognized by the Company to the extent that the repurchase price exceeded the fair value of the warrant prior to the exchange.

For the warrants classified as derivative liabilities prior to the exchange, the Company accounted for the warrants exchanged as an issuance of common shares to extinguish a liability, and as such, the difference between the reacquisition price and the net carrying amount of the debt was recognized in earnings in the period of extinguishment.  The Company determined that the value of the common stock issued was more clearly evident than the value of the debt, and therefore should be used in the determination of the reacquisition price.  In exchanges of warrants classified as derivative liabilities, whereby the Company also receives cash from the warrant holder as part of the exchange, the amount of cash received was netted against the value of the common shares issued to determine the reacquisition price. Warrants classified as derivative liabilities prior to the exchange were adjusted to the then current fair value on the date of the exchange, and the change in fair value was recognized through earnings.  The adjusted fair value was used in the exchange transaction to determine the gain or loss.

13. WARRANTS AND WARRANT DERIVATIVE LIABILITY

The following table summarizes warrants to purchase common stock activity for the nine months ended September 30, 2009:

	# of Warrants	Range of Exercise Price

Warrants outstanding December 31, 2008	10,719,896	$1.25 - $6.05
Issued	4,106,326	$0.75 - $2.00
Cancelled/Expired	(8,072,722)	$0.75 - $5.95
Warrants outstanding September 30, 2009	6,753,500	$0.75 - $6.05

The warrants issued during the nine months ended September 30, 2009 and the year ended December 31, 2008 were issued primarily in connection with the various subscription and debt agreements entered into by the Company as well as payments for services and accrued interest. The warrants outstanding as of September 30, 2009 have exercise terms of expiring on dates ranging from November 2009 through June 2015.

As of December 31, 2008, warrants to purchase a total of 5.3 million shares, with an estimated fair value of $1.8 million were recorded as a warrant derivative liability based on the Company’s evaluation of criteria under FASB guidance as codified in ASC 815-40, Derivatives and Hedging (previously EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock).  During the nine months ended September 30, 2009, warrants to purchase 5.8 million additional shares were reclassified from equity to derivative liability based on the evaluation under ASC 815-40.  In addition, on August 6, 2009, the shareholders voted to approve a proposal to increase the total number of authorized shares from 25 million to 100 million shares of common stock and the Company amended its articles of incorporation reflecting the increase.  Based on the revaluation of warrants in accordance with ASC 815-40, certain warrants previously classified as liabilities due to a lack of sufficient authorized shares outstanding were reclassified to equity at fair value on the date of the increase in authorized shares of common stock.  A total of 2.9 million warrants with a fair value of $2.2 million were reclassified from liability to additional paid in capital.

Effective January 1, 2009, upon the adoption of FASB ASC 815-40, the Company reclassified a total of 1.2 million outstanding warrants that were previously classified as equity to a derivative liability.  This reclassification was necessary as the Company determined that certain terms included in these warrant agreements provided for a possible future adjustment to the warrant exercise price, and accordingly, under the provisions of ASC 815-40, these warrants did not meet the criteria for being considered to be indexed to the Company’s stock.  As such, these warrants no longer qualified for the exception to derivative liability treatment provided for in ASC 815-10.  The estimated fair value of the warrants reclassified at January 1, 2009 pursuant to ASC 815-40 was determined to be $707 thousand.  The cumulative effect of the change in accounting for these warrants of $794 thousand was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009 based on the difference between the amounts recognized in the consolidated balance sheet before the initial adoption of ASC 815-40 and the amounts recognized in the consolidated balance sheet as a result of the initial application of ASC 815-40.  The amounts recognized in the consolidated balance sheet as a result of the initial application of ASC 815-40 on January 1, 2009 were determined based on the amounts that would have been recognized if ASC 815-40 had been applied from the issuance date of the warrants.

At September 30, 2009, warrants to purchase a total of 2.6 million shares, with an estimated fair value of $2.4 million, are included in liabilities in the accompanying balance sheet.  Based on the change in fair value of the warrant derivative liability, the Company recorded a non-cash loss of $1.8 million and $4.3 million for the three and nine months ended September 30, 2009, respectively.

The following weighted average assumptions were used to estimate the fair value information presented with respect to warrants issued during the nine months ended September 30, 2009 utilizing the Black-Scholes option pricing model:

Risk-free interest rate	2.31%
Average expected life (years)	1.68 – 4.31
Expected volatility	98%
Expected dividends	None

14. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

The Company adopted the fair value measurement and disclosure requirements of FASB guidance as codified in ASC 820 (previously SFAS No. 157, Fair Value Measurements) effective January 1, 2008 for financial assets and liabilities measured on a recurring basis.  ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  This standard applies in situations where other accounting pronouncements either permit or require fair value measurements.  ASC 820 does not require any new fair value measurements.

Fair value is defined in ASC 820 as the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Fair value measurements are to be considered from the perspective of a market participant that holds the assets or owes the liability.  ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At September 30, 2009, the Company had outstanding warrants to purchase common shares of its stock that are classified as warrant derivative liabilities with a fair value of $2.4 million.  The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them.

The table below sets forth a summary of changes in the fair value of the Company’s Level 3 assets and liabilities for the nine months ended September 30, 2009 (in thousands):

	December 31, 2008	Transfer into Level 3	Transfer from Level 3	Net realized losses included in earnings	September 30, 2009
Warrant derivative liability	$(1,762)	$(4,240)	$7,936	$(4,333)	$(2,399)

Losses included in earnings for the three and nine months ended September 30, 2009, are reported in other income/(expense) in the amount of $1.8 million and $4.3 million, respectively.

Fair Value of Other Financial Instruments

The carrying amounts of financial instruments such as cash or cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these financial instruments.  Notes receivable arrangements include a market rate of interest and their carrying values approximates fair value.  Convertible debentures and note payable arrangements are based on borrowing rates currently available to the Company for loans with similar terms and maturities, and are reported at their carrying values, which the Company believes approximates fair value.  Warrants classified as derivative liabilities are reported at their estimated fair market value, with changes in fair market value being reported in current period loss.

15. RELATED PARTY TRANSACTIONS

Convertible Debentures and Notes Payable

As of September 30, 2009 and December 31, 2008, the Company had convertible debentures and notes payable agreements issued to related parties with aggregate outstanding principal balances of $2.9 million and $2.5 million, respectively (See Note 8).

	September 30, 2009	December 31, 2008
Notes Payable:
Herbert Langsam	$600	$600
Catalysis Offshore	287	250
Catalysis Partners	600	250
Total Notes Payable	$1,487	$1,100

Convertible Debentures:
Ault Glazer Capital Partners	$1,425	$1,425

Notes Payable and Convertible Debentures	$2,912	$2,525

A Plus International, Inc.

During the nine months ended September 30, 2009 and 2008, the Company recognized cost of revenues of $1.3 million and $1.1 million, respectively, in connection with surgical sponges provided by A Plus International, Inc (“A Plus”).  At September 30, 2009 and December 31, 2008 the Company’s accounts payable included $1.4 million and $ 164 thousand, respectively, owed to A Plus in connection with purchases of surgical sponges.  Effective June 1, 2009, the terms of the Company’s agreement with A Plus relating to the supply of surgical sponges were clarified to provide that title to surgical sponges purchased, transferred to the Company upon receipt by A Plus at its Chino, California warehouse.  Wenchen Lin, a Director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

Health West Marketing Inc.

During the nine months ended September 30, 2009 and 2008 Health West Marketing Incorporated received payments for consulting services of $180 thousand in each of the respective periods, from A Plus.  William Adams the Company’s former Chief Executive Officer is the Chief Executive Officer and President of Health West Marketing Inc. and is a consultant to the Company.  The consulting arrangement between A Plus and Health West has been an ongoing agreement between the respective parties.  The Company has not recognized any income or expense on their financial statements relating to the agreement between Health West Marketing Incorporated and A Plus.

16.  COMMITMENTS AND CONTINGENCIES

Contingent Tax Liability

In the process of preparing the Company’s federal tax returns for prior years, the Company’s management found there had been errors in reporting income to the recipients and the respective taxing authorities, related to stock grants made to those certain employees and consultant recipients.   In addition, the Company determined that required tax withholding relating to these stock grants had not been made, reported or remitted, as required in fiscal years 2006 and 2007.  Due to the Company’s failure to properly report this income and withhold/remit required amounts, the Company may be held liable for the amounts that should have been withheld plus related penalties and interest.  The Company has estimated its contingent liability based on the estimated required federal and state withholding amounts, the employee and employer portion of social security taxes as well as the possible penalties and interest associated with the error.  Although the Company’s liability may ultimately be reduced if it can prove that the taxes due on this income were paid on a timely basis by some or all of the recipients, the estimated liability including estimated interest and penalties, accrued by the Company is based on the assumption that it will be liable for the entire amounts due to the uncertainty with respect to whether or not the recipients made such payments.

As the Company determined that it is probable that it will be held liable for the amounts owed, and as the amount could be reasonably estimated, an accrual for the estimated liability, which is included in accrued liabilities as of September 30, 2009 and December 31, 2008, is $722 thousand and $701 thousand, respectively.

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

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a new lawsuit (the “New Leve Lawsuit”) against the Company, Sunshine and four other defendants affiliated with Winstar. The New Leve Lawsuit attempts to collect a federal default judgment of $5 million entered against only two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against a number of additional entities who are not judgment debtors. Further, the New Leve Lawsuit attempts to enforce the plaintiffs default judgment against entities that were dismissed on the merits from the underlying action in which plaintiffs obtained their default judgment. On January 29, 2009, the Superior Court of California issued a preliminary ruling in the Company’s favor.  On August 5, 2009, the Superior Court of California, County of Los Angeles issued a Statement of Decision on the New Leve lawsuit finding for the Company on all claims.  On November 6, 2009, the plaintiffs filed a notice of appeal in the Superior Court of the State of California, County of Los Angeles Central District.

17. SUBSEQUENT EVENTS

Cardinal Health Supply Agreement.  The exclusive Supply Agreement with Cardinal Health, which acts as the main distributor of the Company’s surgical sponges used in the Safety-Sponge™ System in the United States,  terminated on November 14, 2009 in accordance with its terms. The Company is currently in discussions with Cardinal Health relating to the negotiation of a successor agreement.  The Company and Cardinal Health have orally agreed to continue under the terms of the terminated Supply Agreement while discussions continue. The Company is optimistic that it will enter into a successor agreement; however, if negotiations do not result in the execution of such an agreement with Cardinal Health, the absence of such an agreement could adversely impact the Company’s results of operations and have a material adverse effect on the Company's business and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the related notes thereto appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and related notes thereto and the description of our business appearing in the Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.”  Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.  In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under the caption “Risk Factors” in the Form 10-K.

Overview

Patient Safety Technologies, Inc. is a Delaware corporation whose operations are conducted through its wholly-owned operating subsidiary, SurgiCount Medical, Inc., a California corporation.  The use of the terms “we,” “us,” “our,” and “our company” and other similar terms in this quarterly report on Form 10-Q means Patient Safety Technologies, Inc. and its consolidated subsidiary, SurgiCount Medical, Inc. unless the context requires otherwise.

We focus on the development, marketing and sales of products and services in the medical patient safety markets.  Our Safety-SpongeTM System is a patented system of bar-coded surgical sponges, SurgiCounter™ scanners, and software applications integrated to form a comprehensive counting and documentation system.  This system is designed to reduce the number of retained surgical sponges unintentionally left inside of patients during surgical procedures by allowing faster and more accurate counting of surgical sponges.  We initially sell our SurgiCount Safety-SpongeTM System to hospitals and other institutions through our direct sales force, but rely on a distributor for the ongoing supply of our proprietary surgical sponge products, manufactured for us by an exclusive supplier, to hospitals and other institutions that have adopted our system.  Our business model consists of selling our unique surgical sponge products on a recurring basis to those hospitals and institutions that have adopted our SurgiCount Safety-SpongeTM System.

We recently launched the SurgiCount indemnification program, whereby hospitals using the Safety-Sponge™ System in conjunction with our proprietary data manager, “Citadel™,” are insured for up to $1 million per retained foreign object (“RFO”) event. We believe that this has the potential to increase interest in, and accelerate adoption of, our Safety-SpongeTM System. As hospitals continue to embrace our solution to RFO’s, we are actively expanding our sales and clinical presence in the marketplace to keep pace with our growing customer base.

Sources of Revenues and Expenses

Revenues

Surgical Sponge Revenues.  We generate revenues primarily from the sale of our Safety-Sponge™ sponges to our exclusive distributor, who then sells directly to and through sub-distributors to hospitals and other institutions that have adopted our SurgiCount Safety-SpongeTM System.  We expect hospitals and institutions that adopt our Safety-Sponge™ System to commit to its use and thus provide a recurring source of revenues from ongoing sales of supplies. We recognize revenues from the sale of surgical sponges in accordance with Staff Accounting Bulletin 104.  Because most of our surgical sponges sales are to our distributor FOB shipping point, this means we generally recognize revenues upon shipment to our distributor.

Hardware, Software and Maintenance Agreement Revenues.  We also generate revenues from the sale of related hardware and software to such hospitals and institutions.  The sale of our SurgiCount Safety-SpongeTM System includes hardware (the SurgiCounter™ scanners), our proprietary software and an initial one-year maintenance agreement (which may be renewed).  All of these items are considered to be separate deliverables within a multiple-element arrangement and, accordingly, we allocate the total price of this arrangement among each respective deliverable, and recognize revenue as each element is delivered.  For the hardware and software elements of our SurgiCount Safety-SpongeTM System, we recognize revenues on delivery, which is the time of shipment (if terms are FOB shipping point) or upon receipt by the customer (if terms are FOB destination).  Delivery with respect to our initial one-year maintenance agreements is considered to occur on a monthly basis over the term of the one-year period; we recognize revenues related to this element on a pro-rata basis during this period.  Because of the change in our business model discussed below under “Factors Affecting Future Results,” we do not expect for these sales to represent a significant portion of our revenues going forward.

Cost of revenues

Our cost of revenues consists of direct product costs of our sponges from our contract manufacturers and a reserve expense for obsolete and slow moving inventory.  We also include the travel and salary expenses relating to the software upgrades performed on our scanners under maintenance agreements in cost of revenues.  In addition, when we provide (rather than sell) scanners to hospitals and institutions, we include the depreciation expense in cost of revenues over the life of the hardware, estimated to be three years.  However, when we sell the scanners to hospitals and institutions, our costs of revenues includes the full product cost when shipped.

Research and development expenses

Our research and development expenses consist of costs associated with the design, development, testing and enhancement of our products.  We also include salaries and related employee benefits, research-related overhead expenses and fees paid to external service providers in our research and development expenses.

Sales and marketing expenses

Our sales and marketing expenses consist primarily of salaries and related employee benefits, sales commissions and support cost, professional service fees, travel, education, trade show and marketing costs.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and related employee benefits, professional service fees, legal costs, expenses related to being a public entity, depreciation and amortization expense.

Total other income (expense)

Our total other income (expense) primarily reflects changes in the fair value of warrants classified as derivative liabilities.  Under applicable accounting rules (discussed below under “Critical Accounting Policies—Warrant Derivative Liability”), we are required to make estimates of the fair value of our warrants each quarter, and “mark to market.”  As a result, changes in our stock price from period to period result in other income (when our stock price decreases) or other expense (when our stock price increases) on our income statement.  We also record realized gain (loss) on assets held for sale and unrealized loss on assets held for sale in total other income (expense).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements.  Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates.  For additional information relating to these and other accounting policies, see Note 3 to our consolidated financial statements, appearing in Item 1 of this quarterly report on Form 10-Q.

Warrant Derivative Liability

We account for warrants issued in connection with financing arrangements in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40 Derivatives and Hedging – Contracts in Entity’s Own Equity (which covers former Emerging Issues Task Fork (“EITF”) Issue No 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s own Stock and the former EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock).  In applying ASC Topic 815-40, we must estimate the fair value of warrants classified as derivative liabilities.  Although we use the Black-Scholes option pricing model to estimate such fair value, this model requires the use of numerous assumptions, including, among others, the expected life (turnover), volatility of the underlying equity security, a risk free interest rate and expected dividends. The use of different assumptions by management in the Black Scholes option pricing model could produce substantially different results.  Because we record changes in the fair value of warrants classified as derivative liabilities in total other income (expense), materially different results could have a material effect on our results of operations.

Goodwill

Our goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of SurgiCount Medical, Inc. acquired in February 2005. We review goodwill for impairment at least annually in the fourth quarter, as well as whenever events or changes in circumstances indicate its carrying value may not be recoverable in accordance with ASC Topic 350-10 (previously Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets).  ASC Topic 350-10 requires that a two-step impairment test be performed on goodwill. In the first step, we will compare the fair value to its carrying value.  If the fair value exceeds the carrying value, goodwill will not be considered impaired and we are not required to perform further testing.  If the carrying value exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill and record an impairment loss equal to the difference. Determining the implied fair value involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. To the extent additional events or changes in circumstances occur, we may conclude that a non-cash goodwill impairment charge against earnings is required, which could have an adverse effect on our financial position and results of operations.

Stock-Based Compensation

We recognize compensation expense, under the provisions of ASC Topic 505-50 (previously SFAS No. 123 (R), Share-Based Payment). As a result, we recognize compensation expense in an amount equal to the estimated fair value of each option grant, non-vested stock award and shares issued under the employee stock purchase plan over the estimated period of service and vesting.  This estimation of the fair value of each stock-based grant or issuance on the date of grant involves numerous assumptions by management. Although we calculate the fair value under the Black Scholes option pricing model, which is a standard option pricing model, this model still requires the use of numerous assumptions, including, among others, the expected life (turnover), volatility of the underlying equity security, a risk free interest rate and expected dividends. The model and assumptions also attempt to account for changing employee behavior as the stock price changes and capture the observed pattern of increasing rates of exercise as the stock price increases.  The use of different assumptions other than those used by management in the Black Scholes option pricing model could produce substantially different results.

Impairment of Long-Lived Assets and Identifiable Intangible Assets

We evaluate long-lived assets and identifiable intangible assets with finite useful lives under the provisions of ASC Topic 360-10 (previously SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), and accordingly, management reviews our long-lived assets and identifiable intangible assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Considerable judgment is necessary to estimate the fair value of the assets and accordingly, actual results could vary significantly from such estimates. Our most significant estimates and judgments relating to the long-lived asset impairments include the timing and amount of projected future cash flows.

Accounting for Income Taxes

Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. Future tax benefits are subject to a valuation allowance when management is unable to conclude that our deferred tax assets will more likely than not be realized from the results of operations. Our estimate for the valuation allowance for deferred tax assets requires management to make significant estimates and judgments about projected future operating results. If actual results differ from these projections or if management’s expectations of future results change, it may be necessary to adjust the valuation allowance.

Effective January 1, 2007, we began to measure and record uncertain tax positions in accordance with ASC Topic 740-10 (previously FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109). ASC Topic 740-10 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Only tax positions meeting the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. ASC Topic 740-10 also provides guidance on accounting for de-recognition, interest and penalties, and classification and disclosure of matters related to uncertainty in income taxes. Accounting for uncertainties in income tax positions under ASC Topic 740-10 involves significant judgments by management.  If actual results differ from these judgments, it may be necessary to adjust the provision for income taxes.

Recent Accounting Pronouncements

On July 1, 2009, the FASB released the FASB Accounting Standards Codification,™ sometimes referred to as the “Codification” or “ASC.”  For us, this means that instead of following the rules in a particular SFAS or FIN, we now following the guidance in the corresponding ASC Topic.  In other words, instead of applying SFAS No. 133, Accounting for Derivatives and Hedging Activities, we will now follow the guidance in Topic 815, Derivatives and Hedging.  The Codification does not change how we account for our transactions or the nature of related disclosures made. However, when referring to guidance issued by the FASB, we now refer to topics in the ASC rather than SFAS or FIN.  The above change was made effective by the FASB for periods ending on or after September 15, 2009 and accordingly, we have updated references in this quarterly report on Form 10-Q to reflect the Codification Topics as applicable.

For additional discussion regarding this, and other accounting pronouncements, see Note 3 to our consolidated financial statements, appearing in Item 1 of this quarterly report on Form 10-Q.

Internal Control Over Financial Reporting

In connection with the audit for the year ended December 31, 2008, our independent registered public accounting firm identified significant deficiencies in our internal control over financial reporting that are material weaknesses.  These material weaknesses included an ineffective general control environment, an ineffective risk assessment processes, and ineffective internal control policies and procedures relating to equity transactions and share-based payments, the proper reporting of income and accounting for payroll taxes, and the integrity of spreadsheets and other “off system” work papers used in the financial reporting process.

To address the weaknesses identified in our general control environment, our board of directors hired a new Chief Executive Officer and restructured the board to include two directors who meet the requirements of an audit committee financial expert and have significant corporate governance experience, both of whom are independent directors. To address the weaknesses identified relating to equity transactions, we implemented a software program specifically designed to track and account for share-based payments and equity transactions.  In addition, we engaged an internal control specialist to design and help implement effective risk assessment processes.

For information regarding our evaluation of the effectiveness of our disclosure controls and procedures as well as any changes in our internal control over financial reporting, see Item 4T “Controls and Procedures” of this quarterly report on Form 10-Q.

Factors Affecting Future Results

Cardinal Health Supply Agreement.  Our exclusive Supply Agreement with Cardinal Health, which acts as the main distributor of our surgical sponges used in our Safety-Sponge™ System in the United States,  terminated on November 14, 2009 in accordance with its terms. As we  are currently in discussions with Cardinal Health relating to the negotiation of a successor agreement, we and Cardinal Health have orally agreed to continue under the terms of our terminated Supply Agreement while discussions continue. We are optimistic that we will enter into a successor agreement; however,  if our negotiations do not result in our executing such an agreement with Cardinal Health, the absence of such an agreement could adversely impact our results of operations and have a material adverse effect on our business and financial condition.

Effect of Stocking Sales and Backlog on Revenues.  Our revenues reflect primarily the sale of surgical sponges to our main distributor.  Because we recognize revenues when we ship product, the timing of orders by our main distributor and the management of its inventory may affect the comparability of revenues between periods. Additionally, because we primarily recognize revenues when we ship our products to our main distributor, to the extent there is a backlog in receipt of products from our exclusive supplier of our surgical sponges, we may not always be able to recognize revenues in the same period in which a product order is received. In addition, our main distributor may be required to sell down its inventory more than it anticipated, which could result in a larger than normal product order.   Thus, certain changes in our revenues between periods are not necessarily reflective of hospital or institutional demand for our surgical sponge products.

Reduction in Hardware Sales – Effect on Revenues and Cost of Revenues.  Prior to the third quarter of 2009, our business model included the sale of our SurgiCounter™ scanners and related software used in our SurgiCount Safety-SpongeTM System to most hospitals and institutions that adopted our system.  Beginning with the third quarter of 2009, we modified our business model and began to provide our SurgiCounter™ scanners and related software to certain hospitals and institutions at no cost to certain customers when they adopt our SurgiCount Safety-SpongeTM System.  Because we now engage only in limited SurgiCounter™ scanner sales, we do not expect such sales to continue to represent sizable revenues.  Notably, in the third quarter of 2009, Safety-SpongeTM sales accounted for 99% of our revenues, and sales of hardware accounted for 1%, compared to 83% and 8% for the same period in 2008, respectively.  In addition to the effect on our revenues, this change in our business model also affected our costs of revenues because rather than recognizing the full product cost for all SurgiCounter™ scanners at the time of shipment in our cost of revenues, we now recognize only the depreciation expense for those SurgiCounter™ scanners that we have provided to certain hospitals and institutions at cost.  This business model change is expected to lead to a significant improvement in our gross margin based on the shift in product mix resulting in a significantly higher percentage of surgical sponge sales which are sold at a higher margin than our SurgiCounter™ scanners included in our costs of revenues.

Results of Operations

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenues

We had revenues of $978 thousand for the three months ended September 30, 2009, an increase of 11% compared to $880 thousand for the same period in 2008.  In the three months ended September 30, 2009, Safety-SpongeTM sales accounted for 99% of revenues, and sales of hardware accounted for 1%, compared to 83% and 8% for the same period in 2008, respectively.  The primary reason for the increase in revenues was an increase in Safety-SpongeTM sales as more hospital systems select and implement our system to reduce the number of retained sponges in surgeries.  This growth more than offset the decline in revenues from scanner sales as a result of the shift in our business model.

Cost of revenues

Cost of revenues decreased by $78 thousand or 13%, to $540 thousand for the three months ended September 30, 2009 from $622 thousand for the same period in 2008.  The primary reason for the decrease is the change in our business model with respect to the provision of our SurgiCounter™ scanners, which resulted in approximately $144 thousand of cost now being depreciated and recognized over the life of the hardware. This change in business model more than offset other increases in cost of revenues during the quarter.

Gross profit

We had gross profit of $438 thousand for the three months ended September 30, 2009, an increase of $180 thousand, or 69%, compared to $258 thousand in the same period in 2008.  The primary reason for the increase in gross profit during the third quarter of 2009 was the higher revenue growth achieved combined with the shift in product mix resulting in a significantly higher percentage of surgical sponge sales, which are sold at a higher margin than our SurgiCounter™ scanners.  We had gross margin of 44% for the three months ended September 30, 2009, compared to 29% for the same period in 2008, which improvement is attributable to our change in business model.

Operating expenses

We had total operating expenses of $1.9 million for the three months ended September 30, 2009, an increase of $229 thousand, or 13%, compared to $1.7 million in the same period in 2008.  The primary reason for the increase in operating expenses was the significant increase in our general and administrative expenses, which reflected increased costs associated with being a public company, the reclassification of the warrant costs from additional paid in capital offset by a decrease in personnel costs, which more than offset the decreases in our research and development expenses and sales and marketing expenses.

Research and development expenses

We had research and development expenses of $69 thousand for the three months ended September 30, 2009, a decrease of $18 thousand, or 21%, compared to $87 thousand in the same period in 2008.  The primary reason for the decrease in research and development expenses was a decrease in personnel and associated compensation costs.

Sales and marketing expenses

We had sales and marketing expenses of $610 thousand for the three months ended September 30, 2009, a decrease of $52 thousand, or 8%, compared to $662 thousand in the same period in 2008.  The primary reason for the decrease in sales and marketing expenses was decrease in personnel and associated compensation costs.

General and administrative expenses

We had general and administrative expenses of $1.3 million for the three months ended September 30, 2009, an increase of $300 thousand, or 31%, compared to $958 thousand in the same period in 2008.    The primary reason for the increase is a reclass of the warrant costs from additional paid in capital offset by a decrease in personnel costs.

Total other income (expense)

We had total other expense of $1.9 million for the three months ended September 30, 2009, compared to total other income of $1.6 million in the same period in 2008.  The primary reason for the change was a significant increase in the fair value of our warrant derivative liability, which resulted in expense of $1.8 million in the three months ended September 30, 2009, compared to income of $1.7 million in the same period in 2008.  This liability, and the related expense, increases and decreases as a direct result of fluctuations in the price of our common stock, which trades on the over the counter market.

Net income (loss)

For the foregoing reasons, we had a net loss of $3.4 million for the three months ended September 30, 2009 compared to net income of $205 thousand for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenues

We had revenues of $2.9 million for the nine months ended September 30, 2009, an increase of 52% compared to $1.9 million for the same period in 2008.  In the nine months ended September 30, 2009, Safety-SpongeTM sales accounted for 88% of revenues, and sales of hardware accounted for 7% compared to 83% and 8% for the same period in 2008, respectively.  The primary reason for the increase in revenues was an increase in Safety-SpongeTM sales as more hospital systems select and implement our system to reduce the number of retained sponges in surgeries

Cost of revenues

Cost of revenues increased by $366 thousand, or 27%, to $1.7 million for the nine months ended September 30, 2009 from $1.3 million for the same period in 2008.  This increase is primarily attributable to higher volume of Safety-SpongeTM sales and an allowance for slow moving inventory, which was only partially offset by the change in our business model with respect to the provision of our SurgiCounter™ scanners.

Gross profit

We had gross profit of $1.2 million for the nine months ended September 30, 2009, an increase of $639 thousand, or 108%, compared to $595 thousand in the same period in 2008.  The primary reason for the increase in gross profit was that we experienced both revenue growth due to increased sales of our Safety- SpongeTM System, combined with the shift in product mix resulting in a higher percentage of surgical sponge sales, which are sold at a higher margin than our SurgiCounter™ scanners.

We had gross margin of 42% for the nine months ended September 30, 2009, compared to 31% for the same period in 2008.  The improvement in our gross margin is primarily attributable to our change in business model and its effects on our cost of revenues.

Operating expenses

We had total operating expense of $7.2 million for the nine months ended September 30, 2009, an increase of $1.6 million, or 28%, compared to $5.6 million in the same period in 2008.  The primary reasons for the increase in operating expenses was $1.3 million cost in satisfaction of contractual obligations under warrants with trigger events, and, to a lesser extent, increased costs associated with being a public company.

Research and development expenses

We had research and development expenses of $268 thousand for the nine months ended September 30, 2009, an increase of $100 thousand, or 60%, compared to $168 thousand in the same period in 2008.  The primary reason for the increase in research and development expenses was an increase in software development costs associated with our system hardware.

Sales and marketing expenses

Our sales and marketing expenses were flat at $1.8 million for the nine months ended September 30, 2009, and for the same period in 2008.  The primary reason these sales and marketing expenses were relatively flat was that we had a decrease in personnel and related salary and benefit expense offset by an increase in hospital placements compared to the 2008 period, as well as the associated consulting and travel expenses.

General and administrative expenses

We had general and administrative expenses of $5.2 million for the nine months ended September 30, 2009, an increase of $1.5 million, or 41%, compared to $3.7 million in the same period in 2008.  The primary reason for the increase in general and administrative expenses was the $1.3 million cost of non-dilutive warrants issued on January 2, 2009 in satisfaction of contractual obligations under warrants with trigger events.

Total other income (expense), net

We had total other expense of $4.8 million for the nine months ended September 30, 2009, compared to total other income of $1.2 million in the same period in 2008.  The primary reason for the change was a significant increase in the fair value of our warrant derivative liability, which resulted in expense of $4.3 million in the nine months ended September 30, 2009 compared to income of $1.5 million in the same period in 2008.  This liability, and the related expense, increases and decreases as a direct result of fluctuations in the price of our common stock, which trades on the over the counter market.

Net loss

For the foregoing reasons, we had a net loss of $10.9 million for the nine months ended September 30, 2009 compared to $3.8 million for the nine months ended September 30, 2008.

Financial Condition, Liquidity and Capital Resources

We had cash and cash equivalents of $779 thousand at September 30, 2009 compared to $296 thousand at December 31, 2008, and total current liabilities of $7.6 million at September 30, 2009 compared to $6.8 million at December 31, 2008. As of September 30, 2009 we had a working capital deficit of approximately $5.7 million, of which $2.4 million is associated with our warrant derivative liability.

Our principal sources of cash have included the issuance of equity and debt securities. We expect that, as our revenues grow, our operating expenses will continue to grow and, as a result, we will need to generate significant additional net revenues to achieve profitability.  We do not believe that our current cash and cash equivalents will be adequate to fund our projected operating requirements for the next 12 months.  Although we engaged in a financing transaction in July 2009 that resulted in the receipt of approximately $1.5 million in cash and in $195 thousand in September 2009, and successfully extended the maturity of certain notes to December 31, 2009 (see “—Description of Indebtedness” below), we must still obtain additional financing and achieve profitable operations in order to repay our existing short-term and long-term debt and to provide a sufficient source of operating capital.  If we are unable to obtain this additional financing, the absence of capital will have a material adverse impact on our business and operations by year-end 2009.

Operating activities

We used $3.1 million of cash for operating activities in the nine months ended September 30, 2009.  Changes in our working capital requirements provided $553 thousand of cash during the nine months ended September 30, 2009, primarily due to an increase in accounts payable.

We used $3.0 million of cash for operating activities in the nine months ended September 30, 2008. Changes in our working capital requirements used $222 thousand of cash during the nine months ended September 30, 2008.

Investing activities

We used net cash of $89 thousand in investing activities for the nine months ended September 30, 2009, primarily for the purchase of scanners and related hardware provided to our customers as part of the sale of our Safety SpongeTM System.

We used net cash of $93 thousand in investing activities for the nine months ended September 30, 2008, primarily consisting of capitalized costs of $319 thousand, of which $251 thousand related to the ongoing development of purchased software related to our Safety-Sponge™ System, offset by the sale of our undeveloped land in Alabama for $226 thousand.

Financing activities

We generated net cash of $3.6 million from financing activities during the nine months ended September 30, 2009, primarily from net proceeds from the July and September 2009 sales of stock and warrants in exchange for warrants and the January 2009 issuance of $2.0 million in debt.

We generated $3.8 million of cash from financing activities during the nine months ended September 30, 2008, primarily from net proceeds of $3.9 million from the issuance of common stock and warrants and $500 thousand from short-term debt financings, offset by the repayment of a promissory note of $551 thousand and the payment of preferred dividends of $57 thousand.

Description of Indebtedness

At September 30, 2009 we had outstanding promissory notes in the aggregate principal amount of $3.1 million and convertible debt instruments in the amount of $1.5 million as detailed below.

Senior Secured Convertible Notes

On January 29, 2009, we entered into a Senior Secured Note and Warrant Purchase Agreement pursuant to which we sold $2.6 million of Senior Secured Convertible Promissory Notes and warrants to purchase 1.5 million shares of our common stock at $1.00 per share to several accredited investors.  These investors paid $2.0 million in cash and converted $550 thousand of existing debt and accrued interest into the new Senior Secured Convertible Promissory Notes.  The Senior Secured Convertible Promissory Notes accrue interest at a rate of 10% per annum and unless earlier converted into equity, mature on January 29, 2011.  The warrants expire on January 29, 2014.

During the three and nine month periods ended September 30, 2009, we incurred interest expense of $84 thousand and $238 thousand, respectively, on these notes.  At September 30, 2009, accrued interest on these notes totaled $64 thousand.  Because we capitalize interest that is not paid in the quarter, $115 thousand has been added to the principle balance as of September 30, 2009.

Langsam Notes

On May 1, 2006, we executed a $500 thousand Secured Promissory Note (the “Langsam Note”) due November 1, 2006 payable to the Herbert Langsam Irrevocable Trust.  Herbert Langsam is a Director of our company.  The Langsam Note accrues interest at the rate of 12% per annum, although from November 1, 2006 through December 2008, the Langsam Note accrued interest at rate of 16% per annum as we were in default.  In December 2008, Mr. Langsam agreed to extend maturity of the Langsam Note to June 30, 2009, and then in August 2009, agreed to further extend maturity of this note to December 31, 2009.  We also entered into a Security Agreement on May 1, 2006, granting the Herbert Langsam Irrevocable Trust a security interest in all of our assets as collateral for the satisfaction and performance of our obligations pursuant to the Langsam Note.

On November 13, 2006, we executed an additional $100 thousand Secured Promissory Note (the “Second Langsam Note”) due May 13, 2007 payable to the Herbert Langsam Irrevocable Trust. The Second Langsam Note accrues interest at the rate of 12% per annum, although from May 13, 2007 through December 2008, the Second Langsam Note accrued interest at rate of 16% per annum as we were in default.  In December 2008, Mr. Langsam agreed to extend maturity of the Second Langsam Note to June 30, 2009, and then in August 2009, agreed to further extend maturity of this note to December 31, 2009.  As additional consideration for entering into the Second Langsam Note, we granted Mr. Langsam warrants to purchase 50 thousand shares of our common stock at an exercise price of $1.25 per share.  These warrants were exchanged in the first warrant exchange transaction that closed July 21, 2009 (see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds” of this quarterly report on Form 10-Q).  On November 13, 2006, we also entered into a Security Agreement granting the Herbert Langsam Irrevocable Trust a security interest in all of our assets as collateral for the satisfaction and performance of our obligations pursuant to the Second Langsam Note.

On December 29, 2008, in connection with his agreement to extend the maturity dates of both the Langsam Note and Second Langsam Note to June 30, 2009, we granted Mr. Langsam 25 thousand shares of our common stock.  On August 13, 2009, in connection with the further extension of the maturity date of both notes from June 30, 2009 to December 31, 2009, we agreed to grant Mr. Langsam an additional 25 thousand shares of our common stock, which shares were issued in the fourth quarter 2009.

During the three and nine months ended September 30, 2009, we incurred interest expense of $18 thousand and $54 thousand, respectively, on these notes.  At September 30, 2009 and December 31, 2008, accrued interest on these notes totaled $185 thousand.

Spiegel Discount Convertible Debenture

On October 27, 2008 we entered into a Discount Convertible Debenture with David Spiegel in the principal amount of $65 thousand at a 9% (or $15 thousand) original issue discount with a maturity date of October 27, 2011.  This debenture is convertible at any time, in whole or in part, into our common stock at a conversion price of $1.50 per common share at the option of the holder.

During the three and nine months ended September 30, 2009, we incurred interest expense and amortization of the debt discount of $1 thousand and $3 thousand, respectively, on this debenture.  At September 30, 2009 and December 31, 2008, accrued interest on this debenture totaled $1 thousand and $4 thousand, respectively.

AG Capital Partners

On September 5, 2008, we entered into an agreement with Ault Glazer Partners LLC (“AG Capital Partners”) to modify the terms of our then outstanding $2.5 million Convertible Secured Promissory Note effective as of June 1, 2007 payable to AG Capital Partners (the “AG Capital Note”).  The AG Capital Note, which was to have matured December 31, 2010, bore interest at a rate of 7% per annum, was convertible into shares of our common stock at $2.50 per share in certain circumstances, and was secured by all of our assets.  As amended, we agreed to pay AG Capital Partners $450 thousand in cash and, contingent upon satisfaction of certain conditions by AG Capital Partners, convert the remaining balance of the note into 1.3 million shares of our common stock.  Notably, AG Capital Partners is required to transfer certain leases from our name into its name.  Following the amendment, on September 12, 2008, we agreed to issue shares of common stock in advance of conversion of the AG Capital Note.  As of the date of this quarterly report on Form 10-Q, we have paid AG Capital Partners the $450 thousand cash as agreed, and issued an aggregate 800 thousand shares of our common stock to AG Capital Partners in settlement in advance of conversion.  AG Capital Partners has not yet satisfied the conditions of the amendment and the issuance of the remaining shares of our common stock to AG Capital Partners remains contingent upon its satisfaction of the conditions of the amendment.  In light of the settlement agreement, we are no longer incurring interest expense on the AG Capital Note.

AG Capital Partners is controlled by Milton “Todd” Ault III, our former Chairman and Chief Executive Officer, and Louis Glazer, a Director of our company, both of whom currently have a significant beneficial ownership interest in our common and preferred stock.

Related Party Transactions

Herbert Langsam is a member of our Board of Directors.  As described above under “—Description of Indebtedness—Langsam Notes,” Mr. Langsam has provided financing to our company in exchange for equity and interest payments and a security interest in our assets.

AG Capital Partners is controlled by Milton “Todd” Ault III, our former Chairman and Chief Executive Officer, and Louis Glazer.  Louis Glazer is a member of our Board of Directors. Both Mr. Ault and Mr. Glazer currently have a significant beneficial ownership interest in our common and preferred stock.  .

Catalysis Offshore Ltd and Catalysis Partners, LLC (collectively, “Catalysis”) participated in the Senior Secured Note Offering described above under “Description of Indebtedness—Senior Secured Note Offering,” and hold notes with an aggregate principal amount of $865 thousand as at September 30, 2009.  John Francis, a member of our Board of Directors, is President of Francis Capital Management, LLC, which is the managing partner of Catalysis.

We have an exclusive supply agreement for our surgical sponges with A Plus International, Inc. Wenchen Lin, a member of our Board of Directors, is a founder and significant beneficial owner of A Plus.  During the three and nine months ended September 30, 2009, our cost of revenue includes $490 thousand and $1.3 million, respectively, in connection with our this supply arrangement, and our accounts payable included $1.4 million  and $164 thousand at September 30, 2009 and December 31, 2008, respectively, payable to A Plus under this supply agreement.  During the quarter the Company purchased $455 thousand from A Plus International.

For additional information relating to these and other related party transactions, see Note 15 to our consolidated financial statements appearing in Item 1 of this quarterly report on Form 10-Q.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of September 30, 2009, other than our office lease and employment agreements with key executive officers, we had no material commitments other than the liabilities reflected in our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations a-d; therefore are not required to provide the information requested by this item.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and interim chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon that evaluation, our chief executive officer and interim chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level discussed above.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be presented or detected on a timely basis.  Although we believe we have our previously identified material weaknesses, complete testing of the controls implemented had not yet been completed as of September 30, 2009.  We expect to have fully tested the implemented controls by December 31, 2009 for the following material weaknesses:

1.  Our General Control Environment was ineffective due to the following identified weaknesses:

a. We had not established an adequate tone at the top by management and the board of directors concerning the importance of, and commitment to, internal controls and generally accepted business practices.   To correct this weakness, we hired a new Chief Executive Officer, restructured the board of directors to include two additional independent directors and established an audit committee that includes a financial expert and a corporate governance expert.

b. We had not designed and implemented policies and procedures to ensure effective oversight by our board of directors and consistent operation by the board of directors in accordance with committee charters.   To correct this weakness, we implemented policies and procedures to ensure effective oversight by our board of directors and established committees in accordance with their charters.

c. We had not designed and implemented policies and procedures to ensure effective monitoring by management of financial and operational activities and to measure actual results against expected results and planned objectives.  To correct this weakness, we implemented policies and procedures to ensure effective monitoring by management of financial and operations activities, established budgets and now measure actual results against expected results and planned objectives.

2. We had not designed and implemented policies and procedures to ensure effective risk assessment processes by management and the board of directors designed to identify and mitigate internal and external risks that could impact our ability to achieve our objectives.  To correct this weakness, we engaged an internal control specialist to design and help to implement effective risk assessment processes.

3. We had not designed and implemented effective internal control policies and procedures relating to equity transactions and share-based payments.  To correct these deficiencies we implemented policies and procedures to formalize procedures relating to transactions of this nature and ensure that such transactions are entered into and issued in accordance with board of director approvals.  Further, we implemented a software program specifically designed to track and account for share-based payments.  We are in the process of testing this control.

4. We had not designed and implemented effective internal control policies and procedures to ensure the proper reporting of income and accounting for payroll taxes related to certain stock grants to employees and consultants. This weakness resulted in the need for a restatement of previously issued financial statements due to the correction of an error for the cumulative effect of the understatement of payroll taxes and the related accrued liability for stock awards issued in 2005 and 2006, as of the beginning of the year ended December 31, 2007, and for the effect of the understatement in these accounts for the year ended December 31, 2007.  We had not fully resolved this issue with the taxing authorities as of September 30, 2009,  To correct these deficiencies we designed and implemented policies and procedures to ensure that all reporting obligations and required withholdings related to stock grants to employees and consultants are processed and reported on a timely basis.

5. We had not designed and implemented effective internal control policies and procedures to provide reasonable assurance regarding the accuracy and integrity of spreadsheets and other “off system” work papers used in the financial reporting process.  To correct this weakness, we implemented internal control policies and procedures to provide reasonable assurance that “off system” work papers and spreadsheets are accurate.  We are in the process of testing this control.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

See also the discussion regarding our internal control over financial reporting included in Item 2 of this quarterly report on Form 10-Q under “Management’s Discussion and Analysis of Results of Operations—Internal Control Over Financial Reporting.”

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit (the “Leve Lawsuit”) against us, Sunshine Wireless, LLC ("Sunshine"), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). On February 25, 2003, the case against us and Sunshine was dismissed, however, on October 19, 2004, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. exercised their right to appeal.  The initial lawsuit alleged that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiff's radio production and distribution business.  The complaint further alleged that we and Sunshine joined the alleged conspiracy. On June 1, 2005, the United States Court of Appeals for the Second Circuit affirmed the February 25, 2003 judgment of the district court dismissing the claims against us.

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a new lawsuit (the “New Leve Lawsuit”) against us, Sunshine and four other defendants affiliated with Winstar. The New Leve Lawsuit attempts to collect a federal default judgment of $5 million entered against only two entities, i.e., Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against a number of additional entities who are not judgment debtors. Further, the New Leve Lawsuit attempts to enforce the plaintiffs default judgment against entities that were dismissed on the merits from the underlying action in which plaintiffs obtained their default judgment. On January 29, 2009, the Superior Court of California issued a preliminary ruling in our favor.  On August 5, 2009, the Superior Court of California, County of Los Angeles issued a Statement of Decision on the New Leve lawsuit finding for us on all claims.  On November 6, 2009, the plaintiffs filed a notice of appeal in the Superior Court of the State of California, County of Los Angeles Central District.

Item 1A. Risk Factors

Intentionally omitted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 29, 2009, we issued an aggregate 5.4 million shares of our common stock in the first closing of a private placement to accredited investors who were holders of warrants to purchase shares of our common stock.  Warrant holders could tender their warrants for shares of our common stock pursuant to the Exchange Agreement dated as of July 29, 2009 (the “Exchange Agreement”) or acquire additional shares of our common stock at a price per share of $0.86 pursuant to the Purchase Agreement dated as of July 29, 2009 (the “Purchase Agreement”) in exchange for their warrants for shares of our common stock and cash.

Holders not making a cash investment tendered warrants to purchase an aggregate 1.6 million shares of our common stock in exchange for an aggregate 597 thousand shares of our common stock pursuant to the Exchange Agreement. Holders who elected to make a cash investment tendered warrants to purchase an aggregate 4.8 million shares of our common stock and an aggregate $1.5 million in cash, and received an aggregate 4.8 million shares of our common stock pursuant to the Purchase Agreement.

On September 18, 2009, we issued an aggregate 587 thousand shares of our common stock in the second and final closing of a private placement to accredited investors who were holders of warrants to purchase shares of our common stock.  Warrant holders could tender their warrants for shares of our common stock pursuant to the Exchange Agreement or acquire additional shares of our common stock at a price per share of $0.86 pursuant to the Purchase Agreement in exchange for their warrants to purchase our common stock and cash.

Holders not making a cash investment tendered warrants to purchase an aggregate 59 thousand shares of our common stock in exchange for an aggregate 20 thousand shares of our common stock pursuant to the Exchange Agreement. Holders who elected to make a cash investment tendered warrants to purchase an aggregate 567 thousand shares of our common stock and an aggregate $195 thousand in cash, and received an aggregate 567 thousand shares of our common stock pursuant to the Purchase Agreement.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on August 6, 2009 in Los Angeles, California.  Five matters were submitted to a vote of our stockholders: (i) the election of three Class I Directors to hold office for a term expiring in 2010, the election of two Class II Directors to hold office for a term expiring in 2011 (one of whom was elected by preferred stockholders voting as a separate class) and the election of two Class III Directors to hold office for a term expiring in 2012 (one of whom was elected by preferred stockholders voting as a separate class), the term in each case subject to the approval of (v) below; (ii) the ratification of the appointment of Squar, Milner, Peterson, Miranda & Williamson, L.L.P. as our independent registered public accounting firm for the fiscal year ending December 31, 2009, (iii) the approval of the amendment and restatement of our certificate of incorporation to increase the authorized number of shares of common stock from 25 million  to 100 million, (iv) the approval of the Patient Safety Technologies, Inc. 2009 Stock Option Plan and (v) the approval of an amendment to our certificate of incorporation to provide for the annual election of all directors.

At the Annual Meeting, the following individuals were elected to the Board of Directors, upon the following vote:

	Votes For	Votes Against	Votes Abstained
Steven H. Kane	9,459,292	1,992,854	3,292
John P. Francis	11,427,778	24,368	3,292
Howard E. Chase	10,640,408	811,738	3,292
Herbert Langsam*	8,150	0	2,350
Wenchen Lin	9,146,002	2,306,144	3,292
Louis Glazer, M.D., Ph.G.*	8,150	0	2,350
Loren L. McFarland	10,604,858	811,288	3,292

* Elected by preferred stockholders voting as a separate class

Because of the passage of the amendment to our certificate of incorporation (as described below), each of these Directors will serve until our next annual meeting of stockholders.

11,447,337 votes were cast in favor of the ratification of the appointment of Squar, Milner, Peterson, Miranda & Williamson, L.L.P. as our independent registered public accounting firm for the fiscal year ending December 31, 2009, 312 votes were cast against ratification and 7,7900 votes abstained.

10,574,895 votes were cast in favor of the amendment and restatement of our certificate of incorporation to increase the authorized number of shares of common stock from 25,000,000 to 100,000,000, 871,867 votes were cast against amendment and restatement and 8,672 votes abstained.

2,312,007 votes were cast in favor of the Patient Safety Technologies, Inc. 2009 Stock Option Plan, 1,654,171 votes were cast against and 641,929 votes abstained.

11,434,954 votes were cast in favor of the amendment of our certificate of incorporation to provide for the annual election of all directors, 17,282 votes were cast against amendment and 3,202 votes abstained.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on July 13, 2009)

10.1	Exchange Agreement dated as of July 29, 2009 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2009)

10.2	Purchase Agreement dated as of July 29, 2009 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 3, 2009)

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PATENT SAFETY TECHNOLOGIES, INC

Date: November 17, 2009	By:	/s/ Steven H. Kane
Steven H. Kane
Chief Executive Officer

Date: November 17, 2009	By:	/s/ Mary A. Lay
Mary A. Lay
Interim Chief Financial Officer and Principal Accounting Officer