Form 10-K/A
period 2009-12-31
Patient Safety Technologies, Inc
filed 2010-04-30
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K/A, amends our annual report on Form 10-K for the fiscal year ended December 31, 2009, originally filed with the SEC on March 31, 2010.  The purpose of this amendment is to include certain information required by Part III of Form 10-K that was omitted from Part III of the our initial filing because it was to be incorporated by reference to our definitive proxy statement for the 2010 Annual Meeting of Stockholders.  Because our proxy statement will not become definitive within 120 days after the end of the fiscal year ended December 31, 2009, the information required by Part III cannot be incorporated by reference and therefore must be filed as an amendment to our annual report on Form 10-K to be included therein.  This amendment contains the information that was previously omitted from Part III of our original filing of our annual report on Form 10-K

In addition, in connection with the filing of this amendment and pursuant to the rules of the Securities and Exchange Commission, our Chief Executive Officer and Chief Financial Officer have reissued their certifications. Accordingly, Item 15 has also been amended to reflect the filing of such certifications. Except as described above, no other changes have been made to our annual report on Form 10-K.  Our annual report on Form 10-K continues to speak as of the dates described in the annual report on Form 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates.  Accordingly, this amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of our annual report on Form 10-K, as information in such filings may update or supersede certain information contained in this amendment. In this amendment, unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to Patient Safety Technologies, Inc. and our subsidiary.

i

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-K/A FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2009

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets out the names, ages and positions of the members of our Board of Directors with our company, including membership on various committees of our Board of Directors.  Under the terms of our amended and restated certificate of incorporation, directors are elected on an annual basis.  Other than Dr. Bauer and Mr. Hitchcock, all Directors were elected at our 2009 Annual Meeting of Stockholders held on August 6, 2009.  Biographical information regarding each of our Directors, including how long they have served in such position and regarding any arrangement or understanding pursuant to which they were nominated to serve on our Board, is included below the table.

Name	Age	Position
Howard E. Chase (1)(2)(3)(4)	73	Chairman of the Board
Eugene A. Bauer (a)	67	Director
John P. Francis (3)	44	Director
Louis Glazer, M.D. Ph.G.	79	Director
William M. Hitchcock (a)	70	Director
Steven H. Kane (3)(4)	57	Directors, President and Chief Executive Officer
Herbert Langsam (1)	79	Director
Wenchen Lin	54	Director
Loren L. McFarland (1)(2)(3)(4)	51	Director

(a) Dr. Bauer and Mr. Hitchcock were appointed to our Board of Directors on January 26, 2010.  They have not yet been appointed to any Board Committees.
(1) Member of Audit Committee
(2) Member of Compensation Committee
(3) Member of Nominating and Corporate Governance Committee
(4) Member of Executive Committee

Biographical Information

Howard E. Chase, 73, Chairman of the Board.  Mr. Chase was appointed to fill an open directorship on June 22, 2009 and was elected Chairman of the Board on January 26, 2010. Since December 2001, he has served as President and Chief Executive Officer of The Hollandbrook Group, LLC, which provides advisory, director and executive services to early stage companies. Mr. Chase served as President and Chief Executive Officer of Carret Holdings, Inc. (formerly Matrix Global Investments, Inc.), a holding company for asset management businesses, from June 1999 until December 2001. Mr. Chase served as President and Chief Executive Officer of Trident Rowan Group, Inc., a U.S. public holding company with interests in certain Italian companies and real estate, from September 1993 to March 1998 and served as Chairman of the Board of TRGI from March 1998 to December 1999. From 1984 to August 1995, Mr. Chase was a partner in the law firm of Morrison Cohen Singer & Weinstein, LLP in New York City.  Mr. Chase served on the board of Thoratec Corporation from 1986 until May 2009.  Mr. Chase currently sits on the board of the Music Academy of the West, a Santa Barbara, California non-profit organization.  Mr. Chase earned his bachelor’s degree from Harvard University and his law degree from Harvard Law School.

Eugene A. Bauer, MD, 67, Director. Dr. Bauer was appointed to fill an open directorship on January 26, 2010.  Dr. Bauer is President & Chief Medical Officer and immediate past member (2006-2009) of the Board of Directors of Peplin, Inc., a dermatology company that was, until recently, traded on the ASX in Australia.  In the fall of 2009 Peplin was acquired by LEO Pharma of Denmark and is now privately held. Since February 2010, Dr. Bauer has been serving on the board of Vyteris (OTCBB: VYTR.OB).  From 2004-2008, he served in the board of directors of Echo Healthcare Acquisition Corp., now called Pet DRx Corporation (Nasdaq: VETS; VETSW; VETSU). From 2004 to 2008 Dr. Bauer was Chief Executive Officer and board member of Neosil Inc., a privately held biotechnology company that was acquired by Peplin in 2008.  Dr. Bauer serves on the Board of Medgenics, Inc., (LSE/AIM: MEDG) and from 2004-2008 served as a Director of Modigene, Inc.. (now Prolor: PBTH), and from 2005-2009 served as a Director or Protalex, Inc. (OTC.BB: PRTX.OB).  From 2002 to 2004 Dr. Bauer was a Senior Client Partner with Korn/ Ferry International. Dr. Bauer served as Vice President for the Stanford University Medical Center from 1997 to 2001, and as Dean of the Stanford University School of Medicine from 1995 through 2001. Dr. Bauer was a founder of Connetics Corp. and served as an Emeritus Director of Connetics until its sale to Stiefel Laboratories in 2006. Since 1988 he has been Professor, Department of Dermatology, Stanford University School of Medicine, and was Chief of the Dermatology Service at Stanford University Hospital from 1988 to 1995. From 1982 to 1988, he was a professor at Washington University School of Medicine. Dr. Bauer has served as Chairman of two National Institutes of Health study sections of the National Institute of Arthritis and Musculoskeletal and Skin Diseases and has served on a board of scientific counselors for the National Cancer Institute. Dr. Bauer is a former director of several professional societies, including the American Dermatological Association and the Society of Investigative Dermatology, both non-profit organizations.  Dr. Bauer holds B.S. and M.D. degrees from Northwestern University.

John P. Francis, 44, Director. Mr. Francis was appointed to fill an open directorship on November 26, 2007, in accordance with the terms of a Securities Purchase Agreement dated October 17, 2007 by and between our company and Francis Capital Management, LLC.  Mr. Francis has served as Managing Member of Francis Capital Management, LLC, an investment management firm specializing in small capitalization equities, since 2000. Mr. Francis has over eighteen years of experience in investment management, finance and accounting.  Mr. Francis earned his bachelor’s degree in economics and MBA from the Anderson School of Business at the University of California, Los Angeles.

Louis Glazer, M.D. Ph.G., 79, Director.  Dr. Glazer was first elected to the Board on October 22, 2004.  From 2004 to 2006, Dr. Glazer served in various positions at our company, including Chairman of the Board, Chief Executive Officer, Vice-Chairman and Chief Health and Science Officer, overseeing the development of our Safety-Sponge™ System. Until 2002, Dr. Glazer served as the chief anesthesiologist and medical director for the Vitreo-Retinal Clinic in Memphis, Tennessee for over 25 years. Prior to that, Dr. Glazer taught obstetrics anesthesia at the University of Tennessee, while practicing anesthesiology at numerous hospitals in Memphis, Tennessee. Dr. Glazer received his B.S. in pharmacy from the University of Oklahoma and his M.D. from the University of Bologna School of Medicine in Italy.  He presently serves on the Executive Council of the Center for Patient Safety Research and Practice at Harvard Medical School and the Brigham and Women’s Hospital in Boston, MA.

William M. Hitchcock, 70, Director. Mr. Hitchcock was appointed to fill an open directorship on January 26, 2010.  Mr. Hitchcock is president of Pembroke Capital LLC, a private investment partnership. He was a co-founder of Plains Resources Inc. and Chairman from 1981-1992. Mr. Hitchcock remained on the board until 2004. Mr. Hitchcock has served on a number of public company boards, including Thoratec Corp, Maxx Petroleum, Ausam Energy Crop., International Colin Energy, and Oshman’s Inc.  Additionally, Mr. Hitchcock serves on a number of private company boards as well. Earlier in his career, he worked for Lazard Bros., London, Delafield and Delafield and Lehman Bros. in New York City. Currently, Mr. Hitchcock serves on a number of charitable boards, The Texas Heart Institute, The Houston Grand Opera, The Houston Grand Opera Endowment, The Margaret M. Hitchcock Foundation, and the Hitchcock Woods Foundation.

Steven H. Kane, 57, Director, President and Chief Executive Officer. Mr. Kane was appointed to fill an open directorship on February 7, 2008 and has served as a Director since that time including as Chairman from February 2008 to January 26, 2010.  Mr. Kane has served as our President and Chief Executive Officer since May 2009.  Mr. Kane’s employment agreement requires his nomination to our Board of Directors.  Before joining our company, Mr. Kane was the President, Chief Executive Officer and Director of Protalex, Inc. (OTCBB: PRTX.OB) from 2002 to 2009 and has over 30 years experience in the health care industry. From April 1997 to August 2000, Mr. Kane served as Vice President of North American Sales & Field Operations for Aspect Medical. While at Aspect, he helped guide the company to a successful initial public offering in January 2000. Prior to Aspect, Mr. Kane was Eastern Area Vice President for Pyxis Corporation, where he was instrumental in positioning the company for its successful initial public offering in 1992. Pyxis later was acquired by Cardinal Health for $1 billion. Prior to that, Mr. Kane worked in sales management with Eli-Lilly and Becton Dickinson.

Herbert Langsam, 79, Director.  Mr. Langsam was first elected to the Board on October 22, 2004.  Since 1999, Mr. Langsam has also served as president of Medicare Recoveries, Inc., a private company located in Oklahoma City, Oklahoma, focused on providing Medicare claims and recovery services.  Mr. Langsam serves as a member of the board of trustees for the Geriatric Research Drug Therapy Institute and as an adjunct professor at the University of Oklahoma Pharmacy School. Previously, Mr. Langsam was the founder, president and chief executive officer of Langsam Health Services, a conglomerate of health care companies that serviced 17,000 long-term care residents, which was acquired by Omnicare, Inc. in 1991. Mr. Langsam also served as the vice president of pharmacy services for Omnicare, Inc. following its acquisition of Langsam Health Services. Mr. Langsam received his B.S. in pharmacy from the University of Oklahoma.

Wenchen Lin, 54, Director. Mr. Lin was appointed to fill an open directorship on March 28, 2007, in accordance with the terms of a Subscription Agreement dated January 29, 2007 by and between our company and A Plus International Inc.  Mr. Lin has almost twenty years experience as the President and founder of A Plus, a manufacturer producing a variety of surgical dressings, film and plastic products and servicing the custom procedural tray industry on cotton textile products. Mr. Lin began his career serving in executive positions in large trade and shipping companies, such as Trade Diversified, Inc. and Brother Trucking Co. and has substantial knowledge and experience in oversees factories, trade, transport and distribution. Mr. Lin received his MBA from Ohio University and his accounting degree from Taiwan Suzhou University.

Loren L. McFarland, 51, Director.  Mr. McFarland was appointed to fill an open directorship on June 22, 2009.  He is currently an independent consultant providing financial advisory services to start-ups in the medical device industry.  He served as Chief Financial Officer and Treasurer of Mentor Corporation, a NYSE listed medical device company from May 2004 to November 2007.  From 1985 to 2004 he filled various financial positions at Mentor including Vice President of Finance and Corporate Controller from 2001 to May 2004, Controller from 1989 to 2001, Assistant Controller from 1987 to 1989 and General Accounting Manager from 1985 to 1987. Prior to his employment with Mentor, Mr. McFarland was employed by Touche Ross and Co., a public accounting firm, as a Certified Public Accountant and auditor from 1981 to 1985.  Mr. McFarland earned his bachelor’s degree in Business Administration and Accounting from the University of North Dakota and a master’s degree in Business Administration from the Anderson School at University of California at Los Angeles in 1999.  Mr. McFarland completed the ISS Director Certification Program at UCLA in the fall of 2008.

Executive Officers

We have two Executive Officers, Steven H. Kane, our President and Chief Executive Officer, and Marc L. Rose, our Vice President of Finance, Chief Financial Officer, Treasurer and Corporate Secretary.  The information regarding Mr. Kane is included above.  Information regarding Mr. Rose is included in Item 1 of this annual report on Form 10-K and is incorporated in this section by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2009, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except that:

•	Steven H. Kane, our Chief Executive Officer, filed one Form 4 late to report one transaction in our securities as his grant of 2,000,000 options was inadvertently reported on Form 3.
•
Wenchen Lin, Director, has not yet filed a Form 3 to report his beneficial ownership of more than 10% of our equity securities purchased by A Plus International Inc. in 2007, and has not yet filed three Form 4s to report one transaction in our securities by A Plus and two transactions in our securities by his children.

•	John P. Francis and Francis Capital Management, LLC filed one Form 3 late and filed two Form 4s late to report two transactions in our securities.

•	Dr. Bauer filed one Form 4 late to report one transaction in our securities as a filed Form 4 incorrectly stated the exercise price of his stock options.
•	Mr. Hitchcock filed one Form 4 late to report one transaction in our securities as a filed Form 4 incorrectly stated the exercise price of his stock options.
•
Herbert Langsam, Director, has not yet filed one Form 4 to report the December 2008 grant of 25,000 shares of stock in connection with the extension of maturity of a loan to our company.  However, ownership of such shares was reflected in the “total” shares beneficially owned column in subsequent Form 4 filings.  In addition, Mr. Langsam has not yet filed an indeterminable amount of Form 4s to report an indeterminable amount of transactions in our securities, which have resulted in his ownership of  53,691 shares of our common stock less than previously reported.  To his knowledge, Mr. Langsam did not authorize such transactions in our securities.

•
David I. Bruce, our former Chief Executive Officer, did not file one Form 4 to report one transaction in our equity securities (the grant of 2,000,000 stock options, which have since expired in accordance with their terms).

•	Mary A. Lay, our former interim Chief Financial Officer, filed one Form 3 late and one Form 4 late to report one transaction in our equity securities (the grant of 85,000 stock options).
•
Compass Global Management, Ltd. did not file a Form 3 to report beneficial ownership of more than 10% of our common stock.  Since its initial acquisition of our shares, we have issued additional shares of common stock such that, absent rounding, Compass Global Management, Ltd. no longer beneficially owns more than 10% of our common stock.

Code of Business Conduct and Ethics

The information regarding our Code of Business Conduct and Ethics, including information regarding amendments and waivers thereunder, included in Item 1 of this annual report on Form 10-K is incorporated in this section by reference.

Audit Committee Financial Expert

 Our Board of Directors has determined the Mr. McFarland is an “audit committee financial expert,” within the meaning of SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation paid by us for the years indicated to:

•	the individuals who served as our Chief Executive Officer during the year ended December 31, 2009; and
•	the individuals who served as our Chief Financial Officer during the year ended December 31, 2009; and
•	the former President of our subsidiary, SurgiCount Medical, Inc.

These five individuals are referred to as our “named executive officers.”

Name and principal position (1)	Year	Salary ($)(2)	Bonus ($)	Stock awards ($)	Warrant and option awards ($)(3)		Non-equity incentive plan compen- sation ($)	Non- qualified deferred compen- sation earnings ($)	All other compen- sation ($) (5)	Total ($)
Current executive officers:
Steven H. Kane	2009	234,982	—	—	1,400,000		—	—	6,344	1,641,326
Director, President and Chief Executive Officer	2008	125,000	—	—	288,810		—	—	0	413,810

Marc L. Rose	2009	30,000	—	—	523,250		—	—	0	553,250
Chief Financial Officer, Treasurer and Secretary	2008	—	—	—	—		—	—	—	—

Former executive officers:
William M. Adams	2009	12,692	—	—	47,970	(4)	—	—	90,338	151,000
Former CEO	2008	312,500	—	—	383,254		—	—	11,480	707,504

David I. Bruce	2009	118,420	—	—	1,400,000		—	—	25,269	1,543,689
Former CEO	2008	—	—	—	—		—	—	—	—

Mary A. Lay	2009	208,573	—	—	121,550		—	—	0	330,123
Former interim Chief Financial Officer	2008	77,903	—	—	0		—	—	0	77,903

(1)  Reflects principal positions held as of April 30, 2010, the date of this amendment to our annual report on Form 10-K.  Mr. Kane serves both as an executive officer (as President and Chief Executive Officer) and as a member of our Board of Directors. Since being appointed President and Chief Executive Officer effective May 7, 2009, Mr. Kane ceased accruing compensation for services as a Director of our Company.  Mr. Rose joined our company on November 24, 2009.  Mr. Adams served as our President and Chief Executive Officer from June 11, 2008 to January 5, 2009, and as a Director until March 11, 2009.  Mr. Bruce served as our President and Chief Executive Officer and as a Director from January 5, 2009 to May 6, 2009.  Ms. Lay joined our company as interim Chief Financial Officer on October 13, 2008 and served in such position until our November 24, 2009 appointment of Mr. Rose.

(2)  Salary for Mr. Kane for 2009 includes $37,500 of compensation for services as a Director prior to his appointment as CEO, which has been accrued but not paid, and $47,449 of accrued wages, which has not been paid.  Salary for Mr. Kane for 2008 represents only fees for services as a Director, all of which has been accrued but not yet paid.  Salary for Mr. Adams includes $10,385 of accrued vacation paid in cash in connection with his termination of employment. Salary for Mr. Bruce includes $8,750 of accrued vacation paid in cash in connection with his termination of employment.  Salary for Ms. Lay does not reflect the payment of $90,000 to Tatum in connection with our agreement for her services.

(3) Represents the grant date fair value determined in accordance with FASB ASC Topic 718 for the warrants and stock option awards granted to our named executive officers for the periods presented.  For additional information regarding the assumptions used in determining the fair value of option awards using the Black-Scholes pricing model, please see Note 15 to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.  Note, all stock options granted to Mr. Bruce expired in accordance with their terms following termination of employment with our company.

(4)  Reflects incremental fair value computed as of July 29, 2009 (the date of the first closing of the private placement of common stock in exchange for outstanding warrants) in accordance with FASB ASC Topic 718.  For more information regarding this private placement, see Note 12 to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

(5) For Mr. Kane, represents reimbursement for health care plan per his employment agreement.  For Mr. Adams represents $82,582 in consulting fees, $2,383 of car allowance and $4,918 of health & welfare benefits in 2009, and represents car allowance in 2008.  For Mr. Bruce represents severance.

Narrative Discussion of Summary Compensation Table

Salary

Under his employment agreement, Mr. Kane has an annual base salary of $325,000.  Notwithstanding this agreement, Mr. Kane was paid at the rate of $175,000 per year until September 1, 2009.  Mr. Rose’s annual base salary under his employment agreement is $240,000 per year.  However, because Mr. Rose was appointed in November 2009, salary reflects just over one month of service with our company.

Warrant and Option Awards

For Mr. Kane, the 2009 amount represents the grant date fair value of 2,000,000 options granted in May 2009 upon his appointment as President and Chief Executive Officer.  The 2008 amount represents the grant date fair value of 300,000 warrants granted in April 2008, which have an exercise price of $1.25 per share and expire April 16, 2015.

For Mr. Rose, the 2009 amount represents the grant date fair value of 325,000 options granted in November 2009 upon his appointment as Chief Financial Officer.

For Mr. Adams, the 2009 amount reflects the incremental fair value computed as of July 29, 2009 (the date of the first closing of the private placement of common stock in exchange for outstanding warrants) in accordance with FASB ASC Topic 718, as Mr. Adams elected to exercise outstanding warrants in exchange for shares of our common stock at the warrant exchange price of $0.86 per share. In 2008, the amount represents the grant date fair value of 87,500 warrants granted in April 2008 (which are no longer outstanding) and 300,000 options granted in June 2008.

For Mr. Bruce, the 2009 amount represents the grant date fair value of 2,000,000 options granted in January 2009 (which are no longer outstanding).

For Ms. Lay, the 2009 amount represents the grant date fair value of 85,000 stock options granted in November 2009.

For information relating to the currently outstanding equity awards, see “—Outstanding Equity Awards at December 31, 2009” below.

Other Compensation

Under his employment agreement, Mr. Kane has the right to receive reimbursement for health care benefits outside of our standard plans.  Amounts related to this benefit are reported in “Other compensation” in 2009.

Outstanding Equity Awards at December 31, 2009

We do not have any outstanding stock awards.  We also do not have outstanding any unearned awards.  The following table sets out outstanding warrant and stock option awards at December 31, 2009.

	Warrant and Option Awards
Name	Number of securities underlying unexercised options or warrants (#) Exercisable	Number of securities underlying unexercised options of warrants (#) Unexercisable	Option or warrant exercise price ($)	Option or warrant expiration date
Current executive officers:
Steven H. Kane	183,333	116,667	$1.25	4/16/2015
	333,333	1,666,667	$0.75	05/7/2019

Marc L. Rose	—	325,000	$1.85	11/24/2019

Former executive officers:
William M. Adams	300,000	—	$1.25	6/12/2018

David I. Bruce	—	—	—	—

Mary A. Lay	85,000	0	$1.79	11/17/2019

Additional Narrative Disclosure

We do not currently offer a pension benefit plan or any non-qualified deferred compensation plan.

Potential Payments Upon Employment Termination and Change in Control Events

Steven H. Kane.  Subject to a limited exception for violations of the non-compete covenant in Mr. Kane’s employment agreement, in the event Mr. Kane’s employment is terminated without cause, or if he resigns for good reason, or is due to his disability, Mr. Kane is will be paid, upon execution of a release, in addition to accrued but unpaid compensation, severance equal to 12 months of his annual base salary then in effect.  The severance will be paid in cash in a lump-sum except in the event of disability, in which case it will be paid over 12 months.  Mr. Kane is also entitled to receive a pro-rata bonus payment, 12 months of continued health & welfare benefits, and his stock options will continue to vest for 12 months following any such termination. In the event of Mr. Kane’s death, upon execution of a release, his heirs will receive a lump sum cash payment equal to his then annual base salary, and accelerated vesting of the next six months of his stock options.   If Mr. Kane’s employment is terminated for cause or he resigns other than for good reason, Mr. Kane is not entitled to any severance or other benefits.   In the event of a change in control (even if Mr. Kane’s employment is not terminated), all of Mr. Kane’s unvested stock options (and deferred compensation, if any) will immediately vest, and Mr. Kane will be paid, within 45 days, cash payment equal to two times his annual base salary then in effect.  Mr. Kane  is also entitled to a tax gross-up payment in the event any payments from the company constitute an “excess parachute payment” under Section 280G(b) of the Internal Revenue Code.

Marc L. Rose.  Subject to a limited exception for violations of the non-compete covenant in Mr. Rose’s employment agreement, in the event Mr. Rose’s employment is terminated without cause, or if he resigns for good reason (which includes resignation within two years of a change in control) or is due to his disability, Mr. Rose is entitled to a severance payment capped at his then annual base salary (which shall accrue during the first 12 months of his employment), a pro rated bonus and 12 months of health & welfare benefits (which shall accrue during the first 12 months of his employment).  In the event of Mr. Rose’s death, his heirs will receive a lump sum cash payment equal to his annual base salary.  In the event of a change in control, all of Mr. Rose’s unvested stock options (and deferred compensation, if any) will immediately vest.  Mr. Rose is also entitled to a tax gross-up payment in the event any payments from the company constitute an “excess parachute payment” under Section 280G(b) of the Internal Revenue Code.

Under Mr. Adams’ employment agreement, in connection with his January 2009 resignation as Chief Executive Officer, we did not pay Mr. Adams any severance.  We did, however, continue to pay his salary as “consulting fees” through April 2009, as well as health & welfare benefits and a car allowance.  Mr. Adams still provides services as a consultant, and as such, his stock options remain outstanding in accordance with their terms.

Under Mr. Bruce’s Separation Agree and General Release dated May 6, 2009, we agreed to pay Mr. Bruce all wages and compensation due through the termination date, including accrued and unused vacation and reimbursable business-related expenses.  We also agreed to pay Mr. Bruce his pro-rata annual base salary (which was $325,000) for 30-day period following termination, offset by the partial payment of May 2009 compensation.  All of Mr. Bruce’s unvested equity awards were terminated in connection with his termination of employment.

We did not pay Mary Lay any severance in connection with her cessation of employment with our company following our appointment of Mr. Rose as Chief Financial Officer.  Ms. Lay’s stock options are fully vested and have a ten year term from grant date.

Except as provided in the current employment contracts of Messrs. Kane and Rose, there exists no plan or arrangement calling for compensation on the retirement or resignation or termination of any named executive officer’s employment with our company.  The Compensation Committee (or the full Board) will consider, consistent with its duties, the terms of any such agreements, plans or arrangements in the future as appropriate.

Director Compensation

The following table sets forth compensation for the members of the Board of Directors of Patient Safety Technologies, Inc. for the year ended December 31, 2009.  Following his appointment as our President and Chief Executive Officer in May 2009, Mr. Kane ceased accruing compensation for services as a Director. Mr. Kane’s compensation, including fees for services as a Director accrued in 2009 and 2008, is reported in “Executive Compensation” and accordingly Mr. Kane is not included in the following tables.  Similarly, all compensation paid to Messrs. Adams and Bruce, our former Directors and Chief Executive Officers is reported in “Executive Compensation,” and they are not included in the following tables.  Dr. Bauer and Mr. Hitchcock joined our Board in January 2010 and accordingly, neither received any compensation during the year ended December 31, 2009 and accordingly, they are not included in the following tables.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)(1)	Non- equity incentive plan compen- sation ($)	Non- qualified deferred compen- sation earnings ($)	All other compen- sation ($)	Total ($)
Current Directors:
Howard E. Chase (a)	$0	$0	$186,900	$0	$0	$0	$186,900
John P. Francis	$0	$0	$0	$0	$0	$0	$0
Louis Glazer, MD, PhG	$0	$0	$0	$0	$0	$0	$0
Herbert Langsam	$0	$0	$0	$0	$0	$0	$0
Wenchen Lin	$0	$0	$0	$0	$0	$0	$0
Loren L. McFarland (a)	$0	$0	$186,900	$0	$0	$0	$186,900

Former Director:
David Augustine (b)	$0	$0	$0	$0	$0	$0	$0

(a)  Messrs. Chase and McFarland joined our Board of Directors on June 22, 2009.
(b)  Mr. Augustine resigned from our Board of Directors on March 11, 2009.

(1) Represents the grant date fair value determined in accordance with FASB ASC Topic 718 for the stock option awards granted to our non-employee directors. Messrs. Chase and McFarland were each granted options to acquire 200,000 shares of our common stock at an exercise price of $0.99 per share (the closing price on the date of grant) in connection with their appointment to our Board. For additional information regarding the assumptions used in determining the fair value of option awards using the Black-Scholes pricing model, please see Note 15 to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

As of December 31, 2009, our non-employee directors did not hold any outstanding stock awards and held the following outstanding option awards:

Name	Outstanding Option Awards at December 31, 2009
Current Directors:
Howard E. Chase	200,000
John P. Francis	0
Louis Glazer, MD, PhG	180,000
Herbert Langsam	34,500
Wenchen Lin	0
Loren L. McFarland	200,000

Former Directors:
David Augustine	50,000

Narrative Discussion of Director Compensation

During the year ended December 31, 2009, we did not have in place any formal plans or programs providing for the payment of compensation to our non-employee Directors.  Payment (or accrual) of attendance fees to our non-employee directors for service on our Board or Board Committees was determined and approved on an ad hoc basis.  As such, we did not pay or accrue any fees for service on our Board of Directors or Board Committees other than fees paid to Mr. Kane prior to his appointment as our President and Chief Executive Officer in May 2009 (which fees are reported in “Executive Compensation”).  Similarly, equity grants were determined and approved on an ad hoc basis.  As such, we did not grant any equity awards to our non-employee Directors for service on our Board of Directors or Board Committees other than the June 2009 equity grants to Messrs. Chase and McFarland upon appointment to our Board.  Other than the foregoing, Directors received only reimbursement of reasonable expenses for attendance at meetings of our Board of Directors and annual stockholders meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of our Common Stock and Preferred Stock

The following table sets forth certain information regarding beneficial ownership of our common stock and of our preferred stock as of April 20, 2010, the  most recent practicable date, (1) by each person who is known by us to own beneficially more than 5% of our outstanding common stock and/or preferred stock, (2) by each of our directors and director nominees, (3) by each named executive officer identified in the table set forth under the heading “Executive Compensation—Summary Compensation Table,” and (4) by all of our named executive officers and directors (and director nominees) as a group.  Information with respect to beneficial ownership by 5% stockholders has been based on information filed with the Securities and Exchange Commission pursuant to Section 13(d) or Section 13(g) of the Securities Exchange Act of 1934.

	Shares Beneficially Owned (b)
	Common Stock			Preferred Stock
Name and Address of Beneficial Owner (a)	Number of Shares		%	Number of Shares	%
Brian Stewart 1905 Oak Avenue Manhattan Beach, CA 90266	8,140,785	(c)	32.7%	—	*
Francis Capital Management, LLC 2400 Broadway, Suite 220 Santa Monica, CA 90404	3,206,840	(d)	13.7%	—	*
Compass Global Management, Ltd. c/o M&C Corporate Services limited P.O. Box 309 GT, Ugland House South Church Street, Georgetown Grand Cayman, Cayman Islands	2,600,000	(e)	10.6%	—	*
Cardinal Health, Inc. 7000 Cardinal Place Dublin, OH 4017	1,875,000	(f)	7.4%	—	*
Catalysis Partners, LLC 2400 Broadway, Suite 220 Santa Monica, CA 90404	1,718,864		7.3%	—	*
Radission Trading Company RM 1502-4, Righteous Centre 585 Nathan Road, Mongkok, Kowloon, Hong Kong	1,696,000	(g)	7.2%	—	*
Alan Morelli 225 Mantua Road Pacific Palisades, CA 90272	1,627,252	(h)	6.5%	—	*
Catalysis Offshore, Ltd. 2400 Broadway, Suite 220 Santa Monica, CA 90404	1,335,336		5.7%	—	*
DSAM Fund LP 222 Broadway, 6th Floor New York, NY 10038	1,214,761	(i)	5.2%	—	*
Melanie Glazer 801 Ocean Ave., #403 Santa Monica, CA 90403	753,184	(j)	3.2%	8,150	74.4%
Zealous Income Partners, L.P. c/o Zealous, Inc. 9550 Warner Avenue, #250 Fountain Valley, CA 92708	—		*	2,600	23.7%
Howard E. Chase	200,000	(k)	*	—	*
Eugene A. Bauer, MD	16,667	(l)	*	—	*
John P. Francis	3,206,840	(m)	13.7%	—	*
Louis Glazer, MD	753,184	(n)	3.2%	8,150	74.4%
William M. Hitchcock	990,507	(o)	4.2%	—	*
Steven H. Kane	741,337	(p)	3.1%	—	*
Herbert Langsam	189,212	(q)	*	—	*
Wenchen Lin	2,117,600	(r)	9.0%	—	*
Loren L. McFarland	200,000	(s)	*	—	*
Marc L. Rose	40,625	(t)	*	—	*
William M. Adams, former CEO	445,082	(u)	1.9%	—	*
David I. Bruce, former CEO	—		*	—	*
Mary A. Lay, former interim CFO	85,000	(v)	*
All named directors and executive officers as a group (13 persons total)	8,986,054	(w)	35.6%	8,150	74.4%

* less than 1%

(a) The address of each person named in the table, unless otherwise indicated, is Patient Safety Technologies, Inc., 5 Caufield Place, Suite 102, Newtown, Pennsylvania 18940.

(b)  To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of our common stock and/or preferred stock shown as beneficially owned by them, subject to community property laws where applicable (or other beneficial ownership shared with a spouse) and the information contained in this table and these notes.

Beneficial ownership has been determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as beneficially owned all shares that a person would receive upon exercise of stock options or warrants held by that person that are immediately exercisable or exercisable within 60 days of the determination date, which in our case is April 20, 2010.

Such shares are deemed to be outstanding for the purpose of computing the number of shares beneficially owned and the percentage ownership of the person holding such options or warrants, but these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. On April 20, 2010, there were 23,456,063 shares of our common stock issued and outstanding and 10,950 shares of our preferred stock issued and outstanding.

(c)  Information is based on a Schedule 13D filed on April 16, 2010.  Includes warrants to acquire 48,000 shares of our common stock at an exercise price of $0.75 per share, which expire May 20, 2013, warrants to acquire 100,000 shares of our common stock at an exercise price of $1.40 per share, which expire August 1, 2013, and options to purchase 281,250 shares of our common stock held directly by Mr. Stewart.  Also represents 4,381,535 shares over which Mr. Stewart holds a limited irrevocable proxy granted to Mr. Stewart by each of DSAM Fund, LP, Arizona Bay Technology Ventures LP, Arizona Bay, LLC, Radisson Trading Company, and A Plus International Inc.  Mr. Stewart disclaims beneficial ownership of such shares. Also includes 2,600,000 shares beneficially owned by Compass Global Management, Ltd. that are subject to a voting agreement with Mr. Stewart.  Mr. Stewart disclaims beneficial ownership of such shares.

(d) Information is based on a Schedule 13D filed on April 16, 2010.  Includes shares of common stock beneficially owned by Catalysis Partners, LLC and Catalysis Offshore, Ltd.  Francis Capital Management, LLC acts as the investment manager for Catalysis Partners, LLC and Catalysis Offshore, Ltd. and may be deemed to beneficially own such securities.

(e) Information is based on a Schedule 13D filed on April 16, 2010.  Includes warrants to acquire 1,000,000 shares of our common stock at an exercise price of $1.40 per share, which expire August 1, 2013.  Does not reflect 1,159,250 shares that are beneficially owned by Mr. Brian Stewart that are the subject of a voting agreement between Mr. Stewart and Compass Global Management, Ltd.

(f) Includes warrants to purchase 1,250,000 shares of the our common stock at an exercise price of $2.00 per share and warrants to purchase 625,000 shares of our common stock at an exercise price of $4.00 per share .  The warrants expire November 19, 2014.

(g) Information is based on a Schedule 13D filed on April 16, 2010.  Radission Trading Company has granted Brian Stewart an irrevocable proxy to vote its shares as described in the Schedule 13D filed on April 16, 2010.

(h) Represents warrants to acquire 1,627,252 shares of our common stock at an exercise price of $0.75 per share, which expire June 5, 2011.

(i) Information is based on a Schedule 13D filed on April 16, 2010.  DSAM Fund L.P. has granted Brian Stewart an irrevocable proxy to vote its shares as described in the Schedule 13D filed on April 16, 2010.

(j) Common stock includes 198,971 shares of common stock held in various trusts for the benefit of Mrs. Glazer, as well as 339,593 shares of common stock held in the Glazer Family Partnership, over which Mrs. Glazer shares control with her husband, Dr. Glazer, as well as 6,600 shares held by Dr. Glazer, and options to purchase 180,000 shares of our common stock held by Dr. Glazer. Preferred stock includes shares of preferred stock held in various trusts for the benefit of Mrs. Glazer, as well as shares of preferred stock held in the Glazer Family Partnership over which Mrs. Glazer shares control with her husband, Dr. Glazer. Dr. Glazer is a member of our Board of Directors.

(k)  Represents options to purchase 200,000 shares of our common stock.

(l)  Represents options to purchase 16,667 shares of our common stock.  Does not include stock options granted but not beneficially owned as of April 20, 2010.

(m) Information is based on a Schedule 13D filed on April 16, 2010.  Represents securities beneficially owned by Francis Capital Management, LLC.  Mr. Francis has voting and investment control over securities held by Francis Capital Management, LLC.  Mr. Francis disclaims beneficial ownership of such securities.

(n) Common stock includes 198,971 shares of common stock held in various trusts for the benefit of Melanie Glazer, Dr. Glazer’s spouse, 28,020 shares held by Mrs. Glazer, as well as 339,593 shares of common stock held in the Glazer Family Partnership, over which Dr. Glazer shares control with his spouse, and options to purchase 180,000 shares of our common stock held by Dr. Glazer.  Preferred stock includes shares of preferred stock held in various trusts for the benefit of Mrs. Glazer, as well as shares of preferred stock held in the Glazer Family Partnership over which Dr. Glazer shares control with his spouse.

(o) Includes 786,920 shares of our common stock held by the William M. Hitchcock revocable trust, 112,252 shares held by the WMH marital trust, 74,768 shares of our common stock held by R&B Hitchcock Investors (which is controlled by Mr. Hitchcock), and options to purchase 16,667 shares of our common stock held by Mr. Hitchcock.  Does not include stock options granted but not beneficially owned as of April 20, 2010.

(p) Includes warrants to acquire 200,000 shares of our common stock at an exercise price of $1.25 per share, which expire April 16, 2015, and options to purchase 541,337 shares of our common stock.  Does not include warrants and stock options granted but not beneficially owned as of April 20, 2010.

(q) Includes options to purchase 34,500 shares of our common stock.

(r) Information regarding A Plus International, Inc. holdings is based on a Schedule 13D filed on April 16, 2010.  Includes 1,100,00 shares of common stock held by A Plus International Inc. Mr. Lin may be deemed the beneficial owner of such shares by virtue of his ownership and control of A Plus.  A Plus has granted Brian Stewart an irrevocable proxy to vote its shares as described in the Schedule 13D filed on April 16, 2010.  Also includes 1,017,600 shares of our common stock held by Mr. Lin’s children, beneficial ownership of which may be attributable to Mr. Lin.

(s) Represents options to purchase 200,000 shares of our common stock.

(t) Represents options to purchase 40,625 shares of our common stock.  Does not include stock options granted but not beneficially owned as of April 20, 2010.

(u) Includes 42,017 shares of common stock held jointly with his spouse, 784 shares of common stock held indirectly through Health West Marketing, Inc., which is controlled by Mr. Adams, and options to purchase 300,000 shares of our common stock.

(v) Represents options to purchase 85,000 shares of our common stock.

(w) Includes 7,171,258 shares of common stock, options to purchase 1,614,796 shares of our common stock, and warrants to purchase 200,000 shares of our common stock.  Does not include stock options and warrants granted but not beneficially owned as of April 20, 2010.

Equity Compensation Plan Information

The following table sets forth information on our equity compensation plans. All equity compensation plans have been approved by our stockholders.

	As of December 31, 2009
	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	Column (a)		Column (b)		Column (c)
Equity compensation plans approved by stockholders	2,671,000	(1)	1.41	(2)	1,772,500	(3)
Equity compensation plans not approved by stockholders	—		—		—
Total:	2,671,000		1.41		1,772,500

(1)  This includes 1,443,500 options outstanding under our Amended and Restated 2005 Stock Option and Restricted Stock Plan, and 1,227,500 under our 2009 Stock Option Plan, but excludes 3,150,000 non-qualified options that were issued outside the 2005 and 2009 stock option plans.  Each of these plans is described in Note 15 to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

(2)  This weighted average exercise price includes 3,150,000 non-qualified options that were issued outside the 2005 and 2009 stock option plans.  The remaining weighted term of outstanding options (including the 3,150,000 non-qualified options that were issued outside the 2005 and 2009 stock option plans) is 8.96 years.

(3)  All of these shares remain available for future grants under our 2009 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Langsam Notes

Herbert Langsam, a member of our Board of Directors, provided financing to our company in exchange for interest payments, a security interest in our assets and in the case of the second note, equity interests in our company.  Until repaid in December 2009, we had outstanding a $500,000 secured promissory note dated May 1, 2006 due November 1, 2006, and a $100,000 secured promissory note dated November 13, 2006 due May 13, 2007, both made out to the Herbert Langsam Irrevocable Trust.   These notes were secured by the grant of a security interest in all of our assets as collateral for the satisfaction and performance of our obligations pursuant to these notes.  The notes accrued interest at the rate of 12% per annum (or 16% per annum when we were in default).

We granted Mr. Langsam 25,000 shares of our common stock in each of December 2008 and October 2009, in connection with the extension of the dates of both notes. During the years ended December 31, 2009 and 2008, we incurred interest expense, excluding amortization of debt discount, of $60,682 and $48,395, respectively, on these notes. We paid the principal balance of $600,000 and accrued interest of $184,708 on December 15, 2009.

Ault Glazer

Ault Glazer Capital Partners, LLC (“Ault Glazer”) is controlled by Milton “Todd” Ault III, our former Chairman and Chief Executive Officer, and Louis Glazer, M.D. Ph.G. Dr. Glazer is a member of our Board of Directors and currently has a significant beneficial ownership interest in our common and preferred stock. We currently have outstanding a $2.5 million convertible secured promissory note due December 31, 2010 that bears interest at the rate of 7% per annum made out to Ault Glazer. In September 2008, we entered into various agreements with Ault Glazer to modify the terms of the note to provide for conversion, prior to maturity, upon Ault Glazer’s satisfaction of certain conditions, into 1,300,000 shares of our common stock and $450,000 in cash payments, as well as advancement of shares of our common stock prior to conversion of the note. We made the agreed upon $450,000 cash payment on September 5, 2008 and have advanced an aggregate 800,000 shares of our common stock to Ault Glazer.

As of this date, there remain 500,000 shares issuable to Ault Glazer upon Ault Glazer meeting the conditions of the Amendment. During the years ended December 31, 2009 and 2008, we incurred interest expense of $0 and $127,637 on this note.

Catalysis Notes

John P. Francis, a member of our Board of Directors, is President of Francis Capital Management, LLC. Francis Capital acts as the investment advisor for each of Catalysis Offshore Ltd and Catalysis Partners, LLC (collectively, “Catalysis”). Catalysis has participated in equity and debt financings of our company. Notably, between February 28, 2008 and March 20, 2008, we issued Catalysis promissory notes in the aggregate principal amount of $500,000, which accrued interest at the rate of 8% per annum and had maturity dates of May 31, 2008. These notes were not repaid at maturity and were converted into new notes as party of our January 2009 offering of senior secured notes. On December 15, 2009, we repaid the senior secured notes and accrued interest.

During the years ended December 31, 2009 and 2008, we paid Catalysis $78,090 and $47,381 of interest.

A Plus Supply Agreement

We have an exclusive supply agreement for surgical sponges used in our Safety-Sponge® System with A Plus International Inc. Wenchen Lin, a member of our Board of Directors, is a founder and significant beneficial owner of A Plus. In addition, Mr. Lin has participated in equity financings of our company. During the years ended December 31, 2009 and 2008, our cost of revenue included $2,049,426 and $1,382,164, respectively, in connection with this supply arrangement, and our accounts payable included $1,683,080 and $164,341 at December 31, 2009 and 2008, respectively, payable to A Plus under this supply agreement.

Aircraft Partnership

From time to time, we may use the services of an aircraft owning partnership principally owned by Steven H. Kane, our Chief Executive Officer, for air travel. During the years ended December 31, 2009 and 2008, we incurred $15,800 and $0 respectively, of expenses related to the use such air travel services.

For additional information relating to these and other related party transactions, see Note 16 to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

Independence of the Board of Directors

Our Board has affirmatively determined that Drs. Bauer and Glazer, and Messrs. Chase, Francis, Hitchcock, Langsam, and McFarland are each “independent” as that term is defined in the Nasdaq listing rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

With respect to the years ended December 31, 2009 and 2008, the aggregate fees billed by Squar, Milner, Peterson, Miranda & Williamson LLP were as follows:

	For the year ended December 31,
	2009	2008
Audit Fees	$234,648	$195,000
Audit-Related Fees	10,068	$4,000
Tax Fees	—	$13,000
All Other Fees	—	—
Total Fees	$244,716	$212,000

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings.

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

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance.

All Other Fees. All other fees would include fees for products and services other than the services reported above.

Policies and Procedures Relating to Approval of Services by Auditor

The Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditors.  The Audit Committee will consider whether the provision of non-audit services is compatible with maintaining the independent auditor’s independence, and will approve such services, should such a situation arise.

Consistent with SEC rules regarding auditor independence, the Audit Committee has responsibility for appointing, as well as setting the compensation and overseeing the work of, the independent registered public accounting firm. In addition, although permitted by Section 202 of the Sarbanes-Oxley Act of 2002 to pre-approve the provisions of audit and non-audit services by our independent auditor, the Audit Committee does not currently have in place formal pre-approval policies and procedures.  As such, the Audit Committee currently approves each engagement of our independent auditor for audit and permitted non-audit services.  Thus, all services provided by Squar, Milner, Peterson, Miranda & Williamson LLP during 2009, as described above, were approved by the Audit Committee in advance of Squar, Milner, Peterson, Miranda & Williamson LLP providing such services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Signature	Title	Date

/s/ Steven H. Kane	Director, President and Chief Executive Officer	April 30, 2010
Steven H. Kane	(Principal Executive Officer)

/s/ Marc L. Rose	Chief Financial Officer (Principal Financial Officer and	April 30, 2010
Marc L. Rose	Principal Accounting Officer), Treasurer and Secretary

/s/ Howard E. Chase	Chairman of the Board	April 30, 2010
Howard E. Chase

/s/ Eugene A. Bauer	Director	April 30, 2010
Eugene A. Bauer, M.D.

/s/ John P. Francis	Director	April 30, 2010
John P. Francis

/s/ Louis Glazer	Director	April 30, 2010
Louis Glazer, M.D., Ph.G.

/s/ William M. Hitchcock	Director	April 30, 2010
William Hitchcock

/s/ Herbert Langsam	Director	April 30, 2010
Herbert Langsam

/s/ Wenchen Lin	Director	April 30, 2010
Wenchen Lin

/s/ Loren L. McFarland	Director	April 30, 2010
Loren L. McFarland

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

10.1***
Supply and Distribution Agreement dated effective November 19, 2009, by and between Patient Safety Technologies, Inc. and Cardinal Health 200, LLC (incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009)

10.2
Warrant Purchase Agreement dated effective as of November 19, 2009 by and between Patient Safety Technologies, Inc. and Cardinal Health, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009)

10.3
Registration Rights Agreement dated effective as of November 19, 2009, by and between Patient Safety Technologies, Inc. and Cardinal Health, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009)

10.4
Warrant dated November 19, 2009 issued to Cardinal Health, Inc. to purchase up to 1,250,000 shares of our common stock at $2.00 per share, expiring November 19, 2014 (incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009)

10.5
Warrant dated November 19, 2009 issued to Cardinal Health, Inc. to purchase up to 625,000 shares of our common stock at $4.00 per share, expiring November 19, 2014 (incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009)

10.6
Exclusive License and Supply Agreement dated May 15, 2008, by and among SurgiCount Medical, Inc. and A Plus International, Inc. (incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2010)

Exhibit Number	Description

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

Exhibit Number	Description

10.24	Security Agreement dated August 10, 2007 in favor of Ault Glazer Capital Partners, LLC (incorporated by reference to our current report on Form 8-K filed with the SEC on August 16, 2007)

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

10.28
Subscription Agreement dated January 29, 2007 between Patient Safety Technologies, Inc. and David Wilstein and Susan Wilstein, as Trustees of the Century Trust (incorporated by reference to our current report on Form 8-K filed with the SEC on February 2, 2007)

10.29
Form of Warrant dated January 29, 2007 issued to Century Trust to purchase 12,000 shares of our common stock at $2.00 per share, expiring January 29, 2012 (incorporated by reference to Exhibit C to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on February 2, 2007)

10.30
Form of Warrant dated September 8, 2006 issued to Steven J. Caspi to purchase up to $312,500 of shares of our common stock (consisting of 250,000 shares of our common stock at $1.25 per share, or a combination of shares of our common stock and shares of common stock of our subsidiary, SurgiCount Medical, Inc.), expiring September 8, 2011 (incorporated by reference to our amended current report on Form 8-K/A filed with the SEC on March 1, 2007)

10.31
Form of SurgiCount Medical, Inc. Warrant dated September 8, 2006 issued to Steven J. Caspi to purchase up to $312,500 in shares of common stock of SurgiCount Medical, Inc. (or 250,000 shares of our common stock at $1.25 per share), expiring September 8, 2011 (incorporated by reference to our amended current report on Form 8-K/A filed with the SEC on March 1, 2007)

10.32
Form of Warrant dated November 3, 2006 issued to Charles J. Kalina III to purchase 100,000 shares of our common stock at $1.25 per share, expiring November 3, 2011 (incorporated by reference to our annual report on Form 10-K filed with the SEC on May 16, 2007)

10.33
Form of Warrant dated July 12, 2006 issued to Charles J. Kalina III to purchase 85,000 shares of our common stock at $2.69 per share, expiring July 11, 2011 (incorporated by reference to our current report on Form 8-K filed with the SEC on July 14, 2006)

10.34
Warrant dated June 6, 2006 issued to Alan E. Morelli to purchase 401,460 shares of our common stock at $3.04 per share, expiring June 6, 2011 (incorporated by reference to our current report on Form 8-K filed with the SEC on June 9, 2006)

10.35
Form of non-callable Warrant dated April 22, 2005 issued to James Colen to purchase 10,000 shares of our common stock at $6.05 per share, expiring April 22, 2010 (incorporated by reference to our current report on Form 8-K filed with the SEC on April 26, 2005)

10.36
Form of callable Warrant dated April 22, 2005 issued to James Colen to purchase 10,000 shares of our common stock at $6.05 per share, expiring April 22, 2010 (incorporated by reference to our current report on Form 8-K filed with the SEC on April 26, 2005)

10.37	Lease for 43460 Ridge Park Drive, Temecula, California (incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2010)

10.38	Sublease for 5 Caufield Place, Suite 102, Newtown, Pennsylvania (incorporated by reference to our current report on Form 8-K filed with the SEC on January 7, 2010)

10.39**	2005 Stock Option Plan (incorporated by reference to Appendix A to our definitive proxy statement on Schedule 14A filed with the SEC on March 2, 2005)

Exhibit Number	Description
10.40**	2009 Stock Option Plan (incorporated by reference to Appendix B to our definitive proxy statement on Schedule 14A filed with the SEC on July 13, 2009)

10.41**	Form of Stock Option Agreement (incorporated by reference to our registration statement on Form S-8 filed with the SEC on February 16, 2010)

10.42**	Employment Agreement dated May 7, 2009 between Patient Safety Technologies Inc. and Steven H. Kane (incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 20, 2009)

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

14.1	Code of Business Conduct and Ethics (incorporated by reference to our amended annual report on Form 10-K/A filed with the SEC on July 13, 2009)

21.1	Subsidiary of the company (incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2010)

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP (incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2010)

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

*	Filed herewith.
**	Management or compensatory plan or arrangement.
***	Confidential treatment requested for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.