Form 10-Q
period 2010-03-31
Patient Safety Technologies, Inc
filed 2010-05-14
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

The number of outstanding shares of the registrant’s common stock, par value $0.33 per share, as of May 12, 2010 was 23,456,063.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2010

TABLE OF CONTENTS

Page

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this quarterly report on Form 10-Q are forward-looking statements.  You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “seeks,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.

Although we believe that the plans, objectives, expectations and intentions reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future.  Accordingly, we cannot guarantee that our plans, objectives, expectations or intentions will be achieved.  Our actual results, performance (financial or operating) or achievements could differ from those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control.  These factors include, but are not limited to, those described under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010 and amended on April 30, 2010, including without limitation the following:

•	our need for additional financing to support our business;

•	the early stage of adoption of our Safety-Sponge® System and the need to expand adoption of our Safety-Sponge® System;

•	any failure of our new management team and Board of Directors to operate effectively;

•	our reliance on third-party manufacturers, some of whom are sole-source suppliers, and on our exclusive distributor; and

•	any inability to successfully protect our intellectual property portfolio

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

HELPFUL INFORMATION

As used throughout this quarterly report on Form 10-Q, the terms the “Company,” “the registrant,” “we,” “us,” and “our” mean Patient Safety Technologies, Inc., a Delaware corporation, together with its consolidated subsidiary, SurgiCount Medical Inc., a California Corporation, unless the context otherwise requires.

Unless otherwise indicated, all statements presented in this quarterly report on Form 10-Q regarding the medical patient safety market, the market for surgical sponges, our market share, the cumulative number of surgical sponges used and number of procedures are internal estimates only.

Safety-Sponge®, SurgiCounter™ and Citadel™, among others, are registered or unregistered trademarks of Patient Safety Technologies, Inc. (including its subsidiary).

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATIENT SAFETY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,783,029	$3,446,726
Accounts receivable	1,000,533	906,136
Inventories, net	606,236	565,823
Prepaid expenses	170,766	207,598
Total current assets	3,560,564	5,126,283

Property and equipment, net	1,045,739	744,646
Goodwill	1,832,027	1,832,027
Patents, net	3,032,789	3,114,025
Long-term investment	666,667	666,667
Other assets	33,248	43,246
Total assets	$10,171,034	$11,526,894

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable	$2,810,120	$2,043,166
Convertible note	1,424,558	1,424,558
Capital lease-current portion	18,996	19,330
Warrant derivative liability	1,947,598	3,666,336
Deferred revenue	7,222,216	8,099,144
Accrued liabilities	1,055,104	1,242,876
Total current liabilities	14,478,592	16,495,410

Capital lease, less current portion	53,183	58,274
Deferred tax liability	773,195	805,768
Total liabilities	15,304,970	17,359,452

Commitments and contingencies (Note 16)

Stockholders’ deficit :
Series A preferred stock, $1.00 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding at March 31, 2010 and December 31, 2009;
(Liquidation preference of $1.2 million at March 31, 2010 and December 31, 2009)	10,950	10,950
Common stock, $0.33 par value: 100,000,000 shares authorized;
23,456,063 shares issued and outstanding at March 31, 2010 and December 31, 2009	7,740,501	7,740,501
Additional paid-in capital	45,158,560	44,834,321
Accumulated deficit	(58,043,947)	(58,418,330)
Total stockholders’ deficit	(5,133,936)	(5,832,558)
Total liabilities and stockholders’ deficit	$10,171,034	$11,526,894

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended March 31,
	2010	2009

Revenues	$2,364,819	$935,558
Cost of revenue	1,088,887	548,244
Gross profit	1,275,932	387,314

Operating expenses:
Research and development	33,331	112,297
Sales and marketing	994,116	649,012
General and administrative	1,651,861	2,551,444
Total operating expenses	2,679,308	3,312,753

Operating loss	(1,403,376)	(2,925,439)

Other income (expense)
Interest expense	(6,333)	(219,729)
Gain (loss) on change in fair value of warrant derivative liability	1,718,738	(414,021)
Other income	51,944	20
Total other income (expense)	1,764,349	(633,730)

Income (loss) before income taxes	360,973	(3,559,169)
Income tax benefit	32,573	32,360
Net income (loss)	393,546	(3,526,809)
Preferred dividends	(19,163)	(19,163)
Net income (loss) applicable to common shareholders	$374,383	$(3,545,972)

Income (loss) per common share
Basic	$0.02	$(0.21)

Diluted	$0.01	$(0.21)

Weighted average common shares outstanding:
Basic	23,456,063	17,197,872

Diluted	25,199,632	17,197,872

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2010		2009

Operating activities:

Net income (loss)		$393,546		$(3,526,809)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation		136,411		84,769
Amortization of patents		81,236		81,235
Amortization of debt discount		−−		118,258
Stock based compensation		324,239		225,045
Non-cash expense related to issuance of additional warrants		−−		1,297,200
(Gain) loss on change in fair value of warrant derivative liability		(1,718,738)		414,021
Change in deferred tax liability		(32,573)		(33,209)
Changes in operating assets and liabilities:
Accounts receivable		(94,397)		182,848
Inventories		(40,413)		165,410
Prepaid expenses		36,832		10,542
Other assets		9,997		−−
Accounts payable		766,954		(350,472)
Accrued liabilities		(187,772)		(8,723)
Deferred revenue		(876,928)		−−
Net cash used in operating activities		(1,201,606)		(1,331,885)

Investing activities:
Purchase of property and equipment		(437,504)		(22,051)
Net cash used in investing activities		(437,504)		(22,051)

Financing activities:
Proceeds from issuance of notes payable		−−		2,000,000
Capital lease principle payments		(5,424)		−−
Payments of preferred dividends		(19,163)		(19,163)
Net cash (used in) provided by financing activities		(24,587)		1,980,837

Net (decrease) increase in cash and cash equivalents		(1,663,697)		626,901
Cash and cash equivalents at beginning of period		3,446,726		296,185
Cash and cash equivalents at end of period		$1,783,029		$923,086

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$	−−		$16,753
Cash paid during the period for taxes		$12,570	$	−−
Non cash investing and financing activities:
Dividends accrued		$19,163		$19,163
Reclassification of accrued interest to notes payable	$	−−		$50,000
Debt discount recorded in connection with issuance of notes payable	$	−−		$1,311,311
Reclassification of warrant equities to derivative liability	$	−−		$3,989,878

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

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

2. LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. At March 31, 2010, the Company has an accumulated deficit of $58,043,947 and a working capital deficit of $10,918,028.  For the three month period ended March 31, 2010, the Company incurred an operating loss of $1,403,376 and generated negative cash flow from operating activities of $1,201,606.  The most recent report dated March 31, 2010 by our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2009 includes an explanatory paragraph in which they state that the significant recurring net losses through December 31, 2009 and the significant working capital deficit as of December 31, 2009 raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that existing cash resources, combined with projected cash flow from operations, will not be sufficient to fund the Company’s working capital requirements for the next three months, and that in order to continue to operate as a going concern it will be necessary to raise additional funds.

If the Company is unable to obtain the necessary financing it may have to severely curtail or even discontinue operations within the second quarter of 2010. No assurances, however, can be made that the Company will be successful in obtaining a sufficient amount of financing on acceptable terms or any financing to continue to fund its operations or that the Company will achieve profitable operations and positive cash flow.  The accompanying condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable sections of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to make the financial statements not misleading. The condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited financial statements. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Results of the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

Principles of Consolidation

The accompanying condensed consolidated interim financial statements for 2010 include the accounts of the Company and its subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

Use of Estimates

The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  These estimates and assumptions include, but are not limited to, assessing the following: the valuation of accounts receivable and inventory, impairment of goodwill and other intangible assets, the fair value of stock-based compensation and derivative liabilities, valuation allowance related to deferred tax assets, warranty obligations, provisions for returns and allowances and the determination of assurance of the collection of revenue arrangements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2010 presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Revenue Recognition

The Company recognizes revenue from the sale of products to end-users and distributors when persuasive evidence of a sale exists, the product is complete, tested and has been shipped which coincides with transfer of title and risk of loss, the sales price is fixed and determinable, collection of the resulting receivable is reasonably assured, there are no material contingencies and the Company does not have significant obligations for future performance.  When collectability is not reasonably assured, the Company defers the revenue until cash payment is received. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  Revenue is recorded net of any discounts or trade-in allowances given to the buyer.

•
Hardware Cost Reimbursement Revenues:  During fiscal year 2009, the Company began a program in which the scanners and related hardware used in the Safety-Sponge® System are provided to the hospitals without charge for their use. Prior to the third quarter of 2009, the Company’s business model included the sale of its SurgiCounter™ scanners and related software used in its Safety-Sponge® System to most hospitals that adopted the Company’s system.  Beginning with the third quarter of 2009, the Company modified its business model and began to provide its SurgiCounter™ scanners and related software to all hospitals at no cost when they adopt its Safety-Sponge® System.  Under the new supply and distribution agreement with Cardinal Health entered into in November 2009, the Company is reimbursed an agreed upon percentage of the cost of the scanners provided by the Company to hospitals that receive their surgical sponges and towels through Cardinal. Reimbursements received from Cardinal are initially deferred and are recognized as revenue on a pro-rata basis over the life of the specific hospital contract.  Because the Company no longer engages in direct SurgiCounter™ scanner sales, it generally anticipates only recognizing revenues associated with its SurgiCounter™ scanners in connection with reimbursement arrangements under its agreement with Cardinal Health.

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

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

•
Surgical Sponge Revenues:  The surgical products (sponges and towels) used in the Company’s Safety-Sponge® System are sold separately from the hardware and software described above and those products are not considered to be part of a multiple-element arrangement.  Accordingly, revenues related to the sale of products used in the Company’s Safety-Sponge® System are recognized in accordance with ASC 605-25 that addresses revenue recognition for multiple-element arrangements. Generally revenues from the sale of surgical products used in the Safety-Sponge® System are recognized upon shipment as most surgical products used in the Safety-Sponge® System are sold FOB shipping point.  In the event that terms of the sale are FOB customer, revenue is recognized at the time delivery to the customer has been completed. Advanced payments are classified as deferred revenue and recognized as product is shipped to the customer.

Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of revenue as incurred.  Revenue is reduced for any discounts or trade in allowances given to the buyer.

Recent Accounting Pronouncements

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

In January 2010, the FASB issued FASB ASU 2010-06, Improving Disclosures about Fair Value Measurements which clarifies certain existing disclosure requirements in ASC 820 as well as requires disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period after December 15, 2009. The Company’s adoption of this standard did not have any effect impact on the Company’s consolidated financial statements.

4. EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is determined by dividing the earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding. The Company complies with FASB ASC 260-10 Earnings Per Share (previously SFAS No. 128, Earnings per Share), which requires dual presentation of basic and diluted earnings (loss) per share on the face of the condensed consolidated statements of operations. Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if convertible preferred stock or notes, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

For the period ended March 31, 2010, the shares associated with the convertible note plus only the warrants and options that have a value in excess of the average stock price during the three months period ending March 31, 2010 are included in calculating diluted earnings per share. Because the effects of outstanding options, warrants and the conversion of convertible preferred stock and convertible note are anti-dilutive, shares of common stock underlying these instruments as shown below have been excluded from the computation of loss per common share for the period ended March 31, 2009

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2010	2009
Basic
Income (loss) available to common stockholders	$374,383	$(3,545,972)
Weighted average common shares outstanding (basic)	23,456,063	17,197,872
Basic income (loss) per common share	$0.02	$(0.21)

Diluted
Income (loss) available to common stockholders	$374,383	$(3,545,972)
Weighted average common shares outstanding	23,456,063	17,197,872
Assumed exercise of options	357,800	—
Assumed exercise of warrants	885,769	—
Assumed conversion of debt	500,000	—
Common and potential common shares	25,199,632	17,197,872
Diluted income (loss) per common share	$0.01	$(0.21)

Potentially dilutive securities outstanding at period end
excluded from diluted computation as they were anti-dilutive	13,005,513	19,687,942

5. INVENTORY

Inventory consists of the following:

	March 31,	December 31,
	2010	2009
Finished goods	$775,232	$734,819
Reserve for obsolescence	(168,996)	(168,996)
Total inventory, net	$606,236	$565,823

6. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
	March 31,	December 31,
	2010	2009
Computer software and equipment	$1,100,003	$1,097,181
Furniture and equipment	298,369	298,333
Hardware for customer use	823,686	394,861
Property and equipment, gross	2,222,058	1,790,375
Less: accumulated depreciation	(1,176,319)	(1,045,729)
Property and equipment, net	$1,045,739	$744,646

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

The furniture and equipment balance at March 31, 2010 includes $71,783 of office furniture acquired as part of the Newtown, PA sublease, which has been recorded as a capital lease, and which will be amortized over the term of the sublease through April 2013. Depreciation expense for the three months ended March 31, 2010 was $136,411.

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

The Company performs its annual impairment analysis of goodwill in the fourth quarter of each year according to the provisions of ASC- 350 Valuation Analysis (formerly SFAS 142, Goodwill and Other Intangible Assets). This statement requires that the Company perform a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment testing to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded.

During 2009, the Company conducted its annual test for impairment, at year-end and determined goodwill was not impaired.

Goodwill was $1,832,027 at March 31, 2010 and December 31, 2009.

Patents, net, consists of the following:

	March 31, 2010	December 31, 2009
Patents	$4,684,576	$4,684,576
Accumulated amortization	(1,651,787)	(1,570,551)
	$3,032,789	$3,114,025

The patents are subject to amortization over their estimated useful life of 14.4 years.  Amortization expense was $81,236 for the three months ended March 31, 2010 and 2009.

8. LONG-TERM INVESTMENTS

Long-term investments consists of the following:

	March 31, 2010	December 31, 2009
Alacra Corporation	$666,667	$666,667
Total	$666,667	$666,667

At March 31, 2010 and December 31, 2009, the Company had an investment in shares of Series F convertible preferred stock of Alacra, Inc. (“Alacra”), a global provider of business and financial information in New York, recorded at its cost of $666,667.  The Company has the right, to the extent that Alacra has sufficient available capital, to have the Series F convertible preferred stock redeemed by Alacra for face value beginning on December 31, 2006. During the year ended December 31, 2007, Alacra redeemed one-third of the Series F convertible preferred stock.  The Company expects to receive proceeds from the redemption of one-half of the current carrying value in 2010 and the remaining balance in 2011.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

9. CONVERTIBLE NOTE PAYABLE

Convertible Note

Convertible note consists of the following:

	March 31, 2010	December 31, 2009
Ault Glazer Capital Partners, LLC (a) *	$1,424,558	$1,424,558
Total convertible note	1,424,558	1,424,558
Less: current portion	(1,424,558)	(1,424,558)
Convertible note-long term portion	$—	$—

* Related Party (See Note 16)

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

During the three months ended March 31, 2010 and the fiscal year ended December 31, 2009, in light of the failure to satisfy the conditions of the Amendment and the Advancement, the Company did not accrue interest expense on the AG Capital Partners Convertible Note.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

10. ACCRUED LIABILITIES

Accrued liabilities consists of the following:

	March 31, 2010	December 31, 2009
Accrued lease liability	$7,547	$7,547
Accrued dividends on preferred stock	114,976	114,976
Accrued salaries	47,449	47,449
Accrued director’s fees	162,500	162,500
Contingent tax liability	671,600	740,726
Accrued commissions	—	13,200
Other	51,032	156,478
Total accrued liabilities	$1,055,104	$1,242,876

11. DEFERRED REVENUE

Deferred revenue consists of the following:

	March 31, 2010	December 31, 2009

Cardinal Health advance payment on purchase order	$6,925,491	$8,000,000

Scanner reimbursement revenue	292,142	99,144
Maintenance agreements	4,583	—
Total	$7,222,216	$8,099,144

In November 2009, the Company renewed its distribution arrangement with Cardinal Health through the execution of a new Supply and Distribution Agreement on November 19, 2009.  This new agreement has a five-year term and names Cardinal Heath as the exclusive distributor in the United States, Puerto Rico and Canada of current products used in the Company’s Safety-Sponge® System. In connection with the execution of the new supply and distribution agreement, Cardinal Health issued a $10,000,000 purchase order for products used in the Company’s Safety-Sponge® System, calling for deliveries over the 12-month period ending November 2010 and paid the Company $8,000,000 upon execution of the agreement as partial pre-payment for such products, and agreed to pay up to $2,000,000 directly to the Company’s supplier upon delivery of invoices for product delivered under the purchase order.  As of March 31, 2010, the Company shipped $1,074,509 of product covered under the $10,000,000 purchase order from Cardinal Health.

Prior to the third quarter of 2009, the Company’s business model included the sale of its SurgiCounter™ scanners and related software used in the Company’s Safety-Sponge® System to most hospitals that adopted its system.  Beginning with the third quarter of 2009, the Company modified its business model and began to provide its SurgiCounter™ scanners and related software to all hospitals at no cost when they adopt its Safety-Sponge® System. Under the new supply and distribution agreement with Cardinal Health entered into in November 2009, the Company is reimbursed an agreed upon percentage of the cost of the scanners provided by the Company to hospitals that receive their surgical sponges and towels through Cardinal. Reimbursements received from Cardinal are initially deferred and are recognized as revenue on a pro-rata basis over the life of the specific hospital contract.  Because the Company no longer engages in direct SurgiCounter™ scanner sales, it generally anticipates only recognizing revenues associated with its SurgiCounter™ scanners in connection with reimbursement arrangements under its agreement with Cardinal Health.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

12. STOCKHOLDERS’ DEFECIT

	Preferred Stock		Common Stock Issued		Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCES, December 31, 2009	10,950	10,950	23,456,063	7,740,501	44,834,321	(58,418,330)	(5,832,558)

Preferred dividend	−−	−−	−−	−−	−−	(19,163)	(19,163)
Stock-based compensation	−−	−−	−−	−−	324,239		324,239
Net income	−−	−−	−−	−−	−−	393,546	393,546
BALANCES, March 31, 2010	10,950	$10,950	23,456,063	$7,740,501	$45,158,560	$(58,043,947)	$(5,133,936)

13. WARRANTS AND WARRANT DERIVATIVE LIABILITY

The following table summarizes warrants to purchase common stock activity for the period ended March 31, 2010:

	Amount	Range of Exercise Price

Warrants outstanding December 31, 2009	8,064,978	$0.75 − 6.05
Issued	—	−
Cancelled/Expired	(295,125)	$2.00 – 5.27
Warrants outstanding March 31, 2010	7,769,853	$0.75 − 6.05

At March 31, 2010, stock purchase warrants will expire as follows:

	# of Warrants	Range of Exercise Price
2010	120,000	$2.00 − 6.05
2011	2,301,419	$0.75 − 4.50	*
2012	818,000	$2.00
2013	1,786,267	$0.75 − 1.40	*
2014	1,890,000	$1.82 − 4.00
2015	854,167	$1.25
Total	7,769,853	$0.75 − 6.05

* Included are certain warrants which contain anti-dilution rights if the Company grants or issues securities for less than exercise price.

Warrants Derivative Liability

At March 31, 2010,  a total of  2,567,686 warrants are classified as a derivative liability pursuant to guidance codified in FASB ASC 815-40, Derivatives and Hedging (previously EITF 07-5, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock).

At March 31, 2010, the estimated fair value of these warrants, based on a Black-Scholes option pricing model was $1,947,598, which is included in current liabilities in the accompanying condensed consolidated balance sheet. Based on the change in fair value of the warrant derivative liability, the Company recorded non-cash income of $1,718,738 for the three months ended March 31, 2010. The warrant fair values at March 31, 2010 were determined using the Black-Scholes valuation model using the closing price stock price at each date, volatility rate of 112-118%, risk free interest rates of 0.53-1.69%, and contractual lives equal to the remaining term of the warrants expiring as of each measurement date.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

14. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

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

Financial Instruments Measured at Fair Value on a Recurring Basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At March 31, 2010, the Company had outstanding warrants to purchase common shares of its stock that are classified as warrant derivative liabilities with a fair value of $1,947,598. The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them (See Note 13).

The table below sets forth a summary of changes in the fair value of the Company’s liability for the period ended March 31, 2010:

	January 1, 2010	Gain on change in fair value included in earnings	March 31, 2010
Warrant Derivative Liability	$(3,666,336)	$1,718,738	$(1,947,598)

Other Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values because of the short-term nature of these financial instruments.

The fair value of convertible debt is estimated to be $600,000 and $950,000 at March 31, 2010 and December 31, 2009, respectively, which is less than the carrying value of $1,424,558 at each of these dates.  As described in Note 9, the current terms of the convertible debt agreement provide for the full settlement of the outstanding note balance.  Accordingly, the fair values noted above were estimated based on market value of 500,000 shares of the Company’s common stock at March 31, 2010 and December 31, 2009.

The fair value of long-term investments reported using the cost method for which there are no quoted market prices has not been determined as a reasonable estimate of fair value could not be made without incurring excessive costs.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

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

All options that the Company granted during the three months ended March 31, 2010 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Three Months Ended March 31,
	2010	2009
Weighted average risk free interest rate	2.76%	1.67%
Weighted average life (in years)	6.0 years	2.42-4.38 years
Volatility	123%	105%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$1.39	$0.76

A summary of stock option activity for the three months ended March 31, 2010 is presented below:

Outstanding Options
Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2009(2)	5,821,000	$1.41	8.96	$4,301,385
Options Granted	680,000	$1.39	9.83
Exercised	—	—	—
Forfeited	(21,771)	$1.70
Cancelled	—	—
Balance at March 31, 2010	6,479,229	$1.37	8.83
Vested and exercisable as of March 31, 2010	2,506,832	$1.72	8.11	$388,723
Unvested as of March 31, 2010	3,972,397	$1.16	9.27	$938,562

1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.20 of the Company’s common stock at March 31, 2010.
2)	Includes 3,150,000 non-qualified options that were issued outside the 2005 and 2009 stock option plans.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements
The total grant date fair value of stock options granted during the three months ended March 31, 2010 and 2009 was $833,579 and $2,891,932, respectively.  For the three months ended March 31, 2001 and 2009, stock based compensation was $324,239 and $225,045, respectively.

As of March 31, 2010, there was $3,434,121 of unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 3.26 years. To the extent the forfeiture rate is different from what the Company anticipated; stock-based compensation related to these awards will be different from the Company’s expectations.

16. RELATED PARTY TRANSACTIONS

Convertible Note

As of March 31, 2010 and December 31, 2009, the Company had a convertible note issued to related parties with aggregate outstanding principal balances of $1,424,558 (See Note 9 to the condensed consolidated interim financial statements):

	March 31, 2010	December 31, 2009
Convertible Note:
Ault Glazer Capital Partners, LLC	$1,424,558	$1,424,558

A Plus International, Inc.

During the three months ended March 31, 2010 the Company recognized cost of revenues of approximately $1,105,408 in connection with the manufacture of surgical products used in the Safety-Sponge® System by A Plus International or A Plus. At March 31, 2010, the Company’s accounts payable included $1,935,290 owed to A Plus in connection with the purchase of surgical products used in the Safety-Sponge® System, $500,874 of which will be paid directly to A Plus by Cardinal Health pursuant to the new Supply and Distribution Agreement dated November 19, 2009.  Wenchen Lin, a Director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

17. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

During the three months ended March 31, 2010 and 2009, due to its exclusive distribution agreement with Cardinal Health, the Company had one customer that represented in excess of 97% and 70% of total revenues, respectively.  No other single customer accounted for more than 10% of total revenues in either period.

Suppliers

The Company relies primarily on a third-party supplier, A Plus, to supply all the surgical sponges and towels used in its Safety-Sponge® System. The Company also relies on a number of third parties to manufacture certain other components of its Safety-Sponge® System.  If A Plus or any of the Company’s other third-party manufacturers cannot, or will not, manufacture its products in the required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity.  Any interruption or delay in manufacturing could have a material adverse effect on the Company’s business and operating results.

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

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements
Segment and Related Information

The Company presents its business as one reportable segment due to the similarity in nature of products marketed, financial performance measures, methods of distribution and customer markets. The Company’s chief operating decision making officer reviews financial information on the Company’s patient safety products on a consolidated basis.

The following table summarizes revenues by geographic region. Revenues are attributed to countries based on customer location:

Three Months Ended March 31,	2010	2009

Revenues:
United States	$2,364,819	$935,558
Other	—	—
Total revenues	$2,364,819	$935,558

The following table summarizes revenues by product line.

Three Months Ended March 31,	2010	2009

Revenues:
Surgical sponges and towels	$2,339,487	$732,082
Scanners and related products	25,332	203,476
Total revenues	$2,364,819	$935,558

18.  COMMITMENTS AND CONTINGENCIES

Operating and Capital Lease

In November 2007, the Company entered into a 36 month lease agreement for approximately 4,000 square feet of office space in Temecula, CA which expires December 31, 2010.  Monthly lease payments for the remaining lease term of this lease are $9,757.  In December 2009, the Company entered into a 40 month sublease agreement for office space in Newtown, PA which expires in April 2013, at a fixed monthly total lease payment for the entire term of the lease of $11,576.  In connection with the Newtown, PA office sublease, the Company acquired certain office furniture valued at $100,000 from the building landlord for a nominal one-time payment.  Accordingly, a portion of the total monthly lease payment for this facility has been allocated to the acquisition of this furniture and recorded as a capital lease (See Note 6).

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

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements
As the Company determined that it is probable that it will be held liable for the amounts owed, and as the amount could be reasonably estimated, an accrual for the estimated liability, which is included in accrued liabilities as of March 31, 2010 and December 31, 2009, is $671,600 and $740,726, respectively.

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

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed another lawsuit against the Company, Sunshine and four other defendants affiliated with Winstar.  That lawsuit attempted to collect a federal default judgment of $5 million entered against two entities, Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against the Company and others under the doctrine of de facto merger.  The action was tried before a Los Angeles County Superior Court judge, without a jury, in 2008.  On August 5, 2009, the Superior Court issued a statement of decision in the Company’s favor, and on October 8, 2009, the Superior Court entered judgment in the Company’s favor, and judged plaintiffs’ responsible for $2,708.70 of the Company’s court costs.  On November 6, 2009, the plaintiffs filed a notice of appeal in the Superior Court of the State of California, County of Los Angeles Central District.  The Company has engaged appellate counsel, believes the plaintiff’s case to be without merit and intends to continue to defend the case vigorously. As loss is not deemed to be probable, no accruals have been made as of March 31, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the related notes thereto appearing elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes thereto and the description of our business appearing in our annual report on Form 10-K for the year ended December 31, 2009.    This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.”  Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements.   In evaluating these statements, you should specifically consider various factors, including, but not limited to, those set forth under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009.

Overview

We focus on the development, marketing and sales of products and services in the medical patient safety markets.  Our proprietary Safety-Sponge® System is a patented system of bar-coded surgical sponges, SurgiCounter™ scanners, and software applications integrated to form a comprehensive counting and documentation system.  This system is designed to eliminate the possibility of retained surgical sponges being unintentionally left inside of patients during surgical procedures by allowing faster and more accurate counting of surgical sponges.  We sell our Safety-Sponge® System to hospitals through our direct sales force, but rely on an exclusive distributor for the ongoing supply of our proprietary surgical sponge products to hospitals that have adopted our system.  Our business model consists of selling our unique surgical sponge products, which are manufactured for us by an exclusive supplier, on a recurring basis to those hospitals that have adopted our Safety-Sponge® System. One of the ways in which we differentiate our products from other competing products is by working closely with hospital personnel through education and implementation services. We currently sell our Safety-Sponge® System only in the United States and we had revenues of $2,364,819 for the three months ended March 31, 2010, which included $1,074,509 shipped to Cardinal Health (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”).  At March 31, 2010, we reached a milestone of having had a cumulative total of an estimated 28,750,000 sponges used in 1,150,000 procedures without a single undetected sponge left inside a surgical patient.

Sources of Revenues and Expenses

Revenues

Surgical Sponge Revenues.  We generate revenues primarily from the sale of surgical sponges used in our Safety-Sponge® System to our exclusive distributor, who then sells directly and through sub-distributors to hospitals that have adopted our Safety-Sponge® System.  We expect hospitals that adopt our Safety-Sponge® System to commit to its use and thus provide a recurring source of revenues from ongoing sales of surgical sponges and other products used in our system. We recognize revenues from the sale of surgical sponges upon shipment to our distributor because most of our surgical sponge sales are to our distributor, FOB shipping point.  Note that because of the way our sales cycle works there is a gap between the time we begin incurring costs associated with our new customer arrangements and when we begin generating revenues from such arrangements.

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

Prior to the third quarter of 2009, our business model included the sale of our SurgiCounter™ scanners and related software used in our Safety-Sponge® System to most hospitals that adopted our system.  Beginning with the third quarter of 2009, we modified our business model and began to provide our SurgiCounter™ scanners and related software to all hospitals at no cost when they adopt our Safety-Sponge® System.  Because we no longer engage in direct SurgiCounter™ scanner sales, we generally anticipate only recognizing revenues associated with our SurgiCounter™ scanners in connection with reimbursement arrangements under our agreement with Cardinal Health. Therefore, we do not expect that our SurgiCounter™ scanners will represent a sizable source of future revenues for us. Deferred scanner revenue associated with the reimbursement from Cardinal Health, will be recognized over the life of the specific hospital contract.

Cost of revenues

Our cost of revenues consists primarily of our direct product costs for surgical sponges and products from our exclusive third-party manufacturer.  We also include a reserve expense for obsolete and slow moving inventory in cost of revenues.  In addition, when we provide scanners to hospitals for their use (rather than sell), we include only the depreciation expense of the scanners in cost of revenues (not the full product cost).  We estimate the useful life of the scanners to be three years. However, should we sell the scanners to hospitals, our cost of revenues include the full product cost when shipped.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements.  Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates.  For additional information relating to these and other accounting policies, see Note 3 to our condensed consolidated interim financial statements, appearing elsewhere in this quarterly report on Form 10-Q.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance designed to improve disclosures about fair value measurements as well as disclosures related to significant transfers between each level and additional information about Level 3 activity.  This guidance begins phasing in the first fiscal period after December 15, 2009, and is effective as of March 31, 2010. Our adoption of this standard did not have any impact on the Company’s consolidated financial statements.

For additional discussion regarding these, and other recent accounting pronouncements, see Note 3 to our condensed consolidated interim financial statements, appearing elsewhere in this quarterly report on Form 10-Q.

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

To remedy these material weaknesses, we are implementing policies and procedures to formalize our period end close process as well as to address the application of our accounting policies to ensure conformity with GAAP.  We are also seeking to hire qualified personnel, or engage outside resources, as applicable, with appropriate knowledge/experience in the application of GAAP to complex accounting transactions and we are strengthening internal policies and procedures designed to ensure the accuracy and integrity of spreadsheets used in the financial reporting system.

For information regarding our evaluation of the effectiveness of our disclosure controls and procedures as well as any changes in our internal control over financial reporting, see “Controls and Procedures” below.

Factors Affecting Future Results

Cardinal Health Supply Agreement.   On November 19, 2009 we entered into a new exclusive Supply and Distribution Agreement with Cardinal Health.  Cardinal Health is the exclusive distributor of current products used in our proprietary Safety-Sponge® System in the United States, Puerto Rico and Canada.  In connection with the execution of the new supply and distribution agreement, Cardinal Health issued a $10,000,000 stocking purchase order or First Forward Order, paid us $8,000,000 in cash as a partial prepayment of the First Forward Order and agreed to pay $2,000,000 directly to A Plus, our exclusive manufacturer, upon delivery of product to Cardinal Health.  Because we did not ship any product pursuant to the First Forward Order in 2009, all $10,000,000 of incremental revenue from the First Forward Order is expected to be recognized in 2010.  In addition, Cardinal Health agreed to issue a $5,000,000 stocking purchase order or Second Forward Order before the end of the third quarter 2010 if certain milestones are achieved.  If the Second Forward Order is issued, Cardinal Health will pay us $4,000,000 in cash as a partial prepayment of the Second Forward Order and pay $1,000,000 directly to A Plus upon delivery of product to Cardinal Health.  Assuming the Second  Forward Order is issued and we can meet our delivery requirements, we expect to have minimum incremental revenue of $10,500,000 in 2010, with the remaining $4,500,000 from the Second  Forward Order recognized when product is shipped in 2011 in accordance with the agreement.  Because of this arrangement, we expect that our reported revenues for 2010 will be at a significantly higher level than that which would be reflected based on sales by our exclusive distributors’ to its end-user hospital customers.  In contrast, we anticipate that our revenues for 2011 and 2012 will be at levels below actual sales by our exclusive distributors’ to its end-user hospital customers because we anticipate that Cardinal Health will satisfy customer demand, in part, by working down this inventory.

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

Reduction in Hardware Sales – Effect on Revenues and Cost of Revenues.  Prior to the third quarter of 2009, our business model included the sale of our SurgiCounter™ scanners and related software used in our Safety-Sponge® System to most hospitals that adopted our system.  Beginning with the third quarter of 2009, we modified our business model and began to provide our SurgiCounter™ scanners and related software to all hospitals at no cost when they adopt our Safety-Sponge® System.  Because we no longer engage in direct SurgiCounter™ scanner sales and generally anticipate only recognizing revenues associated with our SurgiCounter™ scanners in connection with reimbursement arrangements under our agreement with Cardinal Health, we do not expect our SurgiCounter™ scanners to continue to represent a sizable source of revenues for our company. Notably, for the three months ended March 31, 2010, surgical sponge sales accounted for 98.9% of our revenues, and sales of hardware accounted for 1.1%, compared to 78.3% and 21.7% for the same period in 2009, respectively.  In addition to its effect on our revenue, this change in our business model also affected our costs of revenues because rather than recognizing the full product cost for all SurgiCounter™ scanners at the time of shipment in our cost of revenues, we now recognize only the depreciation expense for those SurgiCounter™ scanners that we have provided to certain hospitals for their use at no cost.  This business model change led to a significant improvement in our gross margin in the year ended December 31, 2009 based on the shift in product mix resulting in a significantly higher percentage of surgical sponge sales, which are sold at a higher margin than our SurgiCounter™ scanners included in our cost of revenue.  Going forward, we anticipate that the shift in product mix and anticipated increase in volume of surgical sponge sales will more than offset the effects of including depreciation expense for the scanners in cost of revenue without generating the corresponding revenue from the sale of the scanner.

Results of Operations

Three Months Ended March 31, 2010 Compared to Three Ended March 31, 2009

Revenues

We had revenues of $2,364,819, which included $1,074,509 shipped to Cardinal Health under the First Forward Order (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”) for the three months ended March 31, 2010.  Therefore, actual hospital consumption revenue which is defined as total revenue less the First Forward Order was $1,290,310 for the three months ended March 31, 2010, an increase of 37.9% compared to $935,558 for the same period in 2009.   In the three months ended March 31, 2010, surgical sponge sales accounted for 98.9% of revenues, and sales of hardware accounted for 1.1%, compared to 78.3% and 21.7% for the same period in 2009, respectively.  The primary reason for the increase in revenues was an increase in sales of surgical sponges used in our Safety-Sponge® System and the shipment of product to Cardinal Health. The increase in sales activity was attributable to an upgraded sales force and changes made in our sales program, including the indemnification program and providing scanners and associated software at no additional cost to our end-user hospital customers.

Cost of revenues

Cost of revenues increased by $540,643 or 98.6%, to $1,088,887 for the three months ended March 31, 2010 from $548,244 for the same period in 2009.  The primary reason for the increase in costs was an increase in sales of our products used in our Safety-Sponge® System, reflecting an increase in the number of hospitals that have adopted and implemented our system, along with $500,874 associated with the shipment of product to Cardinal Health (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”).  The increase in costs associated with the increase in sales of products more than offset the decrease in costs that resulted from the change in our business model with respect to the provision of our SurgiCounter™ scanners, which resulted in approximately $824,000 of cost now being depreciated and recognized over the life of the hardware.

Gross profit

We had gross profit of $1,275,932 for the three months ended March 31, 2010, an increase of $888,618, or 229.4%, compared to $387,314 in the same period in 2009.  The primary reason for the increase in gross profit during the three months ended March 31, 2010, was the higher revenue growth achieved, combined with the shift in product mix, resulting in a significantly higher percentage of surgical sponge sales, which are sold at a higher margin than our SurgiCounter™ scanners.  We had gross margin of 53.9% for the three months ended March 31, 2010, compared to 41.4% for the same period in 2009, which improvement is primarily attributable to our change in business model, and partially offset by the increase in customer rebates that did not exist in the same period in 2009.

Operating expenses

We had total operating expenses of $2,679,308 for the three months ended March 31, 2010, a decrease of $633,445, or 19.1%, compared to $3,312,753 in the same period in 2009.  The decrease in operating expense was due to $1,297,200 of warrant expense relating to the January 2009 debt financing included in the three months ended March 31, 2009 not present in the current period, offset by an increase in sales and marketing expenses, which include clinical implementation related expenses in connection with expanded adoption of our Safety-Sponge® System.  A portion of the increase is also due to increased general and administrative expenses, which increased primarily as a result of increased personnel-related expenses and warrant and stock based compensation expenses.

Research and development expenses

We had research and development expenses of $33,331 for the three months ended March 31, 2010, a decrease of $78,966, or 70.3%, compared to $112,297 in the same period in 2009.  The primary reason for the decrease was a reduction in third party development expenses and a reclassification of certain personnel-related expenses into sales and marketing expenses.

Sales and marketing expenses

We had sales and marketing expenses of $994,116 for the three months ended March 31, 2010, an increase of $345,104, or 53.2%, compared to $649,012 in the same period in 2009.  The primary reason for the increase in sales and marketing expenses was an increase in personnel, travel and trade show related expenses, along with increased clinical implementation related expenses, which increased in connection with expanded adoption of our Safety-Sponge® System.

General and administrative expenses

We had general and administrative expenses of $1,651,861 for the three months ended March 31, 2010, a decrease of $899,583, or 35.3%, compared to $2,551,444 in the same period in 2009.  The decrease in general and administrative expense was due to $1,297,200 warrant expense relating to the January 2009 debt financing, offset by an increase in personnel related expenses, such as salaries, benefits, travel and equity based compensation expenses, along with an increase in legal and other professional services.

Total other income (expense)

We had total other income of $1,764,349 for the three months ended March 31, 2010, compared to total other expense of $633,730 in the same period in 2009.  The primary reason for the change was a significant decrease in the fair value of our warrant derivative liability, which resulted in income of $1,718,738 in the three months ended March 31, 2010, compared to a loss of $414,021 in the same period in 2009.  This liability, and the related expense, increases and decreases as a direct result of fluctuations in the price of our common stock, which trades on the over the counter market.  Excluding the effects of the changes in the fair value of our warrant derivative liability, our other expense decreased, primarily due to a significant decrease in our interest expense, which decreased due to the reduction in our outstanding indebtedness at March 31, 2010 compared to the same period in 2009.

Provision for Income Taxes

We had a $32,573 tax benefit for the three months ended March 31, 2010, compared to a $32,360 tax benefit for the same period in 2009.  The tax benefit relates to the amortization of the Company’s patent portfolio.

Net income (loss)

For the foregoing reasons, we had net income of $393,546 for the three months ended March 31, 2010 compared to a net loss of $3,526,809 for the same period in 2009.

Financial Condition, Liquidity and Capital Resources

We had cash and cash equivalents of $1,783,029 at March 31, 2010 compared to $3,446,726 at December 31, 2009, and total current liabilities of $14,478,592 at March 31, 2010 compared to $16,495,410 at December 31, 2009. As of March 31, 2010 we had a working capital deficit of approximately $10,918,028, of which $6,925,491 and $1,947,598 are associated with deferred revenue relating to the partial prepayment from Cardinal Health and the warrant derivative liability, respectively.

Our principal sources of cash have included the issuance of equity and debt securities. We expect that as our revenues grow, our operating expenses will continue to grow and, as a result, we will need to generate significant additional net revenues to achieve profitability and cash flow from operations.  Our sales cycle requires that we incur significant expenses in advance of the time we generate revenues from our new customer arrangements. Thus, as our business grows and we expand our customer base, our cash needs will increase prior to the time we generate cash from such new customer arrangements.  As such, we do not believe that our current cash and cash equivalents will be adequate to fund our projected operating requirements for the next three months.  Although we engaged in a financing transaction in July 2009 that resulted in the receipt of $1,706,143 in cash in the third quarter of 2009, and repaid a significant amount of indebtedness in December 2009 following receipt of $8,000,000 in cash in November 2009 from Cardinal Health in connection with its prepayment of a $10,000,000 purchase order (see “—Factors Affecting Future Results—Cardinal Health Supply Agreement” above), we must still obtain additional financing in order to  achieve profitable operations of the scale required to provide a sufficient source of operating capital.  If we are unable to obtain this additional financing, the absence of capital will have a material adverse impact on our business and operations during the second quarter of 2010, which may include a severe curtailment or even discontinued operations.  No assurances, however, can be made that we will be successful in obtaining a sufficient amount of financing on acceptable terms or any financing to continue to fund our operations or that we will achieve profitable operations and positive cash flow.

Operating activities

We used $1,201,606 of net cash from operating activities in the three months ended March 31, 2010.  Non-cash adjustments to reconcile net income to net cash used in operating activities plus changes in operating assets and liabilities used $1,595,150 of cash for the three months ended March 31, 2010.  These significant non-cash adjustments primarily reflect the stock and warrant based compensation to employees and directors and adjustments to reflect the change in fair value of our warrant derivative liability, along with activity relating to shipments to Cardinal Health

Investing activities

We used $437,504 of net cash in investing activities during the three months ended March 31, 2010, primarily for the purchase of scanners and related hardware used in our Safety Sponge® System.

Financing activities

We used $24,587 of net cash from financing activities in the three months ended March 31, 2010, for the payment of preferred stock dividends and our capital lease obligations.

Description of Indebtedness

At March 31, 2009, we had aggregate indebtedness of $1,424,558 pertaining to the Ault Glazer Capital Partners LLC note as described below.
Ault Glazer Capital Partners, LLC

On September 5, 2008, we entered into an Amendment and Early Conversion of Secured Convertible Promissory Note or Amendment, with Ault Glazer Capital Partners, LLC, or Ault Glazer, to modify the terms of our outstanding $2,530,558 convertible secured promissory note (issued to Ault Glazer effective as of June 1, 2007). This convertible secured note was to have matured on December 31, 2010, bore interest at a rate of 7% per annum, was convertible into shares of our common stock at $2.50 per share in certain circumstances, and was secured by all of our assets.  Under the amendment, we agreed to pay Ault Glazer $450,000 in cash and, contingent upon satisfaction of certain conditions by Ault Glazer, convert the remaining balance of the convertible secured note into 1,300,000 shares of our common stock.  Notably, one condition was that Ault Glazer transfers certain leases from our name into its name.  On September 12, 2008, we entered into an Agreement for the Advancement of Common Stock Prior to Close of the Amendment and Early Conversion of Secured Convertible Promissory Note or Advancement, whereby we agreed to issue shares of our common stock to Ault Glazer in advance of its satisfaction of the conditions for the conversion of the convertible secured note that were set out in the amendment agreement. As of the date of this quarterly report on Form 10-Q, we have paid Ault Glazer $450,000 in cash and issued Ault Glazer an aggregate 800,0000 shares of our common stock, valued at $656,000 in settlement of the note in advance of conversion of the note.  Ault Glazer has not yet satisfied the conditions set out in the amendment and the issuance of the remaining shares of our common stock to Ault Glazer remains contingent upon its satisfaction of such conditions.  In light of the Amendment agreement and issuance of shares pursuant to the Advancement, we are no longer incurring interest expense on this convertible secured promissory note.  As of March 31, 2010, the outstanding principal balance on this note was $1,424,558.  For further information relating to this note, see Note 9 to our condensed consolidated interim financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Ault Glazer is controlled by Milton “Todd” Ault III, our former Chairman and Chief Executive Officer, and Louis Glazer, M.D. Ph.G, a Director of our company. Dr. Glazer currently has a significant beneficial ownership interest in our common and preferred stock.

Investment Portfolio

At March 31, 2010, we had an investment in preferred stock of Alacra Corporation, with a carrying value of $666,667, which represented 6.5% of our total assets at March 31, 2010.  In December 2007, we received proceeds of $333,000 from the redemption of one-third of our initial $1,000,000 investment.  In accordance with the terms of our investment, we have exercised our right to put back our remaining preferred stock to Alacra, and based on discussions with Alacra management, we anticipate redemption and subsequent receipt of funds in the fourth quarters of 2010 and 2011, respectively. As there is no readily determinable fair value of the Alacra preferred stock, we account for this investment under the cost method.  For additional information relating to this investment, see Note 8 to our condensed consolidated interim financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Related Party Transactions

Ault Glazer Capital Partners, LLC is controlled by Milton “Todd” Ault III, our former Chairman and Chief Executive Officer, and Louis Glazer, M.D. Ph.G.  Dr. Glazer is a member of our Board of Directors and currently has a significant beneficial ownership interest in our common and preferred stock. For further information relating to this note, see Note 9 to our condensed consolidated interim financial statements appearing elsewhere in this quarterly report on Form 10-Q.

We have an exclusive supply agreement for surgical sponges used in our Safety-Sponge® System with A Plus International Inc). Wenchen Lin, a member of our Board of Directors, is a founder and significant beneficial owner of A Plus.  In addition, Mr. Lin has participated in equity financings of our company.  During the three months ended March 31, 2010, our cost of revenue included $1,105,408in connection with this supply arrangement, and our accounts payable included $1,935,290 at March 31, 2010, payable to A Plus under this supply agreement, which includes $500,874 that will be paid directly to A Plus by Cardinal Health (see “—Factors Affecting Future Results—Cardinal Health Supply Agreement” above).

From time to time, we may use the services of an aircraft owning partnership principally owned by Steven H. Kane, our Chief Executive Officer for air travel.  During the three months ended March 31, 2010 and 2009, there were no expenses related to the use such air travel services.

For additional information relating to these and other related party transactions, see Note 16 to our condensed consolidated interim financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of March 31, 2010, other than our office leases and employment agreements with key executive officers, we had no material commitments other than the liabilities reflected in our condensed consolidated interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4(T). CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective at the reasonable assurance level discussed above because the material weaknesses in our internal control over financial reporting described below identified in our assessment of internal control over financial reporting as of December 31, 2009 had not been fully remediated.

Notwithstanding the conclusion that our disclosure controls and procedures were not effective as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that the consolidated financial statements and other information contained in this quarterly report present fairly, in all material respects, our business, financial condition and results of operations.

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

To remedy these material weaknesses, we are implementing policies and procedures to formalize our period end close process as well as to address the application of our accounting policies to ensure conformity with GAAP.  We are also seeking to hire qualified personnel, or engage outside resources, as applicable, with appropriate knowledge/experience in the application of GAAP to complex accounting transactions and we are strengthening internal policies and procedures designed to ensure the accuracy and integrity of spreadsheets used in the financial reporting system.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

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
________________
 *           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.
Date: May 14, 2010	By: /s/ Steven H. Kane
Steven H. Kane, President and Chief
Executive Officer

Date: May 14, 2010	By: /s/ Marc L. Rose
Marc L. Rose, Vice President,
Chief Financial Officer, Treasurer
and Corporate Secretary