Form 10-Q
period 2010-06-30
Patient Safety Technologies, Inc
filed 2010-08-16
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

The number of outstanding shares of the registrant’s common stock, par value $0.33 per share, as of August 13, 2010 was 23,456,063.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2010

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements in this quarterly report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “seeks,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions.  Our forward-looking statements relate to future events or our future performance and include, but are not limited to, plans, objectives, expectations and intentions. Other statements contained in this report that are not historical facts are also forward-looking statements.

We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. Although we believe that the plans, objectives, expectations and intentions reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future.  Accordingly, we cannot guarantee that our plans, objectives, expectations or intentions will be achieved.  Our actual results, performance (financial or operating) or achievements could differ from those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control.  These factors include, but are not limited to, those described under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 filed on March 31, 2010 and amended on April 30, 2010, including without limitation the following:

•	our need for additional financing to support our business;

•	the early stage of adoption of our Safety-Sponge® System and the need to expand adoption of our Safety-Sponge® System;

•	any failure of our new management team and Board of Directors to operate effectively;

•	our reliance on third-party manufacturers, some of whom are sole-source suppliers, and on our exclusive distributor; and

•	any inability to successfully protect our intellectual property portfolio.

The risks included in our filings are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Unless otherwise indicated, all statements presented in this quarterly report on Form 10-Q regarding cumulative number of surgical sponges used and numbers of procedures are internal estimates only.

Safety-Sponge®, SurgiCounter™ and Citadel™, among others, are registered or unregistered trademarks of Patient Safety Technologies, Inc. (including its subsidiary).

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,591,755	$3,446,726
Restricted cash	651,223	—
Accounts receivable	532,798	906,136
Inventories, net	1,179,826	565,823
Prepaid expenses	122,445	207,598
Total current assets	7,078,047	5,126,283

Property and equipment, net	873,131	744,646
Goodwill	1,832,027	1,832,027
Patents, net	2,951,554	3,114,025
Long-term investment	666,667	666,667
Other assets	42,671	43,246
Total assets	$13,444,097	$11,526,894

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$1,726,325	$2,043,166
Convertible note	1,424,558	1,424,558
Capital lease-current portion	—	19,330
Warrant derivative liability	996,388	3,666,336
Deferred revenue	6,416,818	8,099,144
Accrued liabilities	1,334,277	1,242,876
Total current liabilities	11,898,366	16,495,410

Capital lease, less current portion	—	58,274
Deferred tax liability	740,622	805,768
Total liabilities	12,638,988	17,359,452

Commitments and contingencies (Note 20)

Stockholders’ equity:
Series A preferred stock, $1.00 par value, cumulative 7% dividend: 1,000,000 shares authorized; 10,950 issued and outstanding at June 30, 2010 and December 31, 2009; (Liquidation preference of $1.2 million at June 30, 2010 and December 31, 2009)	10,950	10,950
Series B convertible preferred stock, $1.00 par value, cumulative 7% dividend: 150,000 shares authorized; 60,067 issued and outstanding at June 30, 2010 and 0 issued and outstanding at December 31, 2009; (Liquidation preference of $6.0 million at June 30, 2010 and $0 at December 31, 2009)	60,067	−
Common stock, $0.33 par value: 100,000,000 shares authorized; 23,456,063 shares issued and outstanding at June 30, 2010 and December 31, 2009	7,740,501	7,740,501
Additional paid-in capital	51,113,594	44,834,321
Accumulated deficit	(58,120,003)	(58,418,330)
Total stockholders’ equity (deficit)	805,109	(5,832,558)
Total liabilities and stockholders’ equity (deficit)	$13,444,097	$11,526,894

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$3,765,517	$1,027,605	$6,130,337	$1,963,605
Cost of revenue	1,790,360	618,562	2,879,248	1,167,562
Gross profit	1,975,157	409,043	3,251,089	796,043

Operating expenses:
Research and development	97,972	85,581	131,302	198,581
Sales and marketing	828,445	553,225	1,822,562	1,202,225
General and administrative	2,076,776	1,359,848	3,728,638	3,910,848
Total operating expenses	3,003,193	1,998,654	5,682,502	5,311,654

Operating loss	(1,028,036)	(1,589,611)	(2,431,413)	(4,515,611)

Other income (expense)
Interest expense	(796)	(219,733)	(13,042)	(439,733)
Gain (loss) on change in fair value of warrant derivative liability	951,210	(2,155,119)	2,669,949	(2,570,119)
Other income (expense)	(5,075)	—	52,782	—
Total other income (expense)	945,339	(2,374,852)	2,709,689	(3,009,852)

Income (loss) before income taxes	(82,697)	(3,964,463)	278,276	(7,525,463)
Income tax benefit	32,573	30,719	65,146	64,719
Net income (loss)	50,124	(3,933,744)	343,422	(7,460,744)
Preferred dividends	(25,932)	(19,325)	(45,095)	(38,325)
Net income (loss) applicable to common shareholders	$(76,056)	$(3,953,069)	$298,327	$(7,499,069)

Income (loss) per common share
Basic	$(0.00)	$(0.23)	$0.01	$(0.44)

Diluted	$(0.00)	$(0.23)	$0.01	$(0.44)

Weighted average common shares outstanding:
Basic	23,456,063	17,197,872	23,456,063	17,197,872

Diluted	23,456,063	17,197,872	24,895,607	17,197,872

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:

Net income (loss)	$343,422	$(7,460,744)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	277,779	170,360
Amortization of patents	162,471	162,471
Amortization of debt discount	—	247,124
Stock based compensation	804,525	571,782
Gain on reduction of contingent tax liability	(427,700)	—
Loss on abandonment of lease	371,942	—
Loss on capital lease write-off	3,917	—
Non-cash expense related to issuance of additional warrants	—	1,297,200
Non-cash interest	—	61,000
(Gain) loss on change in fair value of warrant derivative liability	(2,669,949)	2,569,000
Change in deferred tax liability	(65,146)	(64,319)
Inventory valuation allowance	—	106,059
Changes in operating assets and liabilities:
Accounts receivable	373,338	230,352
Inventories	(614,003)	(563,059)
Prepaid expenses	85,153	(32,243)
Other assets	575	7,826
Accounts payable	683,158	860,630
Accrued liabilities	147,158	(155,410)
Deferred revenue	(1,682,326)	—
Net cash used in operating activities	(2,205,686)	(1,991,971)

Investing activities:
Purchase of property and equipment	(472,226)	(14,768)
Net cash used in investing activities	(472,226)	(14,768)

Financing activities:
Proceeds from issuance of notes payable	—	2,000,000
Proceeds from issuance of convertible preferred stock	5,000,000	—
Payments for stock issuance costs	(471,955)
Capital lease principle payments	(15,556)	—
Payments of preferred dividends	(38,325)	(38,325)
Transfer to restricted cash in connection with tax escrow account	(651,223)	—
Net cash provided by financing activities	3,822,941	1,961,675

Net increase (decrease) in cash and cash equivalents	1,145,029	(45,064)
Cash and cash equivalents at beginning of period	3,446,726	296,185
Cash and cash equivalents at end of period	$4,591,755	$251,121

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$36,000
Cash paid during the period for taxes	$16,113	$—
Non cash investing and financing activities:
Issuance of convertible preferred stock for accounts payable	$1,000,000	$—
Dividends accrued	$45,028	$38,325
Reduction of fixed assets based on write-off of capital lease	$62,048	$—
Reclassification of accrued interest to notes payable	$—	$94,000
Debt discount recorded in connection with issuance of notes payable	$—	$1,311,311
Reclassification of warrant equities to derivative liability	$—	$4,240,000

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

1. DESCRIPTION OF BUSINESS

Patient Safety Technologies, Inc. is a Delaware corporation, and its operations are conducted through its wholly-owned operating subsidiary, SurgiCount Medical, Inc. (“SurgiCount”), a California corporation. References to the "Company" include references Patient Safety Technologies, Inc. and SurgiCount, unless the context otherwise requires.

The Company’s operating focus is the development, marketing and sales of products and services focused in the medical patient safety markets.  The SurgiCount Safety-Sponge® System is a patented system of bar-coded surgical sponges, SurgiCounter™ scanners, and software applications integrated to form a comprehensive counting and documentation system.  This system is designed to reduce the number of retained surgical sponges unintentionally left inside of patients during surgical procedures by allowing faster and more accurate counting of surgical sponges.

2. LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. At June 30, 2010, the Company has an accumulated deficit of $58,120,003 and a working capital deficit of $4,820,319.  For the six month period ended June 30, 2010, the Company incurred an operating loss of $2,431,413 and generated negative cash flow from operating activities of $2,205,686.  The most recent report dated March 31, 2010 by the Company’s independent registered public accounting firm on our consolidated financial statements as of and for the years ended December 31, 2009 and 2008 includes an explanatory paragraph in which our independent registered public accounting firm states that the significant recurring net losses through December 31, 2009 and the significant working capital deficit as of December 31, 2009 raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes existing cash resources, as augmented by the Company’s June 2010 financing, combined with projected cash flow from operations, will be sufficient to fund the Company’s working capital requirements into the first quarter of 2011and in order to continue to operate as a going concern it will be necessary to raise additional funds.  The Company believes that it will be able to obtain such financing and that, if necessary, additional cost-cutting measures could be implemented to extend the Company’s ability to operate its core business even if financing is not timely available.  However, no assurances can be made that the Company will be successful in obtaining a sufficient amount of financing on acceptable terms (or any financing) to continue to fund its operations or that it will achieve profitable operations and positive cash flow.  In addition, no assurance can be made that any additional cost cutting measures, if implemented, would materially extend the Company’s ability to operate without procuring additional financing.  The accompanying condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable sections of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to make the financial statements not misleading. The condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited financial statements. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Results of the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

•
Hardware Cost Reimbursement Revenues:  Beginning with the third quarter of 2009, the Company modified its business model and began to offer its SurgiCounter™ scanners and related hardware and software to all hospitals at no cost when they adopt its Safety-Sponge® System.  Prior to the third quarter of 2009, the Company’s business model included the sale of its SurgiCounter™ scanners and related hardware and software used in its Safety-Sponge® System to most hospitals that adopted the Company’s system.  Under the supply and distribution agreement with Cardinal Health entered into in November 2009, the Company is reimbursed an agreed upon percentage of the cost of the scanners provided by the Company to hospitals that receive their surgical sponges and towels through Cardinal Health. Reimbursements received from Cardinal Health are initially deferred and are recognized as revenue on a pro-rata basis over the life of the specific hospital contract.  Because the Company no longer engages primarily in direct SurgiCounter™ scanner and related hardware sales, except in certain customer specific situations, it generally anticipates only recognizing revenues associated with its SurgiCounter™ scanners in connection with reimbursement arrangements under its agreement with Cardinal Health.

•
Hardware, Software and Maintenance Agreement Revenues: Because the software included in the Company’s SurgiCounter™ scanner is not incidental to the product being sold, the sale of the software falls within the scope of Accounting Standards Codification (“ASC”) ASC 985-605, formerly Statement of Position (“SOP”) 97-2.  The SurgiCounter™ scanner is considered to be a software-related element, as defined in ASC 985-605, because the software is essential to the functionality of the scanner, and the maintenance agreement, which provides for product support including unspecified product upgrades and enhancements developed by the Company during the period covered by the agreement, is considered to be post-contract customer support (“PCS”) as defined in ASC 985-605.  These items are considered to be separate deliverables within a multiple-element arrangement, and based on the fact that there is vendor specific objective evidence for the non-delivered element the total price of this arrangement is allocated to each respective deliverable based on the residual fair value of each element, and recognized as revenue as each element is delivered. For the hardware and software elements, delivery is generally considered to be at the time of shipment where terms are FOB shipping point.  In the event that terms of the sale are FOB customer, the delivery is considered to occur at the time that delivery to the customer has been completed.  Delivery with respect to the initial one-year maintenance agreement is considered to occur on a monthly basis over the term of the one-year period, and revenues related to this element are recognized on a pro-rata basis during this period.

•
Surgical Sponge Revenues:  The surgical products (sponges and towels) used in the Company’s Safety-Sponge® System are sold separately from the hardware and software described above, and those products are not considered to be part of a multiple-element arrangement.  Accordingly, revenues related to the sale of products used in the Company’s Safety-Sponge® System are recognized in accordance with ASC 605-25 that addresses revenue recognition for multiple-element arrangements. Generally revenues from the sale of surgical products used in the Safety-Sponge® System are recognized upon shipment as most surgical products used in the Safety-Sponge® System are sold FOB shipping point.  In the event that terms of the sale are FOB customer, revenue is recognized at the time delivery to the customer has been completed. Advanced payments are classified as deferred revenue and recognized as product is shipped to the customer.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-13, Multiple Deliverable Revenue Arrangements, which addresses the accounting for multiple deliverable arrangements to enable vendors to account for products and services (deliverables) separately rather than as a combined unit. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The impact of this accounting update on the Company’s consolidated financial statements has not been evaluated.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 20): Improving Disclosures about Fair Value Measurements.” This ASU provides clarification regarding existing disclosures and requires additional disclosures regarding fair value measurements. Specifically, the guidance now requires reporting entities to disclose the amounts of significant transfers between levels and the reasons for the transfers. In addition, the reconciliation should present separate information about purchases, sales, issuances and settlements. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value. The new standard was effective for reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements which is not effective until reporting periods beginning after December 15, 2010. There were no transfers into or out of Level 1 or Level 2 of the fair value hierarchy during the six months ended June 30, 2010. Adoption of the not yet effective section of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

4. RESTRICTED CASH

Restricted cash at June 30, 2010 consists of cash held in an escrow account pursuant to the Tax Escrow Agreement which was established during the quarter ended June 30, 2010 in connection with the Convertible Preferred Stock financing transaction (See Note 20).  Cash held in the escrow account is invested in the escrow agent’s insured money market account and any income earned on such funds is added to the balance held in escrow. In accordance with the terms of the Tax Escrow Agreement, funds held in the escrow account may be released to pay tax claims by federal or state taxing authorities, or in the event that the Company’s estimated contingent tax liability, as reflected in its periodic reporting on either Form 10-Q or 10-K, is reduced for reasons other than actual payment of tax claims, subject to compliance with specific provisions of the agreement.  During the quarter ended June 30, 2010 the contingent tax liability was reduced by $427,700 based primarily on the expiration of the federal statute of limitations relating to certain 2006 income.  Based on this reduction in the contingent tax liability, the Company expects that $427,700 will be released from the escrow account during the quarter ending September 30, 2010.

5. EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is determined by dividing the earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding. The Company complies with FASB Accounting Standards Codification (“ASC”) 260-10 Earnings Per Share (previously SFAS No. 128, Earnings per Share), which requires dual presentation of basic and diluted earnings (loss) per share on the face of the condensed consolidated statements of operations. Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if convertible preferred stock or notes, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

For the three and six months ended June 30, 2010, the shares associated with the convertible note plus only the warrants and options that have a conversion/exercise price in excess of the average stock price during the three and six month periods ending June 30, 2010, respectively, are included in calculating diluted earnings per share. Because the effects of outstanding options, warrants and the convertible note that have conversion/exercise prices in excess of the average stock price during the three and six month periods ended June 30, 2010, are anti-dilutive, shares of common stock underlying these instruments as shown below have been excluded from the computation of loss per common share for the three and six months ended June 30, 2009, respectively.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic
Income (loss) available to common stockholders	$(76,056)	$(3,953,069)	$298,327	$(7,499,069)
Weighted average common shares outstanding (basic)	23,456,063	17,197,872	23,456,063	17,197,872
Basic income (loss) per common share	$(0.00)	$(0.23)	$0.01	$(0.44)

Diluted
Income (loss) available to common stockholders	$(76,056)	$(3,953,069)	$298,327	$(7,499,069)
Weighted average common shares outstanding	23,456,063	17,197,872	23,456,063	17,197,872
Assumed issuance of restricted stock	—	—	75,000	—
Assumed exercise of options	—	—	695,335	—
Assumed exercise of warrants	—	—	169,209	—
Assumed conversion of debt	—	—	500,000	—
Common and potential common shares	23,456,063	17,197,872	24,895,607	17,197,872
Diluted income (loss) per common share	$(0.00)	$(0.23)	$0.01	$(0.44)

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were anti-dilutive	8,241,917	19,742,109	7,933,917	19,530,756

6. INVENTORY

Inventory consists of the following:

	June 30,	December 31,
	2010	2009
Finished goods	$1,348,822	$734,819
Reserve for obsolescence	(168,996)	(168,996)
Total inventory, net	$1,179,826	$565,823

7. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30,	December 31,
	2010	2009
Computer software and equipment	$1,100,003	$1,097,181
Furniture and equipment	226,586	298,333
Hardware for customer use	858,409	394,861
Property and equipment, gross	2,184,998	1,790,375
Less: accumulated depreciation	(1,311,867)	(1,045,729)
Property and equipment, net	$873,131	$744,646

At June 30, 2010, based on the Company’s decision to close the Newtown, PA office, the Company wrote off the remaining capital lease of $65,963 pertaining to office furniture acquired as part of the Newtown, PA sublease. Depreciation expense for the three and six months ended June 30, 2010 was $135,548 and $277,779, respectively. Depreciation expense for the three and six months ended June 30, 2009 was $84,769 and $170,360, respectively.

8. GOODWILL AND PATENTS

The Company recorded goodwill in the amount of $1,700,000 in connection with its acquisition of SurgiCount in February 2005.  During the year ended December 31, 2007, cumulative gross revenues of SurgiCount exceeded $1,000,000 and as such the Company issued 100,000 shares of common stock, valued at approximately $145,000 to the SurgiCount founders, as contingent consideration, which was recorded as additional goodwill.  In addition, in connection with the SurgiCount acquisition, the Company recorded patents acquired that were valued at $4,700,000.

The Company performs its annual impairment analysis of goodwill in the fourth quarter of each year according to the provisions of ASC 350 Valuation Analysis (formerly SFAS 142, Goodwill and Other Intangible Assets). This statement requires that the Company perform a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment testing to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is calculated by deducting the fair value of all tangible and intangible assets of the reporting unit, excluding goodwill, from the fair value of the reporting unit as determined in the first step. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded.

During 2009, the Company conducted its annual test for impairment at year-end and determined goodwill was not impaired.

Patents, net, consists of the following:

	June 30, 2010	December 31, 2009
Patents	$4,684,576	$4,684,576
Accumulated amortization	(1,733,022)	(1,570,551)
Patents, net	$2,951,554	$3,114,025

The patents are subject to amortization over their estimated useful life of 14.4 years.  Amortization expense for the three and six months ended June 30, 2010 and 2009 was $81,235 and $162,471, respectively.

9. LONG-TERM INVESTMENTS

Long-term investments consists of the following:

	June 30, 2010	December 31, 2009
Alacra, Inc.	$666,667	$666,667
Total	$666,667	$666,667

At June 30, 2010 and December 31, 2009, the Company had an investment in shares of Series F convertible preferred stock of Alacra, Inc. (“Alacra”), a global provider of business and financial information in New York, recorded at its cost of $666,667.  The Company has the right, to the extent that Alacra has sufficient available capital, to have the Series F convertible preferred stock redeemed by Alacra for face value beginning on December 31, 2006. During the year ended December 31, 2007, Alacra redeemed one-third of the Series F convertible preferred stock.

10. CONVERTIBLE NOTE PAYABLE

Effective June 1, 2007, the  Company restructured the entire unpaid principal and interest under promissory notes issued to Ault Glazer Capital Partners, LLC (“Ault Glazer”), into a new Convertible Secured Promissory Note (the "AG Capital Partners Convertible Note") in the principal amount of $2.5 million. The AG Capital Partners Convertible Note bears interest at the rate of 7% per annum and is due on the earlier of December 31, 2010, or the occurrence of an event of default.

On September 5, 2008, the Company entered into an Amendment and Early Conversion of the Secured Convertible Promissory Note (the “Amendment”) to modify the terms of the AG Capital Partners Convertible Note.  Under the Amendment, the Company agreed to pay Ault Glazer $450,000 in cash and, contingent upon satisfaction of certain conditions by Ault Glazer, convert the remaining balance of the convertible secured note into 1,300,000 shares of the Company’s common stock.  One condition was that Ault Glazer transfers certain leases from the Company’s name into its name.  The Company made the $450,000 cash payment on September 5, 2008.

On September 12, 2008, the parties executed an Agreement for the Advancement of Common Stock Prior to Close of the Amendment and Early Conversion of Secured Convertible Promissory Note, dated September 5, 2008 (the “Advancement”).  Pursuant to the Advancement, the Company agreed to issue 300,000 shares of the Company’s common stock to Ault Glazer on September 12, 2008, in advance of the satisfaction of the conditions for conversion in the Amendment, with the understanding that Ault Glazer would satisfy the conditions stated in the Amendment prior to September 19, 2008.

Ault Glazer failed to satisfy the conditions by the September 19, 2008 deadline.  Although the conditions remained unsatisfied, the Company made two additional issuances of shares to Ault Glazer pursuant to the Amendment as follows: the Company issued another 250,000 shares on October 10, 2008 and another 250,000 shares on November 6, 2008.   As of June 30, 2010 and December 31, 2009, there remain 500,000 shares issuable to Ault Glazer upon Ault Glazer meeting the conditions of the Amendment.

During the three and six months ended June 30, 2010 and the year ended December 31, 2009, in light of the failure to satisfy the conditions of the Amendment and the Advancement, the Company did not accrue interest expense on the AG Capital Partners Convertible Note.

11. ACCRUED LIABILITIES

Accrued liabilities consists of the following:

	June 30, 2010	December 31, 2009
Accrued lease liability	$7,547	$7,547
Accrued dividends on preferred stock	114,976	114,976
Accrued severance	370,981	47,449
Accrued office lease	371,942	—
Accrued director’s fees	—	162,500
Contingent tax liability	223,523	740,726
Accrued commissions	—	13,200
Accrued financing expenses	88,000	—
Other	157,308	156,478
Total accrued liabilities	$1,334,277	$1,242,876

12. DEFERRED REVENUE

Deferred revenue consists of the following:

	June 30, 2010	December 31, 2009

Cardinal Health advance payment on purchase order	$6,117,324	$8,000,000

Scanner reimbursement revenue	295,328	99,144
Maintenance agreements	4,166	—
Total	$6,416,818	$8,099,144

On November 19, 2009, the Company entered into a new Supply and Distribution Agreement with Cardinal Health (which replaced the parties' previous distribution agreement).  This agreement has a five-year term and names Cardinal Heath as the exclusive distributor in the United States, Puerto Rico and Canada of current products used in the Company’s Safety-Sponge® System. In connection with the execution of this agreement, Cardinal Health issued a $10,000,000 purchase order for products used in the Company’s Safety-Sponge® System, calling for deliveries over the 12-month period ending November 2010, paid the Company $8,000,000 upon execution of the agreement as partial pre-payment for such products, and agreed to pay up to $2,000,000 directly to the Company’s supplier upon delivery of invoices for product delivered under the purchase order.  As of June 30, 2010, the Company shipped $3,396,870 of product covered under the $10,000,000 purchase order from Cardinal Health and Cardinal Health has directly paid our supplier $1,514,194.

Prior to the third quarter of 2009, the Company’s business model included the sale of its SurgiCounter™ scanners and related software used in the Company’s Safety-Sponge® System to most hospitals that adopted its system.  Beginning with the third quarter of 2009, the Company modified its business model and began to offer to provide its SurgiCounter™ scanners and related hardware and software to all hospitals at no cost when they adopt its Safety-Sponge® System. Under the new supply and distribution agreement with Cardinal Health entered into in November 2009, the Company is reimbursed an agreed upon percentage of the cost of the scanners provided by the Company to hospitals that receive their surgical sponges and towels through Cardinal. Reimbursements received from Cardinal are initially deferred and are recognized as revenue on a pro-rata basis over the life of the specific hospital contract.  Because the Company no longer engages primarily in direct SurgiCounter™ scanner and related hardware sales, except in certain customer specific situations, it generally anticipates only recognizing revenues associated with its SurgiCounter™ scanners in connection with reimbursement arrangements under its agreement with Cardinal Health.

13. SERIES B CONVERTIBLE PREFERRED STOCK

On June 24, 2010 the Company entered into a Convertible Preferred Stock Purchase Agreement with several accredited investors, as defined under Rule 501(a) of the Securities Act of 1933, as amended.  The accredited investors included A Plus International, Inc. and Catalysis Partners, LLC.  Wenchen (Wayne) Lin, a member of the Company’s Board of Directors, is a founder and significant beneficial owner of A Plus International, Inc and John P. Francis, a member of the Company’s Board of Directors, has voting and investment control over securities held by Francis Capital Management, LLC, which acts as the investment manager for Catalysis Partners, LLC. Pursuant to the Convertible Preferred Stock Purchase Agreement, the Company issued an aggregate of 60,000 shares of its Series B Convertible Preferred Stock (“Series B Preferred”), at a purchase price of $100 per share, or $6,000,000 in the aggregate, payable in cash or as a reduction of indebtedness or a combination of both.  The Company authorized 150,000 shares of Series B Preferred, with a par value of $1.00 per share.  Holders of the Series B Preferred are entitled to receive quarterly cumulative dividends at a rate of 7.00% per annum, beginning on July 1, 2010. All dividends due on or prior to December 31, 2011 are payable in kind in the form of additional shares of Series B Preferred, and all dividends payable after December 31, 2011 are payable solely in cash.

14. STOCKHOLDERS’ EQUITY:

The following table summarizes changes in components of stockholders’ equity during the six months ended June 30, 2010:

	Preferred Stock Series A		Convertible Preferred Stock Series B		Common Stock Issued		Paid – In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCES, December 31, 2009	10,950	$10,950	−	−	23,456,063	$7,740,501	$44,834,321	$(58,418,330)	$(5,832,558)

Preferred dividends	—	—	67	67	—	—	6,703	(45,095)	(38,325)
Issuance of convertible preferred stock, net of transaction costs	—	—	60,000	60,000	—	—	5,468,045	—	5,528,045
Stock-based compensation	—	—	—	—	—	—	804,525		804,525
Net income	—	—			—	—	—	343,422	343,422
BALANCES, June 30, 2010	10,950	$10,950	60,067	$60,067	23,456,063	$7,740,501	$51,113,594	$(58,120,003)	$805,109

15. WARRANTS AND WARRANT DERIVATIVE LIABILITY

The following table summarizes warrants to purchase common stock activity for the period ended June 30, 2010:

	Amount	Range of Exercise Price
Warrants outstanding December 31, 2009	8,064,978	$0.75 − 6.05
Issued	—	−
Cancelled/Expired	(515,125)	$1.25 – 6.05
Warrants outstanding June 30, 2010	7,549,853	$0.75 – 4.50

At June 30, 2010, stock purchase warrants will expire as follows:

	# of Warrants	Range of Exercise Price
2010	—	—
2011	2,301,419	$0.75 − 4.50	*
2012	818,000	$2.00
2013	1,786,267	$0.75 − 1.40	*
2014	1,890,000	$1.82 − 4.00
2015	754,167	$1.25
Total	7,549,853	$0.75 – 4.50

* Includes warrants that contain anti-dilution rights if the Company grants or issues securities for less than the exercise price.

Warrant Derivative Liability

At June 30, 2010, a total of  2,567,686 warrants are classified as a derivative liability pursuant to guidance codified in FASB ASC 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (previously EITF 07-5).

At June 30, 2010, the estimated fair value of these warrants, based on a Black-Scholes option pricing model was $996,388, which is included in current liabilities in the accompanying condensed consolidated balance sheet. Based on the change in fair value of the warrant derivative liability, the Company recorded non-cash income of $951,210 and $2,669,948 for the three and six months ended June 30, 2010, respectively. The warrant fair values at June 30, 2010 were determined using the Black-Scholes valuation model using the closing price stock price at each date, volatility rate of 112-118%, risk free interest rates of 0.53-1.69%, and contractual lives equal to the remaining term of the warrants expiring as of each measurement date.

16. FAIR VALUE MEASUREMENTS

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

Financial Instruments Measured at Fair Value on a Recurring Basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At June 30, 2010, the Company had outstanding warrants to purchase common shares of its stock that are classified as warrant derivative liabilities with a fair value of $996,388. The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them (See Note 15).

The table below sets forth a summary of changes in the fair value of the Company’s warrant derivative liability for the period ended June 30, 2010:

	January 1, 2010	Gain on change in fair value included in earnings	June 30, 2010

Warrant Derivative Liability	$(3,666,336)	$2,669,948	$(996,388)

Other Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximate their respective fair values because of the short-term nature of these financial instruments.

The fair value of the Company's convertible debt is estimated to be $330,000 and $950,000 at June 30, 2010 and December 31, 2009, respectively, which is less than the carrying value of $1,424,558 at each of these dates.  As described in Note 10, the current terms of the agreements relating to the convertible debt provide for the full settlement of the outstanding balance of the debt.  Accordingly, the fair values noted above were estimated based on market value of 500,000 shares of the Company’s common stock at June 30, 2010 and December 31, 2009.

The fair value of long-term investments reported using the cost method for which there are no quoted market prices has not been determined as a reasonable estimate of fair value could not be made without incurring excessive costs (See Note 9).

17. STOCK COMPENSATION

In September 2005, the Board of Directors of the Company approved the Amended and Restated 2005 Stock Option and Restricted Stock Plan (the “2005 SOP”) and the Company’s stockholders approved the 2005 SOP in November 2005. The 2005 SOP reserves 2,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non–employee directors and consultants performing services for the Company.  The Company has stopped granting stock options under the 2005 SOP.

On March 11, 2009, the Board of Directors of the Company approved the 2009 Stock Option Plan (the “2009 SOP”), and the Company’s stockholders approved the 2009 SOP August 6, 2009. An aggregate of 3,000,000 shares of common stock have been reserved under the 2009 SOP for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non–employee directors and consultants performing services for the Company.

Options granted under the 2005 SOP and 2009 SOP have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options generally expire 10 years from the date of grant. Restricted stock awards granted under the 2005 SOP and 2009 SOP are subject to a vesting period determined at the date of grant.

In June 2010, the Company entered into a Release and Separation Agreement with the Company’s former CEO and former members of the board of directors pursuant to which their respective stock option grants were modified.  In connection with these modifications, the Company recorded incremental stock based compensation expense, based on the change in fair value of the modified options, of $147,082 during the quarter ended June 30, 2010.  In addition, based on the continued vesting of certain of the modified stock options that were modified, the Company expects to record additional stock based compensation expense totaling approximately $112,000 ratably over the next 12 months.

All options that the Company granted during the six months ended June 30, 2010 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Six Months Ended
	June 30,
	2010		2009
Weighted average risk free interest rate	2.76%		2.42%
Weighted average life (in years)	6.0	years	5.99	years
Volatility	123%		149%
Expected dividend yield	0%		0%
Weighted average grant-date fair value per share of options granted	$1.39		$0.91

A summary of stock option activity for the six months ended June 30, 2010 is presented below:

Outstanding Options
			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
Number of		Exercise	Life	Value
Shares		Price	(years)	(1)
Balance at December 31, 2009(2)	5,821,000	$1.37	6.10	$4,301,385
Options Granted	680,000	$1.39	9.58
Exercised	—	—	—
Forfeited	(1,603,333)	$1.09
Cancelled	—	—
Balance at June 30, 2010	4,897,667	$1.47	6.60
Vested and exercisable as of June 30, 2010	2,550,062	$1.66	5.89	—
Unvested as of June 30, 2010	2,347,605	$1.25	7.37	$—

1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock prices of $0.66 and $1.90 of the Company’s common stock at June 30, 2010 and December 31, 2009, respectively.

2)	Includes 3,150,000 non-qualified options that were issued outside the 2005 and 2009 stock option plans.

The total grant date fair value of stock options granted during the three and six months ended June 30, 2010 was $0 and $833,579, respectively.  For the three and six months ended June 30, 2010, stock based compensation was $447,409 and $735,575, respectively, that included $54,750 for 75,000 shares of restricted stock authorized but not issued to a consultant. For the three and six months ended June 30, 2009, stock based compensation was $346,737 and $571,782, respectively.

As of June 30, 2010, there was $1,683,718 of unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.98 years. To the extent the forfeiture rate is different from what the Company anticipated; stock-based compensation related to these awards will be different from the Company’s expectations.

18. RELATED PARTY TRANSACTIONS

A Plus International, Inc.

During the three and six months ended June 30, 2010 the Company recognized cost of revenues of $1,709,839 and $2,740,910 in connection with the manufacture of surgical products used in the Safety-Sponge® System by A Plus International or A Plus. At June 30, 2010, the Company’s accounts payable included $1,380,749 owed to A Plus in connection with the purchase of surgical products used in the Safety-Sponge® System, $13,656 of which will be paid directly to A Plus by Cardinal Health pursuant to the new Supply and Distribution Agreement dated November 19, 2009.  Wenchen Lin, a Director and significant beneficial owner of the Company is a founder and significant owner of A Plus. On June 24, 2010, A Plus converted $1,000,000 of accounts payable owed to A Plus into 10,000 shares of Series B Convertible Preferred Stock (see Note 13).

Francis Capital Management

On June 24, 2010, Catalysis Partners, LLC, invested $1,000,000 in the Series B Convertible Preferred Stock transaction (see Note 13).  John P. Francis, a member of our Board of Directors, has voting and investment control over securities held by Francis Capital Management, LLC, which acts as the investment manager for Catalysis Partners, LLC.

Release and Separation Agreements

In connection with the Series B Convertible Preferred Stock financing (see Note 13), Steven H. Kane, the Company’s former CEO, resigned as a Director, President and Chief Executive Officer, and Howard E. Chase, Loren McFarland, Eugene A Bauer, MD, and William M. Hitchcock also resigned as members of our Board of Directors (the “Board”) and received certain severance benefits.

In connection with Mr. Kane’s resignation, we entered into a Separation Agreement and Mutual General Release with Steven Kane (the “Kane Release”).  Under the Kane Release, Mr. Kane will receive, subject to compliance with its terms, 12 months of salary and health payments, and waived his rights to any bonus payment, or payment for excise taxes.  The Kane Release also provided for the payment to Mr. Kane, in cash, of an aggregate $234,573 as payment in full for all accrued Director Fees and salary, accrued vacation, and accrued severance benefits of $349,113 as of June 30, 2010 as provided in his employment agreement.  The Kane Release contains other provisions, including provisions relating to stock options and other matters.

In connection with the resignation of Messrs. Chase, McFarland, Hitchcock and Dr. Bauer as members of our Board, effective as of June 24, 2010, we entered into a Separation Agreement and Mutual General Release with such individuals (the “Director Release”).  The Director Release provided for the payment, in cash, of the following unpaid Director’s fees not previously approved by the Compensation Committee:  $83,488 to Mr. Chase, $64,912 to Mr. McFarland, $10,025 to Mr. Hitchcock and $10,025 to Dr. Bauer.  The Director Release contains other provisions, including provisions relating to stock options and other matters.

19. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

During the three and six months ended June 30, 2010, due to its exclusive distribution agreement with Cardinal Health, the Company had one customer that represented in excess of 97% and 98% of total revenues, respectively, compared with 89% and 80% for the same respective periods in 2009.  No other single customer accounted for more than 10% of total revenues in either period.

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

Segment and Related Information

The Company presents its business as one reportable segment due to the similarity in nature of products marketed, financial performance measures, methods of distribution and customer markets. The Company’s chief operating decision making officer reviews financial information on the Company’s products on a consolidated basis.  All revenues earned during the three and six months ended June 30, 2010 relate to customers based in the United States.

The following table summarizes revenues by product line.

Three Months Ended June 30,	2010	2009

Revenues:
Surgical sponges and towels	$3,733,098	$992,735
Scanners and related products	32,419	34,870
Total revenues	$3,765,517	$1,027,605

Six Months Ended June 30,	2010	2009

Revenues:
Surgical sponges and towels	$6,072,585	$1,723,084
Scanners and related products	57,752	240,521
Total revenues	$6,130,337	$1,963,605

20.  COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

In November 2007, the Company entered into a 36 month lease agreement for approximately 4,000 square feet of office space in Temecula, CA which expires December 31, 2010.  Monthly lease payments for the remaining lease term of this lease are $9,757.  In December 2009, the Company entered into a 40 month sublease agreement for office space in Newtown, PA which expires in April 2013, at a fixed monthly total lease payment for the entire term of the lease of $11,576.  In connection with the Newtown, PA office sublease, the Company acquired certain office furniture valued at $100,000 from the building landlord for a nominal one-time payment.  Accordingly, a portion of the total monthly lease payment for this facility has been allocated to the acquisition of this furniture and recorded as a capital lease at December 31, 2009.

In June 2010, the Company made the decision to close the Newtown, PA corporate office.  Per FASB Accounting Standards Codification 420, Exit or Disposal Cost Obligations, the Company expensed the net present value of the remaining lease obligation along with an accrual for utilities through April 2013.  The Company did not offset the lease accrual by any potential sublease, since it is unlikely that a tenant will be found during the remaining sublease term due to local commercial real estate market conditions.  This assumption will be reviewed at the end of each quarter and any adjustments to the calculation will be made as needed.  Accordingly, the Company wrote-off the remaining capital lease asset and capital lease obligation which was recorded when the Company acquired office furniture for a nominal one-time payment in December 2009.

Contingent Tax Liability

In the process of preparing the Company’s federal tax returns for prior years, the Company’s management found there had been errors in reporting income to the recipients and the respective taxing authorities, related to stock grants made to certain employees and consultants.  In addition, the Company determined that required tax withholding relating to these stock grants had not been made, reported or remitted, as required in 2006 and 2007. Due to the Company’s failure to properly report this income and withhold/remit required amounts, the Company may be held liable for the amounts that should have been withheld, plus related penalties and interest. The Company has estimated its contingent liability based on the estimated required federal and state withholding amounts, the employee and employer portion of social security taxes as well as the possible penalties and interest associated with the error, and has submitted documentation to the Internal Revenue Service reporting the previously unreported income. Although the Company’s liability may ultimately be reduced based either on the expiration of applicable statutes of limitations, or if it can prove that the taxes due on this income were paid on a timely basis by some or all of the recipients, the estimated liability including estimated interest and penalties, originally accrued by the Company was based on the assumption that it will be liable for the entire amounts due to the uncertainty with respect to whether or not the recipients made such payments.

On June 24, 2010, in connection with the Series B Convertible Preferred Stock Purchase Agreement, the Company entered into a Tax Escrow Agreement and transferred $651,223 into a tax escrow account. The Tax Escrow Agreement was entered into by and among the Company, Marc L. Rose, the Company’s Chief Financial Officer, as representative of the present and former members of the Company’s Board of Directors and U.S. Bank National Association, a national banking association, in its capacity as escrow agent.   Under the Tax Escrow Agreement, the escrow agent is required to use the escrowed funds to pay specified tax claims to taxing authorities and/or to release escrowed funds to the extent the Company’s tax reserve for the contingent tax liability has been reduced, subject to compliance with certain procedures.

During the quarter ended June 30, 2010, the Company reduced the tax escrow account by $427,700 based on the expiration of the statue of limitations during the quarter for certain amounts relating the tax year 2006.  The Company anticipates receiving the $427,700 from the escrow account in the third quarter of 2010.  As of June 30, 2010, the remaining contingent tax liability, which is included in accrued liabilities, is $223,523.

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

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed another lawsuit against the Company, Sunshine Wireless LLC and four other defendants affiliated with Winstar Communications to collect a federal default judgment of $5 million entered against two entities, Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against the Company and others under the doctrine of de facto merger.  The action was tried before the Los Angeles County Superior Court in 2008.  On August 5, 2009, the Superior Court issued a statement of decision in the Company’s favor, and on October 8, 2009, the Superior Court entered judgment in the Company’s favor, and judged plaintiffs’ responsible for $2,708.70 of the Company’s court costs.  On November 6, 2009, the plaintiff filed a notice of appeal in the Superior Court of the State of California, County of Los Angeles Central District.  The Company has engaged appellate counsel, believes the plaintiff’s case is without merit and intends to continue to defend the case vigorously. As loss is not deemed to be probable, no accruals have been made as of June 30, 2010.

21. SUBSEQUENT EVENTS

On August 9, 2010, the Company entered into an employment agreement and appointed John A. Hamilton as Chief Operating Officer and Vice President of the Company.

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

Overview

We focus on the development, marketing and sales of products and services in the medical patient safety markets. Our proprietary Safety-Sponge® System is a patented system of bar-coded surgical sponges, SurgiCounter™ scanners, and software applications integrated to form a comprehensive counting and documentation system.  This system is designed to eliminate the possibility of retained surgical sponges being unintentionally left inside of patients during surgical procedures by allowing faster and more accurate counting of surgical sponges.  At June 30, 2010, we reached a milestone of having had a cumulative total of an estimated 32,500,000 sponges used in 1,300,000 procedures without a single undetected sponge left inside a surgical patient. We sell our Safety-Sponge® System to hospitals through our direct sales force, but rely on an exclusive distributor for the ongoing supply of our proprietary surgical sponge products to hospitals that have adopted our system.  Our business model consists of selling our unique surgical sponge products, which are manufactured for us by an exclusive supplier, on a recurring basis to those hospitals that have adopted our Safety-Sponge® System. One of the ways in which we differentiate our products from other competing products is by working closely with hospital personnel through education and implementation services. We currently sell our Safety-Sponge® System only in the United States and we had revenues of $3,765,517 and $6,130,337 for the three and six months ended June 30, 2010, which included $2,322,361 and $3,396,870, respectively, shipped to Cardinal Health under the First Forward Order which does not necessarily represent sales of that product to end user hospitals (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”).

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

Hardware, Software and Maintenance Agreement Revenues.  We also generate revenues from the sale of related hardware and software to hospitals that have adopted our Safety-Sponge® System.  The sale of our Safety-Sponge® System includes hardware (the SurgiCounter™ scanners and certain related hardware), our proprietary file management software (Citadel™) and an initial one-year maintenance agreement (which may be renewed).  All of these items are considered to be separate deliverables within a multiple-element arrangement and, accordingly, we allocate the total price of this arrangement among each respective deliverable, and recognize revenue as each element is delivered. For the hardware and software elements of our Safety-Sponge® System, we recognize revenues on delivery, which is the time of shipment (if terms are FOB shipping point) or upon receipt by the customer (if terms are FOB destination).  Delivery with respect to our initial one-year maintenance agreements is considered to occur on a monthly basis over the term of the one-year period; we recognize revenues related to this element on a pro-rata basis during this period.  Because of the change in our business model discussed below under “—Factors Affecting Future Results,” we do not expect these sales to represent a significant portion of our revenues going forward.

Prior to the third quarter of 2009, our business model included the sale of our SurgiCounter™ scanners and related software used in our Safety-Sponge® System to most hospitals that adopted our system.  Beginning with the third quarter of 2009, we modified our business model and began to provide our SurgiCounter™ scanners and related software to all hospitals at no cost when they adopt our Safety-Sponge® System.  Because we no longer engage primarily in direct SurgiCounter™ scanner sales, we generally anticipate only recognizing revenues associated with our SurgiCounter™ scanners in connection with reimbursement arrangements under our agreement with Cardinal Health.  Therefore, we do not expect that our SurgiCounter™ scanners and related hardware will represent a sizable source of future revenues for us. Deferred scanner revenue associated with the reimbursement from Cardinal Health, will be recognized over the life of the specific hospital contract.

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

Goodwill

Our goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of SurgiCount Medical, Inc., which we acquired in February 2005. We review goodwill for impairment at least annually in the fourth quarter, as well as whenever events or changes in circumstances indicate its carrying value may not be recoverable.  We are required to perform a two-step impairment test on goodwill. In the first step, we will compare the fair value to its carrying value.  If the fair value exceeds the carrying value, goodwill will not be considered impaired, and we are not required to perform further testing.  If the carrying value exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill and record an impairment loss equal to the difference. Determining the implied fair value involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. To the extent additional events or changes in circumstances occur, we may conclude that a non-cash goodwill impairment charge against earnings is required, which could have an adverse effect on our financial condition and results of operations.

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

Accounting for Income Taxes

Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. Future tax benefits are subject to a valuation allowance when management is unable to conclude that our deferred tax assets will more-likely-than-not be realized from the results of operations. Our estimate for the valuation allowance for deferred tax assets requires management to make significant estimates and judgments about projected future operating results. If actual results differ from these projections, or if management’s expectations of future results change, it may be necessary to adjust the valuation allowance.

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

For information regarding our evaluation of the effectiveness of our disclosure controls and procedures as well as any changes in our internal control over financial reporting as of the end of the period covered by this report, see “Controls and Procedures” below.

Factors Affecting Future Results

Cardinal Health Supply Agreement.   On November 19, 2009 we entered into a Supply and Distribution Agreement with Cardinal Health (which replaced our prior agreement with Cardinal Health) under which Cardinal Health is the exclusive distributor of current products used in our proprietary Safety-Sponge® System in the United States, Puerto Rico and Canada.  In connection with the execution of this distribution agreement, Cardinal Health issued a $10,000,000 stocking purchase order ("First Forward Order"), paid us $8,000,000 in cash as a partial prepayment of the First Forward Order and agreed to pay $2,000,000 directly to A Plus International, Inc. ("A Plus"), our exclusive manufacturer, upon delivery of product to Cardinal Health.  We did not ship any product pursuant to the First Forward Order in 2009, and accordingly, all $10,000,000 of revenue from the First Forward Order is expected to be recognized in 2010.  As of June 30, 2010, we had recognized $3,396,870 in revenue from the First Forward Order.  In addition, Cardinal Health agreed to issue a $5,000,000 stocking purchase order ("Second Forward Order") before the end of the third quarter of 2010 if certain milestones are achieved.   If the Second Forward Order is issued, Cardinal Health will pay us $4,000,000 in cash as a partial prepayment of the Second Forward Order and pay $1,000,000 directly to A Plus upon delivery of product to Cardinal Health.  If the Second Forward Order is issued and we meet our delivery requirements, we expect to have minimum incremental revenue of $10,500,000 in 2010, with the remaining $4,500,000 in revenue from the Second Forward Order recognized when product is shipped in 2011.  As of the date of the report, we do not anticipate reaching the milestones in order to qualify for the Second Forward Order.

Because of this arrangement, we expect that our revenues for 2010 will be significantly higher than the actual sales of our product by our exclusive distributor to its end-user hospital customers.  In contrast, we anticipate that our revenues for 2011 and 2012 will be lower than actual sales of our product by our exclusive distributors to its end-user hospital customers, because we anticipate that Cardinal Health will satisfy customer demand for our products, in part, by using the inventory shipped to it during 2010.

 Effect of Stocking Sales and Backlog on Revenues.  Our revenues reflect primarily the sale of surgical sponges to our exclusive distributor.  Because we recognize revenues when we ship product, (1) the timing of orders by our distributor and the management of its inventory may affect the comparability of revenues between periods and (2) to the extent there is a backlog in receipt of products from our exclusive supplier of our surgical sponges, we may not always be able to recognize revenues in the same period in which a product order is received. In addition, our exclusive distributor may be required to sell down its inventory more than it anticipated, which could result in a larger than normal product order.   Thus, certain changes in our revenues between periods are not necessarily reflective of actual hospital demand for our surgical sponge products.

Reduction in Hardware Sales – Effect on Revenues and Cost of Revenues.  Prior to the third quarter of 2009, our business model included the sale of our SurgiCounter™ scanners and related hardware and software used in our Safety-Sponge® System to most hospitals that adopted our system.  Beginning with the third quarter of 2009, we modified our business model and began to offer to provide our SurgiCounter™ scanners and related hardware and software to all hospitals at no cost when they adopt our Safety-Sponge® System.  Because we no longer engage primarily in direct SurgiCounter™ scanner sales and generally anticipate only recognizing revenues associated with our SurgiCounter™ scanners in connection with reimbursement arrangements under our agreement with Cardinal Health, we do not expect our SurgiCounter™ scanners to continue to represent a sizable source of revenues for our company.  For the three and six months ended June 30, 2010, surgical sponge sales accounted for 99.1% and 99.1%, respectively, compared to 96.7% and 87.8%, respectively, for the same period in 2009.  This change in our business model also affected our costs of revenues because rather than recognizing the full product cost for all SurgiCounter™ scanners at the time of shipment in our cost of revenues, we now recognize only the depreciation expense for those SurgiCounter™ scanners and related hardware that we have provided to certain hospitals for their use at no cost.  This business model change led to a significant improvement in our gross margin in the year ended December 31, 2009 based on the shift in product mix resulting in a significantly higher percentage of surgical sponge sales, which are sold at a higher margin than our SurgiCounter™ scanners included in our cost of revenue.  Going forward, we anticipate that the shift in product mix and anticipated increase in volume of surgical sponge sales will more than offset the effects of including depreciation expense for the scanners in cost of revenue without generating the corresponding revenue from the sale of the scanner.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenues

We had revenues of $3,765,517, which included $2,322,361 shipped to Cardinal Health under the First Forward Order (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”) for the three months ended June 30, 2010.  Therefore, estimated hospital consumption revenue which is defined as total revenue less the First Forward Order was $1,443,156 for the three months ended June 30, 2010, an increase of 40.4% compared to $1,027,605 for the same period in 2009.   In the three months ended June 30, 2010, surgical sponge sales accounted for 99.1% of revenues, and sales of hardware accounted for 0.9%, compared to 96.7% and 3.3% for the same period in 2009, respectively.  The primary reason for the increase in revenues was an increase in sales of surgical sponges used in our Safety-Sponge® System and the shipment of product to Cardinal Health. The increase in sales activity was attributable to a number of factors, including increased industry recognition of our product offering, along with changes made in our sales program, including the indemnification program and providing scanners and associated hardware and software at no additional cost to our end-user hospital customers.

Cost of revenues

Cost of revenues increased by $1,171,798 or 189.4%, to $1,790,360 for the three months ended June 30, 2010 from $618,562 for the same period in 2009.  The increase was primary due to an increase in sales of our products used in our Safety-Sponge® System, reflecting an increase in the number of hospitals that have adopted and implemented our system, along with $1,069,301 associated with the shipment of product to Cardinal Health (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”).  The increase in costs associated with the increase in sales of products more than offset the decrease in costs that resulted from the change in our business model with respect to the provision of our SurgiCounter™ scanners, which resulted in approximately $858,000 of cost now being depreciated and recognized over the life of the hardware.

Gross profit

We had gross profit of $1,975,157 for the three months ended June 30, 2010, an increase of $1,566,114, or 382.9%, compared to $409,043 in the same period in 2009.  The primary reason for the increase in gross profit during the three months ended June 30, 2010, was the higher revenue growth achieved, combined with the shift in product mix, resulting in a significantly higher percentage of surgical sponge sales, which are sold at a higher margin than our SurgiCounter™ scanners.  We had gross margin of 52.4% for the three months ended June 30, 2010, compared to 39.8% for the same period in 2009, which improvement is primarily attributable to our change in business model, and partially offset by the increase in customer rebates that did not exist in the same period in 2009.

Operating expenses

We had total operating expenses of $3,003,193 for the three months ended June 30, 2010, an increase of $1,004,539, or 50.3%, compared to $1,998,654 for the same period in 2009.  This increase was due to an increase in general and administrative expenses and sales and marketing expenses, which are discussed below.

Research and development expenses

We had research and development expenses of $97,972 for the three months ended June 30, 2010, an increase of $12,391, or 14.5%, compared to $85,581 in the same period in 2009.  The primary reason for the increase was an acceleration of third party development expenses, offset by a reclassification of certain personnel-related expenses into sales and marketing expenses.

Sales and marketing expenses

We had sales and marketing expenses of $828,445 for the three months ended June 30, 2010, an increase of $275,220, or 49.7%, compared to $553,225 in the same period in 2009.  The primary reason for the increase in sales and marketing expenses was an increase in personnel, travel and trade show related expenses, along with increased clinical implementation related expenses, which increased in connection with expanded adoption of our Safety-Sponge® System.

General and administrative expenses

We had general and administrative expenses of $2,076,776 for the three months ended June 30, 2010, an increase of $716,928, or 52.7%, compared to $1,359,848 in the same period in 2009.  The increase in general and administrative expense was primarily due employee severance, board compensation for resigning directors including modifications to their respective stock option grants, professional services, and the accrued cost of closing the Newtown, PA office offset by a $427,700 gain resulting from an adjustment to the contingent tax liability based on the fact that that statute of limitation expired for the 2006 tax year.

Total other income (expense)

We had total other income of $945,339 for the three months ended June 30, 2010, compared to total other expense of $2,374,852 in the same period in 2009.  The primary reason for the change was a significant decrease in the fair value of our warrant derivative liability, which resulted in income of $951,210 in the three months ended June 30, 2010, compared to a loss of $2,155,119 in the same period in 2009.  This liability, and the related expense, increases and decreases as a direct result of fluctuations in the price of our common stock, which trades on the over the counter market.  Excluding the effects of the changes in the fair value of our warrant derivative liability, our other expense decreased, primarily due to a significant decrease in our interest expense, which decreased due to the reduction in our outstanding indebtedness at June 30, 2010 compared to the same period in 2009.

Provision for income taxes

We had a $32,573 tax benefit for the three months ended June 30, 2010, compared to a $30,719 tax benefit for the same period in 2009.  The tax benefit relates to the amortization of the Company’s patent portfolio.

Net loss

For the foregoing reasons, we had a net loss of $76,056 for the three months ended June 30, 2010 compared to a net loss of $3,953,069 for the same period in 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

We had revenues of $6,130,337, which included $3,396,870 shipped to Cardinal Health under the First Forward Order (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”) for the six months ended June 30, 2010.  Therefore, estimated hospital consumption revenue which is defined as total revenue less the First Forward Order was $2,733,467 for the six months ended June 30, 2010, an increase of 39.2% compared to $1,963,605 for the same period in 2009.   In the six months ended June 30, 2010, surgical sponge sales accounted for 99.1% of revenues, and sales of hardware accounted for 0.9%, compared to 87.8% and 12.2% for the same period in 2009, respectively.  The primary reason for the increase in revenues was an increase in sales of surgical sponges used in our Safety-Sponge® System and the shipment of product to Cardinal Health. The increase in sales activity was attributable to a number of factors, including increased industry recognition of our product offering, along with changes made in our sales program, including the indemnification program and providing scanners and associated hardware software at no additional cost to our end-user hospital customers.

Cost of revenues

Cost of revenues increased by $1,711,686 or 146.6%, to $2,879,248 for the six months ended June 30, 2010 from $1,167,562 for the same period in 2009.  This increase was primarily due to an increase in sales of our products used in our Safety-Sponge® System, reflecting an increase in the number of hospitals that have adopted and implemented our system, and $1,536,415 in costs associated with the shipment of product to Cardinal Health (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”).  The increase in costs associated with the increase in sales of products more than offset the decrease in costs that resulted from the change in our business model with respect to the provision of our SurgiCounter™ scanners, which resulted in approximately $858,000 of cost now being depreciated and recognized over the life of the hardware.

Gross profit

We had gross profit of $3,251,089 for the six months ended June 30, 2010, an increase of $2,455,046, or 308.4%, compared to $796,043 in the same period in 2009.  The primary reason for the increase in gross profit during the six months ended June 30, 2010, was the higher revenue growth achieved, combined with the shift in product mix, resulting in a significantly higher percentage of surgical sponge sales, which are sold at a higher margin than our SurgiCounter™ scanners.  We had gross margin of 53.0% for the six months ended June 30, 2010, compared to 40.5% for the same period in 2009, which improvement is primarily attributable to our change in business model, and partially offset by the increase in customer rebates that did not exist in the same period in 2009.

Operating expenses

We had total operating expenses of $5,682,502 for the six months ended June 30, 2010, an increase of $370,848, or 6.9%, compared to $5,311,654 for the same period in 2009.  The increase in operating expense was due to an increase in general and administrative expenses and an increase in sales and marketing expenses, which are discussed below, offset by a decrease of $1,297,200 for warrant expense relating to our January 2009 debt financing included in the six months ended June 30, 2009, which was not present in the 2010 period.  Also, during the six months ended June 30, 2010, we had a $427,700 gain resulting from an adjustment to the contingent tax liability based on the fact that that statute of limitation expired for the 2006 tax year, which was not present in the 2009 period.

Research and development expenses

We had research and development expenses of $131,302 for the six months ended June 30, 2010, a decrease of $67,279, or 33.9%, compared to $198,581 in the same period in 2009.  The primary reason for the decrease was a reduction in overall third party development expenses and a reclassification of certain personnel-related expenses into sales and marketing expenses.

Sales and marketing expenses

We had sales and marketing expenses of $1,822,562 for the six months ended June 30, 2010, an increase of $620,337, or 51.6%, compared to $1,202,225 in the same period in 2009.  The primary reason for the increase in sales and marketing expenses was an increase in personnel, travel and trade show related expenses, along with increased clinical implementation related expenses, which increased in connection with expanded adoption of our Safety-Sponge® System.

General and administrative expenses

We had general and administrative expenses of $3,728,638 for the six months ended June 30, 2010, a decrease of $182,210, or 4.7%, compared to $3,910,848 for the same period in 2009.  This decrease was primarily due to a $1,297,200 reduction for warrant expense relating to our January 2009 debt financing included in the six months ended June 30, 2009, which was not present in the 2010 period and a $427,700 gain resulting from an adjustment to the contingent tax liability based on the fact that that statute of limitation expired for the 2006 tax year, offset by employee severance, board compensation for resigning directors including modifications to their respective stock option grants, professional services and the accrued cost of closing the Newtown, PA office in the 2010 period.

Total other income (expense)

We had total other income of $2,709,689 for the six months ended June 30, 2010, compared to total other expense of $3,009,852 in the same period in 2009.  The primary reason for the change was a significant decrease in the fair value of our warrant derivative liability, which resulted in income of $2,669,949 in the six months ended June 30, 2010, compared to a loss of $2,570,119 in the same period in 2009.  This liability, and the related expense, increases and decreases as a direct result of fluctuations in the price of our common stock, which trades on the over the counter market.   Excluding the effects of the changes in the fair value of our warrant derivative liability, our other expense decreased, primarily due to a significant decrease in our interest expense, which decreased due to the reduction in our outstanding indebtedness at June 30, 2010 compared to the same period in 2009.

Provision for income taxes

We had a $65,146 tax benefit for the six months ended June 30, 2010, compared to a $64,719 tax benefit for the same period in 2009.  The tax benefit relates to the amortization of the Company’s patent portfolio.

Net income (loss)

For the foregoing reasons, we had net income of $298,327 for the six months ended June 30, 2010 compared to a net loss of $7,499,069 for the same period in 2009.

Financial Condition, Liquidity and Capital Resources

We had cash and cash equivalents of $4,591,755 at June 30, 2010 compared to $3,446,726 at December 31, 2009.  We had restricted cash of $651,223 at June 30, 2010 compared to $0 at December 31, 2009 due to the establishment of the Tax Escrow Account (see Note 20 to our condensed consolidated interim financial statements appearing elsewhere in this quarterly report on Form 10-Q). As of June 30, 2010 we had a working capital deficit of approximately $4,820,319, of which $6,416,818 and $996,388 are associated with deferred revenue relating to the partial prepayment from Cardinal Health and the warrant derivative liability, respectively.

Our principal sources of cash have included the issuance of equity and debt securities. We expect that as our revenues grow, our operating expenses will continue to grow and, as a result, we will need to generate significant additional net revenues to achieve profitability and cash flow from operations.  Our sales cycle requires that we incur significant expenses in advance of the time we generate revenues from our new customer arrangements. Thus, as our business grows and we expand our customer base, our cash needs will increase prior to the time we generate cash from such new customer arrangements.  We engaged in a financing transaction in June 2010 that resulted in the receipt of $4,528,045, net of transaction costs and a $1,000,000 reduction in accounts payable.  Although management believes existing cash resources, as augmented by this financing, combined with projected cash flow from operations, will be sufficient to fund the Company’s working capital requirements into the first quarter of 2011, in order to continue to operate as a going concern it will be necessary to raise additional funds.  We believe that we will be able to obtain such financing and that, if necessary, additional cost-cutting measures could be implemented to extend our ability to operate our core business even if financing is not timely available.  However, no assurances can be made that we will be successful in obtaining a sufficient amount of financing on acceptable terms (or any financing) to continue to fund our operations or that we will achieve profitable operations and positive cash flow.  In addition, no assurance can be made that any additional cost cutting measures, if implemented, would materially extend the Company’s ability to operate without procuring additional financing.

Operating activities

We used $2,205,686 of net cash from operating activities in the six months ended June 30, 2010.  Non-cash adjustments to reconcile net income to net cash used in operating activities plus changes in operating assets and liabilities used $1,862,264 of cash for the six months ended June 30, 2010.  These significant non-cash adjustments primarily reflect the stock and warrant based compensation to employees and directors and adjustments to reflect the change in fair value of our warrant derivative liability, contingent tax liability along with activity relating to shipments to Cardinal Health.

Investing activities

We used $472,226 of net cash in investing activities during the six months ended June 30, 2010, primarily for the purchase of scanners and related hardware used in our Safety Sponge® System.

Financing activities

We generated $3,822,941 of net cash from financing activities in the six months ended June 30, 2010, primarily from the net proceeds of the $6,000,000 issuance of Series B Convertible Preferred Stock, offset by the payment of preferred stock dividends, the write-off of the capital lease obligations following the closure of the Newtown, PA office.  See Note 20 to our condensed consolidated interim financial statements appearing elsewhere in this quarterly report on Form 10-Q.

On June 24, 2010, in connection with the Convertible Preferred Stock Purchase Agreement, the Company entered into a Tax Escrow Agreement and transferred $651,223 into a tax escrow account. The Tax Escrow Agreement was entered into by and among the Company, Marc L. Rose, the Company’s Chief Financial Officer, as representative of the present and former members of the Company’s Board of Directors and U.S. Bank National Association, a national banking association, in its capacity as escrow agent. Under the Tax Escrow Agreement, the escrow agent is required to use the escrowed funds to pay specified tax claims to taxing authorities and/or to release escrowed funds to the extent the Company’s tax reserve for the contingent tax liability has been reduced, subject to compliance with certain procedures.

Description of Indebtedness

At June 30, 2010, we had aggregate indebtedness of $1,424,558 pertaining to the Ault Glazer Capital Partners LLC note as described below.

Ault Glazer Capital Partners, LLC

On September 5, 2008, we entered into an Amendment and Early Conversion of Secured Convertible Promissory Note ("Amendment"), with Ault Glazer Capital Partners, LLC, or Ault Glazer, to modify the terms of our outstanding $2,530,558 convertible secured promissory note (issued to Ault Glazer effective as of June 1, 2007). This convertible secured note was to have matured on December 31, 2010, bore interest at a rate of 7% per annum, was convertible into shares of our common stock at $2.50 per share in certain circumstances, and was secured by all of our assets.  Under the Amendment, we agreed to pay Ault Glazer $450,000 in cash and, contingent upon satisfaction of certain conditions by Ault Glazer, convert the remaining balance of the convertible secured note into 1,300,000 shares of our common stock.  Notably, one condition was that Ault Glazer transfers certain leases from our name into its name.  On September 12, 2008, we entered into an Agreement for the Advancement of Common Stock Prior to Close of the Amendment and Early Conversion of Secured Convertible Promissory Note ("Advancement"), whereby we agreed to issue shares of our common stock to Ault Glazer in advance of its satisfaction of the conditions for the conversion of the convertible secured note that were set out in the Amendment.  As of the date of this quarterly report on Form 10-Q, we have paid Ault Glazer $450,000 in cash and issued Ault Glazer an aggregate 800,0000 shares of our common stock in settlement of the promissory note in advance of conversion of the note.  Ault Glazer has not yet satisfied the conditions set out in the Amendment, and the issuance of the remaining shares of our common stock to Ault Glazer remains contingent upon its satisfaction of such conditions.  In light of the Amendment and issuance of shares pursuant to the Advancement and Ault Glazer’s failure to satisfy the conditions, we are no longer incurring interest expense on this convertible secured promissory note.  As of June 30, 2010, the outstanding principal balance on this note was $1,424,558.  For further information relating to this note, see Note 10 to our condensed consolidated interim financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Investment Portfolio

At June 30, 2010, we had an investment in preferred stock of Alacra, Inc., with a carrying value of $666,667, which represented 4.9% of our total assets at June 30, 2010.  In December 2007, we received proceeds of $333,000 from the redemption of one-third of our initial $1,000,000 investment.  In accordance with the terms of our investment, we have exercised our right to put our remaining preferred stock to Alacra, and based on discussions with Alacra management, we anticipate redemption and subsequent receipt of funds in the fourth quarters of 2010 and 2011. As there is no readily determinable fair value of the Alacra preferred stock, we account for this investment under the cost method.  For additional information relating to this investment, see Note 9 to our condensed consolidated interim financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Related Party Transactions

We have an exclusive supply agreement for surgical sponges used in our Safety-Sponge® System with A Plus International Inc. Wenchen Lin, a member of our Board of Directors, is a founder and significant beneficial owner of A Plus.  In addition, Mr. Lin has participated in prior equity financings of our company.  During the three and six months ended June 30, 2010, our cost of revenue included $1,709,839 and $2,740,910 in connection with this supply arrangement, and our accounts payable included $1,380,749 at June 30, 2010, payable to A Plus under this supply agreement, which includes $13,656 that will be paid directly to A Plus by Cardinal Health (see “—Factors Affecting Future Results—Cardinal Health Supply Agreement” above). On June 24, 2010, A Plus converted $1,000,000 of accounts payable owed to A Plus into 10,000 shares of Series B Convertible Preferred Stock.

On June 24, 2010, John P. Francis, a member of our Board of Directors, who has voting and investment control over securities held by Francis Capital Management, LLC, which acts as the investment manager for Catalysis Partners, LLC, invested $1,000,000 in the Series B Convertible Preferred Stock transaction ..

In the past, we used the services of an aircraft owning partnership principally owned by Steven H. Kane, our former Chief Executive Officer for air travel.  During the three and six months ended June 30, 2010, there were $18,660 and $18,660, respectively, in expenses related to the use such air travel services.  During the three and six months ended June 30, 2009, there were no expenses related to the use such air travel services.

For additional information relating to these and other related party transactions, see Note 18 to our condensed consolidated interim financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of June 30, 2010, other than our office leases and employment agreements with key executive officers and the litigation described in Item 1of Part II, we had no material commitments or contingencies other than the liabilities reflected in our condensed consolidated interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

We seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective. We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act.  Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective because the material weaknesses in our internal control over financial reporting described below identified in our assessment of internal control over financial reporting as of December 31, 2009 had not been fully remediated.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the most recent fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the changes in our board of directors that occurred in connection with the Series B Convertible Preferred Stock financing on June 24, 2010 which resulted in the resignation of certain directors who were deemed to be independent and certain directors who were on the audit committee, including the former chairman of the audit committee who was considered to be a financial expert.  Although it is the Company’s intent to consider the appointment of new independent directors and audit committee members with the requisite financial expertise, the current lack of such directors may have a material effect on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against us, Sunshine Wireless, LLC, and four other defendants affiliated with Winstar Communications.  This lawsuit alleged that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiff's radio production and distribution business.  The complaint further alleged that the Company and Sunshine joined the alleged conspiracy.  On February 25, 2003, the case against the Company and Sunshine was dismissed.  However, on October 19, 2004, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. exercised their right to appeal.  On June 1, 2005, the United States Court of Appeals for the Second Circuit affirmed the February 25, 2003 judgment of the district court dismissing the claims against the Company.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company filed a Current Report on Form 8-K on June 29, 2010 regarding the Series B Convertible Preferred Stock financing.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1
Form of Indemnification Agreement with Directors and Executive Officers dated effective as of June 1, 2010 (incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on June 6, 2010)

10.2	Convertible Preferred Stock Purchase Agreement dated June 24, 2010, between the Company and the Buyers (incorporated by reference to our current report on Form 8-K filed with the SEC on June 28, 2010)
10.3	Registration Rights Agreement dated June 24, 2010, between the Company and Holders (incorporated by reference to our current report on Form 8-K filed with the SEC on June 28, 2010)
10.4
Separation Agreement and Mutual General Release dated June 24, 2010 between the Company and Steven Kane and the stockholder parties signatories thereto (incorporated by reference to our current report on Form 8-K filed with the SEC on June 28, 2010)

10.5
Separation Agreement and Mutual General Release dated June 24, 2010 between the Company and Eugene A. Bauer, MD, Howard E. Chase, William M. Hitchcock and Loren McFarland and the stockholder parties signatories thereto (incorporated by reference to our current report on Form 8-K filed with the SEC on June 28, 2010)

10.6	Amendment dated June 24, 2010 to Employment Agreement of Marc L. Rose (incorporated by reference to our current report on Form 8-K filed with the SEC on June 28, 2010)
10.7*	Tax Escrow Agreement dated June 24, 2010 between Patient Safety Technologies, Inc., Marc L. Rose and U.S. Bank National Association.
10.8
Employment Agreement dated August 9, 2010 between Patient Safety Technologies, Inc. and Jack A. Hamilton (incorporated by reference to our current report on Form 8-K filed with the Securities and Exchange Commission ("SEC") on August 9, 2010)

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: August 16, 2010	By: /s/ Brian E. Stewart
Brian E. Stewart, President and Chief
Executive Officer

Date: August 16, 2010	By: /s/ Marc L. Rose
Marc L. Rose, Vice President,
Chief Financial Officer, Treasurer
and Corporate Secretary