Form 10-Q
period 2010-09-30
Patient Safety Technologies, Inc
filed 2010-11-19
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Two Venture Plaza, Suite 350, Irvine, CA 92618
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 387-2277

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

The number of outstanding shares of the registrant’s common stock, par value $0.33 per share, as of November 15, 2010 was 23,456,063.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2010

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

i

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Unaudited)
	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$2,796,742	$3,446,726
Restricted cash	223,630	—
Accounts receivable, net	679,760	906,136
Inventories, net	1,729,969	565,823
Prepaid expenses	256,057	207,598
Total current assets	5,686,158	5,126,283

Property and equipment, net	918,563	744,646
Goodwill	1,832,027	1,832,027
Patents, net	2,870,318	3,114,025
Long-term investment	666,667	666,667
Other assets	48,801	43,246
Total assets	$12,022,534	$11,526,894

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$1,677,252	$2,043,166
Accrued liabilities	865,608	1,242,876
Convertible note payable	1,424,558	1,424,558
Capital lease-current portion	—	19,330
Warrant derivative liability	980,757	3,666,336
Deferred revenue	4,446,647	8,099,144
Total current liabilities	9,394,822	16,495,410

Capital lease, less current portion	—	58,274
Deferred tax liability	708,049	805,768
Total liabilities	10,102,871	17,359,452

Commitments and contingencies (Note 20)

Stockholders’ equity(deficit):
Series A preferred stock, $1.00 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding at September 30, 2010 and December 31, 2009;
(Liquidation preference of $1.2 million at September 30, 2010 and December 31, 2009)	10,950	10,950
Series B convertible preferred stock, $1.00 par value, cumulative 7% dividend:
150,000 shares authorized; 60,067 issued and outstanding at September 30, 2010 and 0 issued and outstanding at December 31, 2009;
(Liquidation preference of $6.0 million at September 30, 2010 and $0 at December 31, 2009)	60,067	—
Common stock, $0.33 par value: 100,000,000 shares authorized;
23,456,063 shares issued and outstanding at September 30, 2010 and December 31, 2009	7,740,501	7,740,501
Additional paid-in capital	51,266,092	44,834,321
Accumulated deficit	(57,157,947)	(58,418,330)
Total stockholders’ equity (deficit)	1,919,663	(5,832,558)
Total liabilities and stockholders’ equity (deficit)	$12,022,534	$11,526,894

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$4,122,560	$978,461	$10,252,897	$2,942,066
Cost of revenue	1,950,573	540,013	4,829,821	1,707,575
Gross profit	2,171,987	438,448	5,423,076	1,234,491

Operating expenses:
Research and development	35,246	69,270	166,548	267,851
Sales and marketing	518,570	609,921	2,341,132	1,812,146
General and administrative	693,235	1,256,580	4,849,573	5,162,428
Total operating expenses	1,247,051	1,935,771	7,357,253	7,242,425

Operating income (loss)	924,936	(1,497,323)	(1,934,177)	(6,007,934)

Other income (expense)
Interest income (expense)	3,598	(303,580)	(5,062)	(744,000)
Gain (loss) on change in fair value of warrant derivative liability	15,631	(1,762,384)	2,685,579	(4,332,503)
Other income (expense)	—	194,447	433,958	194,447
Total other income (expense)	19,229	(1,871,517)	3,114,475	(4,882,056)

Income (loss) before income taxes	944,165	(3,368,840)	1,180,298	(10,889,990)
Income tax benefit	32,573	31,758	139,862	96,477
Net income (loss)	976,738	(3,337,082)	1,320,160	(10,793,513)
Preferred dividends	(14,682)	(19,163)	(59,777)	(57,488)
Net income (loss) applicable to common shareholders	$962,056	$(3,356,245)	$1,260,383	$(10,851,001)

Income (loss) per common share
Basic	$0.04	$(0.17)	$0.05	$(0.60)

Diluted	$0.04	$(0.17)	$0.04	$(0.60)

Weighted average common shares outstanding:
Basic	23,456,063	20,229,483	23,456,063	18,219,514

Diluted	24,031,063	20,229,483	35,659,766	18,219,514

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:

Net income (loss)	$1,320,160	$(10,793,513)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	388,006	253,496
Amortization of patents	243,706	243,706
Amortization of debt discount	—	461,000
Stock based compensation	965,078	896,326
Gain on reduction of contingent tax liability	(427,700)
Warrant exchange	—	(193,000)
Loss on abandonment of lease	151,973	—
Loss on capital lease write-off	3,917	—
Non-cash interest	—	1,323,000
(Gain) loss on change in fair value of warrant derivative liability	(2,685,579)	4,333,136
Change in deferred tax liability	(97,719)	(97,079)
Changes in operating assets and liabilities:
Accounts receivable	226,376	232,200
Inventories	(1,164,147)	(530,000)
Prepaid expenses	(48,459)	(10,333)
Other assets	(5,554)	8,000
Accounts payable	634,086	897,022
Accrued liabilities	(101,540)	(100,649)
Deferred revenue	(3,652,497)	—
Net cash used in operating activities	(4,249,893)	(3,076,688)

Investing activities:
Purchase of property and equipment	(627,888)	(89,020)
Net cash used in investing activities	(627,888)	(89,020)

Financing activities:
Proceeds from issuance of notes payable	—	2,000,000
Proceeds from issuance of convertible preferred stock and warrants	—	1,706,000
Proceeds from issuance of convertible preferred stock	5,000,000	—
Payments for stock issuance costs	(480,010)
Capital lease principle payments	(15,556)	—
Payments of preferred dividends	(53,007)	(57,488)
Transfer to restricted cash in connection with tax escrow account	(223,630)	—
Net cash provided by financing activities	4,227,797	3,648,512

Net increase (decrease) in cash and cash equivalents	(649,984)	482,804
Cash and cash equivalents at beginning of period	3,446,726	296,185
Cash and cash equivalents at end of period	$2,796,742	$778,989

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$36,000
Cash paid during the period for taxes	$16,113	$—
Non cash investing and financing activities:
Issuance of convertible preferred stock for accounts payable	$1,000,000	$—
Dividends accrued	$53,007	$57,488
Reduction of fixed assets based on write-off of capital lease	$62,048	$—
Payment of Series B preferred dividends in shares	$6,770	$—
Reclassification of accrued interest to notes payable	$—	$165,000
Debt discount recorded in connection with issuance of notes payable	$—	$1,311,311
Reclassification of warrant equities to derivative liability	$—	$4,240,000
Issuance of common stock in payment of notes payable and accrued interest	$—	$(258,000)
Cancellation of warrants in connection with warrant exchange	$—	$(5,722,036)
Reclassification of warrant derivative liability to equity	$—	$(2,152,940)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

1. DESCRIPTION OF BUSINESS

Patient Safety Technologies, Inc. is a Delaware corporation, conducts its operations through its wholly-owned operating subsidiary, SurgiCount Medical, Inc. (“SurgiCount”), a California corporation. References to the "Company" include references Patient Safety Technologies, Inc. and SurgiCount, unless the context otherwise requires.

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

2. LIQUIDITY AND GOING CONCERN

The accompanying condensed consolidated interim financial statements have been prepared assuming that the Company will continue as a going concern. At September 30, 2010, the Company had a working capital deficit of $3.7 million, and for the nine-month period ended September 30, 2010, the Company incurred an operating loss of $1.9 million and generated negative cash flow from operating activities of $4.3 million.

In the most recent audit report dated March 31, 2010 by the Company’s independent registered public accounting firm, Squar Milner, included an explanatory paragraph in which they stated that the significant recurring net losses through December 31, 2009 and the significant working capital deficit at December 31, 2009 raised substantial doubt about the Company’s ability to continue as a going concern.

In June 2010, the Company augmented its cash resources by completing a convertible preferred stock financing transaction that generated gross proceeds of $5.0 million.  Starting in the most recent quarter ended September 30, 2010, newly appointed management implemented a comprehensive restructuring effort focused on a number of initiatives, including reducing operating expenses and achieving positive operating income and operating cash flow.  During the most recent quarter ended September 30, 2010, the Company reported revenue of $4.1 million and operating income of $925 thousand, which is the first time that the Company has reported positive operating income since the Company’s acquisition of SurgiCount Medical in 2005.  Although cash flow from operating activities during the quarter ended September 30, 2010 were negative $2.1 million, this result included a payment of $2.4 million for past due amounts owed to the primary manufacturing vendor of our sponge products, A Plus International, Inc. (A Plus”).  Our cash flow from operating activities for the quarter ended September 30, 2010 when adjusted to remove this payment to A Plus, would have resulted in the quarterly operating cash flow from operating activities being positive or adding to the cash balance on hand.  Operating income of $925 thousand during the quarter ended September 30, 2010 included $1.3 million of gross profit attributable to sales to Cardinal Health, our exclusive distributor, under our agreement with them that includes provisions for their purchase of stocking orders throughout 2010.   However, management still considers this quarter’s positive operating profit result to be a meaningful milestone event, given the Company’s history of reporting operating losses.  The improvements in both cash flow and income from operations during the third quarter of 2010 as compared to previous periods was the result of a number of items, including the restructuring initiative recently implemented by newly appointed management and continued growth in the Company’s revenue, which included revenue attributable stocking orders from Cardinal Health.  The Company’s revenue and gross profit during the first nine months of 2010 of $10.3 million and $5.4 million respectively, have grown 248% and 340% respectively, compared to the first nine months of 2009.

Despite the improvements in operating performance achieved in the three and nine months ended September 30, 2010, management believes that it will be necessary to raise additional funds before the end of the first quarter 2011 in order to continue to operate as a going concern.  Management believes that if necessary, additional cost-cutting measures can be implemented to extend the Company’s ability to operate its core business beyond the first quarter 2011 if financing is not timely available.  Management’s plan to raise additional required funding could include equity and or debt financings, in private transactions with accredited investors.  The Company has historically been successful in raising required financing in this manner, and believes that it will be able to raise such additional financing on a timely basis.  However, no assurances can be made that the Company will be successful in obtaining a sufficient amount of financing on acceptable terms (or any financing) in order to continue to fund its operations, or that it will be able to continue to achieve profitable operating results or positive cash flow.  In addition, no assurance can be made that additional cost cutting measures, if implemented, will materially extend the Company’s ability to operate without procuring additional financing.  The accompanying condensed consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable sections of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated interim financial information is unaudited but reflects all normal adjustments and disclosures that are, in the opinion of management, necessary to make the financial statements not misleading. The condensed consolidated balance sheet as of December 31, 2009 was derived from the Company’s audited financial statements. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  Results of the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

•
Sales of our sponges and towels are generally considered to be at the time of shipment where terms are FOB shipping point.  In the event that terms of the sale are FOB customer, the delivery is considered to occur at the time that delivery to the customer has been completed.  Delivery with respect to the initial one-year maintenance agreement is considered to occur on a monthly basis over the term of the one-year period, and revenues related to this element are recognized on a pro-rata basis during this period.  Costs of scanners and related hardware and software are capitalized and depreciated to Cost of Sales with an assumed three year life.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 20): Improving Disclosures about Fair Value Measurements.” This ASU provides clarification regarding existing disclosures and requires additional disclosures regarding fair value measurements. Specifically, the guidance now requires reporting entities to disclose the amounts of significant transfers between levels and the reasons for the transfers. In addition, the reconciliation should present separate information about purchases, sales, issuances and settlements. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value. The new standard was effective for reporting periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements, which is not effective until reporting periods beginning after December 15, 2010. There were no transfers into or out of Level 1 or Level 2 of the fair value hierarchy during the nine months ended September 30, 2010. Adoption of the not yet effective section of this guidance is not expected to have a material impact on our Consolidated Financial Statements.

4. RESTRICTED CASH

Restricted cash at September 30, 2010 consists of $224 thousand of cash held in an escrow account pursuant to the Tax Escrow Agreement, which was established during the quarter ended June 30, 2010 in connection with the Convertible Preferred Stock financing transaction (see Note 20).  Cash held in the escrow account is invested in the escrow agent’s insured money market account and any income earned on such funds is added to the balance held in escrow.  In accordance with the terms of the Tax Escrow Agreement, funds held in the escrow account may be released to pay tax claims by federal or state taxing authorities, or in the event that the Company’s estimated contingent tax liability, as reflected in its periodic reporting on either Form 10-Q or 10-K, is reduced for reasons other than actual payment of tax claims, subject to compliance with specific provisions of the agreement.  During the nine months ended September 30, 2010 the initial contingent tax liability of $651 thousand was reduced by $427 thousand based on the expiration of the federal statute of limitations relating to certain 2006 income.  The Company anticipates the remaining $224 thousand balance of restricted cash will be released from the escrow account by the second quarter of 2011 based on the expiration of the federal statute of limitations relating to the tax year 2007.

5. EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share are determined by dividing the earnings (loss) applicable to common shareholders by the weighted average number of common shares outstanding. The Company complies with FASB Accounting Standards Codification (“ASC”) 260-10 Earnings Per Share (previously SFAS No. 128, Earnings per Share), which requires dual presentation of basic and diluted earnings (loss) per share on the face of the condensed consolidated statements of operations. Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if convertible preferred stock or notes, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

For the three and nine months ended September 30, 2010, the shares associated with the convertible note (see Note 10), convertible preferred stock and warrants and options that have a conversion/exercise price in excess of the average stock price during the three and nine month periods ending September 30, 2010, respectively, are included in calculating diluted earnings per share. Because the effects of outstanding options, warrants, convertible note and convertible preferred stock that have conversion/exercise prices in excess of the average stock price during the three and nine month periods ended September 30, 2010, are anti-dilutive, shares of common stock underlying these instruments as shown below have been excluded from the computation of loss per common share for the three and nine months ended September 30, 2009, respectively.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic
Income (loss) available to common stockholders	$962,056	$(3,356,245)	$1,260,383	$(10,851,001)
Weighted average common shares outstanding (basic)	23,456,063	20,229,483	23,456,063	18,219,514
Basic income (loss) per common share	$0.04	$(0.17)	$0.05	$(0. 60)

Diluted
Income (loss) available to common stockholders	$962,056	$(3,356,245)	$1,260,383	$(10,851,001)
Weighted average common shares outstanding	24,031,063	20,229,483	23,456,063	18,219,514
Assumed issuance of restricted stock	75,000	—	75,000	—
Assumed exercise of options	—	—	1,052,084	—
Assumed conversion of Series B preferred stock	—	—	8,008,933	—
Assumed exercise of warrants	—	—	2,567,686	—
Assumed conversion of debt	500,000	—	500,000	—
Common and potential common shares	24,031,063	20,229,483	35,659,766	18,219,514
Diluted income (loss) per common share	$0.04	$(0.17)	$0.04	$(0.60)

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were anti-dilutive	16,250,850	12,003,201	8,896,863	12,003,201

6. INVENTORY, NET

Inventory consists of the following:

	September 30,	December 31,
	2010	2009

Finished goods	$1,898,965	$734,819
Reserve for obsolescence	(168,996)	(168,996)
Total inventory, net	$1,729,969	$565,823

7. PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

	September 30,	December 31,
	2010	2009
Computer software and equipment	$1,100,003	$1,097,181
Furniture and equipment	226,586	298,333
Hardware for customer use	1,025,709	394,861
Property and equipment, gross	2,357,298	1,790,375
Less: accumulated depreciation	(1,433,735)	(1,045,729)
Property and equipment, net	$918,563	$744,646

At June 30, 2010, based on the Company’s decision to close the Newtown, PA office, the Company wrote off the remaining capital lease of $66 thousand pertaining to office furniture acquired as part of the Newtown, PA sublease.

8. GOODWILL AND PATENTS

The Company recorded goodwill in the amount of $1.7 million in connection with its acquisition of SurgiCount in February 2005.  During the year ended December 31, 2007, cumulative gross revenues of SurgiCount exceeded $1.0 million and as such the Company issued 100,000 shares of common stock, valued at approximately $145 thousand to the SurgiCount founders, as contingent consideration, which was recorded as additional goodwill.  In addition, in connection with the SurgiCount acquisition, the Company recorded patents acquired that were valued at $4.7 million.

Patents, net, consists of the following:

	September 30, 2010	December 31, 2009
Patents	$4,684,576	$4,684,576
Accumulated amortization	(1,814,258)	(1,570,551)
Patents, net	$2,870,318	$3,114,025

The patents are subject to amortization over their estimated useful life of 14.4 years.  Amortization expense for the three and nine months ended September 30, 2010 and 2009 was $81 thousand and $244 thousand, respectively.

9. LONG-TERM INVESTMENTS

Long-term investments consists of the following:

	September 30, 2010	December 31, 2009
Alacra, Inc.	$666,667	$666,667
Total	$666,667	$666,667

At September 30, 2010 and December 31, 2009, the Company had an investment in shares of Series F convertible preferred stock of Alacra, Inc. (“Alacra”), a global provider of business and financial information in New York, recorded at its cost of $667 thousand.  In December 2007, we received proceeds of $333 thousand from the redemption of one-third of our initial $1.0 million investment. In accordance with the terms of our investment, we have exercised our right to redeem our remaining preferred stock to Alacra, however to date the Company has not complied with our redemption rights.  We intend to exercise all of our rights and expect to receive the full carrying value due to us from this investment.  As there is no readily determinable fair value of the Alacra preferred stock, we account for this investment under the cost method.

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

On September 5, 2008, the Company entered into an Amendment and Early Conversion of the Secured Convertible Promissory Note (the “Amendment”) to modify the terms of the AG Capital Partners Convertible Note.  Under the Amendment, the Company agreed to pay Ault Glazer $450 thousand in cash and, contingent upon satisfaction of certain conditions by Ault Glazer, convert the remaining balance of the convertible secured note into 1,300,000 shares of the Company’s common stock.  One condition was that Ault Glazer transfers certain leases from the Company’s name into its name.  The Company made the $450 thousand cash payment on September 5, 2008.

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

Ault Glazer failed to satisfy the conditions by the September 19, 2008 deadline.  Although the conditions remained unsatisfied, the Company made two additional issuances of shares to Ault Glazer pursuant to the Amendment as follows: the Company issued another 250,000 shares on October 10, 2008 and another 250,000 shares on November 6, 2008.   As of September 30, 2010 and December 31, 2009, there remain 500,000 shares issuable to Ault Glazer upon Ault Glazer meeting the conditions of the Amendment.  During the three and nine months ended September 30, 2010 and the year ended December 31, 2009, in light of the failure to satisfy the conditions of the Amendment and the Advancement, the Company did not accrue interest expense on the AG Capital Partners Convertible Note.

In October 2010, the Company received a Notice of Levy (the “Levy”) from the US Marshal’s Office in Los Angeles (“Levying Officer”) with an order requiring the Company to deliver all shares of Patient Safety Technologies common stock (“PST Stock”) that the Company owes to Ault Glazer Capital Partners, LLC to the Levying Officer on behalf of a creditor who holds a judgment against Ault Glazer Partners, LLC and other parties.    The Company is currently reviewing the Levy and intends to comply with its legal obligations in regard to the Levy (see Note 21).

11. ACCRUED LIABILITIES

Accrued liabilities consists of the following:

	September 30, 2010	December 31, 2009
Accrued lease liability	$98,826	$7,547
Accrued dividends on preferred stock	114,976	114,976
Accrued severance	301,371	47,449
Accrued director’s fees	—	162,500
Contingent tax liability	223,523	740,726
Accrued commissions	—	13,200
Other	126,912	156,478
Total accrued liabilities	$865,608	$1,242,876

12. DEFERRED REVENUE

Deferred revenue consists of the following:

	September 30, 2010	December 31, 2009

Cardinal Health advance payment on purchase order	$4,131,148	$8,000,000

Scanner reimbursement revenue	311,749	99,144
Maintenance agreements	3,750	—
Total	$4,446,647	$8,099,144

On November 19, 2009 we entered into a Supply and Distribution Agreement with Cardinal Health (which replaced our prior agreement with Cardinal Health) under which Cardinal Health is the exclusive distributor of current products used in our proprietary Safety-Sponge® System in the United States, Puerto Rico and Canada.  In connection with the execution of this distribution agreement, Cardinal Health issued a $10.0 million stocking purchase order ("First Forward Order"), paid us $8.0 million in cash as a partial prepayment of the First Forward Order and agreed to pay $2.0 million directly to A Plus International, Inc. ("A Plus"), our exclusive manufacturer, upon delivery of product to Cardinal Health.  We did not ship any product pursuant to the First Forward Order in 2009, and accordingly, all $10.0 million of revenue from the First Forward Order is expected to be recognized in 2010.  As of September 30, 2010, we had recognized $5.9 million in revenue from the First Forward Order, and Cardinal Health has made payments totaling $2.0 million to A Plus.  In addition, Cardinal Health had originally agreed to issue a $5.0 million stocking purchase order ("Second Forward Order") before the end of the third quarter of 2010 if certain milestones were achieved, however both the Company and Cardinal Health have agreed not to pursue this Second Forward Order.  We expect to have revenue of $10.0 million in 2010 from the First Forward Order, and $0 revenue from the First and Second Forward Orders in 2011.

Because of this arrangement, we expect that our revenues for 2010 will be significantly higher than the actual sales of our product by Cardinal Health to end-user hospital customers.  However, the Company’s revenue in 2011 and beyond could be materially lower than actual sales of our product made by Cardinal Health to end-user hospital customers.  Under the terms of the Supply and Distribution Agreement with Cardinal Health, beginning in 2011 Cardinal Health may adjust its inventory to more normal levels gradually over a 12 month period.  Should Cardinal Health reduce its orders to the Company in an effort to gradually reduce its inventory levels to more normal levels over a 12-month period, Company revenues could be materially negatively affected.  The Company is in discussions with Cardinal Health to delay the inventory reduction in 2011 and discuss a mutually acceptable process for Cardinal Health to use their Forward Order inventory in satisfying customer demand, so as to avoid having a significant negative impact, if any, on the Company’s future revenue in 2011 and beyond as a result of this arrangement, and believes that a mutual agreement will be reached between the Company and Cardinal Health, however no assurances can be made that such an agreement will be reached.

Prior to the third quarter of 2009, the Company’s business model included the sale of its SurgiCounter™ scanners and related software used in the Company’s Safety-Sponge® System to most hospitals that adopted its system.  Beginning with the third quarter of 2009, the Company modified its business model and began to offer to provide its SurgiCounter™ scanners and related hardware and software to hospitals at no cost when they adopt its Safety-Sponge® System.  Under the new supply and distribution agreement with Cardinal Health entered into in November 2009, the Company is reimbursed an agreed upon percentage of the cost of the scanners provided by the Company to hospitals that receive their surgical sponges and towels through Cardinal.  Reimbursements received from Cardinal are initially deferred and are recognized as revenue on a pro-rata basis over the life of the specific hospital contract.  The balance of the deferred revenue to Cardinal related to scanners as of September 30, 2010 was $311 thousand.  Because the Company no longer engages primarily in direct SurgiCounter™ scanner and related hardware sales, except in certain customer specific situations, it generally anticipates only recognizing revenues associated with its SurgiCounter™ scanners in connection with reimbursement arrangements under its agreement with Cardinal Health.

13. SERIES B CONVERTIBLE PREFERRED STOCK

On June 24, 2010 the Company entered into a Convertible Preferred Stock Purchase Agreement with several accredited investors, as defined under Rule 501(a) of the Securities Act of 1933, as amended.  The accredited investors included A Plus International, Inc. and Catalysis Partners, LLC.  Wenchen (Wayne) Lin, a member of the Company’s Board of Directors, is a founder and significant beneficial owner of A Plus International, Inc and John P. Francis, a member of the Company’s Board of Directors, has voting and investment control over securities held by Francis Capital Management, LLC, which acts as the investment manager for Catalysis Partners, LLC. Pursuant to the Convertible Preferred Stock Purchase Agreement, the Company issued an aggregate of 60,000 shares of its Series B Convertible Preferred Stock (“Series B Preferred”), at a purchase price of $100 per share, or $6 million in the aggregate, payable in cash or as a reduction of indebtedness or a combination of both.  Ten thousand of the Series B preferred shares valued at $1.0 million were issued and exchanged for $1.0 million of accounts payable balance that the Company owed A Plus International, the primary manufacturing supplier of the Company’s sponge products.  The Company authorized 150,000 shares of Series B Preferred, with a par value of $1.00 per share.  Holders of the Series B Preferred are entitled to receive quarterly cumulative dividends at a rate of 7.00% per annum, beginning on July 1, 2010.  All dividends due on or prior to December 31, 2011 are payable in kind in the form of additional shares of Series B Preferred, and all dividends payable after December 31, 2011 are payable solely in cash.   On November 15, 2010 the Company’s Board of Directors declared dividends on the Series B Preferred stock covering the period June 24, 2010 (the date of issuance) through to September 30, 2010, totaling $110 thousand.  The dividend will be paid to the Series B Preferred shareholders during the quarter ended December 31, 2010 by issuing an additional 1,089 shares of Series B Preferred shares, valued at $100 per share, and cash of $1,175, reflecting fractional share amounts.

In connection with the Convertible Preferred Stock Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement.  Pursuant to the Registration Rights Agreement, the Company is required to use its reasonable best efforts to file with the Securities and Exchange Commission a registration statement covering the shares of common stock underlying the Series B Preferred Stock within 90 days from the closing date of June 24, 2010, and to cause the registration statement to be declared effective within 150 days of the closing date, and to maintain the effectiveness of the registration statement for the shorter of 3 years from the effective date or such time as all shares covered under the registration statement have been sold.  Under this agreement, if the registration statement is not declared effective within 150 days of the closing date, the Company shall be liable to pay each of the investors in cash an amount equal to 1.5% of their respective investment.  Based on the aggregate investment in the Series B Preferred of $6.0 million, the Company’s exposure for penalties due to its failure to cause the registration statement to be declared effective on a timely basis would be $90,000 per month, unless the investors waive such penalties.  As of September 30, 2010, there have been no penalties accrued relating to the registration requirement because the Company believes it has or is likely to receive waivers of such requirement through the third quarter of 2010, and deems that any such potential future penalties are currently not probable.

14. STOCKHOLDERS’ EQUITY:

The following table summarizes changes in components of stockholders’ equity during the nine months ended September 30, 2010:

	Preferred Stock Series A		Convertible Preferred Stock Series B		Common Stock Issued		Paid – In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

BALANCES, December 31, 2009	10,950	$10,950	—	—	23,456,063	$7,740,501	$44,834,321	$(58,418,330)	$(5,832,558)

Preferred dividends	—	—	67	67	—	—	6,703	(59,777)	(53,007)
Issuance of convertible preferred stock, net of transaction costs	—	—	60,000	60,000	—	—	5,459,991	—	5,519,991
Stock-based compensation	—	—	—	—	—	—	965,077		965,077
Net income	—	—			—	—	—	1,320,160	1,320,160
BALANCES, September 30, 2010	10,950	$10,950	60,067	$60,067	23,456,063	$7,740,501	$51,266,092	$(57,157,947)	$1,919,663

15. WARRANTS AND WARRANT DERIVATIVE LIABILITY

The following table summarizes warrants to purchase common stock activity for the period ended September 30, 2010:

	Amount	Range of Exercise Price
Warrants outstanding December 31, 2009	8,064,978	$0.75 − 6.05
Issued	—	−
Cancelled/Expired	(572,417)	$1.25 – 6.05
Warrants outstanding September 30, 2010	7,492,561	$0.75 – 4.50

At September 30, 2010, stock purchase warrants will expire as follows:

	# of Warrants	Range of Exercise Price
2010	—	—
2011	2,301,419	$0.75 − 4.50	*
2012	818,000	$2.00
2013	1,786,267	$0.75 − 1.40	*
2014	1,890,000	$1.82 − 4.00
2015	696,875	$1.25
Total	7,492,561	$0.75 – 4.50

* Includes warrants that contain anti-dilution rights if the Company grants or issues securities for less than the exercise price.

Warrant Derivative Liability

At September 30, 2010, a total of 2,567,686 warrants are classified as a derivative liability pursuant to guidance codified in FASB ASC 815-40, Derivatives and Hedging, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (previously EITF 07-5).

At September 30, 2010, the estimated fair value of these warrants, based on a Black-Scholes option pricing model was $981 thousand, which is included in current liabilities in the accompanying condensed consolidated balance sheet. Based on the change in fair value of the warrant derivative liability, the Company recorded non-cash income of $16 thousand and $2.7 million for the three and nine months ended September 30, 2010, respectively. The warrant fair values at September 30, 2010 were determined using the Black-Scholes valuation model using the closing stock price at each date, volatility rate of 129-146%, risk free interest rates of 0.22-0.56%, and contractual lives equal to the remaining term of the warrants expiring as of each measurement date.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At September 30, 2010, the Company had outstanding warrants to purchase common shares of its stock that are classified as warrant derivative liabilities with a fair value of $981 thousand. The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them (See Note 15).

The table below sets forth a summary of changes in the fair value of the Company’s warrant derivative liability for the period ended September 30, 2010:

	January 1, 2010	Gain on change in fair value included in earnings	September 30, 2010

Warrant Derivative Liability	$(3,666,336)	$2,685,579	$(980,757)

Other Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and deferred revenue approximate their respective fair values because of the short-term nature of these financial instruments.

The fair value of the Company's convertible debt is estimated to be $375 thousand and $950 thousand at September 30, 2010 and December 31, 2009, respectively, which is less than the carrying value of $1.42 million at each of these dates.  As described in Note 10, the current terms of the agreements relating to the convertible debt provides for the full settlement of the outstanding balance of the debt.  Accordingly, the fair values noted above were estimated based on market value of 500,000 shares of the Company’s common stock at September 30, 2010 and December 31, 2009.

The fair value of long-term investments were reported using the cost method as there are no quoted market prices available, and determining a reasonable estimate of fair value can not be completed without incurring excessive costs (See Note 9).

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

On March 11, 2009, the Board of Directors of the Company approved the 2009 Stock Option Plan (the “2009 SOP”), and the Company’s stockholders approved the 2009 SOP on August 6, 2009. An aggregate of 3,000,000 shares of common stock have been reserved under the 2009 SOP for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non–employee directors and consultants performing services for the Company.

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

In June 2010, the Company entered into a Release and Separation Agreement with the Company’s former CEO and former members of the board of directors pursuant to which their respective stock option grants were modified (see Note 18).  In connection with these modifications, the Company recorded incremental stock based compensation expense, based on the change in fair value of the modified options, of $147 thousand during the quarter ended June 30, 2010.  In addition, based on the continued vesting of certain of the stock options that were modified, the Company expects to record additional stock based compensation expense totaling approximately $112 thousand ratably over a 12 month period through June 2011.

All options that the Company granted during the nine months ended September 30, 2010 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Nine Months Ended September 30,
	2010	2009
Weighted average risk free interest rate	1.59%	2.07%
Weighted average life (in years)	4.26 years	6.02 years
Volatility	118.69%	114.1%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.61	$.75

A summary of stock option activity for the nine months ended September 30, 2010 is presented below:

Outstanding Options
			Weighted
			Average
		Weighted	Remaining	Aggregate
Number of		Average Exercise	Contractual Life	Intrinsic Value
Shares		Price	(years)	(1)
Balance at December 31, 2009(2)	5,821,000	$1.36	6.15	$4,401,385
Options Granted	1,005,000	$1.23	9.46
Exercised	—	—	—
Forfeited	(1,801,928)	$1.11
Cancelled	—	—
Balance at September 30, 2010	5,024,072	$1.43	6.46
Vested and exercisable as of September 30, 2010	2,670,978	$1.65	5.79	—
Unvested as of September 30, 2010	2,353,094	$1.18	7.23	$—

1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock prices of $0.75 and $1.90 of the Company’s common stock at September 30, 2010 and December 31, 2009, respectively.

2)	Includes 3,150,000 non-qualified options that were issued outside the 2005 and 2009 stock option plans.

The total grant date fair value of stock options granted during the three and nine months ended September 30, 2010 was $103 and $937 thousand, respectively.  For the three and nine months ended September 30, 2010, stock based compensation was $161 thousand and $965 thousand, respectively, that included $55 thousand for 75,000 shares of restricted stock authorized but not issued to a consultant.  For the three and nine months ended September 30, 2009, stock based compensation was $325 thousand and $897 thousand, respectively.

As of September 30, 2010, there were $1.65 million of unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.98 years. To the extent the forfeiture rate is different from what the Company anticipated; stock-based compensation related to these awards will be different from the Company’s expectations.

18. RELATED PARTY TRANSACTIONS

A Plus International, Inc.

During the three and nine months ended September 30, 2010, the Company recognized cost of revenues of $1.9 million and $4.8 million respectively, relating to surgical products used in the Safety-Sponge® System manufactured by A Plus International or A Plus. At September 30, 2010, the Company’s accounts payable included $1.0 million owed to A Plus in connection with the purchase of surgical products used in the Safety-Sponge® System, $9 thousand of which will be paid directly to A Plus by Cardinal Health pursuant to the new Supply and Distribution Agreement dated November 19, 2009.  Wenchen Lin, a Director and significant beneficial owner of the Company is a founder and significant owner of A Plus. On June 24, 2010, A Plus converted $1.0 million of accounts payable owed to A Plus into 10,000 shares of Series B Convertible Preferred Stock (see Note 13).

Francis Capital Management

On June 24, 2010, Catalysis Partners, LLC, invested $1.0 million in the Series B Convertible Preferred Stock transaction (see Note 13).  John P. Francis, a member of our Board of Directors, has voting and investment control over securities held by Francis Capital Management, LLC, which acts as the investment manager for Catalysis Partners, LLC.

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

In connection with Mr. Kane’s resignation, we entered into a Separation Agreement and Mutual General Release with Steven Kane (the “Kane Release”).  Under the Kane Release, Mr. Kane will receive, subject to compliance with its terms, 12 months of salary and health payments, and waived his rights to any bonus payment, or payment for excise taxes.  The Kane Release also provided for the payment to Mr. Kane, in cash, of an aggregate $235 thousand as payment in full for all accrued Director Fees and salary, accrued vacation, and accrued severance benefits of $349 thousand as of June 30, 2010 as provided in his employment agreement.  The Kane Release contains other provisions, including provisions relating to stock options and other matters.

In connection with the resignation of Messrs. Chase, McFarland, Hitchcock and Dr. Bauer as members of our Board, effective as of June 24, 2010, we entered into a Separation Agreement and Mutual General Release with such individuals (the “Director Release”).  The Director Release provided for the payment, in cash, of the following unpaid Director’s fees not previously approved by the Compensation Committee:  $83.5 thousand to Mr. Chase, $64.9 thousand to Mr. McFarland, $10.0 thousand to Mr. Hitchcock and $10.0 thousand to Dr. Bauer.  The Director Release contains other provisions, including provisions relating to stock options and other matters.

19. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

During the three and nine months ended September 30, 2010, due to its exclusive distribution agreement with Cardinal Health, the Company had one customer that represented in excess of 97% and 98% of total revenues, respectively, compared with 89% and 80% for the same respective periods in 2009.  No other single customer accounted for more than 10% of total revenues in either period.

Suppliers

The Company relies primarily on a third-party supplier, A Plus, to supply all the surgical sponges and towels used in its Safety-Sponge® System (see Note 18). The Company also relies on a number of third parties to manufacture certain other components of its Safety-Sponge® System.  If A Plus or any of the Company’s other third-party manufacturers cannot, or will not, manufacture its products in the required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity.  Any interruption or delay in manufacturing could have a material adverse effect on the Company’s business and operating results.

Furthermore, the vast majority of products obtained from A Plus are manufactured in China.  As such, the supply of product from A Plus is subject to various political, economic, and other risks and uncertainties inherent in importing products from this country, including among other risks, export/import duties, quotas and embargoes; domestic and international customs and tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Segment and Related Information

The Company presents its business as one reportable segment due to the similarity in nature of products marketed, financial performance measures, methods of distribution and customer markets. The Company’s chief operating decision making officer reviews financial information on the Company’s products on a consolidated basis.  All revenues earned during the three and nine months ended September 30, 2010 relate to customers based in the United States.

The following table summarizes revenues by product line.

Three Months Ended September 30,	2010	2009

Revenues:
Surgical sponges and towels	$4,091,407	$964,264
Scanners and related products	31,153	14,198
Total revenues	$4,122,560	$978,462

Nine Months Ended September 30,	2010	2009

Revenues:
Surgical sponges and towels	$10,166,752	$2,586,079
Scanners and related products	86,145	355,987
Total revenues	$10,252,897	$2,942,066

20.  COMMITMENTS AND CONTINGENCIES

Operating and Capital Leases

In November 2007, the Company entered into a 36 month lease agreement for approximately 4,000 square feet of office space in Temecula, CA, which expires December 31, 2010.  Monthly lease payments for the remaining lease term of this lease are $9,757.  In November 2010, the Company moved its corporate headquarters to Irvine, CA, entering into a 36 month lease in September 2010 to lease approximately 3,300 square feet of office space.  Monthly lease payments are $5,610 a month during the first year and will increase 3% annually each year afterwards, effective each September.  In December 2009, the Company entered into a 40 month sublease agreement for office space in Newtown, PA, which expires in April 2013, at a fixed monthly total lease payment for the entire term of the lease of $11,576.  In connection with the Newtown, PA office sublease, the Company acquired certain office furniture valued at $100 thousand from the building landlord for a nominal one-time payment.  Accordingly, a portion of the total monthly lease payment for this facility has been allocated to the acquisition of this furniture and recorded as a capital lease at December 31, 2009.

In June 2010, the Company made the decision to close the Newtown, PA corporate office.  Per FASB Accounting Standards Codification 420, Exit or Disposal Cost Obligations, the Company expensed the net present value of the remaining lease obligation along with an accrual for utilities through April 2013.  At the time of management’s decision in June 2010, the Company did not offset the lease accrual by any potential sublease income, as it was assumed at the time to be unlikely that a tenant would be found during the remaining sublease term due to local commercial real estate market conditions.  Accordingly, in the quarter ended June 30, 2010, the Company recorded a charge of $372 thousand for the remaining facility lease obligation.  However as discussed in Note 21, the Company did subsequently find a prospective tenant, (“Tenant”) to sublease the Newtown property, and entered into a sub-sublease agreement with Tenant on November 9, 2010 for the full lease period of the Company’s original lease.  As a result, the Company reduced its recorded lease obligation by $220 thousand in the quarter ended September 2010, representing the net present value of expected future rent payments to be made by Tenant over the lease term.  The sub-sublease arrangement is still subject to final approval by the Master Landlord and Sublease Landlord, which management expects shortly, however no assurances can be made that these required approvals will be received.

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

On June 24, 2010, in connection with the Series B Convertible Preferred Stock Purchase Agreement, the Company entered into a Tax Escrow Agreement and transferred $651 thousand into a tax escrow account. The Tax Escrow Agreement was entered into with the U.S. Bank National Association, a national banking association, acting as escrow agent.   Under the Tax Escrow Agreement, the escrow agent is required to use the escrowed funds to pay specified tax claims to taxing authorities and/or to release escrowed funds to the extent the Company’s tax reserve for the contingent tax liability has been reduced, subject to compliance with certain procedures.

During the nine months ended September 30, 2010, the Company reduced the tax escrow account by $427 thousand based on the expiration of the statue of limitations during the quarter for certain amounts relating the tax year 2006.  The Company anticipates the remaining $224 thousand will be released from the escrow account in the third quarter of 2011.  As of September 30, 2010, the remaining contingent tax liability, which is included in accrued liabilities, is $224 thousand.

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

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed another lawsuit against the Company, Sunshine Wireless LLC and four other defendants affiliated with Winstar Communications to collect a federal default judgment of $5.0 million entered against two entities, Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against the Company and others under the doctrine of de facto merger.  The action was tried before the Los Angeles County Superior Court in 2008.  On August 5, 2009, the Superior Court issued a statement of decision in the Company’s favor, and on October 8, 2009, the Superior Court entered judgment in the Company’s favor, and judged plaintiffs’ responsible for $2,709 of the Company’s court costs.  On November 6, 2009, the plaintiff filed a notice of appeal in the Superior Court of the State of California, County of Los Angeles Central District. The Company has engaged appellate counsel, believes the plaintiff’s case is without merit and intends to continue to defend the case vigorously. As loss is not deemed to be probable in connection with this matter, no accruals have been made as of September 30, 2010.

21. SUBSEQUENT EVENTS

On October 22, 2010, the Company entered into an employment agreement and appointed David C. Dreyer as Chief Financial Officer and Vice President of the Company.  Mr. Dreyer has over 20 years experience in financial management in public companies, including as Chief Financial Officer at AMN Healthcare Inc. (AHS) and Sicor Inc (now a part of Teva Pharmaceutical Industries Ltd [TEVA]).

As discussed in Note 10, Convertible Note Payable, in October 2010, the Company received a Notice of Levy (the “Levy”) from the US Marshal’s Office in Los Angeles (“Levying Officer”) with an order requiring the Company to deliver all shares of Patient Safety Technologies common stock (“PST Stock”) that the Company owes to Ault Glazer Capital Partners, LLC to the Levying Officer on behalf of a creditor who holds a judgment against Ault Glazer Partners, LLC and other parties.   The Company is currently reviewing the Levy and intends to comply with its legal obligations in regard to the Levy (see Note 21).

On November 15, 2010 Zealous Asset Management LLC (“ZAM”), Managing General Partner for the hedge funds Zealous Partners and Ault Glazer Capital Partners filed a lawsuit in the Superior Court of California, County of Orange, Central Justice Center against the Company, Dr. Louis Glazer, one of our directors, and his spouse Melanie Glazer, as well as Steven Bodnar, a shareholder of the Company for breach of contract, breach of good faith, fraud and other claims (the “ZAM Suit”), The ZAM Suit alleges, among other things, that the Company’s former management and the Glazers misrepresented the financial strength of the Company when re-negotiating terms of various loan agreements that the Company entered into with Zealous Partners and Ault Glazer Capital Partners in 2005 and 2006 and allegedly “forced” Ault Glazer Capital Partners to agree to such renegotiated terms.   The ZAM Suit also contains allegations regarding dividends allegedly unpaid with respect to 2,600 shares of the Company’s Series A Preferred Stock allegedly owned by an affiliate of ZAM.  Management is still reviewing the ZAM Suit.  The Company’s preliminary analysis is that the ZAM Suit is without merit.  The Company intends to vigorously defend the ZAM Suit and believes that this matter will not have any material impact to the financials statements of the Company.

As discussed in Note 20, Commitments and Contingencies, the Company made a decision in June 2010 to close its Newtown, PA corporate office.  Per FASB Accounting Standards Codification 420, Exit or Disposal Cost Obligations, the Company expensed the net present value of the remaining lease obligation along with an accrual for utilities through April 2013, totaling $372 thousand.  The Company did not offset the lease accrual by any potential sublease, as it was assumed at the time to be unlikely that a tenant would be found during the remaining sublease term due to local commercial real estate market conditions.  The Company did find a prospective tenant, (“Tenant”) to sublease the Newtown property, and entered into a sub-sublease agreement with the Tenant on November 9, 2010 for the remaining lease period of the Company’s original lease.  As a result, the Company reduced its recorded lease obligation by $220 thousand in the quarter ended September 30, 2010, representing the net present value of expected future rent payments to be made by Tenant over the lease term. The sub-sublease arrangement is still subject to final approval by the Master Landlord and Sublease Landlord, which is expected shortly, however no assurances can be made that these required approvals will be received.

On November 15, 2010, the Company entered into an employment agreement, effective as of June 24, 2010, with Brian E. Stewart, President, Chief Executive Officer and Director of the Company, regarding his employment with the Company.

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

Overview

We focus on the development, marketing and sales of products and services in the medical patient safety markets. Our proprietary Safety-Sponge® System is a patented system of bar-coded surgical sponges, SurgiCounter™ scanners, and software applications integrated to form a comprehensive counting and documentation system.  This system is designed to eliminate the possibility of retained surgical sponges being unintentionally left inside of patients during surgical procedures by allowing faster and more accurate counting of surgical sponges.  As of September 30, 2010, we reached a milestone of having had a cumulative total of over an estimated 36,625,000 of our sponges used in more than 1,450,000 procedures without a single undetected sponge left inside a surgical patient in all cases where our solution was utilized.  We sell our Safety-Sponge® System to hospitals through our direct sales force, but rely on an exclusive distributor for the ongoing supply of our proprietary surgical sponge products to hospitals that have adopted our system.  Our business model consists of selling our unique surgical sponge products, which are manufactured for us by an exclusive supplier, on a recurring basis to those hospitals that have adopted our Safety-Sponge® System.  One of the ways in which we differentiate our products from other competing products is by working closely with hospital personnel through education and implementation services.  We currently sell our Safety-Sponge® System only in the United States and we had revenues of $4.1 million and $10.3 million for the three and nine months ended September 30, 2010, which included $2.5 million and $5.9 million, respectively, shipped to Cardinal Health under the First Forward Order which does not necessarily represent sales of that product to end user hospitals (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”).

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

Research and development expenses

Our research and development expenses consist of costs associated with the design, development, testing and enhancement of our products.  We also include salaries and related employee benefits, research-related overhead expenses and fees paid to external service providers in our research and development expenses.  There was a reclassification starting in 2010 of certain personnel-related expenses to sales and marketing expenses.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements.  Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates.  For additional information relating to these and other accounting policies, see Note 3 to our condensed consolidated interim financial statements.

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

To remedy these material weaknesses, we are implementing policies and procedures to formalize our period end close process as well as to address the application of our accounting policies to ensure conformity with GAAP.  We are also seeking to hire qualified personnel, or engage outside resources, as applicable, with appropriate knowledge/experience in the application of GAAP to complex accounting transactions and we are strengthening internal policies and procedures designed to ensure the accuracy and integrity of spreadsheets used in the financial reporting system.  As discussed in Note 21, Subsequent Events, the Company hired a new Chief Financial Officer, Mr. Dreyer effective October 22, 2010.  Mr. Dreyer is a Certified Public Accountant (CPA) with over 20 years experience in financial management of public companies.  Management is fully committed to remediating the material weaknesses identified during last year’s assessment of internal controls.

For information regarding our evaluation of the effectiveness of our disclosure controls and procedures as well as any changes in our internal control over financial reporting as of the end of the period covered by this report, see “Controls and Procedures” below.

Factors Affecting Future Results

Cardinal Health Supply Agreement.   On November 19, 2009 we entered into a Supply and Distribution Agreement with Cardinal Health (which replaced our prior agreement with Cardinal Health) under which Cardinal Health is the exclusive distributor of current products used in our proprietary Safety-Sponge® System in the United States, Puerto Rico and Canada.  In connection with the execution of this distribution agreement, Cardinal Health issued a $10.0 million stocking purchase order ("First Forward Order"), paid us $8.0 million in cash as a partial prepayment of the First Forward Order and agreed to pay $2.0 million directly to A Plus International, Inc. ("A Plus"), our exclusive manufacturer, upon delivery of product to Cardinal Health.  We did not ship any product pursuant to the First Forward Order in 2009, and accordingly, all $10.0 million of revenue from the First Forward Order is expected to be recognized in 2010.  As of September 30, 2010, we had recognized $5.9 million in revenue from the First Forward Order, and Cardinal Health has made payments totaling $2.0 million to A Plus.  In addition, Cardinal Health had originally agreed to issue a $5.0 million stocking purchase order ("Second Forward Order") before the end of the third quarter of 2010 if certain milestones were achieved, however both the Company and Cardinal Health have agreed not to pursue this Second Forward Order.  We expect to have revenue of $10.0 million in 2010 from the First Forward Order, and $0 revenue from the First and Second Forward Orders in 2011.

Because of this arrangement, we expect that our revenues for 2010 will be significantly higher than the actual sales of our product by Cardinal Health to end-user hospital customers.  However, the Company’s revenue in 2011 and beyond could be materially lower than actual sales of our product made by Cardinal Health to end-user hospital customers.  Under the terms of the Supply and Distribution Agreement with Cardinal Health, beginning in 2011 Cardinal Health may adjust its inventory to more normal levels gradually over a 12 month period.  Should Cardinal Health reduce its orders to the Company in an effort to gradually reduce its inventory levels to more normal levels over a 12-month period, Company revenues could be materially negatively affected.  The Company is in discussions with Cardinal Health to delay the reduction in 2011 and discuss a mutually acceptable process for Cardinal Health to use their Forward Order inventory in satisfying customer demand, so as to avoid having a significant negative impact if any, on the Company’s future revenue in 2011 and beyond as a result of this arrangement, and believes that a mutual agreement will be reached between the Company and Cardinal Health, however no assurances can be made that such an agreement will be reached.

Effect of Stocking Sales and Backlog on Revenues.  Our revenues reflect primarily the sale of surgical sponges to our exclusive distributor.  Because we recognize revenues when we ship product, (1) the timing of orders by our distributor and the management of its inventory may affect the comparability of revenues between periods and (2) to the extent there is a backlog in receipt of products from our exclusive supplier of our surgical sponges, we may not always be able to recognize revenues in the same period in which a product order is received.  In addition, our exclusive distributor may sell down its stocking inventory more than it anticipated, which could result in lower than anticipated Company revenue.  Thus, certain changes in our revenues between periods are not necessarily reflective of actual hospital demand for our surgical sponge products during the period reported.

Reduction in Hardware Sales – Effect on Revenues and Cost of Revenues.  Prior to the third quarter of 2009, our business model included the sale of our SurgiCounter™ scanners and related hardware and software used in our Safety-Sponge® System to most hospitals that adopted our system.  Beginning with the third quarter of 2009, we modified our business model and began to offer to provide our SurgiCounter™ scanners and related hardware and software to hospitals at no cost when they adopt our Safety-Sponge® System.  Because we no longer engage primarily in direct SurgiCounter™ scanner sales and generally anticipate only recognizing revenues associated with our SurgiCounter™ scanners in connection with reimbursement arrangements under our agreement with Cardinal Health, we do not expect our SurgiCounter™ scanners to continue to represent a sizable source of revenues for our company.  For the three and nine months ended September 30, 2010, surgical sponge sales accounted for 99.2% and 99.1%, respectively, compared to 98.3% and 91.6%, respectively, for the same period in 2009.  This change in our business model also affected our costs of revenues because rather than recognizing the full product cost for all SurgiCounter™ scanners at the time of shipment in our cost of revenues, we now recognize only the depreciation expense for those SurgiCounter™ scanners and related hardware that we have provided to certain hospitals for their use at no cost.  This business model change led to a significant improvement in our gross margin in the year ended December 31, 2009 based on the shift in product mix resulting in a significantly higher percentage of surgical sponge sales, which are sold at a higher margin than our SurgiCounter™ scanners included in our cost of revenue.  Going forward, we anticipate that the shift in product mix and anticipated increase in volume of surgical sponge sales will more than offset the effects of including depreciation expense for the scanners in cost of revenue without generating the corresponding revenue from the sale of the scanner.

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenues

We had revenues of $4.1 million, which included $2.5 million shipped to Cardinal Health under the First Forward Order (see “Factors Affecting Future Results —Cardinal Health Supply Agreement” above) for the three months ended September 30, 2010.  Estimated hospital consumption revenue, which is defined as total revenue less the First Forward Order was $1.6 million for the three months ended September 30, 2010, an increase of 69.6% compared to $978 thousand for the same period in 2009.   In the three months ended September 30, 2010, surgical sponge sales accounted for 99.2% of revenue, and sales of hardware accounted for 0.8%, compared to 98.3% and 1.7% for the same period in 2009, respectively.  The primary reason for the increase in revenues was an increase in the number of hospitals implementing the Safety-Sponge® System and the shipment of Forward Order inventory to Cardinal Health (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”.  New hospital implementations were driven by a number of factors, including increasing industry awareness of our product offering and growing evidence of its clinical effectiveness.

Cost of revenues

Cost of revenues increased by $1.4 million or 261%, to $1.95 million for the three months ended September 30, 2010 from $540 thousand for the same period in 2009.  The increase was primary due to an increase in sales of our products used in our Safety-Sponge® System, reflecting an increase in the number of hospitals that have adopted and implemented our system, along with $ 940 thousand, associated with the shipment of product to Cardinal Health (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”).  The increase in costs associated with the increase in product sales more than offset the decrease in costs that resulted from the change in our business model with respect to the provision of our SurgiCounter™ scanners, which resulted in approximately $1.0 million of cost now being depreciated and recognized over the life of the hardware.

Gross profit

We had gross profit of $2.2 million for the three months ended September 30, 2010, an increase of $1.7 million, or 395%, compared to $438 thousand in the same period in 2009.  The primary reason for the increase in gross profit during the three months ended September 30, 2010, was the higher revenue growth achieved with both Forward Order inventory sales to Cardinal Health and hospital customers.  We had gross margin of 52.7% for the three months ended September 30, 2010, compared to 44.8% for the same period in 2009. This improvement in gross margin was primarily attributable to a product mix shift away from lower margin scanning hardware and increased pricing on the sale of our sponge products to new customers.

Operating expenses

We had total operating expenses of $1.2 million for the three months ended September 30, 2010, a decrease of $689 thousand, or 35.6%, compared to $1.9 million for the same period in 2009.  This reduction in operating expenses is primarily due to the impact of a comprehensive restructuring program implemented by new management during the third quarter of 2010 focused on a number of initiatives, including reducing operating expenses and achieving positive operating income and operating cash flow.  Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies and initiating spend measurement systems and accountability across various functional areas.  As a result of a number of factors, primarily the continued growth of the Company’s revenues from both delivery of the Cardinal Health’s stocking inventory (as discussed in Note 12) and hospital consumption, and the impact on operating expenses from the restructuring initiative, the Company reported positive operating income of $925 thousand during the most recent quarter ended September 30, 2010, the first period of positive reported operating income in the history of the Company’s ownership of SurgiCount since 2005.

Research and development expenses

We had research and development expenses of $35 thousand for the three months ended September 30, 2010, a decrease of $34 thousand, or 49.1%, compared to $69 thousand in the same period in 2009.  The primary reason for the decrease was management prioritizing the level of spending on research and development activities to those that lend themselves to product enhancements and extensions to the Company’s current core product focus.

Sales and marketing expenses

We had sales and marketing expenses of $519 thousand for the three months ended September 30, 2010, a decrease of $91 thousand, or 15%, compared to $610 thousand in the same period in 2009.  The primary reason for the decrease in sales and marketing expenses were expense reductions including travel and entertainment.

General and administrative expenses

We had general and administrative expenses of $693 thousand for the three months ended September 30, 2010, a decrease of $563 thousand, or 45%, compared to $1.3 million in the same period in 2009.  The decrease in general and administrative expense was primarily due to the elimination of certain positions, the reduction of cash compensation, refining and enforcing expense and travel policies and the reduction of consulting expenses. Additionally, during the three months ended 2009 general and administrative expenses also included a $214 thousand charge for amortization of debt discount, which is $0 in the third quarter of this year as the debt discount was fully amortized at the end of 2009.

Total other income (expense)

We had total other income of $19 thousand for the three months ended September 30, 2010, compared to total other expense of $1.9 million in the same period in 2009.  The primary reason for the change was a decrease in the fair value of our warrant derivative liability, which resulted in income of $16 thousand in the three months ended September 30, 2010, compared to a loss of $1.8 million in the same period last year, when the fair value of our warrant liability went up.  This liability, and the related expense, increases and decreases as a direct result of fluctuations in the price of our common stock, which trades on the over the counter market.  Excluding the effects of the changes in the fair value of our warrant derivative liability, we only had a slight amount interest income this quarter, whereas it was interest expense of $304 thousand in the same period last year.

Provision for income taxes

We had a $33 thousand tax benefit for the three months ended September 30, 2010, compared to a $32 thousand tax benefit for the same period in 2009.  Despite the fact that the company generated positive net income before taxes of $944 thousand during the current quarter, the tax benefit relates to the amortization of the Company’s patent portfolio.  An in-depth tax provision calculation will be prepared at yearend, based on the Company’s final taxable income amount reported.

Net income

Due to a number of factors, including the increases in this quarter’s revenue and gross profit, along with the significant reductions in operating expenses, we had net income of $962 thousand for the three months ended September 30, 2010 compared to a net loss of $3.4 million for the same period in 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

We had revenues of $10.3 million, which included $5.9 million shipped to Cardinal Health under the First Forward Order (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”) for the nine months ended September 30, 2010.  Therefore, estimated hospital consumption revenue (defined as total revenue less amounts shipped to Cardinal Health under the First Forward Order) was $4.4 million for the nine months ended September 30, 2010, an increase of 49% compared to $2.9 million for the same period in 2009.   In the nine months ended September 30, 2010, surgical sponge sales accounted for 99.2% of revenues, and sales of hardware accounted for 0.8%, compared to 98.3% and 1.7% for the same period in 2009, respectively.  The primary reason for the increase in revenues was an increase in the number of hospitals implementing the Safety-Sponge® System and the shipment of Forward Order inventory to Cardinal Health.  New hospital implementations were driven by a number of factors, including increasing industry awareness of our product offering and growing evidence of its clinical effectiveness.

Cost of revenues

Cost of revenues increased by $3.1 million or 182.8%, to $4.8 million for the nine months ended September 30, 2010 from $1.7 million for the same period in 2009.  This increase was primarily due to an increase in sales of our products used in our Safety-Sponge® System from mostly new customer business as well as growth in usage by existing customers, reflecting an increase in the number of hospitals that have adopted and implemented our system.  The cost of sales increase also reflects $2.8 million in costs associated with the shipment of $5.9 million of Forward Inventory product to Cardinal Health (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”).  The increase in costs associated with the increase in sales of products more than offset the decrease in costs that resulted from the change in our business model with respect to the provision of our SurgiCounter™ scanners, which resulted in approximately $1.0 million of cost now being depreciated and recognized over the life of the hardware.

Gross profit

We had gross profit of $5.4 million for the nine months ended September 30, 2010, an increase of $4.2 million, or 339%, compared to $1.2 million during the same period in 2009.  The primary reason for the increase in gross profit during the nine months ended September 30, 2010, was higher revenue growth achieved, with both hospital customers and Forward Order inventory sales to Cardinal Health.  We had gross margin of 52.9% for the nine months ended September 30, 2010, compared to 42.0% for the same period in 2009. This improvement in gross margin was primarily attributable to a product mix shift away from lower margin scanning hardware and increased pricing on the sale of our sponge products to new customers.

Operating expenses

We had total operating expenses of $7.4 million for the nine months ended September 30, 2010, an increase of $115 thousand, or 1.6%, compared to $7.2 million for the same period in 2009.  The increase in operating expense was generally insignificant as the Company held its spending on operating expenses generally in line with last years spending levels, even though hospital consumption revenue which is defined as total revenue less the First Forward Order sales to Cardinal grew by $1.5 million or 49% compared to last year.  Management initiated a comprehensive restructuring program during the third quarter of 2010 focused on a number of initiatives, including reducing operating expenses and achieving positive operating income and operating cash flow.  Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies and initiating spend measurement systems and accountability across various functional areas.

Research and development expenses

We had research and development expenses of $167 thousand for the nine months ended September 30, 2010, a decrease of $101 thousand, or 37.8%, compared to $268 thousand in the same period in 2009.  The primary reason for this decrease was the reprioritization of spending to research and development activities to those that lend themselves to product enhancements and extensions to the Company’s existing core product focus during the third quarter of 2010 and a reclassification of certain personnel-related expenses to sales and marketing expenses.

Sales and marketing expenses

We had sales and marketing expenses of $2.3 million for the nine months ended September 30, 2010, an increase of $529 thousand, or 29.2%, compared to $1.8 million in the same period in 2009.  The primary reason for the increase in sales and marketing expenses was an increase in personnel, travel, entertainment and trade show related expenses during the first and second quarters of 2010, in addition to increased clinical implementation related expenses, which supported new customer growth with expanded adoption of our Safety-Sponge® System.

General and administrative expenses

We had general and administrative expenses of $4.8 million for the nine months ended September 30, 2010, a decrease of $313 thousand, or 6.1%, compared to $5.2 million for the same period in 2009.  This decrease was due to lower expenses in stock compensation, depreciation and other G&A expenses as a result of management’s recent efforts to lower spending during the third quarter 2010, offset by higher expenses for severance, rent and legal expenses due to severance accrued for former employees, rent costs from closing our Newtown office location, and legal expenses associated with the recent recapitalization, all of which occurred in June 2010 as a part of the Company’s restructuring.  While the general and administrative expenses for the nine months ended September for both this year and 2009 appear generally comparable, the trends of the third quarter 2010 suggest the Company is running at an annualized spending level that is significantly lower than the prior year.

Total other income (expense)

We had total other income of $3.1 million for the nine months ended September 30, 2010, compared to total other expense of $4.9 million in the same period in 2009.  The primary reason for the change was a significant decrease in the fair value of our warrant derivative liability, which resulted in income of $2.7 million in the nine months ended September 30, 2010, compared to a loss of $ 4.3 million during the same period in 2009.  This liability, and the related expense, increases and decreases as a direct result of fluctuations in the price of our common stock, which trades on the over the counter market.   Excluding the effects of the changes in the fair value of our warrant derivative liability, our other expense decreased, primarily due to a significant decrease in our interest expense, which decreased due to the settlement of our outstanding indebtedness in the fourth quarter 2009.

Provision for income taxes

We had a $140 thousand tax benefit for the nine months ended September 30, 2010, compared to a $96 thousand tax benefit for the same period in 2009.  Despite the fact that the company generated positive net income before taxes of $1.2 million for the nine months ended September 30, 2010, the tax benefit assumes amortization of the Company’s patent portfolio.  An in-depth tax provision calculation will be prepared at yearend, based on the Company’s final taxable income amount reported.

Net income (loss)

As a result of the foregoing results discussed above, we had net income of $1.3 million for the nine months ended September 30, 2010 compared to a net loss of $10.9 million for the same period in 2009.

Financial Condition, Liquidity and Capital Resources

We had cash and cash equivalents totaling $3.0 million at September 30, 2010 compared to $3.4 million at December 31, 2009.  The cash balance as of September 30, 2010 included restricted cash of $224 thousand compared to $0 restricted cash at December 31, 2009.  The restricted cash balance is due to the establishment of the Tax Escrow Account (see Note 20, Commitments and Contingencies to our condensed consolidated interim financial statements).  As of September 30, 2010 we had a working capital deficit of $3.7 million, of which $4.4 million is associated with deferred revenue related to the partial prepayment from Cardinal Health and $981 thousand relates to the warrant derivative liability (see explanations at Notes 12 and 15 to our condensed consolidated interim financial statements).

Our principal sources of cash have historically included the issuance of equity and debt securities.  Starting in the most recent quarter ended September 30, 2010, newly appointed management implemented a comprehensive restructuring effort focused on a number of initiatives, including reducing operating expenses and achieving positive operating income and operating cash flow (see Item 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).  During the most recent quarter ended September 30, 2010, the Company reported positive operating income of $925 thousand, which is the first period of reported positive operating income since the Company’s acquisition of SurgiCount in 2005. The operating income of $925 thousand during the quarter ended September 30, 2010 included $1.3 million of gross profit attributable to sales to Cardinal Health, our exclusive distributor, under our agreement with them that includes provisions for their purchase of inventory stocking orders throughout 2010. Also during the most recent quarter ended September 30, 2010 the Company had negative cash flow from operations of $2.0 million, however, excluding a one-time payment of $2.4 million to the provider of our sponge products, A Plus International, Inc., for significantly past due amounts owed for previously delivered inventory, adjusted cash flow from operations would have been a positive $315 thousand.  The improvement in operating income and cash flow from operations in the third quarter of 2010 compared to previous periods was the result of a number of items, including the restructuring initiative recently implemented by newly appointed management and the continued growth in the Company’s revenue, which included inventory sales to Cardinal Health attributable to stocking orders.

Our sales cycle typically requires that we incur expenses in advance of the time we generate revenues from our new customer arrangements.  Such expenses include sales and marketing costs, funding product trials, purchasing scanning hardware and funding new hospital implementations and education. Thus, as our business grows and we expand our customer base, our cash needs tend to increase prior to the time we generate cash from such new customer arrangements.  We entered into a financing transaction in June 2010 that resulted in the receipt of $4.5 million of cash, net of transaction costs and a $1.0 million reduction in accounts payable (by A Plus International, Inc., our exclusive supplier).  Although management believes its existing cash resources, as augmented by the financing last June, combined with improved projected cash flow from operations, will be sufficient to fund the Company’s working capital requirements at least through the first quarter of 2011.  In order to continue to operate as a going concern and make investments in product development and sales and marketing to facilitate future sales growth, it will be necessary to raise additional funds during 2011.  Management believes that it will be able to obtain such financing at reasonable terms and that, if necessary, additional cost-cutting measures can be implemented to extend our ability to operate our core business even if financing is not timely available.  However, no assurances can be made that we will be successful in obtaining a sufficient amount of financing on acceptable terms (or any financing), or that we will be able to continue to fund our operations or achieve consistent profitable results and positive cash flow.  In addition, no assurance can be made that additional cost cutting measures, in addition to what management has already implemented, will be successful in extending the Company’s ability to operate effectively without procuring additional financing.

Finally, although the Company believes it will be able to reach an arrangement with Cardinal Health to delay or avoid reductions of its stocking inventory levels beginning in 2011, which could materially impact the Company’s future revenues, no assurance can be made that an agreement will be reached, or reached in a timely manner.

Operating activities

We used $4.3 million of net cash from operating activities in the nine months ended September 30, 2010.  Non-cash adjustments to reconcile net income to net cash used in operating activities plus changes in operating assets and liabilities used $5.6 million of cash for the nine months ended September 30, 2010.  These significant non-cash adjustments primarily reflect adjustments to reflect the change in fair value of our warrant derivative liability, deferred revenue adjustments relating to shipments to Cardinal Health, and increased inventory balances.

Investing activities

We used $628 thousand of net cash in investing activities during the nine months ended September 30, 2010, primarily for the purchase of scanners and related hardware used in our Safety Sponge® System.

Financing activities

We generated $4.2 million of net cash from financing activities in the nine months ended September 30, 2010, primarily from the net proceeds of the $6.0 million issuance of Series B Convertible Preferred Stock in June 2010 ($5.0 million in cash proceeds and $1.0 million in reductions of our accounts payable), offset with the write-off of capital lease obligations following the closure of the Newtown, PA office, and the payment of preferred stock dividends.  See Note 20 to our condensed consolidated interim financial statements for further discussion.

On June 24, 2010, in connection with the Convertible Preferred Stock Purchase Agreement, the Company entered into a Tax Escrow Agreement and transferred $651 thousand into a tax escrow account.  Under the Tax Escrow Agreement, the escrow agent, U.S. Bank National Association, is required to use the escrowed funds to pay specified tax claims to taxing authorities and/or to release escrowed funds to the extent the Company’s tax reserve for the contingent tax liability has been reduced, subject to compliance with certain procedures.  During the quarter ended September 2010, $428 thousand of the restricted cash balance was released due to the statue of limitations passing on certain of the tax claims that were initially held in escrow, leaving a balance of $224 thousand as of September 30, 2010.

Description of Indebtedness

At September 30, 2010, we had aggregate indebtedness of $1.4 million pertaining to the Ault Glazer Capital Partners LLC note as described below.

Ault Glazer Capital Partners, LLC

On September 5, 2008, we entered into an Amendment and Early Conversion of Secured Convertible Promissory Note ("Amendment"), with Ault Glazer Capital Partners, LLC, or Ault Glazer, to modify the terms of our outstanding $2.5 million convertible secured promissory note (issued to Ault Glazer effective as of June 1, 2007). This convertible secured note was to have matured on December 31, 2010, bore interest at a rate of 7% per annum, was convertible into shares of our common stock at $2.50 per share in certain circumstances, and was secured by all of our assets.  Under the Amendment, we agreed to pay Ault Glazer $450 thousand in cash and, contingent upon satisfaction of certain conditions by Ault Glazer, to convert the remaining balance of the convertible secured note into 1,300,000 shares of our common stock.  Notably, one condition was that Ault Glazer transfers certain leases from our name into its name.  On September 12, 2008, we entered into an Agreement for the Advancement of Common Stock Prior to Close of the Amendment and Early Conversion of Secured Convertible Promissory Note ("Advancement"), whereby we agreed to issue shares of our common stock to Ault Glazer in advance of its satisfaction of the conditions for the conversion of the convertible secured note that were set out in the Amendment.  As of the date of this quarterly report on Form 10-Q, we have paid Ault Glazer $450 thousand in cash and issued Ault Glazer aggregate 800,0000 shares of our common stock in settlement of the promissory note in advance of conversion of the note.  Ault Glazer has not yet satisfied the conditions set out in the Amendment, and the issuance of the remaining shares of our common stock to Ault Glazer remains contingent upon its satisfaction of such conditions.  In light of the Amendment and issuance of shares pursuant to the Advancement and Ault Glazer’s failure to satisfy the conditions, we are no longer incurring interest expense on this convertible secured promissory note.  As of September 30, 2010, the outstanding principal balance on this note was $1.4 million.  For further information relating to this note, see Note 10 to our condensed consolidated interim financial statements.

As discussed in Note 21 Subsequent Events, the Company received a Notice of Levy (the “Levy”) from the US Marshal’s Office in Los Angeles (“Levying Officer”) with an order requiring the Company to deliver all shares of Patient Safety Technologies stock (“PST Stock”) that the Company owes to Ault Glazer Capital Partners, LLC to the Levying Officer as settlement of a creditor judgment against Ault Glazer Partners, LLC and other parties. The Company is currently reviewing the Levy and intends to comply with the associated legal obligations.

Investment Portfolio

At September 30, 2010, we had an investment in preferred stock of Alacra, Inc., with a carrying value of $667 thousand, which represented 5.5% of our total assets at September 30, 2010.  In December 2007, we received proceeds of $333 thousand from the redemption of one-third of our initial $1.0 million investment. In accordance with the terms of our investment, we have exercised our right to redeem our remaining preferred stock to Alacra, however to date Alacra has not complied with our redemption rights. We intend to exercise all of our rights and expect to receive the full carrying value due to us from this investment. As there is no readily determinable fair value of the Alacra preferred stock, we account for this investment under the cost method.  For additional information relating to this investment, see Note 9 to our condensed consolidated interim financial statements.

Related Party Transactions

We have an exclusive supply agreement for surgical sponges used in our Safety-Sponge® System with A Plus International Inc. Wenchen Lin, a member of our Board of Directors, is a founder and significant beneficial owner of A Plus.  In addition, Mr. Lin has participated in prior equity financings of our company.  During the three and nine months ended September 30, 2010, our cost of revenue included $1.9 million and $4.6 million in connection with this supply arrangement, and our accounts payable included $1.0 million at September 30, 2010, payable to A Plus under this supply agreement, which includes $9 thousand that will be paid directly to A Plus by Cardinal Health (see “—Factors Affecting Future Results—Cardinal Health Supply Agreement” above). On June 24, 2010, A Plus converted $1,000,000 of accounts payable owed to A Plus into 10,000 shares of Series B Convertible Preferred Stock (see Note 13).

On June 24, 2010, John P. Francis, a member of our Board of Directors, who has voting and investment control over securities held by Francis Capital Management, LLC, which acts as the investment manager for Catalysis Partners, LLC, invested $1.0 million in the Series B Convertible Preferred Stock transaction.

In the past, we used the services of an aircraft owning partnership principally owned by Steven H. Kane, our former Chief Executive Officer for air travel.  During the three and nine months ended September 30, 2010, there were $0 and $19 thousand, respectively, in expenses related to the use such air travel services.  During the three and nine months ended September 30, 2009, there were no expenses related to the use such air travel services.

For additional information relating to these and other related party transactions, see Note 18 to our condensed consolidated interim financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of September 30, 2010, other than our office leases and employment agreements with key executive officers and the litigation described in Item 1of Part II of this Form 10Q, we had no material commitments or contingencies other than the liabilities reflected in our condensed consolidated interim financial statements.

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

As discussed in Note 21, Subsequent Events, on October 22, 2010, the Company entered into an employment agreement and appointed David C. Dreyer as Chief Financial Officer and Vice President of the Company.  Mr. Dreyer has over 20 years experience in financial management of public companies, including as Chief Financial Officer at AMN Healthcare Inc. (AHS) and Sicor Inc (acquired by Teva Pharmaceutical Industries Ltd [TEVA]).

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

To remedy these material weaknesses, we are implementing policies and procedures to formalize our period end close process as well as to address the application of our accounting policies to ensure conformity with GAAP.  We are also seeking to hire qualified personnel, or engage outside resources, as applicable, with appropriate knowledge/experience in the application of GAAP to complex accounting transactions and we are strengthening internal policies and procedures designed to ensure the accuracy and integrity of spreadsheets used in the financial reporting system.  As discussed in Note 21 “Subsequent Events”, the Company recently hired a new Chief Financial Officer, is fully committed to remedying the material weaknesses identified during last year’s assessment of internal controls.

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

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed another lawsuit against the Company, Sunshine and four other defendants affiliated with Winstar.  That lawsuit attempted to collect a federal default judgment of $5.0 million entered against two entities, Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against the Company and others under the doctrine of de facto merger.  The action was tried before a Los Angeles County Superior Court judge, without a jury, in 2008.  On August 5, 2009, the Superior Court issued a statement of decision in the Company’s favor, and on October 8, 2009, the Superior Court entered judgment in the Company’s favor, and judged plaintiffs’ responsible for $2,709 of the Company’s court costs.  On November 6, 2009, the plaintiffs filed a notice of appeal in the Superior Court of the State of California, County of Los Angeles Central District. The Company has engaged appellate counsel, believes the plaintiff’s case to be without merit and intends to continue to defend the case vigorously.

ITEM 1A.  RISK FACTORS

Refer to the risk factors discussed in the Company’s 2009 Annual Report on Form 10K, filed on March 31, 2010.

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: November 19, 2010	By: /s/ Brian E. Stewart
Brian E. Stewart, President and Chief
Executive Officer

Date: November 19, 2010	By:/s/ David C. Dreyer
David C. Dreyer, Vice President,
Chief Financial Officer, and Treasurer