Form 10-K
period 2010-12-31
Patient Safety Technologies, Inc
filed 2011-04-14
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

2 Venture Plaza, Suite 350 Irvine CA, 92618
(Address of principal executive offices Zip Code)

Registrant’s telephone number, including area code: (949) 387-2277

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.33 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock as reported on the OTC Bulletin Board on June 30, 2010 was approximately $13.9 million.

The number of outstanding shares of the registrant’s common stock, par value $0.33 per share, as of April 1, 2011 was 33,514,394.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is either incorporated from the Registrant's Proxy Statement for the 2011 Annual Meeting of Stockholders, or will be filed in a future amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-K FOR THE YEAR
ENDED DECEMBER 31, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements.  You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “seeks,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions and terminology.

We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Although we believe that the plans, objectives, expectations and intentions reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future.  Accordingly, we cannot guarantee that our plans, objectives, expectations or intentions will be achieved.  Our actual results, performance (financial or operating) or achievements could differ from those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control, and those differences may be material.  Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	the early stage of adoption of our Safety-Sponge® System and the need to expand adoption of our Safety-Sponge® System;

•	the impact on our future revenue and cash flow from the ordering patterns of our exclusive distributor, Cardinal Health;

•	our need for additional financing to support our business;

•	our reliance on third-party manufacturers, some of whom are sole-source suppliers, and on our exclusive distributor; and

•	any inability to successfully protect our intellectual property portfolio

For further discussion of these and other factors see, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Report. This Report and all other written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in or referred to in this section.

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

HELPFUL INFORMATION

As used throughout this annual report on Form 10-K, the terms the “Company,” “the registrant,” “we,” “us,” and “our” mean Patient Safety Technologies, Inc., a Delaware corporation, together with our consolidated subsidiary, SurgiCount Medical Inc., a California corporation, unless the context otherwise requires.

Unless otherwise indicated, all statements presented in this annual report on Form 10-K regarding the medical patient safety market, the market for our products, our market share, the cumulative number of Safety-Sponges® used and number of procedures in which the Safety-Sponge® System have been used are internal estimates only.

Safety-Sponge®, SurgiCounter™ and Citadel™, among others, are registered or unregistered trademarks of Patient Safety Technologies, Inc. (including its subsidiary).

ii

PART I

ITEM 1.   BUSINESS

Overview

Patient Safety Technologies, Inc., focuses on the development, marketing and sale of products designed to improve patient outcomes and reduce costs in the healthcare industry. We conduct our business through our wholly owned subsidiary, SurgiCount Medical, Inc. Our proprietary Safety-Sponge® System is a patented solution designed to eliminate one of the most common errors in surgery, retained surgical sponges, and the human and economic costs associated with this surgical mistake.  The Safety-Sponge® System is comprised of a line of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system.   Over an estimated 45.4 million of our Safety-Sponges® have been successfully used in more than 2.1 million surgical procedures.   We sell our Safety-Sponge® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners.  Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus International Inc. (“A Plus”), a leading, China-based manufacturer of disposable medical and surgical supplies.  Our sponge and towel products are distributed through Cardinal Health, Inc. (“Cardinal Health”), who provides us sales, marketing and logistics support and the fulfillment of our products to our end-user hospitals by both delivering our products directly to our end-user hospitals and where appropriate through alternative distributors.  We currently have over 60 hospitals using the Safety-Sponge® System, all of which are located in the U.S. During 2010 the number of hospitals using our Safety-Sponge® System more than doubled and we lost no customers. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business.  Once implemented, the vast majority of our end-user hospitals use the Safety-Sponge® System across all of their relevant surgical and OB/GYN procedures.

Subsequent to the resignation of our previous President and Chief Executive Officer and four other board members, during the third quarter of 2010 newly appointed management implemented a comprehensive restructuring program focused on a number of initiatives, including the reduction of operating expenses and aggressively managing the Company to achieve positive operating income and operating cash flow.  Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies and initiating spend measurement systems and accountability across various functional areas.  As a result of a number of factors, primarily the continued growth of the Company’s revenues from both delivery of Cardinal Health’s stocking inventory (as discussed in “Cardinal Health – Exclusive U.S. Distributor” below), the increased number of hospitals using the Company’s products and the impact on operating expenses from the recent restructuring initiatives, the Company reported positive operating income of $925 thousand during the quarter ended September 30, 2010, the first period of positive reported operating income in the history of the Company’s ownership of SurgiCount since 2005 and the first reporting period under newly appointed management.

We generated revenues of $14.8 million and $4.5 million during the fiscal years ended December 31, 2010 and 2009, respectively.  Our 2010 revenues of $14.8 million include approximately $8.9 million of revenues from the partial fulfillment of a $10.0 million stocking order in accordance with the terms of our exclusive distributor arrangement with Cardinal Health (the “Forward Order”).  Also during 2010 we generated an additional approximately $5.9 million of revenue, separate from the Forward Order, from the delivery of products to Cardinal Health to meet immediate demand from end-user hospitals.  Under certain circumstances the Forward Order may negatively impact our 2012 revenues and cash flows.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Factors Affecting Future Results—Cardinal Health Supply Agreement”.

Patient Safety Industry

The U.S. patient safety market is a multi-billion dollar industry that includes a wide range of medical devices, technologies and equipment.  We estimate there are approximately 32 million surgical procedures annually in the U.S. in which our products can be used and that our average revenue per procedure opportunity is currently approximately $14 to $16 dollars, implying an immediate market opportunity in the U.S. for us of more than $450 million.   In addition, we estimate that the total applicable procedures for our products outside the U.S. to be approximately two times those done domestically, bringing the worldwide market opportunity for us to be over $1.3 billion.

We believe that the U.S. healthcare industry is increasingly receptive to products like our Safety-Sponge® System that can enable providers to increase their standards of patient care and lower their costs.  We believe drivers of this demand include growing evidence as to the clinical efficacy and cost effectiveness of products like ours, an increased focus by both federal and state level regulatory agencies to hold hospitals more accountable for preventable errors, increasing legal costs associated with these events and the underlying desire by providers to provide improved outcomes for their patients and protect their staff from the ramifications of these event.

Our Safety-Sponge® System

Before and after most surgical procedures are performed, surgical staff manually count most of the items used inside a patient in an effort to prevent these objects from being unintentionally left inside a patient after surgery. Due to number of contributing factors, including the quantity typically used in a procedure, the nature of their use and their physical properties, surgical sponges prove to be one of the most difficult and time consuming to account for and are one of the most common items unintentionally retained inside patients.  Our proprietary Safety-Sponge® System is designed to prevent surgical sponges and towels from being unintentionally left in patients after surgical procedures by allowing for a more accurate accounting of these individual items prior to the patient being closed.

The Safety-Sponge® System is a patented system of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system.  Over an estimated 45.4 million of our Safety-Sponges® have been successfully used in more than 2.0 million surgical procedures.  We currently have over 60 hospitals using the Safety-Sponge® System, all of which are located in the U.S. Each of our Safety-Sponge® surgical sponges and towels are affixed with a soft, pliable label on which an individually unique identifier is printed.  These unique identifiers are printed in both human readable and machine readable form.  When used with our handheld mobile computer, scanner and software (the SurgiCounter™) the system is designed to eliminate the incorrect counting of sponges by greatly reducing the human error involved with manually counting these items.  Because each Safety-Sponge® has an individually unique, machine readable identifier, the SurgiCounter™ is designed to only count each item “in” once and “out” once.  Our solution is intended to be used in conjunction with a manual count being concurrently performed by surgical staff to ensure the safest possible clinical practice and to prevent any technology dependence.

Surgical sponges and towels are typically delivered to a hospital in one of two formats, either in stand-alone, sterilized packages (most often with five or ten of the same type of item to each package, we call this format “Single Sterile”) or within larger packages of various disposable surgical products that are custom built for a specific procedure at a specific hospital.  These larger customized packages of disposable surgical products are often called “Custom Procedure Trays.”  We estimate the overall usage of surgical sponges and towels to be approximately 65% from inside Custom Procedure Trays and 35% from Single Sterile packages.  Our Safety-Sponge® line of surgical sponges and towels are available in both of these formats.  We typically deliver our sponges and towels to providers of Custom Procedure Trays in a non-sterilized, non-packaged format we call “Bulk Non Sterile”.  Once our Bulk Non Sterile products are placed within a larger Custom Procedure Tray along with other disposable products, the Custom Procedure Trays are typically sealed and the entire Custom Procedure Tray is sterilized.

In addition to providing surgical staff with a more accurate intra-operative account of all individual sponges and towels used during a procedure through the use of our SurgiCounter™ with our Safety-Sponges®, our Citadel™ software application is designed to provide hospitals with an evidence-based outcome and compliance audit capabilities through the generation of an electronic report of that particular procedure.  These procedure reports includes information such as the exact time each individual sponge was scanned and accounted for before and after use, as well as other procedure specific information such as patient identification, procedure performed and the surgical staff in that procedure.  The Citadel™ application can be used for post-operative documentation and compliance monitoring for individual cases as well as to review aggregate data such as product usage and other information.  This information can be pushed to other databases within the hospital such as electronic medical records and has been designed with future applications in mind including additional patient safety, convenience, asset tracking, data management and product utilization applications and features.

Customers and Distribution

Our business model includes an outsourced manufacturing and partnered distribution strategy.  We sell our Safety-Sponge® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners.  Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus.  Our sponge and towel products are distributed through Cardinal Health, who provides us sales, marketing and logistics support and the fulfillment of our products to our end-user hospitals by both delivering our products directly to our end user hospitals and where appropriate through alternative distributors.  Once implemented, the vast majority of our end-user hospitals use the Safety-Sponge® System across all of their relevant surgical and OB/GYN procedures.

We currently target our sales efforts primarily to the approximately 5,700 acute care hospitals in the United States.   We are currently initiating efforts to actively pursue hospitals in other countries. Our sales process typically involves making contact with multiple stakeholders within a hospital including executives, surgeons, medical and nursing personnel, risk management and various administrators.  We believe it is important that all of these stakeholders evaluate not only the economics, but also the clinical effectiveness and other benefits of our Safety-Sponge® System.  As part of the sales process, hospitals considering the adoption of the Safety-Sponge® System often conduct a limited trial of the product in order to gain a better understanding of the functionality and benefits of our Safety-Sponge® System.

Although some customers decide to adopt our Safety-Sponge® System prior to a trial, we generally sign up new hospital customers following such an evaluation event.  Once a customer has agreed to adopt our Safety-Sponge® System by executing a purchase contract, we then typically provide the hardware used in our system, including our SurgiCounter™, to the hospital and make our personnel and materials available to provide technical and clinical support for our hardware and systems integration  (see “—Sales and Clinical Support” below).  Although we occasionally have a customer hospital who prefers to purchase our hardware, we typically offer the hardware used in the Safety-Sponge® System at no cost to the hospital in exchange for certain commitments to purchase our Safety-Sponge® line of disposable sponges and towels.

Cardinal Health – Exclusive U.S. Distributor

In November 2006, we began an exclusive distribution relationship with Cardinal Health to supply hospitals with our Safety-Sponge® line of disposable sponges and towels.  This original agreement had a term of 36 months, and automatically renewed for successive 12 month periods unless terminated early in accordance with its terms.

In November 2009, we renewed our distribution relationship with Cardinal Health through the execution of a new Supply and Distribution Agreement (the “Supply and Distribution Agreement”).  This new agreement has a five-year term to 2014 and names Cardinal Heath as the exclusive distributor in the United States, Puerto Rico, and Canada of the current products used in our proprietary Safety-Sponge® System.  Though Cardinal Health is our exclusive distributor in these geographical areas, the terms of our agreement with Cardinal Health do not limit the sales of our products to direct customers of Cardinal Health only.  Our products are available to any hospital that wishes to purchase them through their existing distribution relationships.  In the event an end-user hospital customer of ours does not have a distribution relationship with Cardinal Health, Cardinal Health distributes our products directly to the alternative distributor that works with that hospital.

In connection with the execution of the Supply and Distribution Agreement in November 2009, Cardinal Health issued a $10.0 million stocking purchase order for products used in our Safety-Sponge® System that called for deliveries of stocking inventory over a 12-month period (the “Forward Order”).  Cardinal Health paid us $8.0 million as partial pre-payment of the Forward Order, and agreed to pay $2.0 million directly to A Plus, to pay for product when A Plus invoices the Company.  Cardinal Health also agreed to place a second $5.0 million stocking purchase order prior at the end of the third quarter of 2010, based on whether the Company achieved certain conditions, including a minimum targeted customer sales threshold.  Both Cardinal Health and the Company jointly agreed in late 2010 not to go forward with this second stocking purchase order.  Cardinal Health also agreed to maintain normal ordering patterns and volumes for purchasing our Safety-Sponge® products throughout 2010 and not to use any of the inventory delivered under the Forward Order to meet immediate hospital demand.  In late 2010 Cardinal Health requested to change the product mix of the Forward Order.  We agreed to this change because the products Cardinal Health requested were not immediately available, and Cardinal agreed to take delivery of the remaining inventory on a modified schedule.  As of December 31, 2010 we had delivered approximately $8.9 million of the Forward Order and we anticipate delivering the remaining $1.1 million of Forward Order inventory in the first half of 2011.  The net effect is we did not realize the full $10.0 million of Forward Order revenue in 2010, and we will recognize $1.1 million of Forward Order revenue in 2011.

Significant Subsequent Event Update

In March 2011, we and Cardinal Health signed an amendment to the Supply and Distribution Agreement (the “Amended Supply and Distribution Agreement”).  The Amended Supply and Distribution Agreement revised a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding setting target inventory levels and defining a formula for determining what excess inventory is of our products held by Cardinal Health.   Cardinal Health has agreed to not sell any of the Forward Order inventory until calendar year 2012, and we have agreed to a methodology for how Cardinal Health will sell this inventory to our customers, so there is a more orderly release throughout the 2012 year that more reasonably minimizes its impact to the Company’s revenues and cash flow during 2012.  For a discussion on the effects that this agreement is expected to have on our financial condition and results of operations, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results - Cardinal Health Supply Agreement.”

Our agreement with Cardinal Health also gives them minimum gross margins on all sales of our Safety-Sponge® disposable surgical sponge and towel products.  The minimum gross margin amounts vary depending on the format of the product sold (Single Sterile or Bulk Non Sterile) and depending on the distribution of that product to the end-user hospital (directly by Cardinal Health or through alternative distributors).  In addition, for Bulk Non Sterile products included in Cardinal Health’s custom procedure kits the guaranteed minimum gross margins are based on a formula that varies depending on certain sales performance results during specific time periods.

Warrant Purchase and Registration Rights Agreement

In connection with the Supply and Distribution Agreement entered into in November 2009, we entered into a Warrant Purchase and Registration Rights Agreement, dated effective November 19, 2009, pursuant to which we issued Cardinal Health warrants to purchase 1,250,000 shares of our common stock at $2 per share, and 625,000 shares of our common stock at $4 per share.  These warrants have a term of five-years (expiring November 2014), but are subject to early expiration in certain circumstances.  In addition, the Company granted Cardinal Health a right of first refusal for an initial one year term with respect to certain issuances of common stock. This right of first refusal expired in November 2010.  We also granted Cardinal Health certain registration rights with respect to the shares of our common stock issuable upon exercise of the warrants pursuant to a Registration Rights Agreement dated November 19, 2009.

Manufacturing

All of our sponge and towel products are currently manufactured for us by our exclusive manufacturing partner, A Plus International Inc. (“A Plus”).  In 2005, we entered into an exclusive supply agreement with A Plus to provide us with sponge and towel products for use with our Safety-Sponge® System (the “A Plus Supply and Manufacturing Agreement”).   Wenchen (“Wayne”) Lin, a member of our Board of Directors, is a founder and significant beneficial owner of A Plus.  In January 2007, we entered into a successor supply agreement with A Plus and, in May 2008, we entered into our current exclusive A Plus Supply and Manufacturing Agreement.   The current A Plus Supply and Manufacturing Agreement grants A Plus the exclusive, world-wide license to manufacture and import the sponge and towel products used in our Safety-Sponge® System, including the right to sublicense to the extent necessary.  A Plus manufactures our products in its FDA approved facilities, primarily those in China, which are subject to periodic site inspections by the FDA.  In addition to manufacturing our products, A Plus provides packaging, sterilization, logistics and related quality and regulatory compliance support.   A Plus has agreed not to manufacture, import or otherwise supply any bar coded surgical products for any other third party.  Under the current A Plus Supply and Manufacturing Agreement, we agreed to negotiate the pricing schedule annually to reflect changes in manufacturing costs, taking into account changes in cotton prices and Chinese currency exchange rates. While we believe the manufacturing capacity of A Plus is sufficient to meet our expected demand, in the event A Plus cannot meet our requirements, the agreement allows us to retain additional manufacturers as needed.  The successor agreement has an initial term of ten years and will expire in May 2018 unless terminated early in accordance with its terms.

In conjunction with the execution of the January 2007 A Plus Supply and Manufacturing Agreement, we entered into a subscription agreement with A Plus, pursuant to which we sold A Plus 800,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock at an exercise price of $2.00 per share, which have a term of five years.  We received gross proceeds of $500,000 in cash and a $500,000 credit against future shipments (which has been fully utilized).  A Plus was also granted certain right to participate in future financings and was granted certain director designation rights, pursuant to which Wayne Lin, currently a member of our Board of Directors was given the opportunity for this role.  In addition, we agreed not to undertake certain transactions (such as incurring certain indebtedness or engaging in certain transactions with respect to our intellectual property) without first obtaining the A Plus designated director’s approval.

A Plus has also purchased additional shares of our Series B Convertible Preferred Stock in June 2010 and Wayne Lin and family members purchased shares of our common stock in March 2011 in previously disclosed private placements.

We do not directly engage in the manufacturing of the hardware used in our Safety-Sponge® System (such as our SurgiCounters™).  We purchase these items from certain third-party vendors on a purchase order basis.  We also utilize third party developers to create, document and test our proprietary software.

Sales and Clinical Support

Our sales efforts focus on establishing relationships with various stakeholders within targeted institutions including executives, surgeons, nurses and various administrators and fostering a consultative approach to communicating the value proposition of our offering.  We provide extensive education, support and training both prior to and after implementation of the Safety-Sponge® System. The length of our sales cycle can vary substantially customer by customer, depending on a number of variables including but not limited to the number of retained sponges a hospitals has historically experienced, the timing of those events, the severity of the patient complications and extent of financial damages and the budgeting process at that particular institution. Our sales and support efforts are augmented by our team of full-time and part-time clinical specialists.  Our clinical team is comprised primarily by specialists with extensive nursing backgrounds. Our clinical team plays an essential role in our sales, education, implementation and on-going support process.

Indemnification Program

In the third quarter of 2009 we launched an indemnification program to provide our customers with added assurance regarding the reliability of our Safety-Sponge® System and the financial benefits of its use.  We indemnify customers in the program using the Safety-Sponge® System up to $1 million per incident should they experience a retained sponge using the solution.  To qualify for the indemnification program customers agree to certain stipulations, including but not limited to using only our sponge and towel products, using our Citadel™ software application and maintaining a concurrent manual count of the sponges and towels used in a procedure.  We maintain insurance to cover the potential liability to us from this program as well as to provide additional assurance to our customers in the program of our ability to meet any obligations there under. To date, there have been no claims under this program.

Intellectual Property

Patents, trademarks and other proprietary rights are an important element of our business.  Our policy is to file patent applications and trademark registrations and to protect our technology, inventions and improvements to inventions that are commercially important to the development of our business, in particular, as it pertains to the technology used in our proprietary Safety-Sponge® System, including our Safety-Sponges®, SurgiCounters™, and all of our software applications.

We currently hold numerous patents issued by the United States Patent and Trademark Office as well by the appropriate agencies in various other countries.  We also own a number of registered and unregistered trademarks, including Safety-Sponge®, SurgiCounter™, and Citadel™.

Competition

With our core Safety-Sponge® System offering, we face competition from both technology based products and from non technology based solutions, namely the approach of relying solely on the manual counting of sponges.  Partly because the vast majority of acute care hospitals do not currently use any technology based solution in an effort to prevent retained sponges, we view the competition we face from a solely manual counting approach as significantly as we do technology based solutions.    From a technology standpoint, there are multiple competing products available to our customers, including products offered by RF Surgical Systems, Inc. and ClearCount Medical Solutions. Both of these technology competitors utilize different approaches and underlying technologies.  We believe we compare favorably to these technology competitors across a variety of categories including but not limited to relative cost, safety, evidence of clinical efficacy, support by independent clinical research, simplicity, ease of use, existing users, clinical support, size of required footprint in the operating room, ability to complement existing recommended clinical practices and scalability to provide additional features and applications beyond just preventing retained sponges.

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

In the United States, medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed reasonably necessary to ensure the safety and effectiveness of the device. Class I devices are subject to general controls, such as labeling, pre-market notification and adherence to the FDA’s good manufacturing practices, and quality system regulations. Class II devices are subject to general as well as special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are those that must receive pre-market approval by the FDA to ensure their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to existing legally marketed devices.  All of our currently available products are classified as Class I devices.  In the future we may consider introducing products that may be classified differently.

Under the FDC Act, most medical devices must receive FDA clearance through the Section 510(k) notification process, or the more lengthy premarket approval process (commonly referred to as PMA).  Some Class I devices are also “exempt” from the 510k requirement subject to certain limitations.  Our Safety-Sponge® System is within a defined device group that is specifically denoted as “exempt” from the 510(k) process, however, a 510(k) for the Safety-Sponge® System was filed and received FDA clearance through the 510(k) notification process.

The FDA’s quality system regulations also require companies to adhere to current good manufacturing practices requirements, which include testing, quality control, storage, and documentation procedures. Compliance with applicable regulatory requirements is monitored through periodic site inspections by the FDA.  Our exclusive manufacturer, A Plus manufactures our products in FDA registered facilities and is subject to such periodic site inspections.  In addition, we are required to comply with FDA requirements for labeling and promotion. The Federal Trade Commission also regulates medical device advertising for appropriate claims of effectiveness. We are also subject to the Safe Medical Devices Act of 1990 and the Food and Drug Administration Modernization Act of 1997, which requires additional reporting requirements for users and distributors in the event of an incident involving serious illness, injury or death caused by a medical device.

Organizational History

Patient Safety Technologies, Inc. is a Delaware corporation that currently conducts its operations through a single, wholly-owned subsidiary, SurgiCount Medical, Inc., a California corporation.  Today our sole focus is providing hospitals with products focused on improving patient outcomes and reducing healthcare costs. We were incorporated on March 31, 1987 and from July 1987 through March 2005, operated as an investment company registered pursuant to the Investment Company Act of 1940, as amended.  In February 2005, we began operations in our current field, the medical patient safety market, through the acquisition of SurgiCount Medical, Inc., the developer of our proprietary Safety-Sponge® System, and in April 2005 changed our name from Franklin Capital Corporation to Patient Safety Technologies, Inc. to more appropriately reflect the focus of our operations.

Investments

The Company’s legacy business prior to 2005 was as an investment company.  As of the date of this annual report on Form 10-K, our investment portfolio is comprised solely of one remaining non-core asset, shares of Series F Convertible Preferred Stock of Alacra Corporation, which we acquired in April, 2000.  The Series F Convertible Preferred Stock gives us the right, subject to Alacra having legally available funds, to have it redeemed by Alacra over a period of three years for face value plus accrued dividends (if any) beginning on December 31, 2006.  We notified Alacra of our exercise of this right in December 2006 and Alacra completed the redemption of one-third of our preferred stock in December 2007.  Since that time, Alacra has not redeemed any more of our Series F Convertible Preferred Stock.  Based on discussions with Alacra management, we had anticipated redemption and subsequent receipt of funds for all of our remaining shares of Alacra Series F Convertible Preferred Stock (50% in each) in the fourth quarters of 2009 and 2010, respectively.   However, despite our active dialogue with Alacra management throughout 2010, they have not paid any of the remaining redemption amounts owed to us.  Accordingly, we currently intend to proceed with all legal remedies available to us to obtain performance by Alacra of its redemption obligations, however no guarantee can be made as to the outcome of any such legal proceedings.  As a result, during the fourth quarter of 2010 we recorded an impairment charge of $667 thousand to reduce the carrying value of this investment at December 31, 2010 to $0.  For more information, see Note 8 to our Consolidated Financial Statements, appearing elsewhere in this annual report on Form 10-K.

Employees

As of December 31, 2010, we had approximately 13 full-time employees, which consisted of two executive officers, a supply chain executive, four sales focused employees, a corporate controller, three senior management level positions supporting our product development, quality and regulatory affairs, field and clinical support, along with an officer manager and administrative staff.  As part of our proactive effort to optimize our cost structure, we regularly use a significant number of outside consultants for clinical support, implementation support, product development and other outside services.  We intend to hire limited, additional personnel as our business grows, including converting some of the consultants used into employee positions when such actions are appropriate and cost justified.  Utilizing this outside consultant approach allows us to minimize our fixed costs without significantly limiting the breadth or capabilities of our operations.  Our employees are not represented by a labor union nor covered by a collective bargaining agreement. We believe that relations with our employees are very good.

13D Event and Subsequent Restructuring

On April 9, 2010 our current President and Chief Executive Officer, co-founder of our wholly-owned operating subsidiary SurgiCount Medical and co-inventor of our Safety-Sponge® System, Brian E. Stewart, filed a Form 13D with the Securities and Exchange Commission (“SEC”) on behalf of himself and certain other shareholders of the Company.  The shareholders represented included two of the Company’s existing directors and the other co-founder of SurgiCount Medical and co-inventor of the Safety-Sponge® System and collectively represented a sufficient number of shares of the Company’s stock outstanding to demand that the Company call a special meeting of stockholders with the express purpose of effecting significant and immediate change by removing five of the then standing directors of the board, including the then President and Chief Executive Officer.  As a direct result of this shareholder effort, on June 24, 2010, the five designated members of the board of directors resigned and Brian E. Stewart was appointed as President and Chief Executive Officer and as a Director of the Company.  Concurrently, the Company closed a financing consisting of approximately $6.1 million of convertible preferred stock (the “Series B Convertible Preferred”).  Buyers of the Series B Convertible Preferred (each of whom is an accredited investor, as defined under Rule 501(a) of Regulation D of the Securities Act of 1933), consisted of A Plus, JMR Capital Ltd. and Catalysis Partners, LLC.  Wayne Lin, a member of our Board of Directors is a founder and significant beneficial owner of A Plus and John P. Francis, a member of our Board, has voting and investment control over securities held by Francis Capital Management, LLC, which acts as the investment manager for Catalysis Partners, LLC (see the “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Financial Condition, Liquidity and Capital Resources” and Note 12 to our Consolidated Financial Statements, in this annual report on Form 10-K for further background on the Series B Convertible Preferred stock financing).  In connection with the resignation of the five directors, the Company entered into a Separation and Mutual General Release with each director (“Directors Release”), which provided that each director would not sue the Company and each gave a waiver of unknown claims and agreed to a two year non-disparagement clause.  In addition, we extended the vesting and exercise periods in certain circumstances with respect to options held by the former directors and officers.  See the Company’s Current Report on Form 8-K filed June 29, 2010 for additional information.

Subsequent to the resignation of our previous President and Chief Executive Officer and four other board members, during the third quarter of 2010 newly appointed management implemented a comprehensive restructuring program focused on a number of initiatives, including the reduction of operating expenses and aggressively managing the Company to achieve positive operating income and operating cash flow.  Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies and initiating spend measurement systems and accountability across various functional areas.  As a result of a number of factors, primarily the continued growth of the Company’s revenues from both delivery of Cardinal Health’s stocking inventory (as discussed in “Cardinal Health – Exclusive U.S. Distributor” above), increased number of hospitals using the Company’s products and the impact on operating expenses from the restructuring initiative, the Company reported positive operating income of $925 thousand during the quarter ended September 30, 2010, the first period of positive reported operating income in the history of the Company’s ownership of SurgiCount since 2005 and the first reporting period under newly appointed management.

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

Other Information

Our principal executive offices are located at 2 Venture Plaza, Suite #350, Irvine, CA 92618 and our telephone number is (949) 387-2277.  Our website is www.surgicountmedical.com.  Our website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.  The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

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

Risks Related to Our Business

We have a history of losses, expect future losses and cannot assure you that we will remain consistently profitable or generate consistent positive cash from operations.

Historically, the Company has incurred significant losses and has had negative cash flows from our operations. While we saw a significant improvement in the business results during the second half of 2010, as of December 31, 2010, our accumulated deficit was $56.6 million because of losses generated throughout the Company’s history.   While the Company generated its first reported operating profit since the Company’s ownership of SurgiCount Medical in the third quarter of 2010, continued improved results at this level or better depends on continued customer acceptance and sales growth of our Safety-Sponge® System, managing our expenses in relative proportion to gross profits generated, and having the ability to raise capital to support our growth and future investment in technology development.  In addition, as we work to expand adoption of our Safety-Sponge® System, because of how our sales cycle works (see “Business - Customers and Distribution”), our cash outlays typically increase before we begin to generate cash from selling to new customers.  During the years ended December 31, 2010 and 2009, we had revenues of $14.8 million and $4.5 million respectively.  2010 reported revenues included $8.9 million of Forward Order related sales to Cardinal Health, our exclusive distributor, in accordance with the terms of our exclusive distributor arrangement (see “Management Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Results—Cardinal Health Supply Agreement”).   If we are not successful in generating sufficient growth in revenues from sales of products used in our Safety-Sponge® System or we are unable to obtain sufficient capital to fund our efforts to further develop our technology and expand adoption of our Safety-Sponge® System, there can be no assurance that we will be able to maintain adequate liquidity to allow us to continue to operate our business or prevent the possible impairment of our assets.  If this were to occur, investors could be at risk of losing all or part of their investment in our company.

We may need additional financing to maintain and expand our business, and such financing may not be available on favorable terms or not available at all.

While results achieved during the second half of 2010 suggests that our current level of revenues from the sales of products used in our Safety-Sponge® System may be sufficient to generate cash flow from operations, we have historically had to finance our negative cash flow from operating activities through additional cash proceeds from the sale of debt and equity securities.  We believe that our existing liquidity, which includes $7.1 million of proceeds at the closing of a private placement on March 29 and 30, 2011 (see Note 21 to our consolidated financial statements appearing elsewhere in this annual report on Form 10-K), along with our expected future cash flows from operations during 2011, are expected to be sufficient to meet our operating and capital requirements through at least the next 12 months.  However, if projected cash flows from operations are not achieved as planned, or if capital requirements needed to expand our business exceed available cash balances, additional debt or equity financing may be required.  At present we do not have any bank credit, and have historically relied upon selling equity to investors to raise cash.  If additional debt or equity financing were to be raised in the future, it could require us to grant lenders a security interest in all or a portion of our assets and or to issue warrants to acquire our equity securities, resulting in dilution to our stockholders.  In addition, any such debt financing could involve restrictive covenants, including limitations on our ability to incur additional debt, limitations on our ability to acquire or assign intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.  If additional equity financing is raised in the future, it would dilute our current shareholder’s holdings in our company.

Future additional funding may not be available on acceptable terms, or at all.  If we are unable to raise additional capital when required or on acceptable terms, there can be no assurance that we will be able to maintain adequate liquidity to allow us to continue to operate our business, or prevent the possible impairment of our assets.  If this were to occur, investors could lose all or part of their investment in our company.

Growth of our business is critical to our success.  However, failure to properly manage our potential growth would be detrimental to our business.

We need to grow our business and expand adoption of our Safety-Sponge® System to succeed.  However, substantial growth in our operations will place a significant strain on our existing resources available (including cash) and increase demands on our management, our operational and administrative systems and controls.  In addition, because of how our sales cycle typically works (see “Business - Customers and Distribution”), any growth in our customer base typically requires the investment of a significant amount of cash and resources prior to generating any cash from such customers.  There can be no assurance that our existing personnel, systems, procedures or controls or available financial resources will be adequate to support our growth in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy.   While we have made significant progress during the last six months, we need to continually implement and maintain our operational and financial systems, policies, procedures and controls to expand, train and manage our employee base.  We will also need to continue to attract, retain and integrate qualified personnel in all areas of our business. We cannot guarantee that we will be able to do so, or that if we are able to do so, we will be able to successfully integrate changes into our existing operations.  Failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Cardinal Health’s right to use any excess inventory it holds to partially meet customer demand beginning in January of 2012 could have a material negative impact to our revenues and cash flows.

In March 2011, management and Cardinal Health signed an amendment to the Cardinal Health Supply and Distribution agreement (the “Amended Supply and Distribution Agreement”).  The Amended Supply and Distribution Agreement amended a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding target inventory levels and excess inventory of our products held by Cardinal Health.  Until December 31, 2011, Cardinal Health is required to maintain any inventory in excess of such target inventory levels, including inventory from the Forward Order.  Additionally, we were granted the right to buy back any such excess inventory from Cardinal Health at any time.  Cardinal Health has agreed to not sell any of the Forward Order inventory until calendar year 2012, and we have agreed to a methodology for how Cardinal Health will sell this inventory to our customers, so there is an orderly release throughout the 2012 year that more reasonably minimizes its impact to the Company’s sales during 2012. The methodology sets a formula which limits the use of any excess inventory used in a particular month over a 12 month time period.

Should Cardinal Health have any excess inventory on January 1, 2012 and begins selling the excess inventory it holds to partially meet customer demand, our reported revenues and cash flows will be negatively affected.  The magnitude this negative impact could have on our 2012 revenue will depend on a number of factors, including but not limited to how much excess inventory Cardinal Health actually has on hand in 2012, whether the Company chooses to purchase some or all of this excess inventory, and what our actual sales growth rates are during 2011 and 2012.  Actual sales during 2011 and 2012 will depend on a number of factors including but not limited to actual end-user demand and Cardinal Health’s estimates of what inventory levels it needs to meet that demand.  Management has no immediate plans to repurchase Cardinal Health’s excess inventory, however we will consider this option should an appropriate opportunity arise.  While we have not provided any estimates of what we expect 2011 or 2012 sales growth to be, in order to prevent a significant negative impact to 2012 revenue and cash flow, (i) the Company would need to experience substantial growth in the number of hospitals using its products during 2011 and 2012, (ii) the Company would need to buyback any excess inventory from Cardinal Health or (iii) Cardinal Health would need to decide not to use its excess inventory to partially meet customer demand.  If the Company were to buyback excess inventory from Cardinal, it could have a significant negative impact to earnings, financial position and our liquidity.

Revenues are subject to significant variation due to Cardinal Health’s ordering patterns, and expectations of the size and timing of new customer hospital implementations.

Our exclusive distribution agreement with Cardinal Health results in all of our current revenues coming from orders placed by Cardinal Health.  Cardinal Health has discretion in the timing and quantities with the orders they place, subject only to the limits contained in our agreements with them.   As a result, our revenues may not necessarily correlate with the actual growth of our underlying customer base.  In addition, our revenue can be materially impacted by the size of new customer hospital systems being implemented and the expected timing of those implementations by us and our distribution partners.  Size of hospital systems connotes the number of actual hospitals that are a part of the hospital system and the number of surgical procedures that are performed at each hospital.  Implementations with our large hospital system customers like the Mayo Clinic in Rochester or the Cleveland Clinic in 2009 had a material impact on our reported revenue and revenue growth for the year 2009.  The timing of when these larger hospital system implementations are expected to occur also have a significant impact on our annual reported revenue, as both we and our distribution partners need to ensure adequate inventory on hand to accommodate them.  The decision process that our distribution partner Cardinal Health uses in determining when to place orders is complex and subject to significant judgment.  If those judgments prove incorrect, our revenues may be materially adversely impacted.   For example, some of the factors that go into these judgments include, but are not limited to: (i) the size of some new pending and possible customers, (ii) the distribution agreements new pending and possible hospital customers have with their distribution partners, (iii) the multiple formats our products need to be available in (Single Sterile and Bulk Non Sterile), and (iv) the location of the manufacturing facilities of our China based manufacturing partner and the lead times needed in manufacturing our products.  Although growth in the number of hospitals is a relevant general indicator of growth in our business and customer acceptance of our products, it is not necessarily proportional to revenue because of the factors that impact revenue growth, including the number of actual customers represented by the hospitals using our products, the number of procedures such hospitals actually perform, the timing of orders of our products and the other factors described in this annual report on Form 10-K.

Cost containment measures implemented by hospitals could adversely affect our ability to successfully market our Safety-Sponge® System, which would have a material adverse effect on our business.

The economic downturn in the U.S. during the last few has increased the focus of many of our current and potential customers on implementing cost containment measures.  Cost containment measures instituted by healthcare providers could negatively affect our efforts to expand adoption of our Safety-Sponge® System, which would have a have a material adverse effect on our business, prospects, financial condition and results of operations.

Global financial conditions may negatively impact our business, results of operations, financial condition and or liquidity.

Continued or further deterioration or volatility in general economic and financial market conditions could materially adversely affect our business, financial condition and results of operations.  Specifically, the impact of these volatile and negative conditions may include decreased demand for our products and services, decreased ability to accurately forecast future product trends and demand, a negative impact on our ability to timely collect receivables from our customers, a negative impact on our sole supplier’s ability to provide us with product inventory, and a negative impact on our access to the capital markets.

The volatility of our stock price can have a material adverse effect on our reported profit or loss due to operation of applicable accounting rules.

At December 31, 2010, we had a warrant derivative liability recorded on our consolidated balance sheet with an estimated fair value of $992 thousand.  Under applicable accounting rules, we are required to “mark to market” this liability each reporting period and record changes in the fair value associated with this liability in our consolidated statement of operations (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Warrant Derivative Liability”).  As such, when our stock price increases, the fair value of this liability increases, and we recognize an expense associated with this change in fair value.  Similarly, when our stock price decreases, the fair value of this liability decreases, and we recognize a gain associated with this change in fair value.  As such, though there is no cash flow impact to us caused by the volatility of our stock price (which ranged from a high of $1.90 to a low of $0.45 in the year ended December 31, 2010) applicable accounting rules have a direct impact on our reported profit or loss as per Generally Accepted Accounting Principles.

Although we do not manufacture the products for our Safety-Sponge® System, if one of our products proves to be defective or is misused by a health care practitioner, we may be subject to potential product liability risks, among others, which may not be covered by insurance, and could adversely affect our reputation, profitability and liquidity.

Although we do not manufacture the sponges, towels and scanner equipment used in our Safety-Sponge® System, a defect in the design or manufacture of our sponges, towels or scanner equipment could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise.  Misuse of our products by a practitioner that results in an injury could subject us to liability.   The nature of our business exposes us to potential product liability risks, which are inherent in the design, manufacture and distribution of medical products and systems, as well as the clinical use, manufacturing, marketing and use of our Safety-Sponge® System.  Even though the Company carries what management believes to be adequate product liability insurance coverage, this insurance coverage may not be adequate to cover all risks and continuing insurance coverage may not continue to be available at an acceptable cost, if at all.   In addition, we are exposed to the risks under our indemnification program, where if our Safety-Sponge® System is used properly but does not prevent the unintentional retention of one of our surgical sponges or towels.  If we are required to indemnify customers for a significant number of events, our insurance may not cover the entire cost.  Regardless of merit or eventual outcome, product liability claims or a high number of indemnifiable events could result in decreased demand for our products, injury to our reputation and loss of revenues.   A substantial underinsured loss or product recall could have a material adverse effect on our financial condition, results of operations and cash flows.  Furthermore, any impairment of our reputation could have a material adverse effect on our revenues and prospects for future business.

Our future reported financial results could be adversely impacted by impairments or other charges to our intangible assets.

As of December 31, 2010, we had goodwill of $1.8 million and other intangible assets of $2.8 million (or 18.8% and 28.6%, respectively of our total assets at year end).  We are required to test goodwill and other intangible assets to determine whether there has been any impairment on an annual, or an interim basis if certain events occur or circumstances change that may result in reducing the carrying value of our goodwill or our intangible assets (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” below).  If circumstances change such that we are required to take an impairment charge, the amount of such annual or interim impairment charge could be significant and could have a material adverse effect on our financial condition and results of operations.

We have limited sales and marketing experience and in-house resources, and our failure to build and manage our sales efforts, or failure to market our products effectively would negatively affect our ability to grow our revenues and implement our growth strategy.

We currently have limited sales and marketing resources and experience in-house.  We rely on a number of outside consultants and our distribution partners to complement our full-time employees who focus on these areas.  If we do not select and work with our outside consultants effectively, or our distribution partners fail to provide adequate sales and marketing support, it could have a material adverse effect on our financial condition and results of operations.  Additionally, no assurance can be given that we will be able hire additional sales or marketing personnel, or outside consultants, with the necessary skill and experience, or that we will be able to train such individuals properly, any of which could have a material adverse event on our growth, financial condition and results of operations.

As all sales personnel are employees at will, no assurance can be given that some or all of them will not seek employment on better terms for themselves elsewhere or, in such event, that we will be able to retain replacement sales personnel with appropriate skills and experience. Our failure to retain our current sales personnel could have a material adverse effect on our revenue, financial condition and results of operations.

If competitors become well capitalized, or we are not able to offer and/or supply our solution to customers, our market growth could be negatively impacted.

The market place in which we compete in has many smaller competitors that we do not consider to be a significant threat to our market growth because we believe that those companies are not well capitalized.  Should one or more of these competitors become well capitalized or should our estimates of their capitalization prove incorrect, we could experience significant competition in our market place.  We also believe that customers in our markets display a significant amount of loyalty to their hospital distributors, and to the extent we are not able to offer and/or supply our patented solution to eliminate retained surgical sponges and towels, customers may elect to buy the different solutions available from our competitors.  These factors could cause our competitive position to suffer which could have a material adverse effect on our pricing, revenue, financial condition and results of operations.

The company has significant related party transactions with its exclusive manufacturer, A Plus.   Wayne Lin, A Plus’ founder and significant shareholder is also a significant shareholder and a member of the board of directors of the Company.  There are risks that having significant related party transactions may result in not having terms that are arm’s length or unfair to the company, even though we have company policy over related party transactions that requires the involvement of our executive team and board of directors to review and approve such related party transactions on an ongoing basis.

From time to time we have engaged into transactions with related parties, including the purchase from or sale to of products and services from related parties, where these related parties were paid in cash and or company stock. We have policies and procedures in place that require the pre-approval of related party transactions, including loans with any related parties.  Notwithstanding these policies, we cannot assure that in every historical instance that the terms of the transactions with past related parties were on terms as fair as we might have received from or extended to third parties. Related party transactions in general have a higher potential for conflicts of interest than independent third-party transactions, and having related party transactions could result in potential significant losses to our company and could impair investor confidence, adversely affecting our business reputation and our stock price.

Any failure in our customer education and training efforts could negatively affect our efforts to expand adoption of our Safety-Sponge® System and our financial condition and results of operations.

It is important to the success of our sales efforts that our clinical support staff properly educates operating room nurses and staff in the techniques of using our Safety-Sponge® System.  Such training and education is a key component of our sales process (see “Business—Sales and Clinical Support” above).  Positive results using our Safety-Sponge® System are highly dependent upon proper training and education.  If our Safety-Sponge® System is used sub-optimally or improperly, such use may contribute to unsatisfactory patient outcomes or failure to prevent one of our products from being unintentionally retained inside a patient.  This could give rise to negative publicity or lawsuits against us, any of which could have a material adverse effect on our reputation as a medical device company, and on our revenue, financial condition and results of operations.

Our reliance on third parties for the supply and distribution of, and on proper training of hospital personnel in the use of, the surgical sponge and towel products used in our Safety-Sponge® System exposes us to risk of lack of quality control, which could harm our reputation and have a material adverse effect on our reputation as a medical device company, and on our financial condition and results of operations.

Our Safety-Sponge® System is dependent on proper technique, including the proper handling and use of the scanner device, surgical sponges and towel products used therein.  There are a number of third parties that handle such products in our supply and distribution chain, as well as at the hospitals who have adopted our system, over which and whom we have no control.  Although we have put in place contractual arrangements to ensure quality control in the supply and distribution chain, and although we engage in extensive training and provide clinical support to ensure proper technique and use or our products by our hospital customers, we cannot guarantee that such third parties will not mishandle or misuse the scanner, surgical sponges and towel products used in our Safety-Sponge® System.  Because we are not directly involved in the supply and distribution of our products (see “Business– Customers and Distribution – Cardinal Health – Exclusive U.S. Distributor”), we may not be aware of quality control issues that arise with our customers.  Moreover, we might not be aware of improper handling techniques at our hospital customers.  If such quality control issues arise and we are not able to promptly remedy them, it could harm our reputation and have a material adverse effect on our revenue, financial condition or results of operations.

We rely on a sole supplier for manufacture of the surgical sponges and towels used in our Safety-Sponge® System.

We have an exclusive supply arrangement with A Plus for the manufacture of the surgical sponge and towel products used in our Safety-Sponge® System (see “Business - Manufacturing” above).  While we believe our relationship with A Plus is on good terms, we cannot assure you that we will be able to maintain our relationship with A Plus or that A Plus will be able to continue manufacturing adequate supplies of our products in the future.  In addition, A Plus is considered to be a related party of the Company, as described above.  While we believe that we could find alternative suppliers, in the event that A Plus fails to meet our needs, a change in suppliers or any significant delay in our ability to supply products for resale would have a material adverse effect on our delivery schedules, which could have a material adverse effect on our reputation, revenue, financial condition and results of operations.

A primary component of our disposable sponges and towels is cotton and those products are currently manufactured for us primarily in China.  Accordingly, we are exposed to risks associated to the supply of cotton, the price of cotton and the Yuan/US Dollar currency exchange rates.

Our exclusive supply agreement with A Plus for the manufacture of our surgical sponge and towel products allow for annual cost increases if there are significant increases in a certain cotton index, or significant changes in the Yuan/Dollar exchange rate. Cotton prices have increased significantly this last twelve months, and we have received a reasonable cost increase in 2011 as a result.  However if there continues to be significant price increases for cotton, and or significant changes in the Yuan exchange rates, this could have a material impact on our product cost, causing potentially a negative impact on our revenue should we raise prices accordingly, and or a negative impact on our results of operations from lower profitability. Additionally with A plus operating out of the People’s Republic of China we cannot assure that the Chinese government will not alter its policies to further restrict foreign participation in businesses operating in China, further there is no assurance that the Chinese government will continue to pursue the current economic reform policies, or that it will not significantly alter these policies from time to time without notice and the future direction of these economic reforms is uncertain.

We rely on a number of third parties in the execution of our business plan.  If such third parties do not perform as agreed, or relations with such third parties are not good, it could harm our reputation and disrupt our business, which could have a material and adverse effect on our revenue, financial condition and results of operations.

We rely on a number of third parties in the execution of our business plan.  Examples include contracting for nurses to support clinical trials and new customer implementations, technology experts to assist the software maintenance and development of our software applications, and various consultants to support our marketing, accounting and other functions. We also have an exclusive manufacturing arrangement with A Plus (see above) and have an exclusive distribution arrangement with Cardinal Health for the distribution of disposable sponge and towel products used in our Safety-Sponge® System (see “Business - Customers and Distribution - Cardinal Health - Exclusive U.S. Distributor” above).  Although we believe that our relationships with all of the third-parties we work with are good, if such third parties fail to honor their contract obligations or the relationships deteriorate, it could lead to disruptions in our business while we negotiate replacement agreements and find other suppliers or distributors for our products.  In addition, there is no guarantee that we would be able to negotiate a distribution agreement with a contract party comparable to Cardinal Health, or be able to obtain comparable contract provisions in terms of pricing and quality control.  These disruptions, or inability to effectively distribute our products, could harm our reputation and customer relationships, which could have a material adverse effect on our financial condition and results of operations.

We intend to pursue opportunities for further expansion of our business through strategic alliances, joint ventures and or acquisitions.  Future strategic alliances, joint ventures and or acquisitions may require significant resources and could result in significant unanticipated costs or liabilities to us.

Over the next few years we intend to pursue opportunities for further expansion of our business through strategic alliances, joint ventures and or acquisitions.  Any future strategic alliances, joint ventures and or acquisitions will depend on our ability to identify suitable partners or acquisition candidates, negotiate acceptable terms for such transactions and obtain financing if necessary.  We also could face competition for suitable acquisition candidates which may increase our costs.  Acquisitions or other investments require significant management attention, which may be diverted from our other operations.  Any future acquisitions could also expose us to unanticipated liabilities.  If we engage in strategic acquisitions, we may experience significant costs and difficult assimilating operations or personnel, which could impact our future growth.

If we make any acquisitions, we could have difficulty assimilating operations, technologies and products, or integrating and retaining personnel of acquired companies.  In addition, acquisitions may involve entering markets in which we have no or limited prior experience.  The occurrence of any one or more of these factors could disrupt our ongoing business, distract our management and employees and increase our expenses.  In addition, pursuing acquisition opportunities could divert our management’s attention from our ongoing business operations and result in decreased operating performance.  Moreover, our profitability may suffer because of acquisition related costs or amortization of intangible assets.  Furthermore, we may have to incur debt or issue equity securities in future acquisitions, with the issuance of equity securities diluting our existing stockholders.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services.  In addition, competition for qualified personnel is intense.

We believe that our growth and future success will depend in large part upon the knowledge, skills experience of our executive team.  In particular, our success depends in part upon the continued service and performance of: Brian E. Stewart, our President and Chief Executive Officer, and David C. Dreyer, our Chief Financial Officer and Secretary.  Although we have employment agreements with Mr. Stewart and Mr. Dreyer, the loss of the services of one or both of these executive officers would adversely affect our ability to implement our business and growth strategy.

We cannot assure investors that we will be able to retain our existing key personnel or to attract additional qualified personnel.  In addition, we do not have key-person life insurance on any of our employees. The loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

We have experienced historical turnover in our chief executive officer position and board of directors, and if we continue to have frequent executive turnover, we may have difficulty implementing our business plan and growth strategy.

From January 2007 to the present, we have had six different Chief Executive Officers, and in June 2010, five of our directors resigned (see Item 1 “13D and Subsequent Restructuring”).  Our history of management and director turnover, combined with the large losses reported by us under the leadership of our previous executives, may raise concern as to the stability of management and Board of Directors.  Such instability has made it difficult to implement our business plan and strategy in the past, and any continued instability will affect our ability to implement our business plan and growth strategy in the future.

Risks Related to Our Industry

Our success is dependent on intellectual property rights held by us, and our business will be adversely affected if we are unable to protect these rights.

Our success depends, in part, on our ability to maintain and defend our patents protecting the technology in our proprietary Safety-Sponge® System.  However, we cannot guarantee that the technologies and processes covered by our patents will not be found to be obvious or substantially similar to prior work, which could render these patents unenforceable.  If we are not able to successfully protect and defend our intellectual property, it could have a material adverse effect on our business, revenue, financial condition and results of operations.

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

Intellectual property laws outside the United States are uncertain and in many countries are currently undergoing review and revision. While we do not sell our products outside the U.S. currently, it is a part of our growth strategy to expand into foreign markets.  The laws of some countries do not protect our intellectual property rights to the same extent as laws in the United States. The intellectual property rights we enjoy in one country or jurisdiction may be rejected in other countries or jurisdictions, or, if recognized there, the rights may be significantly diluted.  It may be necessary or useful for us to participate in proceedings to determine the validity of our foreign intellectual property rights, or those of our competitors, which could result in substantial cost and divert our resources, efforts and attention from other aspects of our business.  If we are unable to defend our intellectual property rights internationally, it could limit our ability to execute a growth strategy to expand into foreign markets which could materially and adversely affect our revenue, financial condition and results of operations.

Our business is subject to extensive regulation and we need FDA clearances and approval to distribute and market our products.

Our Safety-Sponge® System is considered a medical device and is subject to extensive regulation.  Although we believe that we are in compliance with all material applicable regulations, current regulations depend heavily on administrative interpretation. We are also subject to periodic inspections by the FDA and other third party regulatory groups, as is our exclusive manufacturer, A Plus.  Future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, could vary from current interpretations and may adversely affect our business.

Laws and regulations regarding the design, development, manufacture, labeling, distribution and sale of medical devices are subject to future changes, as are administrative interpretations of regulatory requirements.  Failure to comply with applicable laws or regulations would subject us to enforcement actions, including, but not limited to, product seizures, injunctions, recalls, possible withdrawal of product clearances, civil penalties and criminal prosecutions, all of which could have a material adverse effect on our revenue, financial condition and results of operations.

If we fail to comply with applicable healthcare regulations that include the potential for substantial penalties, our business, operations and financial condition could be adversely affected as a result.

Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patient’s rights may be applicable to our business and may have a negative impact on our business beyond our control, including subjecting us to burdensome compliance obligations.  The laws that may affect our operations include:

•
The federal healthcare program Anti-Kickback Statute, which prohibits, among other things, soliciting, receiving or providing remuneration, directly or indirectly, to induce (i) the referral of an individual, for an item or service, or (ii) the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•
The federal Health Insurance Portability and Accountability Act of 1996, or HIPPA, which prohibits executing a scheme to defraud any healthcare benefit program or make false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•
State law equivalents of each of the above federal laws, such as anti-kickback and false claim laws that may apply to items or services reimbursed by any third party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ in significant ways from state to state and often are not preempted by HIPPA, thus complicating compliance efforts.

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethic codes, and spending limits, and other states, such as Vermont, Maine, Minnesota, requiring reporting to state government of gifts, compensation and other remuneration to physicians.  Federal legislation, the Physician Payments Sunshine Act of 2009, has been proposed and is moving forward in Congress.  This legislation would require disclosure to the federal government o payments to physicians.  These laws all provide for penalties for non-compliance.  The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with difference compliance and reporting requirements, increases the possibility that a company may unintentionally run afoul of one or more laws.

If operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations.  Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results.  Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert management’s attention from the operation of our business.  Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Recently adopted healthcare reform legislation may adversely affect our business.

The U.S. healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences.    On March 23, 2010, healthcare reform legislation (the “Healthcare Legislation”) was approved by Congress and has been signed into law that seeks to, among other things, increase access to healthcare for the uninsured and control the escalation of healthcare expenditures within the economy.  This legislation has only recently been enacted and requires the adoption of implementing regulations, which may impact our business.   Given the state of the new healthcare legislation, it’s far too early to evaluate its impact on our business and on our customers.  Changes in regulations and healthcare policy occur frequently and may impact our results, growth potential and the profitability of products we sell.  The Healthcare Legislation could result in changes to governmental reimbursement programs and possibly result in consolidating healthcare providers potentially reducing the number of available customers, both of which could have negative effects on our efforts to expand adoption of our Safety-Sponge® System, hurting our business, financial condition and results of operations.

Our failure to respond to rapid changes in technology and its applications and intense competition in the medical devices industry could make our system obsolete.

The medical devices industry is subject to rapid and substantial technological development and product innovations.  To be successful, we must respond to new developments in technology and new applications of our existing technology.  Our limited resources may limit our ability to innovate and respond to such developments.   In addition, we compete against several companies offering alternative systems, some of which have, or could obtain greater financial, marketing and technical resources than us.  If our products fail to compete favorably against competing products, or if we fail to be responsive on a timely and effective basis to competitors’ new devices, applications, or price strategies, it could have a material adverse effect on our revenue, financial condition and results of operations.

Risks Related to Our Common Stock

Our common stock is only minimally traded and could remain so for some time.  Our stock price has been and is expected to continue to be volatile, and the market price of our common stock could drop significantly.

In the year ended December 31, 2010, our stock price ranged from a high of $1.90 to a low of $0.45 per share.  Stock markets in general have experienced substantial volatility in recent years that has often been unrelated to the operating performance of individual companies.  Our stock price volatility is attributable, in part, to our very low average daily trading volumes.  Broad market fluctuations may also adversely affect the trading price of our common stock.

Future sales of our common stock could adversely affect its price and our future capital-raising activities, and could involve the issuance of additional equity securities, which would dilute current shareholder investments in our common stock and could result in lowering the trading price of our common stock.

We may sell securities in the public or private equity markets if and when conditions are favorable.  Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect the prevailing market price of our common stock and our ability to raise capital.  We may issue additional common stock in future financing transactions or as incentive compensation for our management team and other key personnel, consultants and advisors. Issuing any equity securities would be dilutive to the equity interests represented by our then-outstanding shares of common stock. The market price for our common stock could decrease as the market takes into account the dilutive effect of any of these issuances. Furthermore, we may enter into financing transactions and issue securities with rights and preferences senior to the rights and preferences of our common stock, and we may issue securities at prices that represent a substantial discount to the market price of our common stock.  A negative reaction by investors and securities analysts to any discounted sale of our equity securities could result in a decline in the trading price of our common stock.

We have a significant number of outstanding warrants and options, and future sales of these shares could adversely affect the market price of our common stock.

As of  April 1, 2011, we had outstanding warrants for an aggregate of 7.3 million shares of common stock at a weighted average exercise price of $1.53 per share and options exercisable for an aggregate of 8.0 million shares of common stock at a weighted average exercise price of $0.88 per share. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale. As our stock price rises, more outstanding warrants and options will be in-the-money and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Our common stock is quoted on the OTC QB market place, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted under the symbol “PSTX” on the OTC QB market operated by OTC Markets Group, Inc.  Prior to February 2007, our stock was listed on the American Stock Exchange, now known as the NYSE Amex, under the symbol “PST.”  Prior to March 1, 2011, our stock was quoted on the OTC Bulletin Board under the symbol “PSTX.”  The OTC Bulletin Board and the OTC QB market are not “national securities exchanges”, nor do they have any listing standards to which we are bound, and in general are significantly more limited markets than the New York Stock Exchange, NASDAQ system, or our former trading market, now known as the NYSE Amex.  The quotation of our shares on the OTC QB could result in a less liquid market being available for existing and potential stockholders to trade shares of our common stock, which could depress the trading price of our common stock and have long-term adverse impact on our ability to raise capital in the future.  Because of the limited trading market for our common stock, and because of the significant price volatility, investors may not be able to sell their shares of common stock when they want to do so.  In the year ended December 31, 2010, our stock price ranged from a high of $1.90 to a low of $0.45 per share.  The inability to sell shares in a rapidly declining market may substantially increase the risk of loss as a result of such illiquidity, because the price for our common stock may suffer significant declines due to price volatility.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  In addition, the terms of any future debt or credit facility, and the terms of our Series A Preferred Stock and Series B Preferred Stock, may preclude us from paying dividends on our common stock.   As a result, capital appreciation, if any, of our common stock will be the sole source of potential gain in the foreseeable future.  Investors seeking cash dividends should not invest in our common stock.  We do pay cash and stock dividends on our Series A and Series B Preferred stock in accordance with their terms.  Starting in January 1, 2012, we will be required to pay cash dividends on our Series B preferred stock in the amount of approximately $110 thousand per quarter.

Common stockholders may not be able to elect a majority of our Board of Directors.

The terms of our Series A Preferred Stock provide that if at any time dividends on the Series A Preferred Stock shall be unpaid in an amount equal to two full years’ of dividends (eight quarters), until such time as all dividends in arrears have been paid, the holders of the Series A Preferred Stock shall have the right to elect a majority of our Board of Directors.   If the company was not able to obtain financing, and not able continue to pay dividends on our Series A Preferred Stock, holders of our common stock would lose their ability to control our Board of Directors, as the holders of the Series A Preferred Stock would have the right to elect a majority of our Board of Directors.  We are currently in arrears on six quarters to the Series A Preferred Stock.  We do not intend to go into arrears beyond six quarters, and eventually intend to become current with our Series A Preferred Stock.  Our Series B Preferred does not have voting rights except (i) as provided by Delaware law; (ii) upon the occurrence of the fifth anniversary of the issue date; or (iii) upon our failure to pay dividends for two consecutive quarters or three non-consecutive quarters.  Upon the occurrence of either event described in (ii) or (iii), the holders of the Series B Preferred are entitled to elect two additional directors to our board of directors and, within two business days, we must create a special committee of our board of directors consisting of up to three directors, of which two must be the two newly-elected additional directors, and promptly grant such special committee sole and exclusive authority and power to investigate, negotiate and consummate a sale of the Company or strategic alternative thereto.

We are subject to penny stock regulations and restrictions, which could make it difficult for stockholders to sell their shares of our stock.

SEC regulations generally define “penny stocks” as equity securities that have a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of April 1, 2011, the last sale price for our common stock was $0.85 per share.  For transactions in securities that are not exempt from the “penny stock” definition, the SEC has adopted rules and regulations that impose additional sales practice requirements on broker-dealers prior to selling penny stocks, which may make it burdensome to conduct transactions in our shares. Because our shares are subject to these rules, it may be difficult to sell shares of our stock, and because it may be difficult to find quotations for shares of our stock, it may be very difficult to accurately price an investment in our shares.  In addition, the SEC has the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

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

As a Delaware corporation, we are also subject to section 203 of the Delaware General Corporation Law (“DGCL”), which among other things, and subject to various exceptions, restricts against certain business transactions between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock (“an interested stockholder”) for a period of three years from the date the stockholder becomes an interested stockholder.  The Delaware corporate law, in general, prohibits any business combination with a beneficial owner of 15% or more of our common stock for three years unless the holder’s acquisition of our stock was approved in advance by our Board of Directors.  Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate or other physical properties materially important to our operations.  In November 2010, we relocated our corporate headquarters to 2 Venture Plaza, Suite #350, Irvine, CA 92618, where we rent approximately 5,000 square feet of office space.  In January 2010, previous management temporarily relocated our headquarters to 5 Caufield Place, Suite 102, Newtown, PA 18940 (the CEO and CFO at the time were based in Pennsylvania), where they entered into a sublease  on December 31, 2009 for 5,670 square feet of office space.  Effective in June 2010, we took a charge of $371 thousand for the present value of the remaining lease payments of the Newtown property and at the time assumed there would be no sub-sublease income to offset this cost, given the soft local commercial real estate rental market.  However, in November 2010, we entered into a sub-sublease with Centrak, to take over the space in Newtown, PA, where they agreed to sub-sublease the space through the remaining term of our sublease or through to April 30, 2013, paying  $8,225 per month starting in January 2011 for each month during months one (1) through twelve (12), (ii) $8,697 per month for months thirteen (13) through twenty four (24), and (iii) $9,170 per month for months twenty five (25) through the expiration of the Sub-Sublease.  The base rent paid by Centrak includes landlord operating expenses, taxes and utilities that a reasonable tenant making comparable use of the subleased premises to that being made by the Sub-Subtenant would typically incur.  The Sub-Subtenant will be responsible for any additional utility costs that are not our responsibility.  As a result of this sub-sublease arrangement, the Company adjusted its charge taken in the second quarter of 2010 by reducing it $219 thousand for the present value of expected sub-subrental income to be received through to the end of this sublease.

We also vacated our approximate 4,000 square feet of office space at our former headquarters located at 43460 Ridge Park Drive, Suite 140, Temecula, CA 92590 on December 31, 2010, which was the termination date in our lease.  During 2010, we paid $11,576 per month in rent for our temporary Pennsylvania headquarters through to June 2010, paid $9,757 per month in rent for our former Temecula office space through to the termination of the lease at Dec. 31, 2010, and paid $0 cash for rent of our Irvine, CA corporate headquarter space.  The Irvine, CA corporate headquarters lease had “free rent” for the first two months in 2010, with the first cash rent payment due in January 2011.  As a result, we amortized this free rent over the term of the lease, resulting in recording $15 thousand of rent expense for this property in 2010.  We also did not receive any sub sublease rental income from Centrak, our sub-sublease tenant in Newtown, PA until January 2011, in accordance with our sub-sublease agreement with them.

ITEM 3. LEGAL PROCEEDINGS

Leve Matter

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

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed another lawsuit against our company, Sunshine and four other defendants affiliated with Winstar.  That lawsuit attempted to collect a federal default judgment of $5 million entered against two entities, Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against our company and others under the doctrine of de facto merger.  The action was tried before a Los Angeles County Superior Court judge, without a jury, in 2008.  On August 5, 2009, the Superior Court issued a statement of decision in our favor, and on October 8, 2009, the Superior Court entered judgment in our favor, and judged plaintiffs’ responsible for our court costs.  On November 6, 2009, the plaintiffs filed a notice of appeal in the Superior Court of the State of California, County of Los Angeles Central District.  We have engaged appellate counsel, and believe the plaintiff’s case is without merit and intend to continue to defend the case vigorously.

Ault Glazer Matter

On December 30, 2010, the Company entered into a Settlement Agreement, dated as of December 27, 2010 (the “Agreement”), with the parties to the Agreement other than the Company being Ault Glazer Capital Partners, LLC (“AGCP”), Zealous Asset Management, LLC (“ZAM”) and certain of its affiliates, Milton “Todd” Ault III and a creditor (and such creditor’s affiliate) to AGCP, who also is a shareholder of the Company (the “AGCP Creditor”).  The former relationship of Mr. Ault and AGCP to the Company has been previously disclosed in the Company’s public filings.  The Agreement related to (i) our  previously disclosed Amendment and Early Conversion agreement, dated September 5, 2008 (the “Note Agreement”), between the Company and AGCP and the related and previously disclosed Secured Convertible Promissory Note dated on or about August 10, 2008 (the “Note”) and a related and previously disclosed Advancement Agreement between the same parties dated September 12, 2008 (together with the Note and Note Agreement, the “Note Documents”); under the Note Documents, there was an original principal balance of $2,530,558.40 and Note Documents provided, subject to certain conditions, that the entire principal balance owing under the Note would be converted into 1,300,000 shares of our common stock and other consideration;  all but 500,000 of which shares of our common stock (such 500,000 shares, the “Shares”), were previously delivered to AGCP, (ii) a judgment obtained against AGCP by AGCP Creditor in a separate lawsuit, which lawsuit is completely unrelated to the Company, with respect to which, as the Company previously disclosed, AGCP Creditor procured a Writ of Execution from the United States District Court, Central District of California, (the “Writ”) and a Notice of Levy (the “Levy”) to levy upon the Company against all stock of the Company that the Company owed to AGCP; and (iii) a previously disclosed case currently pending before the Superior Court of California, County of Orange, Central Justice Center, entitled “Zealous Asset Management, LLC v. Patient Safety Technologies, et. al”, Case No. 00424948 (the “Action”) concerning, among other things, the Note Documents, as well as 2,600 shares of our Series A Preferred Stock (the “Series A Preferred”) and certain dividends thereon.

In broad terms the Agreement provided that the Company delivers to AGCP Creditor the Shares that, as the Company has previously disclosed, it conditionally owed to AGCP, and AGCP dismissed the Action against the Company upon receiving the Shares, AGCP Creditor terminated the Writ and Levy and agreed that its judgment against AGCP was satisfied.  In addition, the Note Documents and the liabilities thereunder were deemed satisfied and extinguished.  The Company was carrying a liability on its books in connection with the Note Documents of approximately $1.42 million and the fair value of the (500 thousand common) Shares issued was less than the carrying value of such liability, the Company recorded a non-cash gain on the extinguishment of debt totaling $893 thousand in the fourth quarter of 2010.  Generally, the material terms of the Agreement became effective after the Company delivered the Shares to the AGCP Creditor, and made a cash payment of $16 thousand to AGCP’s counsel on Dec. 31, 2010.  Shortly after Dec. 28, 2010, AGCP dismissed the causes of action in the Action related to the Note Documents, and granted certain releases and covenants not to sue the Company.   In addition, there were causes of action in the Action relating to the Series A Preferred shares owned by AGCP that were dismissed after the Company interpleaded a total of $22.8 thousand of dividends owed on these Series A Preferred shares in January 2011 ($9.1 thousand) and March 2011 ($13.7 thousand).  The Agreement also contained a provision pertaining to the interpleading of future dividends on these Series A Preferred shares, which the Company plans to follow when such dividends become payable.  Accordingly, the terms of the Agreement have become fully effective.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted under the symbol “PSTX” on the OTC QB market operated by OTC Markets Group, Inc.  Prior to February 2007, our stock was listed on the American Stock Exchange, now NYSE Amex, under the symbol “PST.”  Prior to March 1, 2011, our stock was quoted on the OTC Bulletin Board under the symbol “PSTX.”

The following table sets forth the high and low bid quotations for our common stock for the periods indicated below, as reported by the OTC Bulletin Board.  Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions in our common stock.

	High	Low
Year Ended December 31, 2010
First Quarter	$1.90	$0.85
Second Quarter	1.20	0.55
Third Quarter	0.90	0.45
Fourth Quarter	0.99	0.65

Year Ended December 31, 2009
First Quarter	$1.20	$0.47
Second Quarter	1.10	0.60
Third Quarter	1.40	0.70
Fourth Quarter	2.25	1.06

Stockholders

As of April 1, 2011, there were 690 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock in the last two fiscal years and currently have no intention of paying dividends on our common stock.  Terms of our Series A Convertible Preferred Stock and Series B Preferred limit our ability to pay any such dividends on our common stock.

Recent Sales of Unregistered Securities

In February 2011, in connection with a consulting agreement with Kenneth Taub, we issued Mr. Taub 75,000 restricted shares of our common stock.  These shares are restricted under Rule 144 of the Securities Act.

In addition, we issued 60,500 shares of $1 par value, $100 stated value Series B Preferred Convertible Shares on June 24, 2010 raising $6.1 million (of which 500 were issued on December 6, 2010).  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources”.  See also the Subsequent Event discussion regarding our March 2011 offering.

The Series B Convertible Preferred does not have voting rights except (a) as provided by Delaware law; (b) upon the occurrence of the fifth anniversary of the issue date; or (c) upon our failure to pay dividends for two consecutive quarters or three non-consecutive quarters.  Upon the occurrence of either event described in (b) or (c), the holders of the Series B Convertible Preferred are entitled to elect two additional directors to our Board of Directors and, within two business days, we must create a special committee of our Board of Directors consisting of up to three directors, of which two must be the two newly-elected additional directors, and promptly grant such special committee sole and exclusive authority and power to investigate, negotiate and consummate a sale of our company or strategic alternative thereto. The Series B Convertible Preferred are entitled to receive, prior and in preference to all other shares of our capital stock (with an exception noted below), upon liquidation, dissolution or winding up of our company an amount per share equal to the greater of (i) the stated value of the Series B Convertible Preferred, plus accrued but unpaid dividends, or (ii) such amount per share as would have been payable had all shares of Series B Convertible Preferred been converted into our common stock immediately prior to such liquidation.   Notwithstanding the foregoing, the first $1.1 of distributable amounts in liquidation must first be paid to the holders of our Series A Convertible Preferred Stock.  Mergers, sales of substantially all assets and similar transactions are deemed to be liquidations for purposes of the liquidation preference.

The Series B Convertible Preferred is convertible at any time at the option of the holder into shares of our common stock at $0.75 per share, subject to conventional adjustments for stock splits, stock combinations and the like.  We are subject to certain liquidated damages if we fail to timely honor our conversion obligations as set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock.  The Series B Convertible Preferred is not redeemable either by us or by the holders.  However, shares of our Series B Convertible Preferred automatically convert into shares of our common stock at the $0.75 conversion price if both of the following conditions are satisfied: (a) the daily volume weighted average price of our common stock is equal to or in excess of $1.50 per share for all trading days during any 6-month period and (b) the number of shares traded during such period averages at least 50,000 shares of common stock per trading day.   Also, the Series B Convertible Preferred automatically convert into shares of our common stock at the applicable conversion price if our operating income is positive for at least four consecutive fiscal quarters and our cumulative operating income during such four fiscal quarters is at least $5.0 million.

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

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled reporting obligations and therefore are not required to provide the information requested by this item.

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

Overview

We focus on the development, marketing and sale of products designed to improve patient outcomes and reduce costs in the healthcare industry. We conduct our business through our wholly owned subsidiary, SurgiCount Medical, Inc. Our proprietary Safety-Sponge® System is a patented solution designed to eliminate one of the most common errors in surgery, retained surgical sponges, and the human and economic costs associated with this surgical mistake.  The Safety-Sponge® System is comprised of a line of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system.  Over an estimated 45.4 million of our Safety-Sponges® have been successfully used in more than 2.1 million surgical procedures.   We sell our Safety-Sponge® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners.  Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus International Inc. (“A Plus”), a leading, China-based manufacturer of disposable medical and surgical supplies.  Our sponge and towel products are distributed through Cardinal Health, Inc. (“Cardinal Health”), who provides us sales, marketing and logistics support and the fulfillment of our products to our end user hospitals by both delivering our products directly to our end user hospitals and where appropriate through alternative distributors.  We currently have over 60 hospitals using the Safety-Sponge® System, all of which are located in the U.S. During 2010 the number of hospitals using our Safety-Sponge® System more than doubled and we lost no customers. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business.  Once implemented, the vast majority of our user hospitals use the Safety-Sponge® System across all of their relevant surgical and OB/GYN procedures.

Subsequent to the resignation of our previous President and Chief Executive Officer and four other board members, during the third quarter of 2010 newly appointed management implemented a comprehensive restructuring program focused on a number of initiatives, including the reduction of operating expenses and aggressively managing the Company to achieve positive operating income and operating cash flow.  Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies and initiating spend measurement systems and accountability across various functional areas.  As a result of a number of factors, primarily the continued growth of the Company’s revenues from both delivery of Cardinal Health’s stocking inventory (as discussed in “Cardinal Health – Exclusive U.S. Distributor” above and “—Cardinal Health Supply Agreement” below) and increased number of hospitals using the Company’s products, and the impact on operating expenses from the restructuring initiative, the Company reported positive operating income of $925 thousand during the quarter ended September 30, 2010, the first period of positive reported operating income in the history of the Company’s ownership of SurgiCount since 2005 and the first reporting period under newly appointed management.

We generated revenues of $14.8 million and $4.5 million during the fiscal years ended December 31, 2010 and 2009, respectively.  Our 2010 revenues of $14.8 million include approximately $8.9 million of revenues from the partial fulfillment of a $10 million stocking order in accordance with the terms of our exclusive distributor arrangement with Cardinal Health (the “Forward Order”).  Also during 2010 we generated an additional approximately $5.9 million of revenue, separate from the Forward Order, from the delivery of products to Cardinal Health to meet immediate demand from end-user hospitals.  Under certain circumstances the Forward Order may negatively impact our 2012 revenues.  See “Factors Affecting Future Results—Cardinal Health Supply Agreement” below.

On April 9, 2010 our current President and Chief Executive Officer, co-founder of our wholly-owned operating subsidiary SurgiCount Medical and co-inventor of our Safety-Sponge® System, Brian E. Stewart, filed a Form 13D with the Securities and Exchange Commission (“SEC”) on behalf of himself and certain other shareholders of the Company.  The shareholders represented included two of the Company’s existing directors and the other co-founder of SurgiCount Medical and co-inventor of the Safety-Sponge® System and collectively represented a sufficient number of shares of the Company’s stock outstanding to demand that the Company call a special meeting of stockholders with the express purpose of affecting significant and immediate change by removing five of the then standing directors of the board, including the then President and Chief Executive Officer.  As a direct result of this founder driven shareholder effort, on June 24, 2010, the five designated members of the board of directors resigned and Brian E. Stewart was appointed as President and Chief Executive Officer and as a Director of the Company.  In connection with the resignation of the five directors, the Company entered into a Separation and Mutual General Release with each director (“Directors Release”), which provided that each director would not sue the Company and each gave a waiver of unknown claims and agreed to a two year non-disparagement clause.  In addition, we extended the vesting and exercise periods in certain circumstances with respect to options held by the former directors and officers.

Factors Affecting Future Results

Cardinal Health Supply Agreement

In November 2006, we began an exclusive distribution relationship with Cardinal Health to supply hospitals with our sponge and towel products that have adopted our Safety-Sponge® System.  This original agreement had a term of 36 months, and automatically renewed for successive 12 month periods unless terminated early in accordance with its terms.

In November 2009, we renewed our distribution relationship with Cardinal Health through the execution of a new Supply and Distribution Agreement.  This new agreement had a five-year term to 2014 and names Cardinal Heath as the exclusive distributor in the United States, Puerto Rico, and Canada of the current products used in our proprietary Safety-Sponge® System.  Though Cardinal Health is our exclusive distributor in these geographical areas, the terms of our agreement with Cardinal Health do not limit the sales of our products to only direct customers of Cardinal Health.  Our products are available to every hospital that wishes to purchase them through their existing distribution relationships, whether that is with Cardinal Health or a competitor.  In the event an end user hospital customer of ours does not have a distribution relationship with Cardinal Health, Cardinal Health distributes our products directly to the alternative distributor that works with that hospital.

In connection with the execution of the new agreement in November 2009, Cardinal Health issued a $10.0 million stocking purchase order for products used in our Safety-Sponge® System that called for deliveries of that stocking inventory over a 12-month period (the “Forward Order”).  Cardinal Health paid us $8.0 million as partial pre-payment of the Forward Order, and agreed to pay $2.0 million directly to A Plus to pay for product when A Plus invoices the Company for the Forward Order.  Cardinal Health also agreed to place a second $5.0 million stocking purchase order prior to the end of the third quarter of 2010, based on whether the Company achieved certain conditions, including a minimum targeted customer sales threshold.  Both Cardinal Health and the Company jointly agreed in late 2010 not to go forward with this second stocking purchase order.  Cardinal Health also agreed to maintain normal ordering patterns and volumes for purchasing our Safety-Sponge® products throughout 2010 and not to use any of the inventory delivered under the Forward Order to meet immediate hospital demand.   In late 2010 Cardinal Health requested to change the product mix of the Forward Order.  We agreed to this change, however because the products Cardinal Health requested were not immediately available, Cardinal agreed to take delivery of the remaining inventory on a modified schedule.  As of December 31, 2010 we had delivered approximately $8.9 million of the Forward Order and we anticipate delivering the remaining $1.1 million of Forward Order inventory in the first half of 2011.   The net effect is we did not realize the full $10.0 million of Forward Order revenue in 2010, and we will recognize $1.1 million of Forward Order revenue in 2011.  We anticipate delivering the remainder of the $10.0 million Forward Order by June of 2011.

In March 2011, we and Cardinal Health signed an amendment to the Supply and Distribution agreement (the “Amended Supply and Distribution Agreement”).  The Amended Supply and Distribution Agreement revised a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding setting target inventory levels and defining a formula for determining what excess inventory is of our products held by Cardinal Health.   Cardinal Health has agreed to not sell any of the Forward Order inventory until calendar year 2012, and we have agreed to a methodology for how Cardinal Health will sell this inventory to our customers, so there is a more orderly release throughout the 2012 year that more reasonably minimizes its impact to the Company’s sales during 2012.

Because of the delivery of $8.9 million of the Forward Order inventory during 2010, our reported revenues for 2010 of $14.8 million represented significantly more revenue than what otherwise would have been recognized had we filled only orders from Cardinal Health for strictly filling customer demand.  During 2010 we recognized $5.9 million of net revenues from the delivery of inventory to Cardinal Health for fulfilling customer demand, however these revenues do not necessarily reflect actual current hospital customer demand for our products, as these sales are impacted a number of factors, including but not limited to by Cardinal Health’s inventory management practices including how much inventory they chose to maintain throughout their distribution warehouse system and the timing of how they chose to order product (through recurring standing purchase orders, planned inventory reductions, or other factors).

Should Cardinal Health have any excess inventory on January 1, 2012 and begin selling the excess inventory it holds to partially meet customer demand, our reported revenues and cash flows will be negatively affected.  The magnitude this negative impact could have on our 2012 revenue and cash flows will depend on a number of factors, including but not limited to how much excess inventory Cardinal Health actually has on hand in 2012, whether the Company chooses to purchase some or all of this excess inventory, and what our actual sales growth rates are during 2011 and 2012.  Actual sales during 2011 and 2012 will depend on a number of factors, including but not limited to actual end-user demand and Cardinal Health’s estimates of what inventory levels it needs to meet that demand.  Management has no immediate plans to repurchase Cardinal Health’s excess inventory, however we will consider this option should an appropriate opportunity arise.  While we have not provided any estimates of what we expect 2011 or 2012 sales growth to be, in order to prevent a significant negative impact to 2012 revenue, (i) the Company would need to experience substantial growth in the number of hospitals using its products during 2011 and 2012, (ii) the Company would need to buyback any excess inventory from Cardinal Health or (iii) Cardinal Health would need to decide not to use its excess inventory to partially meet customer demand.   If the Company were to buyback excess inventory from Cardinal, it also could have a significant negative impact to earnings, financial position and our liquidity.

Revenues Subject to Significant Variation Due to Cardinal Health’s Ordering Patterns, and Expectations of the Size and Timing of New Customer Hospital Implementations.

Our exclusive distribution agreement with Cardinal Health results in all of our current revenues coming from orders placed by Cardinal Health.  Cardinal Health has discretion in the timing and quantities with the orders they place, subject only to the limits contained in our agreements with them.   As a result, our revenues may not necessarily correlate with the actual growth of our underlying customer base.  In addition, our revenue can be materially impacted by the size of new customer hospital systems being implemented and the expected timing of those implementations by us and our distribution partners.  Size of hospital systems connotes the number of actual hospitals that are a part of the hospital system and the number of surgical procedures that are performed at each hospital.  Implementations with our large hospital system customers like the Mayo Clinic in Rochester or the Cleveland Clinic in 2009 had a material impact on our reported revenue and revenue growth for the year 2009.  The timing of when these larger hospital system implementations are expected to occur also have a significant impact on our annual reported revenue, as both we and our distribution partners need to ensure adequate inventory on hand to accommodate them.  The decision process that our distribution partner Cardinal Health uses in determining when to place orders is complex and subject to significant judgment.  If those judgments prove incorrect, our revenues may be materially adversely impacted.   For example, some of the factors that go into these judgments include, but are not limited to: (i) the size of some new pending and possible customers, (ii) the distribution agreements new pending and possible hospital customers have with their distribution partners, (iii) the multiple formats our products need to be available in (Single Sterile and Bulk Non Sterile), and (iv) the location of the manufacturing facilities of our China based manufacturing partner and the lead times needed in manufacturing our products.  Although growth in the number of hospitals is a relevant general indicator of growth in our business and customer acceptance of our products, it is not necessarily proportional to revenue because of the factors that impact revenue growth, including the number of actual customers represented by the hospitals using our products, the number of procedures such hospitals actually perform, the timing of orders of our products and the other factors described in this annual report on Form 10-K.

Reduction in Hardware Sales – Effect on Revenues and Cost of Revenues.

Prior to the third quarter of 2009, our business model included selling our SurgiCounter™ scanners and related software used in our Safety-Sponge® System to most hospitals that adopted our system.  Beginning with the third quarter of 2009, we modified our business model and began to provide our SurgiCounter™ scanners and related software to all hospitals at no cost when they adopt our Safety-Sponge® System.  Because we no longer engage in direct SurgiCounter™ scanner sales and generally anticipate only to recognize revenues associated with our SurgiCounter™ scanners in connection with reimbursement arrangements we have with Cardinal Health under our agreement with them, SurgiCounter™ scanners  no longer represent a source of revenues for our company. In 2010 and 2009, surgical sponge sales accounted for 100% and 94.0% of our revenues, respectively and sales of hardware accounted for 0% and 6.0%, respectively.  In addition to its effect on our revenue, this change also affected our costs of revenues because rather than recognizing the full product cost for all SurgiCounter™ scanners at the time of shipment in our cost of revenues, we now recognize only the depreciation expense for those SurgiCounter™ scanners provided to hospital clients.  This business model change led to an improvement in our gross margin in the year ended December 31, 2009, and further improvement in 2010.  Going forward, we anticipate that the shift in product mix and anticipated increase in volume of surgical sponge sales will more than offset the effects of including depreciation expense for the scanners in the cost of revenue without having any corresponding scanner revenue.

Results of Operations
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

We had total revenue of $14.8 million for the year ended December 31, 2010, an increase of 229% compared to $4.5 million for the same period in 2009.  Our 2010 revenues include approximately $8.9 million of revenues from the partial fulfillment of a $10.0 million Forward Order in accordance with the terms of our exclusive distributor arrangement with Cardinal Health.   Accordingly, the primary factor in our year over year growth was the Forward Order.   Cardinal Health has agreed to not sell any of the Forward Order inventory until calendar year 2012, and we have agreed to a methodology for how Cardinal Health will sell this inventory to our customers, so there is a more orderly release throughout the 2012 year (see “—Factors Affecting Future Results- Cardinal Health Supply Agreement” and “Risk Factors— Cardinal Health’s right to use any excess inventory it holds to partially meet customer demand beginning in January of 2012 could have a material negative impact to our revenues and cash flows”).  Also during 2010, we generated $5.9 million of net revenues from the delivery of inventory to Cardinal Health for fulfilling customer demand, which reflected 31% growth over the comparable $4.5 million of revenue for the same period in 2009.  These 2010 and 2009 revenues do not necessarily reflect actual current hospital customer demand for our products, as these sales are impacted by a number of factors, including but not limited to Cardinal Health’s inventory management practices including but not limited to how much inventory they choose to maintain, the timing of how they chose to order product and their expectations regarding future growth (see “—Factors Affecting Future Results - Cardinal Health Supply Agreement”).  The primary reason causing the 29% increase in revenue was an increase in sales of surgical sponges used in our Safety-Sponge® System due to focused marketing and selling efforts which were successful in achieving a significant number of new hospital customers.  During 2010 we more than doubled the number of hospitals using the Safety-Sponge® System and lost no customers. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business.

Cost of revenues

Cost of revenues of $7.3 million increased by $4.6 million or 171% for the year ended December 31, 2010 as compared to cost of revenues of $2.7 million for the same period in 2009.  The primary reason for this increase was the cost of revenue associated with the $8.9 million of Forward Order sales to Cardinal Health as described above, where the cost of revenue totaled $4.4 million.  In addition, $2.9 million of our 2010 cost of revenue related to the $5.9 million of sales to Cardinal Health for fulfilling customer demand, which represented an 8% increase over the equivalent 2009 cost of revenue of $2.7 million, which was also entirely related to sales to Cardinal Health for fulfilling customer demand.  Due to the change in our revenue mix from no longer primarily selling the hardware used with our Safety-Sponge® System (see “— Reduction in Hardware Sales”), our cost of revenue as a percentage of revenue dropped to 49.6% during 2010 as compared to 60.0% in 2009.   Our cost of revenue for 2010 included depreciation expense totaling $302 thousand, while 2009 included costs for scanners and related equipment purchases totaling $254 thousand.  This difference in our cost of revenue reflected the change in our business model with respect to our SurgiCounter™ scanners, where we allow customers to use our hardware at no costs and capitalize them as fixed assets, depreciating them over a three year life.

Gross profit

Gross profit totaled $7.5 million for the year ended December 31, 2010, an increase of $5.7 million, or 315%, compared to gross profit of $1.8 million during the same period in 2009.  The key reasons for the significant increase in gross profit during 2010 was from the Forward Order sales to Cardinal Health which generated gross profit of $4.5 million, and our sales to Cardinal Health related to fulfilling customer demand that generated gross profit of $3.0 million, which was an increase of $1.2 million or 65% compared to 2009’s gross profit of $1.8 million, which was entirely related to sales to Cardinal Health for fulfilling customer demand.  During 2010 we had a significant increase in our gross margin rates, with 2010 gross margin averaging 50.4% as compared to 2009’s average gross margin of 40%.  This significant improvement in gross margin was a combination of improved pricing on our new business as compared to legacy pricing with older customers, along with the Company no longer selling SurgiCounter™ scanners and related hardware equipment beginning in third quarter 2009, and giving them for free to new customers (see “— Overview”).   The hardware was sold in 2009 at margin rates considerably lower than margin we make on sales of sponges and towels.

Operating expenses

Operating expenses totaled $9.6 million for the year ended December 31, 2010, a decrease of $3.0 million, or 23%, compared to $12.6 million of expenses during the same period in 2009.  Operating expenses during the first half of 2010 were $5.7 million which was reduced over 32% to $3.9 million during the second half of 2010.  This reduction in operating expenses in the second half of 2010 is primarily due to the impact of a comprehensive restructuring program implemented by new management during the third quarter of 2010 focused on a number of initiatives, including reducing operating expenses and achieving positive operating income and operating cash flow.  Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies and initiating spend measurement systems and accountability across various functional areas.

Research and development expenses

We had research and development expenses of $186 thousand for the year ended December 31, 2010, a decrease of $135 thousand, or 42%, compared to $321 thousand during the same period in 2009.  The key reason for the decrease in research and development expenses was by outsourcing the work to third party consultants reducing compensation related expenses.

Sales and marketing expenses

We had sales and marketing expenses of $2.9 million for the year ended December 31, 2010, an increase of $939 thousand, or 49%, compared to $1.9 million during the same period in 2009.  The primary reason for the increase in sales and marketing expense was from significant spending on sales personnel during the first half of 2010.  In the second half of 2010, as a part of new management’s restructuring initiative, we reduced sales headcount significantly and reduced overall spending in order to bring the Company’s operating results to profitability in the third quarter.  Sales headcount was significantly reduced from the first half of 2010 as compared to the second half.

General and administrative expenses

We had general and administrative expenses totaling $6.6 million for the year ended December 31, 2010, a decrease of $3.8 million, or 36%, compared to $10.4 million during the same period in 2009.  The largest item causing lower expenses in 2010 was lower warrant compensation expense of $71 thousand compared to 2009 expense of $3.9 million, when the Company issued 1.2 million warrants to Cardinal Health as a part of the revised Supply and Distribution Agreement finalized with them in November 2009.  There was a significant reduction in spending levels in general and administrative expenses when comparing the second half of 2010 to the first half of the year.  This was the result of new management’s expense restructuring, where general and administrative expense in the third and fourth quarters of 2010 was less than 50% of the first and second quarter expense, even after adjusting out one-time severance costs taken in June 2010.

Total other income (expense)

We reported other income of $3.3 million for the year ended December 31, 2010, compared to other expense of $6.9 million for the year ended December 31, 2009.  The single biggest change between years was the mark to market adjustments for the change in fair value of our warrant derivative liability.  During the year ended December 31, 2010, our mark to market adjustment for our warrant derivative liability was a gain of $2.7 million, while the change for the year ended December 31, 2009 was a loss of $5.6 million, or a difference of over $8 million.  As discussed in our Critical Accounting Policies within this annual report on Form 10-K, our warrants issued from past financings are required to be recorded as a derivative liability and not as equity.   Each reporting period we record increases and decreases in the estimated fair value of the warrants based on fluctuations in the price of our common stock, which trades on the over the counter market.  When our stock price increases, it creates a larger liability resulting in other losses, while decreases in our stock price cause the liability to decrease resulting in other income.  During 2010 our stock price decreased significantly.

In addition, for the year ended December 31, 2010, the Company reported a gain of $893 thousand resulting from the extinguishment of a $1.4 million convertible debenture liability owed to Ault Glazer Capital Partners, in exchange for issuing 500,000 shares of our common stock and certain other agreements (see earlier section on “Business—Legal Proceedings”).  Also during the year ended December 31, 2010 the Company recorded an impairment change of 667 thousand reducing the carrying value of our Alacra investment. During the year ended December 31, 2009, our other expense included $588 thousand of amortization of debt discount expense and a $538 thousand loss on the extinguishment of debt, both relating the December 2009 payment in full of senior secured notes issued in January 2009.  Because the Company repaid the notes in full, we had to accelerate the amortization of the remaining debt discount originally recorded in January 2009 when the related notes and warrants were first issued.

Net income (loss)

For the year ended 2010, we had net income of $1.8 million as compared to a net loss of $17.6 million reported for the year ended 2009, representing an improvement of $19.4 million.  The primary contributors of this improvement in 2010 net income as compared to 2009 were increased operating income of $8.6 million from the improved gross profit largely due to the significant Forward Order revenue and lower operating expenses described above, the favorable change during the year in the fair value of our warrant derivative liability of $2.7 million, the $893 thousand gain on the extinguishment of debt this year compared to a $538 thousand loss on extinguishment of debt realized last year (resulting in $1.4 million of 2010’s net income improvement), and an increase in our tax benefit between years of $679 thousand.

Financial Condition, Liquidity and Capital Resources

Cashflow and Net Working Capital

We had cash and cash equivalents of $1.9 million as of December 31, 2010, as compared to $3.4 million as of December 31, 2009.  Total current assets at December 31, 2010 and December 31, 2009 were $4.1 million and $5.1 million, respectively.   Total current liabilities at the same year end dates were $6.0 million and $16.5 million, respectively.  Therefore the Company had negative working capital of $1.9 million as of December 31, 2010, which was a $9.5 million improvement from the negative working capital balance of $11.4 million reported as of December 31, 2009.  The biggest difference in our working capital balances between years related to our deferred revenue liability with Cardinal Health of approximately $1.5 million as of December 31, 2010, compared to $8.1 million as of December 31, 2009.  These deferred revenue liability balances mostly reflect the Forward Order inventory the Company owed to Cardinal Health from their November 2009 prepayment to the Company for their Forward Order inventory purchase (which is discussed further in the section entitled “Business—Cardinal Health – Exclusive U.S. Distributor”).  At December 31, 2010, our deferred revenue liability balance of $1.5 million mostly represents $1.1 million of Forward Order inventory the Company still owed to Cardinal Health at year end 2010, while the year end 2009 liability balance of $8.1 million reflected the initial $8.0 million Cardinal Health advanced the Company in November 2009 to set up the deferred revenue liability for future purchases of Forward Order inventory (aside from Forward Order inventory, the deferred revenue balances with Cardinal Health relate to our cost sharing arrangement with them on scanners).  This liability was reduced throughout 2010 as we shipped a total of $8.9 million of Forward Order product to Cardinal Health, reducing our deferred revenue by $6.9 million.  In addition, our manufacturer, A Plus also shipped $2.0 million of Forward Order inventory directly to Cardinal Health during 2010 as well, reducing their $2 million deferred revenue liability relating to Cardinal Health’s $2.0 million advance payment to A Plus for Forward Order inventory (see “—Factors Affecting Future Results—Cardinal Forward Order”).  Total shipments to Cardinal Health of Forward Order inventory during 2010 was $8.9 million ($6.9 million from the Company and $2.0 million from A Plus), recorded as Forward Order revenue.   The other significant change in working capital during 2010 was with our warrant derivative liability, which went from $3.7 million on December 31, 2009 down to $992 thousand as of December 2010, a reduction of $2.7 million reflecting the lower market pricing of our common stock during the year (see “— Total other income (expense)”).

Common Stock Private Placement Financing on March 2011

Subsequent to the period covered by this annual report, on March 29 and 30, 2011, the Company closed on a private placement financing raising $7.1 million in gross proceeds through the issuance of 9.48 million shares of the Company’s $0.33 par value common stock at a selling price of $0.75 per share.  The proceeds from the offering will be used for general corporate purposes, including paying down existing company liabilities and to invest in new initiatives to increase market penetration of our Safety-Sponge® System to hospitals throughout the U.S. and world-wide (see Note 21 to the consolidated financial statements in this annual report on Form 10-K).

Liquidity and Capital Resources

Historically the primary source our cash was from the sale of equity and debt securities.  As a direct result of the continued growth of the number of hospitals using our products and the associated increase in our revenues, combined with the successful implementation of a comprehensive restructuring initiative in the third quarter of 2010, we expect that an increasing source of cash for us will be from operations.

We believe our cash and cash equivalents on hand as of December 31, 2010, combined with the net proceeds from the $7.1 million Common Stock Private Placement Financing in March of 2011, along with our expected future cash flows from operations during 2011, are sufficient to fund our currently projected cash requirements, including funding planned sales growth, shipping the final Forward Order inventory to Cardinal Health and other identified needs for at least the next 12 months.

Operating activities

The Company generated negative cash flow from operations of $4.9 million for the year ended 2010, as compared to $3.1 million of positive cash flow from operations for the year ended December 31, 2009.   Key reasons causing this $8.0 million negative change in cash flow from operations between years were: i) net income changed by a positive $19.3 million when comparing net income of $1.8 million for the year ended 2010 to the net loss of $17.5 million for 2009, ii) the non-cash adjustments reflected $0 warrants being issued in 2010 as compared to $3.8 million of warrants being issued during 2009 causing a negative $3.8 million change in cash flow between years, iii) the change in fair value of warrant derivative liabilities changed by a negative $8.2 million given it was a use of cash of $2.7 million in 2010 but was a source of cash of $5.6 million in 2009, and iv) the deferred revenue current liability balance decreased by $14.7 million between years given it was a source of $8.1 million of cash in 2009 but was a negative use of cash of $6.6 million during 2010.

Investing activities

The Company used $868 thousand and $411 thousand of net cash in investing activities for the years ended December 31, 2010, and 2009 respectively, primarily for the purchase of scanners and related hardware used in our Safety Sponge® Systems.

Financing activities:

Series B Convertible Preferred Stock Offering

As discussed in the “13D Event and Subsequent Restructuring” section above in this annual report on Form 10K, on June 24, 2010 the Company issued 60,500 shares of $1 par value, $100 stated value Series B preferred convertible shares (a small amount of such shares were issued subsequently on December 6, 2010).

2009 Financing

During 2009, the Company generated $456 thousand of net cash from financing activities during the year ended December 31, 2009, primarily from the issuance of common stock and warrants, offset by the December 2009 repayment of a significant amount of our outstanding indebtedness, as described in the “Description of Indebtedness” section below.

Description of Indebtedness

At December 31, 2010, we had no debt outstanding.   As discussed below, we settled our only indebtedness of $1.4 million pertaining to the Ault Glazer Capital Partners LLC in December 2010, and $3.2 million of other debt held by the Company was paid down during 2009.

Ault Glazer Capital Partners, LLC

In December 2010, Ault Glazer Capital Partners filed a lawsuit naming the Company along with a number of other third parties regarding the Note Documents described above in “Business—Legal Proceeding”.  As discussed in the Legal Proceeding section of this annual report on Form 10K, the Company reached agreement with AGCP in December 2010.

December 2009 Debt Reduction

In December 2009, following receipt of the $8.0 million payment from Cardinal Health in connection with its $10.0 million  advance Forward Order (see “Factors Affecting Future Results—Cardinal Health Supply Agreement” above), management used approximately $3.4 million to repay in full the principal and related accrued interest on: i) the senior secured notes issued in January 2009, and ii) the two outstanding promissory notes issued in favor of the Herbert Langsam Irrevocable Trust and a discount convertible debenture issued to David Spiegel.  During the year ended December 31, 2009, the Company incurred interest expense of $219 thousand on the senior secured notes, $69 thousand on the Langsam promissory notes, and $15 thousand on the Spiegel debenture.

Investments

At December 31, 2010 and 2009, we had an investment in preferred stock of Alacra Corporation, with a carrying value of $0 and $667 thousand, respectively, which represented 0.0% and 5.8% of our total assets at December 31, 2010 and 2009, respectively.  In December 2007, the Company received proceeds of $333 thousand from Alacra for the redemption of one-third of our initial $1 million investment.  In accordance with the terms of our investment, we have exercised our right to put back our remaining preferred stock to Alacra, and based on discussions with Alacra management, we were anticipating redemption and payment of funds in the fourth quarters of 2009 and 2010, respectively.  There is no readily determinable fair market value of this Alacra preferred stock, so we account for this investment under the cost method. We have determined that the investment was fully impaired during the fourth quarter of 2010, and as such, we recorded a non-cash other-than-temporary impairment charge of $667 thousand after the value of this security significantly declined as Alacra management failed to make any redemption payments for the last three years and has provided no reasonable assurances as to their ability or plans on doing so in the future.  Management plans to pursue all legal remedies available to it in order to obtain performance from Alacra of its redemption obligations of our Alacra preferred stock.   For additional information relating to this investment, see “Business - Investments” and Note 8 to our consolidated financial statements in this annual report on Form 10-K.

Sources of Revenues and Expenses

Revenues

Revenue related to surgical products is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, when collectability is reasonably assured and when risk of loss transfers, usually when products are shipped. Advanced payments are classified as deferred revenue and recognized as product is shipped to the customer. When the company receives any reimbursement related to hardware implementations, hardware revenue is recognized on a straight-line basis over the life of the customer contract, while the cost of the hardware equipment is carried in hardware equipment within property, plant and equipment and depreciated over its estimated useful life.  Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  Revenue is recorded net of any discounts or trade-in allowances given to the buyer.

Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of revenue as incurred.  Revenue is reduced for any discounts or trade in allowances given to the buyer

Cost of revenues

Our cost of revenues consists primarily of our direct product costs for surgical sponges and towels from our exclusive third-party manufacturer, A Plus.  We also include a reserve expense for obsolete and slow moving inventory in the cost of revenues.  In addition, when we provide scanners and other related hardware to hospitals for their use at no cost (rather than sell these), we include only the depreciation expense of the scanners in cost of revenues over the three year estimated useful life of the scanners.  In rare cases where we sell the scanners to hospitals, our cost of revenue includes the full product cost when shipped.

Research and development expenses

Our research and development expenses consist of costs associated with the design, development, testing and enhancement of our products.  These expenses in 2010 are almost entirely consultant related expenses for fees paid to external service providers supporting our product development programs, and in 2009 these expenses included a combination of consultant related expenses and salary and related employee benefit costs for a full time employee.

Sales and marketing expenses

Our sales and marketing expenses consist primarily of salaries and related employee benefits, sales commissions and support costs for our sales employees, along with travel, education, trade show, professional service fees for use of outside consultants and various marketing costs, including the use of nurse and technical consultants to support our new customer implementations and client training.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and related employee benefits for corporate and support employees, professional service fees, expenses related to being a public entity, and depreciation and amortization expense.

Total other income (expense)

Our total other income (expense) primarily reflects changes in the fair value of warrants classified as derivative liabilities.  Under applicable accounting rules (discussed below under “—Critical Accounting Policies—Warrant Derivative Liability”), we are required to make estimates of the fair value of our warrants each reporting period, and to record the change in fair value each period in our statement of operations.  As a result, changes in our stock price from period to period result in other income (when our stock price decreases) or other expense (when our stock price increases) in our income statement.  Other significant items recorded as other income (expense) in 2010 include recording a gain on the extinguishment of debt related to Ault Glazer Capital Partners (see Item 3., Legal Proceedings) along with an impairment charge recorded for the write down of our investment in Alacra, as described in the Note 8 to our consolidated financial statements in this annual report on Form 10-K.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in the financial statements.  Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates.  For additional information relating to these and other accounting policies, see Note 3 to our consolidated financial statements in this annual report on Form 10-K.

Revenue Recognition

Revenue related to surgical products is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, when collectability is reasonably assured and when risk of loss transfers, usually when products are shipped. Advanced payments are classified as deferred revenue and recognized as product is shipped to the customer. Reimbursements related to scanners and related equipment provided to hospitals are recognized on a straight-line basis over the expected term life of the related customer contract, while the cost of the scanners and related equipment is carried in hardware equipment within property, plant and equipment and depreciated as a component of cost of sales over its estimated useful life.  Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of revenue as incurred.  Revenue is recorded net of any discounts or rebates given to the buyer.

Warrant Derivative Liability

Under applicable accounting guidance, an evaluation of outstanding warrants is made to determine whether warrants issued are required to be classified as either equity or a liability.  Because certain warrants were issued in connection with past financings that contain certain provisions that may result in an adjustment to their exercise price, we classify these warrants as derivative liabilities, and accordingly, we are then required to estimate the fair value of these warrants, at the end of each quarterly reporting period.  We use a binomial lattice option-price model to estimate such fair value, which requires the use of numerous assumptions, including, among others, expected life (turnover), volatility of the underlying equity security, a risk-free interest rate and expected dividends.

Goodwill

Our goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of SurgiCount Medical, Inc., which was acquired in February 2005. We review our goodwill for impairment at least annually in the fourth quarter, as well as whenever events or changes in circumstances indicate that its carrying value may be impaired.  We are required to perform a two-step impairment test on goodwill.  In the first step, we will compare the fair value to its carrying value.  If the fair value exceeds the carrying value, the goodwill is not considered impaired and we are not required to perform further testing.  However, if the carrying value exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of our goodwill and record an impairment loss equal to the difference.  Determining the implied fair value involves the use of significant estimates and assumptions.  These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables.  We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  Actual future results may differ from those estimates.  To the extent additional events or changes in our circumstances occur, we may conclude that a non-cash goodwill impairment charge against earnings is required, which could be material and could have an adverse effect on our financial condition and results of operations.

Stock-Based Compensation

We recognize compensation expense in an amount equal to the estimated grant date fair value of each option grant, or stock award over the estimated period of service and vesting.  This estimation of the fair value of each stock-based grant or issuance on the date of grant involves numerous assumptions by management.  Although we calculate the fair value under the Black Scholes option pricing model, which is a standard option pricing model, the model still requires the use of numerous assumptions, including, among other things, the expected life (turnover), volatility of the underlying equity security, a risk free interest rate and expected dividends.  The model and assumptions used also attempt to account for changing employee behavior when the stock price changes, and capture the observed pattern of increasing rates of exercise as the stock price increases.  The use of different values by management in connection with assumptions used in the Black Scholes option pricing model could produce substantially different results.

Impairment of Long-Lived Assets

Our management reviews our long-lived assets with finite useful lives for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  We recognize an impairment loss when the sum of the future undiscounted net cash flows expected to be realized from the asset is less than its carrying amount.  If an asset is considered to be impaired, the impairment charge to be recognized is measured by the amount of difference between the recorded carrying value of the asset versus its fair value.  Considerable judgment is necessary to estimate the fair value of the assets and accordingly, actual results can vary significantly from such estimates.  Our most significant estimate and judgment used when measuring whether there is an impairment to our long-lived assets includes the timing and amount of projected future cash flows.

Accounting for Income Taxes

Deferred income taxes result primarily from temporary differences between financial and tax reporting.  Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates.  Future tax benefits are subject to a valuation allowance when management is unable to conclude that our deferred tax assets will more-likely-than-not be realized in future results of operations.  Our estimate for the valuation allowance for deferred tax assets requires management to make significant estimates and judgments about projected future operating results.  If actual results differ from these projections or if management’s expectations of future results change, it may be necessary to adjust the valuation allowance.

Since January 1, 2007, we have measured and recorded uncertain tax positions in accordance with accounting guidance as codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes (formerly FIN 48) that took effect on such date that prescribe a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Accordingly, we now only recognize (and continue to recognize) tax positions meeting the more-likely-than-not recognition threshold (or that met such a threshold on the effective date).  Accounting for uncertainties in income tax positions involves significant judgments by management.  If actual results differ from management’s estimates, we may need to adjust the provision for income taxes in both the current and prior periods.

Recent Accounting Pronouncements

In January 2010, the FASB released Accounting Standards Update (“ASU”) No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement. The update requires the Company to (a) disclose significant transfers in and out of Levels One and Two, in addition to transfers in and out of Level Three and (b) separately disclose purchases, sales, issuances, and settlements of our Level Three securities. Additionally, ASU 2010-06 clarifies the information we currently disclose regarding our valuation techniques, inputs used in those valuation models, and the level of detail at which fair value disclosures should be provided. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation of the Level Three activity, which is effective for interim and annual periods beginning after December 15, 2010.  The Company adopted the applicable provisions of ASU 2010-06 as of January 1, 2010 with no material impact on its consolidated financial statements. The Company does not expect that its adoption of the remaining provisions of ASU 2010-06 in the first quarter of 2011 will have a material impact on its consolidated financial statements.  See Note 14 of our consolidated financial statements in this annual report on Form 10K for discussion of fair value measurements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued but eliminates the required disclosure of the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance and its adoption did not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB released Accounting Standards Update 2010-28 (“ASU 2010-28”), Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010.  ASU 2010-28 is not expected to materially impact the Company’s consolidated financial statements.

Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies, comprehensive income and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a Smaller Reporting Company as defined by Rule 12b-2 of the Exchange Act and in item 10(f)(1) of Regulation S-K, we are electing scaled reporting obligations and therefore are not required to provide the information requested by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PATIENT SAFETY TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Patient Safety Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Patient Safety Technologies, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patient Safety Technologies, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2009, the Company changed the way certain financial instruments that are settled in the Company’s common stock are accounted for.

/s/SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

San Diego, California
April 14, 2011

PATIENT SAFETY TECHNOLOGIES, INC.

Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$1,896,034	$3,446,726
Restricted cash	223,630	—
Accounts receivable	772,381	906,136
Inventory, net	1,110,832	565,823
Prepaid expenses	104,628	207,598
Total current assets	4,107,505	5,126,283

Property and equipment, net	979,833	744,646
Goodwill	1,832,027	1,832,027
Patents, net	2,789,083	3,114,025
Long-term investment	—	666,667
Other assets	39,038	43,246
Total assets	$9,747,486	$11,526,894

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$2,605,669	$2,043,166
Accrued liabilities	942,472	1,242,876
Convertible note payable	—	1,424,558
Capital lease-current portion	—	19,330
Warrant derivative liability	991,682	3,666,336
Deferred revenue	1,477,720	8,099,144
Total current liabilities	6,017,543	16,495,410

Capital lease, less current portion	—	58,274
Deferred tax liability	—	805,768
Total liabilities	6,017,543	17,359,452

Commitments and contingencies (Note 19)

Stockholders’ equity (deficit)
Series A preferred stock, $1.00 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding at December 31, 2010 and December 31, 2009;
(Liquidation preference of $1.1 million at December 31, 2010 and December 31, 2009)	10,950	10,950
Series B convertible preferred stock, $1.00 par value, cumulative 7% dividend:
150,000 shares authorized; 61,589 issued and outstanding at December 31, 2010 and 0 issued and outstanding at December 31, 2009;
(Liquidation preference of $6.2 million at December 31, 2010 and $0 at December 31, 2009)	61,589	—
Common stock, $0.33 par value: 100,000,000 shares authorized;
23,956,063 shares issued and outstanding at December 31, 2010 and 23,456,063 shares issued and outstanding at December 31, 2009	7,905,501	7,740,501
Additional paid-in capital	52,356,930	44,834,321
Accumulated deficit	(56,605,027)	(58,418,330)
Total stockholders’ equity (deficit)	3,729,943	(5,832,558)
Total liabilities and stockholders’ equity (deficit)	$9,747,486	$11,526,894

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2010	2009

Revenues	$14,797,013	$4,503,535
Cost of revenue	7,334,125	2,703,931
Gross profit	7,462,888	1,799,604

Operating expenses:
Research and development	186,089	321,116
Sales and marketing	2,865,652	1,926,580
General and administrative	6,595,815	10,357,021
Total operating expenses	9,647,556	12,604,717

Operating loss	(2,184,668)	(10,805,113)

Other income (expense)
Gain (loss) on extinguishment of debt	893,003	(537,919)
Interest expense	(7,405)	(383,485)
Gain (loss) on change in fair value of warrant derivative liability	2,674,654	(5,564,125)
Loss on impairment of long-term investment	(666,667)	—
Accretion of debt discount	—	(588,374)
Gain on warrant exchange	—	164,226
Other income	433,989	5,138
Total other income (expense)	3,327,574	(6,904,539)

Income (loss) before income taxes	1,142,906	(17,709,652)
Income tax benefit	857,122	178,397
Net income (loss)	2,000,028	(17,531,255)
Preferred dividends	(186,725)	(76,650)
Net income (loss) applicable to common shareholders	$1,813,303	$(17,607,905)

Income (loss) per common share
Basic	$0.08	(0.90)
Diluted	$0.06	(0.90)
Weighted average common shares outstanding:

Basic	23,472,730	19,537,938
Diluted	30,768,576	19,537,938

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Series A Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid – In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

BALANCES, December 31, 2008	10,950	$10,950	—	$—	17,197,511	$5,675,298	$36,033,542	$(41,690,548)	$29,242

Series A Preferred dividend	—	—	—	—	—	—	—	(76,650)	(76,650)
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(1,582,843)	875,123	(707,720)
Debt discount related to warrants issued in connection with January debt financing	—	—	—	—	—	—	1,311,311	—	1,311,311
Issuance of warrants	—	—	—	—	—	—	3,752,075	—	3,752,075
Warrants reclassified from equity to liability	—	—	—	—	—	—	(3,532,780)	—	(3,532,780)
Warrant exchange	—	—	—	—	5,965,495	1,968,494	5,254,640	5,000	7,228,134
Warrants reclassified from liability to equity	—	—	—	—	—	—	2,152,940	—	2,152,940
Extinguishment of related party debt discount	—	—	—	—	—	—	(245,571)	—	(245,571)
Stock-based compensation – Stock options	—	—	—	—	—	—	1,279,216	—	1,279,216
Stock-based compensation – Warrants	—	—	—	—	—	—	195,416	—	195,416
Common stock issued in connection with exercise of stock options	—	—	—	—	21,868	7,217	20,119	—	27,336
Common stock issued in connection with conversion of debt	—	—	—	—	246,189	81,242	177,256	—	258,498
Common stock issued to extend debt maturity	—	—	—	—	25,000	8,250	19,000	—	27,250
Net loss	—	—	—	—	—	—	—	(17,531,255)	(17,531,255)

BALANCES, December 31, 2009	10,950	$10,950	—	—	23,456,063	$7,740,501	$44,834,321	$(58,418,330)	$(5,832,558)
Series A Preferred Stock Dividends	—	—	—	—	—	—	—	(76,707)	(76,707)
Series B Convertible Preferred Stock Dividends	—	—	1,089	1,089	—	—	108,511	(110,018)	(418)
Issuance of convertible preferred stock, net of transaction costs	—	—	60,500	60,500	—	—	5,509,560	—	5,570,060
Common stock issued in connection with extinguishment of debt	—	—	—	—	500,000	165,000	235,000	—	400,000
Stock-based compensation – Stock options	—	—	—	—	—	—	1,598,976	—	1,598,976
Stock-based compensation – Warrants	—	—	—	—	—	—	70,562	—	70,562
Net loss	—	—	—	—	—	—	—	2,000,028	2,000,028
BALANCES, December 31, 2010	10,950	$10,950	61,589	$61,589	23,956,063	$7,905,501	$52,356,930	$(56,605,027)	$3,729,943

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the Years Ending December 31,
	2010	2009
Operating activities:
Net income (loss)	$2,000,028	$(17,531,255)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	566,855	366,755
Amortization of patents	324,941	324,941
Accretion of debt discount	—	588,374
Issuance of common stock for extension of note term	—	27,250
Issuance of warrants	—	3,752,075
Provision for obsolete inventory	—	168,996
Loss on abandonment of office lease	151,971	—
Loss on write off of fixed assets	—	55,233
Loss on capital lease write-off	3,915	—
Loss on impairment of long-term investment	666,667	—
Write-off of notes receivable	—	121,064
Gain on contingent tax liability	(427,700)	—
Gain on warrant exchange	—	(164,226)
(Gain) loss on extinguishment of debt	(893,003)	537,919
Stock-based compensation – stock options and warrants	1,669,538	1,474,632
Change in fair value of warrant derivative liability	(2,674,654)	5,564,125
Write off of restricted certificate of deposit	—	93,630
Write off of security deposit	—	9,080
Changes in operating assets and liabilities:
Accounts receivable	133,754	(487,611)
Inventories	(545,010)	(585,679)
Prepaid expenses	(131)	(20,047)
Other assets	4,209	(14,844)
Accounts payable	1,562,503	1,133,836
Accrued liabilities	(53,061)	(171,122)
Deferred revenue	(6,621,424)	8,099,144
Deferred tax liability	(805,769)	(236,632)
Net cash (used in) provided by operating activities	(4,936,371)	3,105,638

Investing activities:
Purchase of property and equipment	(868,033)	(411,388)
Net cash used in investing activities	(868,033)	(411,388)

Financing activities:
Proceeds from issuance of convertible preferred stock	5,050,000	2,000,000
Payments for stock issuance costs	(479,940)	—
Proceeds from issuance of common stock in connection with warrant exchange	—	1,706,143
Principal payments on notes payable	—	(3,181,376)
Proceeds from exercise of stock options	—	27,336
Change in restricted cash	(223,630)	—
Capital lease obligation	(15,593)	—
Payments of Convertible Preferred Stock Series B Dividends	(418)	(95,812)
Payments of Preferred Stock Series A Dividends	(76,707)	—
Net cash provided by financing activities	4,253,712	456,291

Net (decrease) increase in cash and cash equivalents	(1,550,692)	3,150,541
Cash and cash equivalents at beginning of period	3,446,726	296,185
Cash and cash equivalents at end of period	$1,896,034	$3,446,726

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$110,000
Cash paid during the period for taxes	$3,712	$9,799
Non cash investing and financing activities:
Issuance of convertible preferred stock series B for account payable	$1,000,000	$—
Payment of Series B preferred dividends in shares	$109,600	$—
Issuance of common stock for extinguishment of debt	$400,000	—
Reduction of fixed assets based on write-off of capital lease	$62,048	—
Dividends accrued	$—	$76,650
Reclassification of accrued interest to notes payable	$—	$227,673
Debt discount recorded in connection with issuance of notes payable	$—	$1,311,311
Reclassification of warrant equities to derivative liability	$—	$(4,240,500)
Reclassification of warrant derivative liability to equity	$—	$2,152,940
Issuance of common stock in payment of notes payable and accrued interest	$—	$211,722
Issuance of common stock in connection with warrant exchange	$—	$(5,752,227)
Reclassification of related party unamortized debt discount	$—	$(245,571)
Acquisition of fixed assets pursuant to capital lease	$—	$77,604

The accompanying notes are an integral part of these consolidated financial statements.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Patient Safety Technologies, Inc. (the "Company") is a Delaware corporation. The Company’s operations are conducted through its wholly-owned operating subsidiary, SurgiCount Medical, Inc. ( “SurgiCount” ), a California corporation.

The Company’s operating focus is the development, marketing and sales of products and services focused in the medical patient safety markets.  The SurgiCount Safety-Sponge TM System is a patented system of bar-coded surgical sponges, SurgiCounter™ scanners, and software applications integrated to form a comprehensive counting and documentation system.  This system is designed to reduce the number of retained surgical sponges unintentionally left inside of patients during surgical procedures by allowing faster and more accurate counting of surgical sponges.

2. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2010, the Company has an accumulated deficit of $56.6 million a working capital deficit of $1.9 million and cash and cash equivalents of $1.9 million.  For the year ended December 31, 2010, the Company had a net operating loss of $2.2 million and generated negative cash flow from operating activities of $4.9 million. As described more fully in Note 21, on March 29, 2010 the Company closed a private placement receiving proceeds of approximately $7.1 million, net of offering costs.

Management believes our cash and cash equivalents on hand as of December 31, 2010, combined with the net proceeds from the $7.1 million Common Stock Private Placement Financing in March of 2011 are sufficient to fund our currently projected cash requirements, including funding planned sales growth, shipping the final Forward Order inventory to Cardinal Health and other identified needs for at least the next 12 months.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements for 2010 include the accounts of the Company and its wholly owned subsidiary Surgicount Medical, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Cumulative Effect of Changes in Accounting Principles

On January 1, 2009, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40,  Derivatives and Hedging – Contracts in Entity’ Own Equity  (“ASC 815-40”).  In accordance with ASC 815-40, the cumulative effect of the change in accounting principle recorded by the Company in connection with certain warrants to acquire shares of the Company’s common stock (see Note 12), was recognized by the Company as an adjustment to the opening balances of accumulated deficit, additional paid in capital and warrant liability based the difference between amounts recognized in the statement of financial position before and after the initial application of this guidance as summarized in the following table:

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

	As reported on December 31, 2008	As adjusted on January 1, 2009	Effect of change in accounting principle
Warrant liability	$1,761,878	$2,469,598	$707,720
Additional paid in capital	$36,033,542	$34,450,699	$(1,582,843)
Accumulated deficit	$(41,690,548)	$(40,815,425)	$875,123

Use of Estimates

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  These estimates and assumptions include, but are not limited to, assessing the following: the valuation of accounts receivable and inventory,  valuation of  investments, estimated useful lives of long lived assets, impairment of goodwill and other intangible assets, stock-based compensation, fair value of derivative liabilities, valuation allowance related to deferred tax assets, warranty obligations, provisions for returns and allowances and the determination of assurance of the collection of revenue arrangements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2010 presentation.  These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Revenue Recognition

Revenue related to surgical products is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, when collectability is reasonably assured and when risk of loss transfers, usually when products are shipped. Advanced payments are classified as deferred revenue and recognized as product is shipped to the customer. Reimbursements related to scanners and related equipment provided to hospitals are recognized on a straight-line basis over the expected term of the related customer contract, while the cost of the scanners and related equipment is carried in hardware equipment within property, plant and equipment and depreciated as a component of cost of sales over its estimated useful life. Generally, the expected term of the customer contracts and the estimated useful life of the scanners are both 3 years.  Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  Revenue is recorded net of any rebates given to the buyer.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of revenue as incurred.

Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these financial instruments. Convertible note payable arrangements were based on borrowing rates currently available to the Company for loans with similar terms and maturities, and were reported at their carrying values, which the Company believes approximates fair value.   Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period earnings (loss) in other income (expense) (See Note 14).

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with original maturities of three months or less.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Concentration of Credit Risk

From time to time, the Company maintains its cash balances in accounts at a financial institution that exceed the Federal Deposit Insurance Corporation coverage.  The Company has not experienced any losses in such accounts.

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.  Historically, the Company has incurred minimal credit losses on extended credits.  An allowance for bad debts has not been recorded and is not considered necessary due to the nature of the Company's customer base and the lack of historical write offs.  If customer payment timeframes were to deteriorate,  allowances for doubtful accounts would be required.

Inventories

Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis.  The FIFO cost for all inventories approximates replacement cost.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is amortized straight-line over the estimated useful lives of 3 to 5 years. Upon retirement or disposition of equipment, the related cost and accumulated depreciation or amortization is removed and a gain or loss is recorded, as applicable.

Patents

Patents are initially measured based on their fair values.  Patents are being amortized over their estimated useful lives.

Impairment of Long Lived Assets and Intangible Assets with Finite Lives

Property and equipment and intangible assets with finite lives are amortized using the straight line method over their estimated useful lives.  These assets are assessed for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Conditions that would indicate impairment and trigger an assessment include, but are not limited to, a significant adverse change in the legal factors or business climate that could affect the value of an asset, an adverse action or assessment by a regulator or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.  If, upon assessment, the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value of the asset.  As of December 31, 2010 and 2009 there was no impairment recorded.

Impairment of Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of the reporting unit goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during 2010 and 2009 resulted in no impairment losses.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Long-Term Investment

The Company maintains an investment in non-marketable shares of preferred stock in a privately held company, Alacra Corporation (“Alacra”) that is reported using the cost method. Under the cost method, the Company does not record its proportional share of earnings and losses of the investee, and income on the investment is only recorded to the extent of dividends distributed from earnings of the investee received subsequent to the date of acquisition.

The Company reviews the carrying value of its cost-method investment for impairment each reporting period, and more frequently when economic conditions warrant such evaluation, in which the Company determines if  any impairment indicators are present, and an impairment charge is recorded for the amount, if any, that the carrying value of the investment exceeds it fair value, and if it is determined that such impairment is other-than-temporary pursuant to ASC 320 Investments – Debt and Equity Securities. Any recorded impairment write-down will be included in earnings as a realized loss in the period such write-down occurs. During 2010, the Company recorded an impairment charge relating to this investment (See Note 8).

Research and Development

Research and development costs are expensed in the period incurred.  Research and development expenses for the years ended December 31, 2010 and 2009 were $186 thousand and $321 thousand respectively.

Advertising

Advertising costs are expensed in the period incurred and reported under sales and marketing expenses. The Company recorded $83 thousand and $33 thousand in advertising costs during the years ended December 31, 2010 and 2009, respectively.

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

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Derivative Financial Instruments

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including an embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants, Outstanding warrants are evaluated each reporting period pursuant to guidance codified in ASC 815-40, Derivatives and Hedging, to determine whether they are required to be classified as derivative instrument liabilities, rather than as equity.   If the classification required under ASC 815-40 changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification.  There is no limit on the number of times an instrument may be reclassified.  In the event that this evaluation results in a partial reclassification, the Company’s policy is to first reclassify warrants with the latest date of issuance (See Notes 13 and 14).

Derivative instruments are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as charges or credits to income (expense).  When the convertible debt or equity instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds allocated to the convertible host instruments are first allocated to the fair value of all the bifurcated derivative instruments.  The remaining proceeds, if any, are then allocated to the convertible instruments themselves, usually resulting in those instruments being recorded at a discount from their face amount.

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

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Net Income (Loss) per Common Share

Income (loss) per common share is determined by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding. The Company complies with FASB ASC 260-10 Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations. Basic income (loss) per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Years Ended December 31,
	2010	2009
Basic
Income (loss) available to common stockholders	$1,813,303	$(17,607,905)
Weighted average common shares outstanding	23,472,730	19,537,938
Income (loss) per common share	$0.08	$(0.90)

Diluted
Income (loss) available to common stockholders	$1,813,303	$(17,607,905)
Weighted average common shares outstanding	23,472,730	19,537,938
Assumed issuance of restricted stock	75,000	—
Assumed exercise of options	385,531	—
Assumed conversion of Series B preferred stock	4,267,629	—
Assumed exercise of warrants	2,567,686	—

Common and potential common shares	30,768,576	—
Income (loss) per common share	$0.06	$(0.90)

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were anti-dilutive	16,258,299	14,632,353

Registration Payment Arrangements

We account for contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement separately from any related financing transaction agreements, and any such contingent obligations are recognized only when it is determined that it is probable that we will become obligated for future payments and the amount, or range of amounts, of such future payments can be reasonably estimated (See Notes 12 and 21).

Legal and Other Contingencies

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business that are more fully described in Note 19. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements.  In legal matters for which management determines both that a loss is probable and has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded.  The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In January 2010, the FASB released Accounting Standards Update No. 2010-06 (“ASU 2010-06”), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement. The update requires the Company to (a) disclose significant transfers in and out of Levels One and Two, in addition to transfers in and out of Level Three and (b) separately disclose purchases, sales, issuances, and settlements of our Level Three securities. Additionally, ASU 2010-06 clarifies the information we currently disclose regarding our valuation techniques, inputs used in those valuation models, and the level of detail at which fair value disclosures should be provided. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation of the Level Three activity, which is effective for interim and annual periods beginning after December 15, 2010. The Company adopted ASU 2010-06 as of January 1, 2010 with no material impact on its consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”). ASU 2010-09 reiterates that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued but eliminates the required disclosure of the date through which subsequent events have been evaluated. The updated guidance was effective upon issuance and its adoption did not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB released Accounting Standards Update 2010-28 (“ASU 2010-28”), Intangibles-Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The update requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010. ASU 2010-28 is not expected to materially impact the Company’s consolidated financial statements.

Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies, comprehensive income and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

4. RESTRICTED CASH

Restricted cash at December 31, 2010 consists of $224 thousand of cash held in an escrow account pursuant to the Tax Escrow Agreement, which was established during the quarter ended June 30, 2010 in connection with the Convertible Preferred Stock financing transaction (see Note 12).  Cash held in the escrow account is invested in the escrow agent’s insured money market account and any income earned on such funds is added to the balance held in escrow.  In accordance with the terms of the Tax Escrow Agreement, funds held in the escrow account may be released to pay tax claims by federal or state taxing authorities, or in the event that the Company’s estimated contingent tax liability, as reflected in its periodic reporting on either Form 10-Q or 10-K, is reduced for reasons other than actual payment of tax claims, subject to compliance with specific provisions of the agreement.  For the year ending December 31, 2010, the initial contingent tax liability of $651 thousand was reduced by $427 thousand based on the expiration of the federal statute of limitations relating to certain 2006 income.  The Company anticipates the remaining $224 thousand balance of restricted cash will be released from the escrow account by the second quarter of 2011 based on the expiration of the federal statute of limitations relating to the tax year 2007.

5. INVENTORIES, net

Inventories consist of the following:

	December 31,	December 31,
	2010	2009
Finished goods	$1,279,829	$734,819
Reserve of obsolescence	(168,997)	(168,996)
Total inventory, net	$1,110,832	$565,823

6. PROPERTY AND EQUIPMENT, net

Property and equipment consists of the following:

	December 31,	December 31,
	2010	2009
Computer software and equipment	$1,100,003	$1,097,181
Furniture and equipment	57,143	298,333
Hardware for customer use	1,417,948	394,861
Property and equipment, gross	2,575,094	1,790,375
Less: accumulated depreciation	(1,595,261)	(1,045,729)
Property and equipment, net	$979,833	$744,646

Depreciation expense for the years ended December 31, 2010 and 2009 was $567 thousand and $367 thousand respectively. Based on the Company’s decision to close the Newtown, PA office during 2010, the Company wrote off the remaining capital lease of $66 thousand pertaining to office furniture acquired as part of the Newtown, PA sublease.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

7. GOODWILL AND PATENTS

The Company recorded goodwill in the amount of $1.7 million in connection with its acquisition of SurgiCount Medical, Inc. in February 2005.  During the year ended December 31, 2007, cumulative gross revenues of SurgiCount exceeded $1,000,000 and as such the Company issued 100,000 shares of common stock, valued at approximately $132 thousand to the SurgiCount founders, as contingent consideration, which was recorded as additional goodwill.  In addition, in connection with the SurgiCount acquisition, the Company recorded patents acquired that were valued at $4.7 million.

Patents, net, consist of the following:

	December 31, 2010	December 31, 2009
Patents	$4,684,576	$4,684,576
Accumulated amortization	(1,895,493)	(1,570,551)
	$2,789,083	$3,114,025

The patents are subject to amortization over their original estimated useful life of 14.4 years.  Amortization expense was $325 thousand for the years ended December 31, 2010 and 2009.  The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter:

2011	$324,941
2012	324,941
2013	324,941
2014	324,941
2015	324,941
Thereafter	1,164,378
Total	$2,789,083

8. LONG-TERM INVESTMENT

The long-term investment consists of the following:

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

	December 31, 2010	December 31, 2009
Alacra Corporation	$666,667	$666,667
Investment impairment	$(666,667)	—
	$—	$666,667

At December 31, 2010 and 2009, the Company had an investment in shares of Series F convertible preferred stock of Alacra, Inc. (“Alacra”), a global provider of business and financial information in New York, recorded at its cost of $667 thousand.  The Company has the right, to the extent that Alacra has legally  available  funds, to have the Series F convertible preferred stock redeemed by Alacra for face value plus accrued dividends beginning on December 31, 2006. During the year ended December 31, 2007, Alacra redeemed one-third of the Series F convertible preferred stock.

During the quarter ended December 31, 2010, the Company determined that impairment indicators were present due to Alacra’s continued inability/unwillingness to honor the Company’s redemption demands, despite Company enhanced efforts to exit this investment through the redemption process.  Based primarily on its inability to realize any value through the redemption process and the lack of willing buyers or a market to facilitate a sale of this investment, the Company recorded a non-cash other-than-temporary impairment charge of $667 thousand, which represented the full carrying value prior to the impairment, as the fair value of the investment as of December 31, 2010 was determined to be $0.  The Company intends to continue to seek to collect on this preferred stock through legally available means.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

9. CONVERTIBLE NOTE PAYABLE

Convertible note payable at December 31, 2010 and 2009 are comprised of the follow:

	2010	2009
Ault Glazer Capital Partners (“AGCP”)	$-	$1,424,558

As described in Note 19, during 2010 the Company entered into an agreement with AGCP pursuant to which the previously outstanding convertible note was fully satisfied through the issuance of 500,000 shares of the Company’s common stock to a creditor of AGCP.  In connection with this agreement, the Company recorded a gain on debt extinguishment of approximately $893 thousand as shown below:

Reacquisition price:
Fair value of common stock issued	$400,000
Other related costs	131,554
Total reacquisition price	531,554
Less: Carrying value of convertible note payable	1,424,558
Gain of debt extinguishment	$(893,004)

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

10. ACCRUED LIABILITIES

Accrued liabilities are comprised of the following:

	December 31, 2010	December 31, 2009
Accrued lease liability	$102,667	$7,547
Accrued dividends on Series A Preferred Stock	114,976	114,976
Accrued salaries	—	47,449
Accrued officer severance	169,716	—
Accrued director's fees	—	162,500
Contingent tax liability	223,523	740,726
Accrued commissions	—	13,200
Other	331,590	156,478
Total accrued liabilities	$942,472	$1,242,876

11. DEFERRED REVENUE

Deferred revenues consist of the following:

	December 31, 2010	December 31, 2009

Cardinal Health advance payment on purchase order	$1,079,434	$8,000,000
Scanner reimbursement revenue	398,286	99,144
Total	$1,477,720	$8,099,144

Cardinal Health advance payment on purchase order

In connection with the execution of the Supply and Distribution Agreement in November 2009, Cardinal Health issued a $10.0 million stocking purchase order for products used in our Safety-Sponge® System that called for deliveries of stocking inventory over a 12-month period (the “Forward Order”). Cardinal Health paid us $8.0 million as partial pre-payment of the Forward Order, and agreed to pay $2.0 million directly to A Plus, to pay for product when A Plus invoices the Company. Cardinal Health also agreed to place a second $5.0 million stocking purchase order prior at the end of the third quarter of 2010, based on whether the Company achieved certain conditions, including a minimum targeted customer sales threshold. Both Cardinal Health and the Company jointly agreed in late 2010 not to go forward with this second stocking purchase order. Cardinal Health also agreed to maintain normal ordering patterns and volumes for purchasing our Safety-Sponge® products throughout 2010 and not to use any of the inventory delivered under the Forward Order to meet immediate hospital demand. In late 2010 Cardinal Health requested to change the product mix of the Forward Order. The Company agreed to this change, however, because the products Cardinal Health requested were not immediately available, Cardinal agreed to take delivery of the remaining inventory on a modified schedule. As of December 31, 2010 we had delivered approximately $8.9 million ($6.9 million from the Company and $2.0 million from A Plus) of the Forward Order and we anticipate delivering the remaining $1.1 million of Forward Order inventory in the first half of 2011.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Scanner reimbursement revenue

Beginning with the third quarter of 2009, the Company began to provide its SurgiCounter™ scanners and related software to most hospitals at no cost when they adopt its Safety-Sponge® System.  Under the distribution agreement with Cardinal Health, Cardinal has agreed to reimburse the Company for a percentage of the scanner costs supplied to certain hospitals.  Payments received from Cardinal relating to scanner cost reimbursements are deferred, and recognized as revenue on a pro-rata basis over the life of the scanner (which approximates the term of the hospital purchase commitment).

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

The Company recorded $76 thousand in Series A Preferred Stock dividend for the years ended December 31, 2010 and 2009.  The Company had Series A Preferred Stock accrued dividends of $115 thousand and $115 thousand for the years ended December 31, 2010 and 2009, respectively.

Series B Preferred Stock

The Company issued 60,500 shares of $1 par value, $100 stated value Series B preferred convertible shares (“Series B Preferred”).  The buyers of the Series B Preferred shares were accredited investors under Rule 501(a) of Regulation D of the Securities Act of 1933, and included A Plus International, Inc.(“A Plus”) JMR Capital Ltd., and Catalysis Partners, LLC.  Wenchen (“Wayne”) Lin, a member of our Board of Directors (“Board”) is founder and significant beneficial owner of A Plus.  John Francis, a member of our Board, has voting and investment control over securities held by Francis Capital Management, LLC, which acts as the investment manager for Catalysis Partners, LLC.

The rights, preferences and privileges of the Series B Preferred are set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on the initial closing date of June 24, 2010 (the “Series B Certificate”) (500 of the 60,500 shares were issued on a subsequent closing date, on substantially the same terms, on December 6, 2010).  The Series B Certificate authorizes 150,000 shares of Series B Preferred, with a par value of $1.00 per share and a stated value per share of $100.  Holders of the Series B Preferred are entitled to receive quarterly cumulative dividends at a rate of 7.00% per annum, beginning on July 1, 2010.  All dividends due on or prior to December 31, 2011 are payable in kind in the form of additional shares of Series B Preferred, and all dividends payable after December 31, 2011 are payable solely in cash.  On November 15, 2010 the Company’s Board of Directors declared dividends on the Series B Preferred stock covering the period June 24, 2010 (the date of issuance) through to September 30, 2010, totaling $110 thousand. The dividend will be paid to the Series B Preferred shareholders during the quarter ended December 31, 2010 by issuing an additional 1,089 shares of Series B Preferred shares, valued at $100 per share, and cash of $0.41 thousand, reflecting fractional share amounts.

As long as shares of Series B Preferred are outstanding, we are restricted from making certain payments in respect of any of our junior and pari passu securities, except that we may pay dividends due and paid in the ordinary course on our Series A Convertible Preferred Stock when we are otherwise in compliance with our payment obligations to the holders of the Series B Preferred.

The Series B Preferred does not have voting rights except (i) as provided by Delaware law; (ii) upon the occurrence of the fifth anniversary of the issue date; or (iii) upon our failure to pay dividends for two consecutive quarters or three non-consecutive quarters.  Upon the occurrence of either event described in (ii) or (iii), the holders of the Series B Preferred are entitled to elect two additional directors to our board of directors and, within two business days, we must create a special committee of our board of directors consisting of up to three directors, of which two must be the two newly-elected additional directors, and promptly grant such special committee sole and exclusive authority and power to investigate, negotiate and consummate a sale of the Company or strategic alternative thereto.  The Series B Preferred are entitled to receive, prior and in preference to all other shares of our capital stock (with an exception noted below), upon liquidation, dissolution or winding up of the Company an amount per share equal to the greater of (i) the stated value of the Series B Preferred, plus accrued but unpaid dividends, or (ii) such amount per share as would have been payable had all shares of Series B Preferred been converted into our common stock immediately prior to such liquidation.  Notwithstanding the foregoing, the first $1,095,000 of distributable amounts in a liquidation shall first be paid to the holders of our Series A Convertible Preferred Stock.  Mergers, sales of substantially all assets and similar transactions are deemed to be liquidations for purposes of the liquidation preference.

The Series B Preferred is convertible at any time at the option of the holder into shares of our common stock at $.75 per share, subject to conventional adjustments for stock splits, stock combinations and the like.  We are subject to certain liquidated damages if we fail to timely honor our conversion obligations as set forth in the Series B Certificate.  The Series B Preferred is not redeemable either by the Company or by the holders.  However, shares of our Series B Preferred automatically convert into shares of our common stock at the $.75 conversion price if both of the following conditions are satisfied: (a) the daily volume weighted average price of our common stock is equal to or in excess of $1.50 per share for all trading days during any 6-month period and (b) the number of shares traded during such period averages at least 50,000 shares of common stock per trading day.  Also, the Series B Preferred automatically convert into shares of our common stock at the applicable conversion price if our operating income is positive for at least four consecutive fiscal quarters and our cumulative operating income during such four fiscal quarters is at least $5,000,000.

As contemplated by the Purchase Agreement, on the June 24, 2010  (the “Closing Date”) we also entered into a Registration Rights Agreement with the Buyers (the “Holders”), to provide for certain registration rights (the “Registration Rights Agreement”).  Pursuant to the Registration Rights Agreement, we agreed to file a registration statement to register the shares of common stock issued to the Holders upon conversion of the Series B Preferred Stock purchased by them in the Financing, as well as any other shares of common stock held by the Holders on the Closing Date, within 90 days, and have such registration statement declared effective within 150 days of the Closing Date.  In addition to the foregoing mandatory registration, we also granted the Holders demand and “piggyback” registration rights.  We have agreed to pay substantially all of the costs and expenses related to the filing of the registration statements and any underwritten public offering required pursuant to the Registration Rights Agreement.  The Holders have waived their registration rights, under this agreement, that required the Company to file a registration statement within 90 days of the Closing Date, and these registration rights have been replaced under the registration rights agreement entered into to in March 2011 as a part of our Private Placement Financing which amended and restated the Registration Right Agreement. (See Note 21). Accordingly, as of December 31, 2010 no liquidated damages have been accrued pursuant to the Registration Rights Agreement.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Common Stock

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

On July 29, 2009, the Company completed the first closing of a private placement of its common stock.  The shares were issued and sold to accredited investors who were holders of common stock warrants of the Company. The shares of common stock were issued at a per share price of $0.86, paid by cancellation of the common stock warrants held by these holders, and in some cases an additional cash contribution by the holders.  Holders not making cash investment tendered warrants to purchase 1,774,994 million shares of common stock and received 597,190 shares of the Company’s common stock.  Holders who elected to make cash investment tendered warrants to purchase 4,780,990 shares of common stock and $1.5 million in cash, and received 4,780,990 shares of the Company’s common stock.  The exchange resulted in a recognized net gain of $163 thousand for the year ended December 31, 2009.

On September 18, 2009, the Company completed the second and final closing of a private placement of its common stock.  The shares were issued and sold to accredited investors who were holders of common stock warrants of the Company.  The shares of common stock were issued at a per share price of $0.86, paid by cancellation of the common stock warrants held by these holders, and in some cases an additional cash contribution by the holders.  Holders not making cash investment tendered warrants to purchase 59,460 shares of common stock and received 20,383 shares of the Company’s common stock.  Holders who elected to make cash investment tendered warrants to purchase 566,571 shares of common stock and $194 thousand in cash, and received 567,571 shares of the Company’s common stock.  The exchange resulted in a recognized net gain of $849.

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

In December 2010, the Company entered into an agreement with convertible note holders and exchanged $1.4 million in principal and interest for 500,000 newly issued shares of the Company’s common stock at a price of $0.80 per share (see Note 9).

Please refer to Note 21 Subsequent Events for a description of  a common stock private placement transaction completed in March 2011.

Other Registration Payment Arrangements

In connection with private placements completed in May 2008 and August 2008 in which the Company raised aggregate gross proceeds of approximately $5.1 million through the issuance of approximately 4.1 million shares of our common stock and approximately 2.5  million warrants to purchase shares of our common stock, we granted registration rights to  the investors in these private placements (collectively, the “Investors”).  Under the agreements relating to the May 2008 and August 2008 offerings, the Company agreed to file registration statements to register the shares of the common stock and the shares of common stock underlying the warrants issued in these private placements within 6 months of each respective closing date, and that the registration statements needed to be effective within 120 days  from such filing date.  These agreements include provisions under which the Company would be liable for cash liquidated damages in an amount equal to 1.5% of each Investor’s respective aggregate purchase price for each month that elapses after such filing deadline or effectiveness deadline, as the case may be, plus interest at an annual rate of 12%.  There are no contractual limits on the maximum amount of liquidated damages the Company could be liable for under these agreements.

The Company failed to comply with the registration provisions of the 2008 agreements; however (I) the Company believes its has legal defenses, with respect to a significant portion of these liquidated damages, based on statutes that operate to limit liquidated damages and (II) obtained waivers from some of the Investors who were large purchasers in these private placements.  Based on waivers already received by the Company from these Investors, but without giving effect to any legal defenses, the Company estimates that its maximum exposure for damages under these agreements as of December 31, 2010 is approximately $500 thousand.  However, the Company does not believe that it is probable that losses will ever be incurred related to these liquidated damages, and therefore has not recorded any accrual as of December 31, 2010 relating to potential damages under these agreements.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

13. WARRANTS AND WARRANT DERIVATIVE LIABILITY

The following table summarizes warrants to purchase common stock activity for the two years ended December 31, 2010 and 2009:

	Amount	Range of Exercise Price
Warrants outstanding December 31, 2008	10,719,896	$1.25 - 6.05
Issued	5,996,326	$0.75 - 4.00
Cancelled/Expired	(8,651,244)	$0.75 - 5.95
Warrants outstanding December 31, 2009	8,064,978	$0.75 - 6.05
Issued	—	$-
Cancelled/Expired	(770,059)	$0.75 - 6.05
Warrants outstanding December 31, 2010	7,294,919	$0.75 - 4.50

At December 31, 2010, stock purchase warrants will expire as follows:

	# of Warrants	Range of Exercise Price
2011	2,134,752	$0.75 - 4.50	*
2012	818,000	$1.40 - 2.00	*
2013	1,946,959	$2.00
2014	1,890,000	$0.75 - 1.40	*
2015	505,208	$1.82 - 4.00

Total	7,294,919	$0.75 - 4.50

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2010 is 2.8 years.

* Included are certain warrants which contain antidilution rights if the Company grants or issues securities for less than exercise price.

Warrants

On January 2, 2009, the Company issued 2,576,326 million warrants to purchase shares of the Company’s common stock to warrant holders, pursuant to the anti-dilution clauses in their original warrants.  The warrants are exercisable through the term of the original warrant and have an exercise price of $0.75.  This resulted in a one-time expense of $1.3 million.

In connection with the January Warrants, the Company issued 1,530,000 warrants to purchase the Company’s common stock. The January Warrants have an exercise price of $1.00 and expire on January 29, 2014.  The Company recorded a debt discount in the amount of $1.3 million based on the estimated relative fair value allocated to the warrants.

On November 17, 2009, the Company issued 15,000 warrants in connections with services provided a former Interim Chief Financial Officer.  This resulted in a one-time expense of $20,633.

On November 19, 2009, in connection with the execution of a new supply and distribution agreement with Cardinal Health (see “Business—Customers and Distribution—Cardinal Health – Exclusive U.S. Distributor,” above), the Company issued Cardinal Health warrants to purchase 1,250,000 shares of its common stock at $2 per share and 625,000 shares of its common stock at $4 per share pursuant to a Warrant Purchase Agreement dated effective November 19, 2009.  This resulted in a one-time expense of $2.4 million.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Warrant Derivative Liability

During 2009, an additional 6,938,082 warrants with a value of $4,240,000 were reclassified from additional paid in capital to liability in accordance with ASC 815-40.  On August 6, 2009, the shareholders voted to approve a proposal to increase the total number of authorized shares from 25.0 million to 100.0 million shares of common stock and the Company amended its articles of incorporation reflecting the increase.  As such, in accordance with ASC 815-40, certain warrants previously classified as liabilities due to a lack of sufficient authorized shares outstanding were reclassified to equity at fair value on the date of the increase in authorized shares of common stock.  A total of 2,853,577 warrants with a fair value of $2,152,940 were reclassified from liability to additional paid in capital.

Effective January 1, 2009, upon the adoption of guidance codified in FASB ASC 815-40, Derivatives and Hedging (previously EITF 07-5,  Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock ), the Company reclassified approximately 1.2 million outstanding warrants that were previously classified as equity to a derivative liability.  This reclassification was necessary as the Company determined that certain terms included in these warrant agreements provided for a possible future adjustment to the warrant exercise price, and accordingly, under the provisions of ASC 815-40, these warrants did not meet the criteria for being considered to be indexed to the Company’s stock.  As such, these warrants no longer qualified for the exception to derivative liability treatment provided for in ASC 815-10. The estimated fair value of the warrants reclassified at January 1, 2009 pursuant to ASC 815-40 was determined to be $707 thousand.  The cumulative effect of the change in accounting for these warrants of $875 thousand was recognized as an adjustment to the opening balance of accumulated deficit at January 1, 2009 based on the difference between the amounts recognized in the consolidated balance sheet before the initial adoption of ASC 815-40 and the amounts recognized in the consolidated balance sheet as a result of the initial application of ASC 815-40.  The amounts recognized in the consolidated balance sheet as a result of the initial application of ASC 815-40 on January 1, 2009 were determined based on the amounts that would have been recognized if ASC 815-40 had been applied from the issuance date of the warrants.

At December 31, 2010, warrants to purchase a total of 2,567,686 shares, with an estimated fair value of $992 thousand are included in liabilities in the accompanying balance sheet.  Based on the change in fair value of the warrant derivative liability, the Company recorded a non-cash gain of $2.7 million for the year ended December 31, 2010 (see Note 14).

14. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

The Company adopted the fair value measurement and disclosure requirements of FASB guidance as codified in ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. ASC 820 does not require any new fair value measurements.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis.  At December 31, 2010 and 2009, the Company had a total of 2,567,686 outstanding warrants to purchase common shares of its stock that are classified as warrant derivative liabilities with a fair value of $ 992 thousand and $3.7 million, respectively.  The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them.

The Company estimates the fair value of these warrants and embedded conversion features using the Monte Carlo simulation option price model.  In applying the Monte Carlo simulation model, the Company used the following assumptions to value its derivative liabilities during the year ended December 31, 2010:

For the year ended
December 31, 2010
Annual dividend yield	—
Expected life (years)	0.68 — 2.38
Risk-free interest rate	0.19% — 0.61%
Expected volatility	90%

Prior to the 4th quater in 2010, the fair value estimate relating to warrants classified as derivative liabilities had been based on a Black-Scholes valuation model.  During the current period the Company changed to a Monte Carlo simulation model for valuation of these warrants as it determined that use of a binomial lattice model was more representative of fair value in the circumstances.  In accordance with accounting guidance in ASC 820-10, this was accounted for as a change in accounting estimate.

The following table reconciles the warrant derivative liability measured at fair on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 and 2009:

January 1, 2009	$2,469,598
Transfers in	3,532,780
Transfers out	(7,900,167)
Realized loss included in earnings	5,564,125
December 31, 2009	3,666,336
Transfers in	-
Transfers out	-
Realized gain included in earnings	(2,674,654)
December 31, 2010	$991,682

Gains included in earnings for the period ended December 31, 2010, are reported in other income (expense) in the amount of $2.7 million.  Losses included in earnings for the period ended December 31, 2009 are reported in other income (expense) in the amount of $5.6 million.

15. STOCK OPTION PLANS

In November 2005, the Company approved the Amended and Restated 2005 Stock Option and Restricted Stock Plan (the “2005 SOP”).  The 2005 SOP reserves 2,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non–employee directors and consultants performing services for the Company.  Options granted under the 2005 SOP have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant.  The options generally expire 10 years from the date of grant.  Restricted stock awards granted under the 2005 SOP are subject to a vesting period determined at the date of grant.  As of December 31, 2010 1,257,132 shares remain authorized under this plan.

In August  2009, the Company approved the 2009 Stock Option Plan (the “2009 SOP” ).  The 2009 SOP reserves 3.0 million shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non–employee directors and consultants performing services for the Company.  Options granted under the 2009 SOP have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant.  The options generally expire 10 years from the date of grant.  Restricted stock awards granted under the 2009 SOP are subject to a vesting period determined at the date of grant.  As of December 31, 2010, 671,968 shares remain authorized under this plan.

All options that the Company granted during the year ended December 31, 2010 and 2009 were granted at the per share fair market value on the grant date.  Vesting of options differs based on the terms of each option.  The Company utilized the Black-Scholes option pricing model and the  assumptions used for each period are as follows:

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2010	2009
Weighted average risk free interest rate	1.81%	2.37%
Weighted average life (in years)	5.47	6.0
Weighted average volatility	98%	141%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.64	$0.88

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends on its common stock.  Expected volatility is based on the historical volatility of the Company’s common stock over the period commensurate with the expected life of the options. During the 4th quarter of 2010, the Company changed the way it determined the estimated volatility from using a daily volatility measurement to a weekly volatility measurement as it believed that use of a weekly measurement was more representative of the expected future volatility.  The risk-free interest rate is based on rates published by the Federal Reserve Board.  The expected life is based on observed and expected time to post-vesting exercise.  The expected forfeiture rate is based on past experience and employee retention data.  Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate.  Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.  The change in the expected volatility calculation was determined by management to be a change in accounting estimate.

A summary of stock option activity for the year ended December 31, 2010 is presented below:

Outstanding Options
			Weighted
			Average
		Weighted	Remaining	Aggregate
Number of		Average Exercise	Contractual Life	Intrinsic Value
Shares		Price	(years)	(1)
Balance at December 31, 2008	1,627,000	$2.40	8.43	$—
Options Granted (2)	6,392,500	$0.96	9.31
Exercised	(21,868)	$1.25	8.45
Forfeited	(15,000)	$4.30	—
Cancelled	(2,161,632)	$0.81

Balance at December 31, 2009	5,821,000	$1.41	8.96	$—
Options Granted (3)	4,687,877	$0.89	9.04
Exercised	—	$—	—
Forfeited	(345,000)	$1.76	8.89
Cancelled	(2,191,928)	$1.21
Balance at December 31, 2010	7,971,949	$1.11	7.35	$799,169
Vested and exercisable as of December 31, 2009	3,618,176	$1.40	5.37	$261,667
Unvested as of December 31, 2010	4,353,773	$0.88	9.00	$537,503

1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.94 of the Company’s common stock at December 31, 2010.

2)	Includes 3,150,000 non-qualified options that were issued outside the 2005 and 2009 stock option plans. As of 12/31/10 1,141,667 of these options remained outstanding.

3)	Includes 1,500,000 non-qualified options and 950,000 incentive stock options that were issued outside the 2005 and 2009 stock option plans.

The total grant date fair value of stock options granted during the years ended December 31, 2010 and 2009 was $3.2 million and $5.6 million, respectively.  During the years ended December 31, 2010 and 2009, the Company recognized stock-based compensation expense relating to stock options of $1.6 million and $1.3 million, respectively.

During 2010, the Company entered into a Release and Separation Agreement with the Company’s former CEO, former members of the board of directors and former employees, pursuant to which their respective stock option grants were modified.  In connection with these modifications, the Company recorded incremental stock based compensation expense, based on the change in fair value of the modified options, of $294 thousand for the year ended December 31, 2010.

As of December 31, 2010, there was approximately $2.5 million of unrecognized compensation costs related to outstanding employee stock options.  This amount is expected to be recognized over a weighted average period of 3.32 years.  To the extent the forfeiture rate is different from what the Company anticipated; stock-based compensation related to these awards will be different from the Company’s expectations.

16. RELATED PARTY TRANSACTIONS

Convertible Note Payable

During 2010, the Company recognized a gain on debt extinguishment of  $893 thousand in connection with the settlement of a convertible note payable with a previous carrying value of $1.42 million, that prior to the settlement was held by Ault Glazer Capital Partners , LLC, which was at the time of contract controlled by Milton “Todd” Ault III, a former Chairman and Chief Executive Officer of the Company and Louis Glazer, M.D. Ph.G., who is a member of the Company’s Board of Directors and who has a significant beneficial interest in our common and  Series A preferred stock (see Note 9).

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

A Plus International, Inc.

During the years ended December 31, 2010 and 2009, the Company recognized cost of revenues of approximately $6 million and $2 million, respectively, in connection with the manufacture of surgical products used in the Safety-Sponge® System by A Plus.  Amounts for the year ended December 31, 2010 include amounts billed directly to the Company and shipments made on behalf of the $2,000,000.  At December 31, 2010 and 2009, the Company’s accounts payable included $2.2 million and $1.6 million respectively, owed to A Plus in connection with the manufacture and supply of surgical products used in the Safety-Sponge® System.  Effective June 1, 2009, the terms of the Company’s supply agreement with A Plus were clarified to provide that title to surgical products purchased, transferred to the Company upon receipt by A Plus at its Chino, California warehouse.  Wayne Lin, a Director and significant beneficial owner of the Company is a founder and significant owner of A Plus.  On June 24, 2010, A Plus converted $1.0 million of accounts payable owed to A Plus into 10,000 shares of Series B Convertible Preferred Stock.

Kane Aviation

Prior to June 24, 2010, from time to time, the Company used the services of an aircraft owning partnership principally owned by Steven H. Kane, the Company’s former Chief Executive Officer for air travel.  During the years ended December 31, 2010 and 2009, the Company incurred $19 thousand and $16 thousand respectively, of expenses related to the use of such air travel services.

Francis Capital Management

On June 24, 2010, Catalysis Partners, LLC, invested $1.0 million in the Series B Convertible Preferred Stock transaction (see Note 12).  John P. Francis, a member of our Board of Directors, has voting and investment control over securities held by Francis Capital Management, LLC, which acts as the investment manager for Catalysis Partners, LLC.

Release and Separation Agreements

In connection with the Series B Convertible Preferred Stock financing (see Note 12), Steven H. Kane, the Company’s former CEO, resigned as a Director, President and Chief Executive Officer, and Howard E. Chase, Loren McFarland, Eugene A. Bauer, MD, and William M. Hitchcock also resigned as members of our Board of Directors (the “Board”) and received certain severance benefits.

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

In connection with the resignation of Messrs. Chase, McFarland, Hitchcock and Dr. Bauer as members of our Board, effective as of June 24, 2010, we entered into a Separation Agreement and Mutual General Release with such individuals (the “Director Release”).  The Director Release provided for the payment, in cash, of the following unpaid Director’s fees not previously approved by the Compensation Committee:  $83.5 thousand to Mr. Chase, $64.9 thousand to Mr. McFarland, $10.0 thousand to Mr. Hitchcock and $10.0 thousand to Dr. Bauer.  The Director Release contains other provisions, including provisions relating to stock options and other matters

17.  INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components for the years ended December 31, 20010 and 2009:

	2010	2009
United States	$1,142,906	$(17,709,652)

The (benefit) provision for income taxes for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Current:
Federal	$(44,942)	$44,942
State	(6,412)	13,295

Total current tax expense	(51,354)	58,237

Deferred:
Federal	(617,352)	(183,740)
State	(188,416)	(52,894)
Total deferred tax benefit	(805,768)	(236,634)

Total income tax benefit	$(857,122)	$(178,397)

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

For the years ended December 31, 2010 and 2009, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2010	2009
Statutory rate	34.00%	(34.00)%
State rate	(6.44)%	(2.80)%
Uncertain tax position adjustments	(487.37)%	18.11%
Non-deductible Items	—	0.23%
Warrant derivative liability	(77.45)%	9.57)%
Incentive stock option	1.30%	0.00%
Warrant expense	—	7.89%
Other	2.61%	0.00%
Valuation allowance	458.35%	(0.00)%
Total effective tax rate	(74.99)%	(1.00)%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred Tax Assets:
Compensation related accruals	$3,529,464	$376,704
Inventory	67,319	67,319
Investments	265,562	-
Net operating loss carryovers	2,602,480	-
Other	1,700	38,034
Total deferred tax assets	6,466,525	482,057

Deferred Tax Liabilities:
Book and tax basis differences arising from purchased patents	(1,111,014)	(1,240,455)
Other	(116,960)	(47,370)
Total deferred tax liability	(1,227,974)	(1,287,825)

Net deferred tax asset (liability) before valuation allowance	5,238,551	(805,768)

Less: valuation allowance	(5,238,551)	—

Net deferred tax asset (liability)	$—	$(805,768)

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.  As of December 31, 2010, the Company has provided a valuation allowance in the amount of $5.2 million.  The federal and state net operating losses expire in varying amounts through 2029.

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

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009
Gross unrecognized tax benefits at January 1	$57,760	$—
Changes to unrecognized tax positions from a prior period	(57,760)	57,760
Increases for tax positions in current year	—	—

Gross unrecognized tax benefits at December 31	$—	$57,760

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2007 through December 31, 2010.  The Company and its subsidiary’s state tax returns are also open to audit under similar statute of limitations for the calendar years ended December 31, 2006 through December 31, 2010.  The Company is currently not under examination by any taxing authorities.  During December 2010 the Company resolved the uncertain tax position provided for in the prior year.  As of December 31, 2010 the Company had Federal and State net operating loss carryforwards of approximately $12.2 million and $3.1 million, respectively.  During 2010 the Company performed a limited scope analysis of the potential impact of a limitation of the usage of its net operating loss carryovers under IRC §382.  The results of this analysis allowed management to include a portion of the federal and state net operating loss carryovers in the determination of its net deferred tax asset or liability.   In addition, during 2010 deferred tax assets of approximately $2.8 million were added based on the completion of an analysis of the deferred tax assets relating to stock compensation.

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

18. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

During the years ended December 31, 2010 and 2009, due to its exclusive distribution agreement with Cardinal Health (See Note 11), the Company had one customer that represented in excess of 99% and 88% of total revenues in 2010 and 2009, respectively.

Suppliers

The Company relies primarily on a third-party supplier, A Plus, to supply all the surgical sponges and towels used in its Safety-Sponge® System.  The Company also relies on a number of third parties to manufacture certain other components of its Safety-Sponge® System.  If A Plus or any of the Company’s other third-party manufacturers cannot, or will not, manufacture its products in the required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity.  Any interruption or delay in manufacturing could have a material adverse effect on the Company’s business and operating results (see Note 16).

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

Segment and Related Information

The Company presents its business as one reportable segment due to the similarity in nature of products marketed, financial performance measures, and methods of distribution and customer markets.  The Company’s chief operating decision making officer reviews financial information on the Company’s patient safety products on a consolidated basis.

The following table summarizes revenues by geographic region.  Revenues are attributed to countries based on customer location:

Years Ended December 31,	2010	2009
Revenues:
United States	$14,797,013	$4,503,535
Other	—	—
Total revenues	$14,797,013	$4,503,535

The following table summarizes revenues by product line.

Years Ended December 31,	2010	2009
Revenues:
Surgical sponges and towels	$14,674,716	$4,234,903
Scanners and related products	122,297	268,632
Total revenues	$14,797,013	$4,503,535

19.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We do not own any real estate or other physical properties materially important to our operations.   In November 2010, we relocated our corporate headquarters to 2 Venture Plaza, Suite #350, Irvine, CA 92618, where we rent approximately 5,000 square feet of office space.  In January 2010, previous management temporarily relocated our headquarters to 5 Caufield Place, Suite 102, Newtown, PA 18940 (the CEO and CFO at the time were based in Pennsylvania), where they entered into a sublease on December 31, 2009 for 5,670 square feet of office space.  Effective in June 2010, we took a charge of $371 thousand for the remaining lease payments of the Newtown property, and at the time assumed there would be no sub-sublease income to offset this cost, given the soft local commercial real estate rental market.  However, in November 2010, we entered into a sub-sublease with Centrak, to take over the space in Newtown, PA, where they agreed to sub-sublease the space through the remaining term of our sublease or through to April 30, 2013, paying  $8,225 per month starting in January 2011 for each month during months one (1) through twelve (12), (ii) $8,697 per month for months thirteen (13) through twenty four (24), and (iii) $9,170 per month for months twenty five (25) through the expiration of the Sub-Sublease.  The base rent paid by Centrak includes landlord operating expenses, taxes and utilities that a reasonable tenant making comparable use of the subleased premises to that being made by the Sub-Subtenant would typically incur.  The Sub-Subtenant will be responsible for any additional utility costs that are not our responsibility.   As a result of this sub-sublease arrangement, the Company adjusted its charge taken in the second quarter of 2010 by reducing it $219 thousand for the present value of the sub-subrental income to be received through to the end of this sublease.

We also vacated our approximate 4,000 square feet of office space at our former headquarters located at 43460 Ridge Park Drive, Suite 140, Temecula, CA 92590 on December 31, 2010, which was the termination date in our lease.  During 2010, we paid $11,576 per month in rent for our temporary Pennsylvania headquarters through to June 2010, paid $9,757 per month in rent for our former Temecula office space through to the termination of the lease at December 31, 2010, and paid $0 cash for rent of our Irvine, CA corporate headquarter space.  The Irvine, CA corporate headquarters lease had “free rent” for the first two months in 2010, with the first cash rent payment due in January 2011.  As a result, we amortized this free rent over the term of the lease, resulting in recording $15 thousand of rent expense for this property in 2010.  We also did not receive any sub sublease rental income from Centrak, our sub-sublease tenant in Newtown, PA until January 2011, in accordance with our sub-sublease agreement with them.

During the years ended December 31, 2010 and 2009, the Company recorded total rent expense of $323 thousand and $118 thousand, respectively.

The following table summarizes operating obligations, net of sublease commitments, as of December 31, 2010:

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

	Operating lease payments	Sub-lease income	Net lease payments
Years ending December 31,
2011	$244,291	(98,700)	145,591
2012	244,291	(104,364)	139,927
2013	244,291	(64,190)	180,101
2014	46,305	0	46,305
Total minimum lease payments	$779,178	(267,254)	511,924

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

As the Company determined that it is probable that it will be held liable for the amounts owed, and as the amount could be reasonably estimated, an accrual for the estimated liability, which is included in accrued liabilities as of December 31, 2010 and 2009, is $224 thousand and $741 thousand, respectively.

Legal Proceedings

Leve Matter

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

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed another lawsuit against our company, Sunshine and four other defendants affiliated with Winstar.  That lawsuit attempted to collect a federal default judgment of $6.5 million entered against two entities, Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against our company and others under the doctrine of de facto merger.  The action was tried before a Los Angeles County Superior Court judge, without a jury, in 2008.  On August 5, 2009, the Superior Court issued a statement of decision in our favor, and on October 8, 2009, the Superior Court entered judgment in our favor, and judged plaintiffs’ responsible for $2,708 of our court costs.  On November 6, 2009, the plaintiffs filed a notice of appeal in the Superior Court of the State of California, County of Los Angeles Central District.  We have engaged appellate counsel, and believe the plaintiff’s case is  without merit and intend to continue to defend the case vigorously.

Ault Glazer Matter

On December 30, 2010, the Company entered into a Settlement Agreement, dated as of December 27, 2010 (the “Agreement”), with the parties to the Agreement other than the Company being Ault Glazer Capital Partners, LLC (“AGCP”), Zealous Asset Management, LLC (“ZAM”) and certain of its affiliates, Milton “Todd” Ault III and a creditor (and such creditor’s affiliate) to AGCP, who also is a shareholder of the Company (the “AGCP Creditor”).  The former relationship of Mr. Ault and AGCP to the Company has been previously disclosed in the Company’s public filings.  The Agreement related to (i) our  previously disclosed Amendment and Early Conversion agreement, dated September 5, 2008 (the “Note Agreement”), between the Company and AGCP and the related and previously disclosed Secured Convertible Promissory Note dated on or about August 10, 2008 (the “Note”) and a related and previously disclosed Advancement Agreement between the same parties dated September 12, 2008 (together with the Note and Note Agreement, the “Note Documents”); under the Note Documents, there was an original principal balance of $2,530,558.40 and Note Documents provided, subject to certain conditions, that the entire principal balance owing under the Note would be converted into 1,300,000 shares of our common stock and other consideration; all but 500,000 of which shares of our common stock (such 500,000 shares, the “Shares”), were previously delivered to AGCP, (ii) a judgment obtained against AGCP by AGCP Creditor in a separate lawsuit, which lawsuit is completely unrelated to the Company, with respect to which, as the Company previously disclosed, AGCP Creditor procured a Writ of Execution from the United States District Court, Central District of California, (the “Writ”) and a Notice of Levy (the “Levy”) to levy upon the Company against all stock of the Company that the Company owed to AGCP; and (iii) a previously disclosed case currently pending before the Superior Court of California, County of Orange, Central Justice Center, entitled “Zealous Asset Management, LLC v. Patient Safety Technologies, et. al”, Case No. 00424948 (the “Action”) concerning, among other things, the Note Documents, as well as 2,600 shares of our Series A Preferred Stock (the “Series A Preferred”) and certain dividends thereon.

In broad terms the Agreement provided that the Company delivers to AGCP Creditor the Shares that, as the Company has previously disclosed, it conditionally owed to AGCP, and AGCP dismissed the Action against the Company upon receiving the Shares, AGCP Creditor terminated the Writ and Levy and agreed that its judgment against AGCP was satisfied.  In addition, the Note Documents and the liabilities thereunder were deemed satisfied and extinguished.  The Company was carrying a liability on its books in connection with the Note Documents of approximately $1.42 million and the fair value of the (500 thousand common) Shares issued was less than the carrying value of such liability, the Company recorded a non-cash gain on the extinguishment of debt totaling $893 thousand in the fourth quarter of 2010.  Generally, the material terms of the Agreement became effective after the Company delivered the Shares to the AGCP Creditor, and made a cash payment of $16 thousand AGCP’s counsel on Dec. 31, 2010.  Shortly after Dec. 28, 2010, AGCP dismissed the causes of action in the Action related to the Note Documents, and granted certain releases and covenants not to sue the Company.   In addition, there were causes of action in the Action relating to some Series A Preferred shares owned by AGCP that were dismissed after the Company interpleaded a total of $22.8 To agree to Item 3 in MD&A thousand of dividends owed on these Series A Preferred shares in January 2011 ($9.1 thousand) and March 2011 ($13.7 thousand).  The Agreement also contained a provision pertaining to the interpleading of future dividends on these Series A Preferred shares, which the Company plans to follow when such dividends become payable.  Accordingly, the terms of the Agreement have become fully effective.

The Company may at times be involved in litigation in the ordinary course of business.  The Company will also, from time to time, when appropriate in management’s estimation, record adequate reserves in the Company’s financial statements for pending litigation.  There are no other pending material legal proceedings to which the Company is a party or to which any of its property is subject.

Steve Kane Separation agreement

In connection with Mr. Kane’s resignation as a Director, President and Chief Executive Officer, effective as of the Closing Date, we entered into a Separation Agreement and Mutual General Release with Steven Kane.  For additional information see Note 16.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

20. SIGNFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 2010, the Company recorded the following unusual or infrequently occurring items or adjustments that were deemed to be material to the fourth quarter results:

•	A gain on extinguishment of liabilities of $893 thousand in connection with the payment of the principal and accrued interest amounts owed on the Senior Notes (See Note 9).

•	An impairment loss of $667 thousand on the write down of the fair value of a long term investment (See Note 8).

•	A charge of $223 thousand relating to the reconciliation of year end inventory based on physical count.

•	Reduction of deferred tax liability of $805 thousand in connection with year end tax provision.

During the fourth quarter of fiscal 2009, the Company recorded the following unusual or infrequently occurring items or adjustments that were deemed to be material to the fourth quarter results:

•	An expense of $2,407,813 relating to the issuance of warrants in connection with the Cardinal Health Supply and Distribution Agreement.

•	A loss on extinguishment of liabilities of $491,134 in connection with the payment of the principal and accrued interest amounts owed on the Senior Notes.

•	An impairment loss of $153,904 on the write-off of notes receivables that were deemed to be uncollectible.

•	An adjustment of $136,435 to record additional stock based compensation expense.

21. SUBSEQUENT EVENTS

Common Stock Private Placement

On March 29 and March 30, 2011, the Company closed on a private placement financing raising $7.1 million through the issuance of 9.333 million shares of the Company’s $0.33 par value common stock at a selling price of $0.75 per share (“Common”).  The buyers of the Common shares were accredited investors under Rule 501(a) of Regulation D of the Securities Act of 1933., and included Kinderhook Partners, L.P. (“Kinderhook”) and A Plus International, Inc. (“A Plus”) and certain members of management (collectively referred to as the “Buyers”).  Wenchen (“Wayne”) Lin, a member of our Board of Directors (“Board”) is founder and significant beneficial owner of A Plus.  Kinderhook is an investment fund based in Fort Lee, NJ.

In connection with the private placement,  we also entered into a Registration Rights Agreement with the Buyers to provide for certain registration rights (the “2011 Registration Rights Agreement”).  Pursuant to the 2011 Registration Rights Agreement, we agreed to file a registration statement to register the shares of the common stock issued, as well as any other shares of common stock held by the Holders on the closing date, along with future common shares for the Holders of the Series B Convertible Preferred Stock, (collectively “the Holders”), within 45 days of the closing date.  Under the terms of the March 2011 Registration Rights Agreement, the Company shall be liable to pay each of Holders in cash liquidated damages in an amount equal to 1.5% of their respective investment in the event that the required registration statement is not filed within 45 days of the Closing Date.  There is no provision for a maximum amount of liquidated damages payable by the Company under this agreement, unless the Holders waive such penalties. In addition to the foregoing mandatory registration, we also granted the Holders demand and “piggyback” registration rights.  We have agreed to pay substantially all of the costs and expenses related to the filing of the registration statements and underwriting any public offering required pursuant to the Registration Rights Agreement.

Amendment to Cardinal Health Exclusive Distribution Agreement

On March 25, 2011, the Company and Cardinal Health amended the Supply and Distribution Agreement (“Amended Distribution Agreement”).  The Amended Distribution Agreement extends the term of the agreement to December 31, 2015 and keeps Cardinal Heath as the exclusive distributor in the United States, Puerto Rico, and Canada of our products used in our proprietary Safety-Sponge® System.  Key new terms in the Amended Distribution Agreement are that Cardinal Health has agreed to not sell any of the $10 million of Stocking PO inventory until January 2012, and both parties agreed to a methodology for how much Stocking PO inventory Cardinal Health can sell each month during 2012, with the goal of getting Cardinal Health back to normal inventory levels by yearend 2012.  As a result, the Company’s sales are not expected to be impacted by the Stocking PO inventory during 2011, and we will continue to supply Cardinal Health with inventory regularly throughout 2012.  During 2012 our sales to Cardinal Health may be adversely impacted depending on various factors described in our annual report on Form 10-K for the year ended December 31, 2010.  In addition, the Amended Distribution Agreement gives the Company the right to buy-back at cost any inventory of our products held by Cardinal that exceeds 60 days worth of sales.   All other terms remain the same.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

We seek to improve and strengthen our control processes to ensure that all of our controls and procedures are adequate and effective.  We believe that a control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met.  In reaching a reasonable level of assurance, management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate.  No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company will be detected.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter 2010 (the fourth fiscal quarter of 2010) there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting  other than the additions of a new Chief Financial Officer and Corporate Controller.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The following is a list of our executive officers as of the date of Report:

Name	Age	Position	Served as an Officer Since
Brian Stewart	39	President and Chief Executive Officer	2010
David Dreyer	53	Executive Vice President, Chief Financial Officer and Secretary	2010

Brian E. Stewart, age 39 serves as our President and Chief Executive Officer.  Mr. Stewart assumed his current position with us in June 2010, and has served as a Director since that date. Mr. Stewart is the co-founder of our principal operating company SurgiCount Medical, Inc. and is the co-inventor of our Safety-Sponge® System.  Mr. Stewart previously served as Vice President of Business Development for us from January 2009 through to March 2010.  Prior to returning to SurgiCount, Mr. Stewart worked in the investment banking division of Credit Suisse from 2007 to 2009 and CIBC World Markets from 2002 to 2007.  In addition, to his investment banking and entrepreneurial experience, Mr. Stewart’s previous experience includes working with Strome Investment Management, a hedge fund in Santa Monica, CA.  Mr. Stewart received his MBA from the Anderson School at UCLA and his BA in economics from UCLA where he graduated Phi Beta Kappa and Summa Cum Laude.

David C. Dreyer, age 53, has served as our Chief Financial Officer and Secretary, since joining us in October 2010.  Previously, Mr. Dreyer was Chief Financial Officer at Alphastaff Inc. from August 2009 through September 2010, and was Chief Financial Officer, and Treasurer at AMN Healthcare, Inc. from August 2004 through August 2009.  Alphastaff was the fourth largest professional employment outsourcing company in the United States during Mr. Dreyer’s tenure, and AMN Healthcare was the U.S. leader in healthcare staffing, with revenue in 2008 of $1.2 billion.  He managed over one hundred employees at AMN Healthcare in his role overseeing finance, accounting, tax, investor relations, treasury, payroll operations, and risk management.  Prior to AMN Healthcare, Mr. Dreyer was Chief Financial Officer at Sicor, Inc., a specialty pharmaceutical company headquartered in Irvine, CA with operations in Mexico, Switzerland, Italy, China and Lithuania.  He led the sale of Sicor Inc. to Teva Ltd. for $3.4 billion in January 2004.  Mr. Dreyer received a BS in Accounting from Golden Gate University in San Francisco where he graduated Magna Cum Laude, and he has been a licensed Certified Public Accountant in California since 1986.

John Hamilton, age 55, was the Company’s Chief Operating Officer beginning on August 9, 2010 and resigned effective February 1, 2011.  The company no longer intends to employ a Chief Operating Officer so it has not replaced Mr. Hamilton.  The company has assigned Mr. Hamilton’s responsibilities to existing executives and multiple newly hired employees.

Code of Business Conduct and Ethics

Each of our executive officers and directors, as well as all of our employees (including our Chief Executive Officer, principal financial officer,  principal accounting officer, controller and persons performing similar functions) are subject to our Code of Business Conduct and Ethics, which was adopted by our Board of Directors on November 11, 2004 and is incorporated by reference as an Exhibit to this annual report on Form 10-K.

Printed copies of our Code of Business Conduct and Ethics; the Charters of each of our Audit Committee, Compensation Committee, and Nominating  and Governance Committees, are also available upon written request to the Chief Financial Officer, Patient Safety Technologies, Inc., c/o Chief Financial Officer, 2 Venture Plaza, Suite 350, Irvine, CA 92618.

The remaining information required by Item 10 of Part III of this annual report on Form 10-K will be included in our Proxy Statement relating to our 2010 Annual Meeting of Stockholders, our “2011 Proxy Statement,” or in a future amendment to this Annual Report on Form 10-K, under captions relating to our director nominees, our directors, our executive officers, compliance with Section 16(a) reporting requirements, board meetings and committees and corporate governance matters, and such information is incorporated in this section by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings “Director Compensation” and “Executive Compensation” in our 2011 Proxy Statement or in a future amendment to this Annual Report on Form 10-K, in either case incorporate in this section by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the heading “Beneficial Ownership of Our Common Stock and Preferred Stock” in our 2011 Proxy Statement or in a future amendment to this Annual Report on Form 10-K, in either case incorporate in this section by reference.

The information appearing under the heading “Equity Compensation Plan Information” in our 2011 Proxy Statement or in a future amendment to this Annual Report on Form 10-K, in either case incorporate in this section by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the headings “Certain Relationships and Related Party Transactions,” “Independence of the Board of Directors” and “Board Meetings and Committees” in our 2011 Proxy Statement or in a future amendment to this Annual Report on Form 10-K, in either case incorporate in this section by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the headings “Auditor’s Fees” and “Policies and Procedures Relating to Approval of Services by Auditor” in our 2011 Proxy Statement or in a future amendment to this Annual Report on Form 10-K, in either case incorporate in this section by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)

(1)  Financial Statements:

(i)    The following financial statements are included in Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010 and 2009
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009
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

(b)    See Item 15(a)(3) above.
(c)    See Item 15(a)1 and 15(a)2 above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day April 2011.

PATIENT SAFETY TECHNOLOGIES, INC.

By:	/s/ Brian E. Stewart
Name:	Brian E. Stewart
Title:	President and Chief Executive Officer

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Stewart and David Dreyer, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian E. Stewart	Director, President and Chief Executive Officer (Principal Executive Officer)	April 14, 2011
Brian E. Stewart

/s/ David Dreyer	Executive Vice President, Chief Financial Officer (Principal Financial Officer and	April 14, 2011
David Dreyer	Principal Accounting Officer), Secretary

/s/ John P. Francis	Director
John P. Francis		April 14, 2011

/s/ Louis Glazer	Director
Louis Glazer, M.D., Ph.G.		April 14, 2011

/s/ Herbert Langsam	Director
Herbert Langsam		April 14, 2011

/s/ Wenchen Lin	Director
Wenchen Lin		April 14, 2011

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

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix A to the our definitive proxy statement on Schedule 14A filed with the SEC on July 13, 2009)

3.2	By-laws (incorporated by reference to the company’s Form N-2 filed with the SEC on July 31, 1992)

4.1	Certificate of Designation of Series A Convertible Preferred Stock (included in Exhibit 3.1 hereto)

4.2	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010))

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

10.43**
Employment Agreement dated effective as of November 24, 2009 between Patient Safety Technologies Inc. and Marc L. Rose (incorporated by reference to our current report on Form 8-K filed with the SEC on December 1, 2009)

10.44**
Employment Agreement dated January 5, 2009 between Patient Safety Technologies, Inc. and David I. Bruce (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 16, 2009)

10.45**
Separation Agreement and General Release dated May 6, 2009 between Patient Safety Technologies, Inc. and David Bruce (incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 20, 2009)

10.46**
Executive Services Agreement dated July 11, 2008 between Patient Safety Technologies, Inc. and Tatum, LLC for the services of Mary A. Lay (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 16, 2009)

10.47**
Employment Agreement dated January 5, 2009 between Patient Safety Technologies, Inc. and Brian Stewart (incorporated by reference to our amended annual report on Form 10-K/A filed with the SEC on July 13, 2009)

10.48**
Form of Indemnification Agreement with Directors and Executive Officers dated effective June 1, 2010 (with then current directors and executive officers) and dated effective June 24, 2010 and October 22, 2010 with each of Messrs. Stewart and Dreyer (incorporated by reference to our current report on Form 8-K filed with the SEC on June 6, 2010)

10.49	Convertible Preferred Stock Purchase Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.50	Registration Rights Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.51	Separation and Release Agreement with Messrs. Chase, McFarland, Hitchock and Bauer (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.52	Separation and Release Agreement with Steven H. Kane (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.53	Amendment to Employment Agreement with Marc L. Rose (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.54	Employment Agreement with John A. Hamilton (incorporated by reference to our current report on Form 8-K filed with the SEC on August 9, 2010)

10.55	Tax Escrow Agreement (incorporated by reference to our current report on Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010)

10.56	Employment Agreement with David Dreyer (incorporated by reference to our current report on Form 8-K filed with the SEC on October 28, 2010)

10.56	Employment Agreement with Brian E. Stewart (incorporated by reference to our current report on Form 8-K filed with the SEC on November 18, 2010)

10.57	Office Building Lease dated September 15, 2010 (incorporated by reference to our current report on Form 8-K filed with the SEC on September 20, 2010)

10.58	Sub-Lease Agreement dated as of November 18, 2010 (incorporated by reference to our current report on Form 8-K filed with the SEC on November 30, 2010)

10.59	Settlement Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 3, 2011)

10.60**	2009 Stock Option Plan Stock Option Agreement, grant date November 15, 2010 — Brian Stewart*

10.61**	Non Plan Stock Option Agreement, grant date November 15, 2010 — Brian Stewart*

10.62**	2009 Stock Option Plan Stock Option Agreement, grant date October 22, 2010 — David Dreyer*

10.63**	Non Plan Stock Option Agreement, grant date October 22, 2010 — David Dreyer*

14.1	Code of Business Conduct and Ethics (incorporated by reference to our amended annual report on Form 10-K/A filed with the SEC on July 13, 2009)

21.1	Subsidiary of the company (incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2010)

23.1*	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

*	Filed herewith.
**	Management or compensatory plan or arrangement.
***	Confidential treatment requested for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.