Form 10-K/A
period 2010-12-31
Patient Safety Technologies, Inc
filed 2011-04-29
CIK 812301

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
(Address of principal executive offices and Zip Code)

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

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) (this “Amendment”) amends our annual report on Form 10-K for the fiscal year ended December 31, 2010, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2011 (the “Original 10-K Filing”). The purpose of this Amendment is to include certain information required by Part III of Form 10-K that was omitted from Part III of our Original 10-K Filing because it was to be incorporated by reference to our definitive proxy statement for our 2011 Annual Meeting of Stockholders or an amendment to the Original 10-K Filing. Because our proxy statement will not become definitive within 120 days after the end of the fiscal year ended December 31, 2010, the information required by Part III of Form 10-K cannot be incorporated by reference from the proxy statement and therefore must be filed as an amendment to our Original 10-K Filing. This Amendment contains the information that was previously omitted from Part III of the Original 10-K Filing.

In addition, in connection with filing of this Amendment, and pursuant to the rules of the SEC, our Chief Executive Officer and Chief Financial Officer have reissued applicable portions of their Section 302 certifications. Accordingly, Part IV, Item 15 has also been amended to reflect the filing of such certifications. Except as described above, no other changes have been made to the Original 10-K Filing. Our Original 10-K filing continues to speak as of the dates described therein, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original 10-K Filing, as information in such filings may update or supersede certain information contained in the Original 10-K Filing and this Amendment. In this Amendment, unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to Patient Safety Technologies, Inc. and our subsidiary.

i

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-K/A FOR THE YEAR
ENDED DECEMBER 31, 2010

ii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth information concerning our directors as of April 15, 2011. Biographical information regarding each of the members of our Board of Directors (our “Board”) is included below the table.

Name	Age	Position
John P. Francis	45	Director
Louis Glazer, M.D. Ph.G.	79	Director
Brian E. Stewart	39	Director, President and Chief Executive Officer
Herbert Langsam	79	Director
Wenchen Lin	56	Director

John P. Francis Mr. Francis was appointed as a director on November 26, 2007, in accordance with the terms of a Securities Purchase Agreement dated October 17, 2007 by and between us and Francis Capital Management, LLC. Mr. Francis has served as Managing Member of Francis Capital Management, LLC, an investment management firm specializing in small capitalization equities, since 2000. Mr. Francis has more than 20 years of experience in investment management, finance and accounting. Mr. Francis earned his bachelor’s degree in economics from UCLA and MBA from the UCLA Anderson School of Management. Mr. Francis’ qualifications to serve as a director include his financial, business and accounting experience.

Louis Glazer, M.D. Ph.G. Dr. Glazer was appointed as a director on October 22, 2004, in accordance with the terms of our Series A Preferred Stock. From 2004 to 2006, Dr. Glazer served in various positions at our company, including Chairman of the Board, Chief Executive Officer, Vice-Chairman and Chief Health and Science Officer, overseeing the development of our Safety-Sponge® System. For over 25, years, until 2002, Dr. Glazer served as the chief anesthesiologist and medical director for the Vitreo-Retinal Clinic in Memphis, Tennessee. Prior to that, Dr. Glazer taught obstetrics anesthesia at the University of Tennessee, while practicing anesthesiology at numerous hospitals in Memphis, Tennessee. He served on the Executive Council of the Center for Patient Safety Research and Practice at Harvard Medical School and the Brigham and Women’s Hospital in Boston, MA. Dr. Glazer received his B.S. in pharmacy from the University of Oklahoma and his M.D. from the University of Bologna School of Medicine in Italy. Dr Glazer’s qualifications to serve as a director include his experience as a physician.

Brian E. Stewart Mr. Stewart was elected as our President and Chief Executive Officer and as a director in June 2010. Mr. Stewart is the co-founder of our principal operating company SurgiCount Medical, Inc. and is the co-inventor of our Safety-Sponge® System. Mr. Stewart previously served as our Vice President of Business Development from January 2009 through to March 2010. Previously, Mr. Stewart worked in the investment banking division of Credit Suisse from 2007 to 2009 and CIBC World Markets from 2002 to 2007. In addition, to his investment banking and entrepreneurial experience, Mr. Stewart’s previous experience includes working with Strome Investment Management, a hedge fund in Santa Monica, CA. Mr. Stewart received his MBA from the UCLA Anderson School of Management at UCLA and his bachelor’s degree in economics from UCLA, where he graduated Phi Beta Kappa and Summa Cum Laude. Mr. Stewart’s qualifications to serve as a director include that he is our Chief Executive Officer, co-inventor of our core product offering and the co-founder of our principal operating company.

Herbert Langsam Mr. Langsam was appointed as a director on October 22, 2004, in accordance with the terms of our Series A Preferred Stock. Since 1999, Mr. Langsam has also served as president of Medicare Recoveries, Inc., a private company located in Oklahoma City, Oklahoma, focused on providing Medicare claims and recovery services. Mr. Langsam served as a member of the board of trustees for the Geriatric Research Drug Therapy Institute and as an adjunct professor at the University of Oklahoma Pharmacy School. Previously, Mr. Langsam was the founder, president and chief executive officer of Langsam Health Services, a conglomerate of health care companies that serviced 17,000 long-term care residents, which was acquired by Omnicare, Inc. in 1991. Mr. Langsam also served as the vice president of pharmacy services for Omnicare, Inc. following its acquisition of Langsam Health Services. Mr. Langsam received his B.S. in pharmacy from the University of Oklahoma. Mr. Langsam’s qualifications to serve as a director include his experience in the medical industry.

Wenchen Lin Mr. Lin was appointed as a director on March 28, 2007, in accordance with the terms of a Subscription Agreement dated January 29, 2007 by and between our company and A Plus International Inc. (“A Plus”). Mr. Lin has almost twenty years of experience as the President and founder of A Plus, a manufacturer producing a variety of surgical dressings, film and plastic products and servicing the custom procedural tray industry on cotton textile products. Mr. Lin began his career serving in executive positions in large trade and shipping companies, such as Trade Diversified, Inc. and Brother Trucking Co. and has substantial knowledge and experience in oversees factories, trade, transport and distribution. Mr. Lin received his MBA from Ohio University and his accounting degree from Taiwan Suzhou University. Mr. Lin’s qualifications to serve as a director include his experience in the medical supply industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the year ended December 31, 2010, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except that:

•	Brian E. Stewart filed one late Form 3 to report beneficial ownership of securities held as of his appointment as a director and our chief executive officer;

•	David Dreyer filed one late Form 4 to report one transaction in our securities (the grant of 450,000 employee stock options (right to buy) on October 22, 2010); and

•	John A. Hamilton filed one late Form 4 to report one transaction in our securities (the grant of 375,000 employee stock options (right to buy) on August 9, 2010).

Code of Business Conduct and Ethics

The information regarding our Code of Business Conduct and Ethics, including information regarding amendments and waivers thereunder, included in Item 10 of the original 10-K filing incorporated in this section by reference.

Board of Directors Acting as our Audit Committee

Our entire Board of Directors serves as our audit committee. Our Board of directors in its capacity as our Audit committee review our financial reporting process.

Audit Committee Financial Expert

Our Board has determined that John Francis is an “audit committee financial expert,” within the meaning of SEC rules.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation paid by us for the years indicated to:

•	the individuals who served as our Chief Executive Officer during the year ended December 31, 2010;

•	the individual who served as our Chief Financial Officer during the year ended December 31, 2010;

•	the individual who served as our Chief Operating Officer during the year ended December 31, 2010, which was our only other executive officer serving as of December 31, 2010.

These 4 individuals are referred to as our “named executive officers.”

						Non-
						qualified
				Warrant	Non-equity	deferred
				And	incentive	compen-	All other
				stock option	Plan	sation	compen-
Name and		Salary	Bonus	Awards	compen-	earnings	sation
principal position (1)	Year	($)(2)	($)	($)(3)	sation ($)	($)	($) (4)	Total ($)

Brian E. Stewart	2010	161,016	—	1,162,500	—	—	12,427	1,335,943
President, Chief Executive Officer and director	2009	—	—	—	—	—	—	—

Steven H. Kane	2010	157,708	__	__	__	__	549,793	707,501
Former Chief Executive Officer	2009	234,982	—	1,400,000	—	—	6,344	1,641,326

David Dreyer	2010	37,179	—	249,975	—	—	0	287,154
Chief Financial Officer, Treasurer and Secretary	2009	—	—	—	—	—	—	—

John Hamilton	2010	72,933	—	—	—	—	—	72,993
Chief Operating Officer	2009	—	—	—	—	—	—	—

(1) Mr. Stewart was elected as our Chief Executive Officer and as a director on June 24, 2010. During 2009 and through March, 2010, Mr. Stewart served as our Vice President of Business Development. From March, 2010 until his election as our Chief Executive Officer on June 24, 2010, Mr. Stewart was not employed by us. Mr. Kane resigned as our Chief Executive Officer effective June 24, 2010. Mr. Hamilton resigned as our Chief Operating Officer effective February 1, 2011.

(2) For Mr. Kane 2009 includes $38,000 of compensation for services paid as a director prior to his appointment as our Chief Executive Officer, which as of the end of 2009 had been accrued but not paid, and $47,449 of accrued wages, which had not been paid as of the end of 2009.

(3) Represents the grant date fair value determined in accordance with FASB ASC Topic 718 for the warrants and stock option awards granted to our named executive officers for the periods presented. For additional information regarding the assumptions used in determining the fair value of option awards using the Black-Scholes pricing model, please see Note 15 to our Consolidated Financial Statements included in the Original 10-K Filing.

(4) For Mr. Stewart, includes accrued vacation paid out to him related to his departure as our Vice President of Business Development in March of 2010. For Mr. Kane, includes reimbursement for a health care plan, as he was entitled to receive reimbursement for health care benefits outside of our standard plans under his employment agreement. In addition, for Mr. Kane for 2010, includes the following severance amounts which were agreed to in connection with his resignation on June 24, 2010: (i) $325,000, which is to be paid over the 12 months following his resignation and (ii) $224,793 which was paid in a lump sum as payment in full for all accrued director fees and salary, accrued vacation, and other severance benefits.

Narrative Discussion of Summary Compensation Table

Employment Agreements and Severance Agreements

Brian E. Stewart

We are party to an employment agreement with Mr. Stewart, which became effective on November 15, 2010, pursuant to which he serves as our President, Chief Executive Officer and a director. The term of the Agreement is three years from the effective date and automatically extends for additional one-year terms thereafter unless either party delivers written notice of non-extension to the other party at least 90 days prior to the extension of the term. Mr. Stewart’s annual base salary is $200,000, to be increased to $245,000 for the remainder of the term upon a positive operating income determination (as specifically defined in the agreement). He is also eligible to participate in our executive bonus plan, under which the minimum target bonus opportunity is 25% of his annual base salary, and in any stock option, restricted stock, stock appreciation rights and other equity compensation plan or program sponsored by us or our affiliates on the same terms and conditions generally applicable to our executives. In addition, he is generally entitled to participate in all other incentive, savings and retirement plans, health and welfare plans, practices, policies and programs sponsored by us or our affiliates on the same terms and conditions as generally applicable to our executives.

The agreement provided for a stock option grant to Mr. Stewart for 2,000,000 shares of our common stock with an exercise price of $0.75 ($0.80 on actual grant date, as reflected in the tables herein) per share, 500,000 of which vested as of the date of the grant and 250,000 of which will become vested and exercisable on May 15, 2011. The remaining shares will vest over a 42-month period at a rate of 1/48th of the total shares per month, with 100% of the option becoming exercisable on November 15, 2014.

If Mr. Stewart is terminated by us with or without “cause”, including for “disability” or if he resigns for any reason, including “good reason” (each as defined in the agreement), then upon compliance with customary post-employment conditions, he will be entitled, in addition to typical earned but unpaid compensation and benefits, to : (a) 12 months of his annual base salary then in effect, (b) monthly payment equal to the cost of COBRA coverage for him (and if applicable his spouse and dependents) until the earlier of his becoming an employee of another entity and the 12 month anniversary of his termination or resignation, (c) if his termination or resignation occurs before September 1, 2011, vesting with respect to 1,000,000 shares of his option (offset by previously vested shares) and (d) 12 months to exercise any vested options. In addition, upon consummation of a capital transaction (as defined in the agreement) his option described above will immediately vest. In the event of his death, his estate will be entitled to receive only typical earned but unpaid compensation and benefits as of the date of his death.

David Dreyer

We are party to an employment agreement with Mr. Dreyer, which became effective as of October 22, 2010, pursuant to which he serves as our Chief Financial Officer and Vice President. The term of the agreement is three years from the effective date, and automatically extends for additional one-year terms thereafter unless either party delivers written notice of non-extension to the other party at least 90 days prior to the extension of the term. Mr. Dreyer’s annual base salary will be $200,000 to be increased to $240,000 for the remainder of the term should we generate positive operating income (as specifically defined in the agreement) for two consecutive fiscal quarters. He is also eligible to participate in our executive bonus plan, under which the minimum target bonus opportunity is 25% of his annual base salary, and in any stock option, restricted stock, stock appreciation rights and other equity compensation plan or program sponsored by us or our affiliates on the same terms and conditions generally applicable to our executives. In addition, he is generally entitled to participate in all other incentive, savings and retirement plans, health and welfare plans, practices, policies and programs sponsored by us or our affiliates on the same terms and conditions as generally applicable to our executives.

The agreement provided for a stock option grant to Mr. Dreyer for 450,000 shares of our common stock with an exercise price of $0.75 per share, of which 100,000 vested on April 22, 2011 and the remainder vest over a 42-month period at a rate of 1/48th of the total shares per month, with 100% of the option becoming exercisable on October 22, 2014.

If Mr. Dreyer is terminated by us without “cause” or if he resigns for “good reason” (each as defined in the agreement), then upon his compliance with customary post-employment conditions, he will be entitled, in addition to typical earned but unpaid compensation and benefits, to: (i) six months of severance payments based on his annual base salary at such time and (ii) continued medical and welfare benefits and continued vesting of his stock options for the time period for which he is entitled to payment described in subsection (i). These same benefits, scaled to a three month period, are generally available to him or his estate in the event of Mr. Dreyer’s disability or death (with an additional three months of stock option vesting in the latter case).

In addition, upon consummation of a change of control (as defined in the agreement) all of his unvested stock options and unvested deferred compensation will immediately vest.

Steven Kane

We entered into an employment agreement with Mr. Kane on May 7, 2009, pursuant to which he served as our President and Chief Executive Officer. Mr. Kane resigned from his positions with us effective June 24, 2010.

Mr. Kane received an initial annual base salary of $325,000 and was eligible to receive an incentive bonus each fiscal year in the amount of not less than 25% of his annual base salary for such year, with the payment of such bonus based on Mr. Kane’s achievement of performance objectives established by our Board each fiscal year. He was entitled to participate in any stock option, restricted stock, stock appreciation rights and other equity compensation plan or program sponsored by us our affiliates on the same terms and conditions generally applicable to our executives and was generally entitled to participate in all other incentive, savings and retirement plans, health and welfare plans, practices, policies and programs sponsored by us or our affiliates on the same terms and conditions as generally applicable to our executives. Pursuant to the agreement, we granted Mr. Kane incentive stock options to purchase 2,000,000 shares of our common stock at an exercise price of $0.75 per share. 250,000 of the shares subject to the option vested on November 7, 2009, with the remaining shares vesting over a 42 month period at the rate of 1/48th of the total shares per month.

In connection with Mr. Kane’s resignation, effective as of June 24, 2010, we entered into a Separation Agreement and Mutual General Release (the “Kane Release”) with Mr. Kane and certain other signatories (including Brian Stewart, John P. Francis, John P. Francis’ affiliated entities (Francis Capital Management, Catalysis Partners, LLC, and Catalysis Offshore, Ltd.), Wenchen Lin, A Plus International, Inc., and other stockholder members of the group that filed a certain Schedule 13D in respect of our company on April 16, 2010). The Kane Release confirmed that his termination was considered a termination “without cause” for purposes of determining payments and benefits under his employment agreement and that he would receive the severance and benefits he is entitled to under such agreement for a termination “without cause,” provided that he waived his rights to any bonus payment, or payment for excise taxes. The Kane Release provides for a general mutual release of any and all claims occurring on or prior to resignation date and related to, involving or arising out of any act occurring prior to the execution of the Kane Release, as well as a waiver of unknown claims, a two year mutual non-disparagement clause, expiration extensions on certain stock options, and an 18-month “standstill” agreement whereby Mr. Kane agreed not to solicit proxies in regard to our company or acquire alone or with a group, beneficial ownership of more than 1% of our total outstanding shares (disregarding any shares acquired upon the exercise of options).

In connection with Mr. Kane’s resignation he received, in cash, an aggregate of $224,793 as specified above and also received a severance amount equal to his annual salary of $325,000, which is being paid over 12 months from the date of his resignation.

John Hamilton

We entered into an employment agreement with Mr. Hamilton effective as of August 9, 2010 pursuant to which he was to serve as our Chief Operating Officer and Vice President. Mr. Hamilton resigned from his positions with us effective February 1, 2011.
The term of the agreement was three years from the effective date, with automatic extensions for additional one-year terms thereafter unless either party delivered a specified advance written notice. The agreement provided for an annual base salary of $185,000, to be increased to $210,000 for the remainder of the term if our total operating income reached zero or greater for two consecutive fiscal quarters, as well as certain bonus opportunities which were not triggered. We granted him a stock option for 375,000 shares of our common stock at an exercise price of $0.75 per share, of which 93,750 would have vested on the six-month anniversary of the effective date, with the remaining shares to have vested over a 42-month period at a rate of 1/48th of the total shares per month, with 100% of the option becoming exercisable on the fourth anniversary of the effective date.

In the event of a termination of Mr. Hamilton without “cause” or a resignation by him for “good reason”, in addition to typical earned but unpaid compensation and benefits he would have been entitled to receive continued medical benefits, vesting of stock options, and severance payments based on his annual base salary at the time, all for a period of between three and six months, depending on the length of his employment with us. Upon termination of Mr. Hamilton with cause or resignation by him for other than good reason, he would have been entitled to only all accrued but unpaid compensation. No shares under his stock option were vested upon Mr. Hamilton’s resignation and accordingly the entire option was forfeited. No severance payments were made to Mr. Hamilton in connection with his resignation.

Outstanding Equity Awards at December 31, 2010

We do not have any outstanding stock awards. We also do not have outstanding any unearned awards. The following table sets forth the outstanding warrant and stock option awards held by our named executive officers at December 31, 2010.

	Warrant and Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised
	options or	options or
	Warrants	warrants	Option or warrant	Option or warrant
Name	(#) Exercisable	(#) Unexercisable (1)	exercise price	expiration date
Current executive officers:

Brian E. Stewart	750,000	1,250,000	0.80	11/15/2020
Director, President and Chief Executive Officer

Steven H. Kane	200,000	—	$1.25	4/16/2015
Former Chief Executive Officer	791,667	250,000	$0.75	9/24/2011

David Dreyer Chief Financial Officer, Treasurer and Secretary	—	450,000	0.75	10/22/2020

John Hamilton	—	325,000	$0.75	8/9/2020
Chief Operating Officer

(1) For Mr. Stewart’s stock option grant for 2,000,000 shares of our common stock, 500,000 of which vested as of the date of the grant and 250,000 of which vested and became exercisable on December 22, 2010. The remaining 1,250,000 shares will vest over a 42-month period at a rate of 1/48th of the total shares per month, with 100% of the option becoming exercisable on November 15, 2014. Mr. Dreyer’s stock option grant for 450,000 shares of our common stock, of which 100,000 will vest on April 22, 2011 and the remainder vest over a 42-month period at a rate of 1/48th of the total shares per month, with 100% of the option becoming exercisable on October 22, 2014.

Additional Narrative Disclosure

We do not currently offer a pension benefit plan or any non-qualified deferred compensation plan. For a description of payments required to be made to our named executive officers in connection with a change of control or termination of their employment, see “Narrative Discussion of Summary Compensation Table—Employment Agreements and Severance Agreements.”

Director Compensation

The following table sets forth compensation for the individuals who served as our non-employee members of our Board at any time during the year ended December 31, 2010.

					Non-	Non-
					equity	qualified
	Fees				incentive	deferred
	earned or			Option	plan	compen-	All other
	paid in		Stock	awards	compen-	sation	compen-
Name	cash ($)		awards ($)	($)(2)	sation ($)	earnings ($)	sation ($)	Total ($)
Current Directors:
John P. Francis	$—		$—	$—	$—	$—	$—	$—
Louis Glazer, MD, PhG	$—		$—	$—	$—	$—	$—	$—
Herbert Langsam	$—		$—	$—	$—	$—	$—	$—
Wenchen Lin	$—		$—	$—	$—	$—	$—	$—

Former Directors:

Howard E. Chase	$83,488	(1)	$—	$—	$—	$—	$—	$83,488
Loren L. McFarland	$64,912	(1)	$—	$—	$—	$—	$—	$64,912
Eugene Bauer, MD	$10,025	(1)	$—	$62,260	$—	$—	$—	$72,285
William Hitchcock	$10,025	(1)	$—	$49,420	$—	$—	$—	$59,445

(1) Messrs. Chase, McFarland and Hitchcock and Dr. Bauer resigned as members of our Board effective as of June 24, 2010. In connection therewith, they entered into a Separation Agreement and Mutual General Release with us (described below under “—Narrative Discussion of Director Compensation), which provided, among other things, for the payment in cash of the amounts included in the table above for each of them.

(2) Represents the grant date fair value determined in accordance with FASB ASC Topic 718 for the stock option awards granted to our non-employee directors during 2010. Mr. Hitchcock and Dr. Bauer were each granted options to acquire 50,000 shares of our common stock at an exercise price of $1.40 per share (the closing price on the date of grant) in connection with their appointment to our Board. For additional information regarding the assumptions used in determining the fair value of option awards using the Black-Scholes pricing model, please see to our Consolidated Financial Statements included in the Original 10-K Filing.

As of December 31, 2010, the individuals listed in the above table did not hold any outstanding stock awards and held the following outstanding option awards:

	Outstanding Option
	Awards
Name	at December 31, 2010
Current Directors:
John P. Francis	—
Louis Glazer, MD, PhG	180,000
Herbert Langsam	34,500
Wenchen Lin	—

Former Directors:

Loren L. McFarland	200,000	(a)
Howard E. Chase	200,000	(a)
Eugene Bauer, MD	50,000	(a)
William Hitchcock	50,000	(a)

(a) The Separation Agreement and Mutual General Release acknowledged that options to acquire 200,000 shares held by each of Messrs. McFarland and Chase, and options to acquire 50,000 shares held by each of Mr. Hitchcock and Dr. Bauer, were vested and extended the expiration date for vested options for Messrs. Chase, McFarland, Hitchcock and Dr. Bauer until June 30, 2012.

Narrative Discussion of Director Compensation

During the year ended December 31, 2010, we did not have in place any formal plans or programs providing for the payment of compensation to our non-employee directors. Payment (or accrual) of attendance fees to our non-employee directors for service on our Board was determined and approved on an ad hoc basis. As such, we did not pay or accrue any fees for service on our Board (other than fees paid to Messrs. Chase, McFarland, Hitchcock, Kane and Dr. Bauer upon their resignation as described below). Similarly, equity grants were determined and approved on an ad hoc basis. As such, we did not grant any equity awards to our non-employee directors for service on our Board other than the January 2010 equity grants to Mr. Hitchcock and Dr. Bauer upon appointment to our Board. Other than the foregoing, directors received only reimbursement of reasonable expenses for attendance at meetings of our Board and annual stockholders meeting.

In connection with the resignation of Messrs. Chase, McFarland and Hitchcock and Dr. Bauer as members of our Board, effective as of June 24, 2010, we entered into a Separation Agreement and Mutual General Release with such individuals (the “Director Release”) and certain other signatories (including Brian Stewart, John P. Francis, John P. Francis’ affiliated entities (Francis Capital Management, Catalysis Partners, LLC, and Catalysis Offshore, Ltd.), A Plus International, Inc., Wenchen Lin, and other stockholder members of the group that filed a certain Schedule 13D in respect of our company on April 16, 2010). The Director Release provides for a general mutual release of any and all claims occurring on or prior to the resignation date and related to, involving or arising out of any act occurring prior to the execution of the Director Release, as well as an agreement not to sue and a waiver of unknown claims, and a mutual two year non-disparagement clause. The Director Release also acknowledged that options to acquire 200,000 shares held by each of Messrs. McFarland and Chase, and options to acquire 50,000 shares held by each of Mr. Hitchcock and Dr. Bauer, were fully vested and extended the expiration date for Messrs. Chase, McFarland and Hitchcock and Dr. Bauer until June 30, 2012. The Director Release also provided for the payment, in cash, of the following accrued but then-unpaid director’s fees: $83,488 to Mr. Chase, $64,912 to Mr. McFarland, $10,025 to Mr. Hitchcock and $10,025 to Dr. Bauer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of our Common Stock and Series A Convertible Preferred Stock

The following table sets forth certain information regarding beneficial ownership of our common stock and our Series A Convertible Preferred Stock (“Series A Stock”) as of April 15, 2011 (1) by each person who is known by us to own beneficially more than 5% of our outstanding common stock and/or Series A Stock, (2) by each of our directors, (3) by each named executive officer identified in the table set forth under the heading “Executive Compensation—Summary Compensation Table,” and (4) by all of our executive officers and directors as a group.

	Shares Beneficially Owned (b)
	Common Stock			Series A Convertible Preferred Stock
Name and Address of Beneficial Owner (a)	Number of Shares		%	Number of Shares	%
Kinderhook Partners, LP 1 Executive Drive Suite 160 Fort Lee, NJ 07024	6,266,666	(c)	19%	—
Francis Capital Management, LLC 2400 Broadway, Suite 220 Santa Monica, CA 90404	3,207,040	(d)	10%	—	*
Compass Global Management, Ltd. c/o M&C Corporate Services limited P.O. Box 309 GT, Ugland House South Church Street, Georgetown Grand Cayman, Cayman Islands	2,600,000	(e)	8%	—	*
Cardinal Health, Inc. 7000 Cardinal Place Dublin, OH 4017	1,875,000	(f)	5%	—	*
Catalysis Partners, LLC 2400 Broadway, Suite 220 Santa Monica, CA 90404	1,718,968	(d)	5%	—	*
Radisson Trading Company RM 1502-4, Righteous Centre 585 Nathan Road, Mongkok, Kowloon, Hong Kong	3,029,333	(g)	9%	—	*
Alan Morelli 225 Mantua Road Pacific Palisades, CA 90272	1,627,252	(h)	5%	—	*
Catalysis Offshore, Ltd. 2400 Broadway, Suite 220 Santa Monica, CA 90404	1,335,432	(d)	5%	—	*
DSAM Fund LP 222 Broadway, 6th Floor New York, NY 10038	1,214,761	(i)	5%	—	*
Melanie Glazer 801 Ocean Ave., #403 Santa Monica, CA 90403	753,184	(j)	2%	10,950	100%
Zealous Income Partners, L.P. c/o Zealous, Inc. 9550 Warner Avenue, #250 Fountain Valley, CA 92708	—	(k)	*	2,600	23.7%
Brian Stewart	1,818,410	(l)	5%	—	*
John P. Francis	3,207,040	(m)	10%	—	*
Louis Glazer, MD	753,184	(n)	2%	10,950	100%
Herbert Langsam	189,212	(o)	*	—	*
Wenchen Lin	1,100,000	(p)	19%	—	*
David Dreyer	313,681	(q)	*	—
Steven Kane	1,241,665	(r)	4%	—
John Hamilton	—		—	—
All named directors and executive officers as a group (6 persons total)	7,381,527	(s)	21%	8,150	74.4%

* less than 1%

(a) The address of each person named in the table, unless otherwise indicated, is Patient Safety Technologies, Inc., 2 Venture Plaza, Suite 350 Irvine CA, 92618.

(b) To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of our common stock and/or preferred stock shown as beneficially owned by them, subject to community property laws where applicable (or other beneficial ownership shared with a spouse) and the information contained in this table and these notes.

The Series A Stock votes on all matters submitted to our stockholders for a vote, voting together with the holders of our common stock as a single class, with each share of Series A Stock entitled to one vote per share. Except in special circumstances and where mandated by law, our Series B Convertible Preferred Stock (the “Series B Stock”) is non-voting.

Beneficial ownership has been determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the power to vote or dispose of those securities.

SEC rules also treat as beneficially owned all shares that a person would receive upon exercise or conversion of stock options, warrants or other securities or rights held by that person that are immediately exercisable or convertible, or exercisable or convertible within 60 days of the determination date, which in our case is April 15, 2011. Such shares are deemed to be outstanding for the purpose of computing the number of shares beneficially owned and the percentage ownership of the person holding such options, warrants securities or other rights, but these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. On April 15, 2011, there were 33,514,550 shares of our common stock issued and outstanding and 10,950 shares of our Series A Stock issued and outstanding. Subject to the terms and conditions of our Series B Stock and to customary adjustments to the conversion rate, each share of our Series B Stock is convertible into 133 shares of our common stock so long as the number of shares of our common stock “beneficially owned” (as defined in Rule 13d-3(d)(i) under the Securities Exchange Act of 1934, as amended) by the holder, its affiliates and any persons acting as a group with such holder or its affiliates, following such conversion, does not exceed 4.9% of our outstanding common stock (after giving effect to such conversion) (the “Beneficial Ownership Limitation”). Holders of our Series B Stock may, upon not less than 61 days’ prior notice, increase or decrease the Beneficial Ownership Limitation provided that such Beneficial Ownership Limitation in no event exceeds 9.9% of the shares of common stock outstanding immediately after giving effect to such conversion. Therefore, under SEC rules, a holder who only owns Series B Stock would generally not be deemed a 5% holder because such shares cannot be converted within 60 days of the determination date. Accordingly, such a holder would not be disclosed on this table as a 5% holder. However, for holders of Series B Stock for whom disclosure is required on this table for reasons other than 5% ownership of Series B Stock (i.e., directors and executive officers), the shares underlying the Series B Stock they hold, if any, up to the 4.9% Beneficial Ownership Limit, would be included in the ownership information in this table, unless such limit would preclude any conversion of such Series B Stock.

(c) Information is based on a Schedule 13G filed jointly by Kinderhook Partners, LP (“Kinderhook”), Kinderhook GP, LLC (“KGP”), Stephen J. Clearman and Tushar Shah on April 4, 2011, which reports that all persons have shared voting power over these shares, and a Form 4 filed jointly by the same persons on April 1, 2011. These shares are held directly by Kinderhook, indirectly by KGP as the general partner of Kinderhook and indirectly by Messrs. Clearman and Shah as the managing members of KGP. Each of KGP and Messrs. Clearman and Shah disclaims beneficial ownership of the shares except to the extent of its or his pecuniary interest therein.

(d) Information is based on a Schedule 13D filed on April 16, 2010. For Francis Capital Management, includes shares of common stock beneficially owned by Catalysis Partners, LLC (“Catalysis”) and Catalysis Offshore, Ltd. Francis Capital Management, LLC acts as the investment manager for Catalysis and Catalysis Offshore, Ltd. and may be deemed to beneficially own such securities. Mr. Francis has voting and investment control over securities held by Francis Capital Management, LLC, but disclaims beneficial ownership of such securities. Excludes 10,353 shares of our Series B Stock owned by Catalysis. See footnote (b).

(e) Information is based on a Schedule 13D filed on April 16, 2010. Includes warrants to acquire 1,000,000 shares of our common stock at an exercise price of $1.40 per share, which expire August 1, 2013.

 (f) Includes warrants to purchase 1,250,000 shares of the our common stock at an exercise price of $2.00 per share and warrants to purchase 625,000 shares of our common stock at an exercise price of $4.00 per share. The warrants expire November 19, 2014.

(g) Information is based on a Schedule 13D filed on April 16, 2010 and our knowledge of the new issuance in March 2011 of 1,333,333 shares of common stock to Radisson Trading Company.

(h) Represents warrants to acquire 1,627,252 shares of our common stock at an exercise price of $0.75 per share, which expire June 5, 2011.

(i) Information is based on a Schedule 13D filed on April 16, 2010.

(j) Common stock includes (i) 226,991 shares of common stock held in various trusts for the benefit of Mrs. Glazer, (ii) 339,593 shares of common stock held in the Glazer Family Partnership, over which Mrs. Glazer shares control with her husband, Dr. Glazer, (iii) 6,600 shares held by Dr. Glazer, (iv) options to purchase 180,000 shares of our common stock held by Dr. Glazer. Series A Stock includes (i) 1,500 shares of Series A Stock held in various trusts for the benefit of Mrs. Glazer, (ii) 5,950 shares of Series A Stock held in the Glazer Family Partnership over which Mrs. Glazer shares control with her husband, Dr. Glazer and (iii) 2,600 shares of Series A Stock held, according to our records, by Zealous Income Partners, L.P. (see footnote (k) below), which are subject to an interpleader action pending before the Los Angeles Superior Court that we believe will resolve the ownership of such shares as between Mrs. Glazer and Dr. Glazer, on the one hand, an affiliate of Zealous Income Partners, L.P., on the other hand. We are presenting such 2,600 shares of Series A Stock as being owned beneficially by both Zealous Income Partners, on the one hand, and by Mrs. Glazer and Dr. Glazer, on the other hand, for purposes of this table, but we do not take any position on the ownership of such disputed shares. Dr. Glazer is a member of our Board.

(k) The Series A Stock included in the table for Zealous Income Partners are the same 2,600 shares included in the total Series A Stock included for Mrs. Glazer and Dr. Glazer. Dividends on such shares are subject to an interpleader action pending before the Los Angeles Superior Court that we believe will, in addition to resolving ownership of accrued dividends, will also resolve the ownership of such shares as between Mrs. Glazer and Dr. Glazer, on the one hand, an affiliate of Zealous Income Partners, L.P., on the other hand. We are presenting such shares as being owned by both Zealous Income Partners, on the one hand, and by Mrs. Glazer and Dr. Glazer, on the other hand, for purposes of this table, but we do not take any position on the ownership of such disputed shares or accrued dividends thereon. In addition, although our records list Zealous Income Partners as the record holder, we have been informed by an entity stating that it is the general partner of Zealous Income Partners that Zealous Income Partners was dissolved and its shares transferred to an entity named Zealous Partners. We believe that this issue will also be determined by the Los Angeles Superior Court.

(l) Includes (i) 730,000 shares of our common stock, (ii) warrants to acquire 48,000 shares of our common stock at an exercise price of $0.75 per share, which expire May 20, 2013, (ii) warrants to acquire 100,000 shares of our common stock at an exercise price of $1.40 per share, which expire August 1, 2013, (iii) warrants to acquire 41,600 shares of our common stock at an exercise price of $0.75 per share and (iv) options to purchase 898,810 shares of our common stock.

(m) Information is based on a Schedule 13D filed on April 16, 2010. Represents securities beneficially owned by Francis Capital Management, LLC. Mr. Francis has voting and investment control over securities held by Francis Capital Management, LLC. Mr. Francis disclaims beneficial ownership of such securities.

(n) Common stock includes (i) 198,971 shares of common stock held in various trusts for the benefit of Melanie Glazer, Dr. Glazer’s spouse, (ii) 28,020 shares held by Mrs. Glazer, (iii) 339,593 shares of common stock held in the Glazer Family Partnership, over which Dr. Glazer shares control with his spouse and (iv) options to purchase 180,000 shares of our common stock held by Dr. Glazer. Series A Stock includes (i) shares of Series A Stock held in various trusts for the benefit of Mrs. Glazer, (ii) shares of Series A Stock held in the Glazer Family Partnership over which Dr. Glazer shares control with his spouse and (iii) 2,600 shares of Series A Stock held, according to our records, by Zealous Income Partners, L.P. (see footnote (k) above), the accrued dividends on which are subject to an interpleader action pending before the Los Angeles Superior Court that we believe will, in addition to resolving the ownership of such accrued dividends, will also resolve the ownership of such shares as between Mrs. Glazer and Dr. Glazer, on the one hand, an affiliate of Zealous Income Partners, L.P., on the other hand. We are presenting such 2,600 shares of Series A Stock as being owned beneficially by both Zealous Income Partners, on the one hand, and by Mrs. Glazer and Dr. Glazer, on the other hand, for purposes of this table, but we do not take any position on the ownership of such disputed shares or dividends thereon.

(o) Includes options to purchase 34,500 shares of our common stock.

(p) Includes 1,100,00 shares of common stock held by A Plus International Inc. (“A Plus”), which information is based on a Schedule 13D filed on April 16, 2010, but excludes 10,353 shares of our Series B Stock owned by A Plus (see footnote (d)). Mr. Lin may be deemed the beneficial owner of the shares held by A Plus by virtue of his ownership and control of A Plus.

(q) Includes (i) 205,000 shares of our common stock and (ii) options to purchase 108,681 shares of our common stock.

(r) Includes warrants to acquire 200,000 shares of our common stock at an exercise price of $1.25 per share, which expire on April 16, 2015, and options to purchase 791,667 shares of our common stock.

(s) Includes 5,969,036 shares of common stock, options to purchase 1,222,891 shares of our common stock, and warrants to purchase 189,600 shares of our common stock. Does not include stock options and warrants granted but not beneficially owned as of April 15, 2011.

Equity Compensation Plan Information

The following table sets forth information on our equity compensation plans. All equity compensation plans have been approved by our stockholders.

	As of December 31, 2010
	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	Column (a)		Column (b)		Column (c)
Equity compensation plans approved by stockholders	3,549,000	(1)	1.11	(2)	1,950,968	(3)
Equity compensation plans not approved by stockholders	—		—		—
Total:	3,549,000		1.11		1,950,968

(1) This includes 1,221,000 options outstanding under our Amended and Restated 2005 Stock Option and Restricted Stock Plan, and 2,328,000 under our 2009 Stock Option Plan, but excludes 3,891,000 non-qualified options that were issued outside the 2005 and 2009 stock option plans. Each of these plans is described in Note 15 to our Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

(2) This weighted average exercise price includes 3,891,000 non-qualified options that were issued outside the 2005 and 2009 stock option plans. The remaining weighted term of outstanding options (including the 3,150,000 non-qualified options that were issued outside the 2005 and 2009 stock option plans) is 7.35 years.

(3) All of these shares remain available for future grants under our 2005 and 2009 Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Convertible Note Payable

During 2010, we recognized a gain on debt extinguishment of $893,000 in connection with the settlement of a convertible note payable with a previous carrying value of $1.42 million, that prior to the settlement was held by Ault Glazer Capital Partners , LLC, which was at the time of contract controlled by Milton “Todd” Ault III, our former Chairman and Chief Executive Officer and Louis Glazer, M.D. Ph.G., who is a member of our Board and who has a significant beneficial interest in our common and Series A Stock (see Note 9 to our Consolidated Financial Statements in included in the Original 10-K Filing).

A Plus International, Inc,. Wenchin Lin

During the years ended December 31, 2010 and 2009, we recognized cost of revenues of approximately $6 million and $2 million, respectively, in connection with the manufacture of surgical products used in the Safety-Sponge® System by A Plus International, Inc. (“A Plus”). Amounts for the year ended December 31, 2010 included amounts billed directly to us and shipments made on behalf of the $2,000,000 Forward Order (see Note 11). At December 31, 2010 and 2009, our accounts payable included $2.2 million and $1.6 million respectively, owed to A Plus in connection with the manufacture and supply of surgical products used in the Safety-Sponge® System. Effective June 1, 2009, the terms of our supply agreement with A Plus were clarified to provide that title to surgical products purchased, transferred to us upon receipt by A Plus at its Chino, California warehouse. Wenchin Lin, a director and significant beneficial owner of our stock is a founder and significant owner of A Plus, and controls A Plus. On June 24, 2010, A Plus converted $1.0 million of accounts payable owed to A Plus into 10,000 shares of Series B Preferred Stock. For additional information about the offering of our Series B Stock see “Item 5 - Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in the Original 10-K filing and Note 12 of the consolidated financial statements included in the Original 10-K Filing.

Radisson Trading Company

On March 29 and March 30, 2011, we closed on a private placement financing raising $7.1 million through the issuance of 9.333 million shares of our $0.33 par value common stock at a selling price of $0.75 per share. In addition, Radisson Trading Company, which beneficially owns more than 5% of our common stock, purchased 1,333,333 shares for a purchase price of $1,000,000. For additional information about this private placement, see Note 21 of the consolidated financial statements included in the Original 10-K Filing.

Kane Aviation

Prior to June 24, 2010, from time to time, we used the services of an aircraft-owning partnership principally owned by Steven H. Kane, our former Chief Executive Officer, for air travel. During the years ended December 31, 2010 and 2009, we incurred $19,000 and $16,000 respectively, of expenses related to the use of such air travel services.

Francis Capital Management

On June 24, 2010, Catalysis Partners, LLC, invested $1.0 million in our Series B Preferred Stock. For additional information about the offering of our Series B Stock see “Item 5—Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in the Original 10-K Filing and Note 12 of the consolidated financial statements included in the Original 10-K Filing. John P. Francis, a member of our Board, has voting and investment control over securities held by Francis Capital Management, LLC, which acts as the investment manager for Catalysis Partners, LLC.

Release and Separation Agreements

In connection with the sale of our Series B Stock (see Note 12 & 16 of the consolidated financial statements included in the Original 10-K Filing), Steven H. Kane, our former chief executive officer, resigned from his positions with us, and Howard E. Chase, Loren McFarland, Eugene A. Bauer, MD, and William M. Hitchcock also resigned as members of our Board and received certain severance benefits. For additional information about the severance benefits paid, see “Summary Compensation Table”, “Narrative Disclosure to Summary Compensation Table” and “Director Compensation.”

In connection with Mr. Kane’s resignation, we entered into the Kane Release, described in more detail above under “Narrative Disclosure to Summary Compensation Table—Employment Agreements and Severance Agreements–Steven Kane”. Under the Kane Release, Mr. Kane was entitled to receive 12 months of salary and health payments ($325,000), payable over the 12 months following his resignation, and waived his rights to any bonus payment, or payment for excise taxes. The Kane Release also provided for the payment to Mr. Kane, in cash, of an aggregate $224,793 as payment in full for all accrued director fees and salary, accrued vacation, and accrued severance benefits of $325,000 as of June 30, 2010 as provided in his employment agreement.

In connection with the resignation of Messrs. Chase, McFarland and Hitchcock and Dr. Bauer as members of our Board, effective as of June 24, 2010, we entered into the Director Release, described in more detail above under “Director Compensation”. The Director Release provided for the payment, in cash, of the following accrued but then-unpaid director’s fees: $83,488 to Mr. Chase, $64,912 to Mr. McFarland, $10,025 to Mr. Hitchcock and $10,025 to Dr. Bauer.

Cardinal Health

We are party to a Supply and Distribution Agreement with Cardinal Health, which beneficially owns at least 5% of our common stock and which is our exclusive distributor in the U.S., Puerto Rico and Canada. In March 2011, we and Cardinal Health signed an amendment to the Supply and Distribution Agreement (the “Amended Supply and Distribution Agreement”). The Amended Supply and Distribution Agreement revised a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding setting target inventory levels and defining a formula for determining what excess inventory is of our products held by Cardinal Health. Cardinal Health has agreed to not sell any of the $10.0 million stocking order inventory until calendar year 2012, and we have agreed to a methodology for how Cardinal Health will sell this inventory to our customers, so there is a more orderly release throughout the 2012 year that more reasonably minimizes its impact to our revenues and cash flow during 2012. For more information about the Amended Supply and Distribution Agreement see “Item 1—Business—Customers and Distribution” of the Original 10-K Filing and Note 21 of the consolidated financial statements included in the Original 10-K Filing.

For additional information relating to our related party transactions, see Note 16 to our consolidated financial statements included in the Original 10-K Filing.

Independence of the Board of Directors

Our Board has affirmatively determined that Mr. Francis and Mr. Langsam, are each “independent” as that term is defined in the Nasdaq listing rules. In addition, our Board determined that the following former directors, who resigned during 2010, were also “independent” under Nasdaq listing rules: Eugene Bauer, MD, Howard E. Chase, William Hitchcock and Loren L. McFarland.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

For the years ended December 31, 2010 and 2009, the aggregate fees billed by Squar, Milner, Peterson, Miranda & Williamson LLP were as follows:

	For the year ended December 31,
	2010	2009
Audit Fees	$185,278	$234,648
Audit-Related Fees	18,609	10,068
Total Fees	$203,887	$244,716

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

Policies and Procedures Relating to Approval of Services by Auditor

Our Board functioning as our Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditors. The Board will consider whether the provision of non-audit services is compatible with maintaining the independent auditor’s independence, and will approve such services, should such a situation arise.

Consistent with SEC rules regarding auditor independence, the Board has responsibility for appointing, as well as setting the compensation and overseeing the work of, the independent registered public accounting firm. In addition, although permitted by Section 202 of the Sarbanes-Oxley Act of 2002 to pre-approve the provisions of audit and non-audit services by our independent auditor, the Audit Committee does not currently have in place formal pre-approval policies and procedures. As such, the Board currently approves each engagement of our independent auditor for audit and permitted non-audit services. Thus, all services provided by Squar, Milner, Peterson, Miranda & Williamson LLP during 2010, as described above, were approved by the Board in advance of Squar, Milner, Peterson, Miranda & Williamson LLP providing such services.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day April 2011.

PATIENT SAFETY TECHNOLOGIES, INC.

By:	/s/ Brian E. Stewart
Name:	Brian E. Stewart
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian E. Stewart	Director, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2011
Brian E. Stewart

/s/ David Dreyer	Executive Vice President, Chief Financial Officer (Principal Financial Officer and	April 29, 2011
David Dreyer	Principal Accounting Officer), Secretary

*	Director
John P. Francis		April 29, 2011

*	Director
Louis Glazer, M.D., Ph.G.		April 29, 2011

*	Director
Herbert Langsam		April 29, 2011

*	Director
Wenchen Lin		April 29, 2011

* By:	/s/ Brian E. Stewart
Brian E. Stewart, as attorney-in-fact

EXHIBIT INDEX

Agreements included as exhibits to this annual report on Form 10-K/A are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about our company (including its consolidated subsidiary) or the other parties to the agreements. Where an agreement contains representations and warranties by any party, those representations and warranties have been made solely for the benefit of the other parties to the agreement or express third-party beneficiaries as explicitly set forth in the agreement. Any such representations and warranties:

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

2.1
Agreement and Plan of Merger and Reorganization, dated as of February 3, 2005, by and among Franklin Capital Corporation (n/k/a Patient Safety Technologies, Inc.), SurgiCount Acquisition Corp., SurgiCount Medical, Inc., Brian Stewart and Dr. William Stewart (incorporated by reference to our current report on Form 8-K filed with the SEC on February 9, 2005 )

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Appendix A to the our definitive proxy statement on Schedule 14A filed with the SEC on July 13, 2009 )

3.2	By-laws (incorporated by reference to the company’s Form N-2 filed with the SEC on July 31, 1992)

4.1	Certificate of Designation of Series A Convertible Preferred Stock (included in Exhibit 3.1 hereto)

4.2	Certificate of Designation of Series B Convertible Preferred Stock (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010) )

10.1***
Supply and Distribution Agreement dated effective November 19, 2009, by and between Patient Safety Technologies, Inc. and Cardinal Health 200, LLC ( incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009 )

10.2
Warrant Purchase Agreement dated effective as of November 19, 2009 by and between Patient Safety Technologies, Inc. and Cardinal Health, Inc. ( incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009 )

10.3
Registration Rights Agreement dated effective as of November 19, 2009, by and between Patient Safety Technologies, Inc. and Cardinal Health, Inc. ( incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009 )

10.4
Warrant dated November 19, 2009 issued to Cardinal Health, Inc. to purchase up to 1,250,000 shares of our common stock at $2.00 per share, expiring November 19, 2014 ( incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009 )

10.5
Warrant dated November 19, 2009 issued to Cardinal Health, Inc. to purchase up to 625,000 shares of our common stock at $4.00 per share, expiring November 19, 2014 ( incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009 )

10.6
Exclusive License and Supply Agreement dated May 15, 2008, by and among SurgiCount Medical, Inc. and A Plus International, Inc. ( incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2010)

10.7
Subscription Agreement dated January 26, 2007 between Patient Safety Technologies, Inc. and A Plus International, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on February 2, 2007)

10.8
Form of Exchange Agreement dated July 29, 2009 between Patient Safety Technologies, Inc. and certain investors (incorporated by reference to our current report on Form 8-K filed with the SEC on August 3, 2009)

10.9
Form of Purchase Agreement dated July 29, 2009 between Patient Safety Technologies, Inc. and certain investors (incorporated by reference to our current report on Form 8-K filed with the SEC on August 3, 2009)

10.10	Form of Senior Secured Note and Warrant Purchase Agreement dated January 29, 2009 (incorporated by reference to our current report on Form 8-K filed with the SEC on February 3, 2009)

10.11	Form of Security Agreement dated January 29, 2009 (incorporated by reference to our current report on Form 8-K filed with the SEC on February 3, 2009 )

10.12	Form of Senior Secured Note dated January 29, 2009 (incorporated by reference to our current report on Form 8-K filed with the SEC on February 3, 2009 )

10.13
Form of Warrant dated January 29, 2009 to purchase shares of our common stock at $1.00 per share, expiring January 29, 2014 ( incorporated by reference to our current report on Form 8-K filed with the SEC on February 3, 2009 )

10.14	Form of Securities Purchase Agreement dated August 1, 2008 (incorporated by reference to our current report on Form 8-K filed with the SEC on August 14, 2008)

10.15	Registration Rights Agreement dated August 1, 2008 (incorporated by reference to our current report on Form 8-K filed with the SEC on August 14, 2008)

10.16
Form of Warrant dated August 1, 2008 to purchase shares of our common stock at $1.40 per share, expiring August 1, 2013 ( incorporated by reference to our current report on Form 8-K filed with the SEC on August 14, 2008 )

10.17	Form of Securities Purchase Agreement dated May 20, 2008 (incorporated by reference to our current report on Form 8-K filed with the SEC on June 2, 2008 )

10.18	Registration Rights Agreement dated May 20, 2008 (incorporated by reference to our current report on Form 8-K filed with the SEC on June 2, 2008 )

10.19
Form of Warrant dated May 27, 2008 to purchase shares of our common stock at $1.40 per share, expiring May 27, 2013 ( incorporated by reference to our current report on Form 8-K filed with the SEC on June 2, 2008 )

10.20
Securities Purchase Agreement dated as of October 17, 2007 between Patient Safety Technologies and Francis Capital Management, LLC ( incorporated by reference to our current report on Form 8-K filed with the SEC on October 22, 2007 )

10.21
Registration Rights Agreement dated as of October 17, 2007 between Patient Safety Technologies and Francis Capital Management, LLC ( incorporated by reference to our current report on Form 8-K filed with the SEC on October 22, 2007 )

10.22
Secured Convertible Promissory Note issued August 10, 2007 with an effective date of June 1, 2007 to Ault Glazer Capital Partners, LLC in the amount of $2,530,558.40 (incorporated by reference to our current report on Form 8-K filed with the SEC on August 16, 2007)

10.23
Amendment and Early Conversion of Secured Promissory Note dated as of September 5, 2008 between Ault Glazer Capital Partners, LLC ( incorporated by reference to our annual report on Form 10-K filed with the SEC on April 16, 2009)

10.24	Security Agreement dated August 10, 2007 in favor of Ault Glazer Capital Partners, LLC (incorporated by reference to our current report on Form 8-K filed with the SEC on August 16, 2007)

10.25
Guaranty of Payment by SurgiCount Medical, Inc. in favor of Ault Glazer Capital Partners, Inc. in connection with the $2,530,558.40 Promissory Note issued August 10, 2007 ( incorporated by reference to our current report on Form 8-K filed with the SEC on August 16, 2007 )

10.26	Form of Subscription Agreement entered into between March 7, 2007 to April 5, 2007 (incorporated by reference to our annual report on Form 10-K filed with the SEC on May 16, 2007)

10.28
Subscription Agreement dated January 29, 2007 between Patient Safety Technologies, Inc. and David Wilstein and Susan Wilstein, as Trustees of the Century Trust (incorporated by reference to our current report on Form 8-K filed with the SEC on February 2, 2007)

10.29
Form of Warrant dated January 29, 2007 issued to Century Trust to purchase 12,000 shares of our common stock at $2.00 per share, expiring January 29, 2012 ( incorporated by reference to Exhibit C to Exhibit 10.4 to our current report on Form 8-K filed with the SEC on February 2, 2007 )

10.30
Form of Warrant dated September 8, 2006 issued to Steven J. Caspi to purchase up to $312,500 of shares of our common stock (consisting of 250,000 shares of our common stock at $1.25 per share, or a combination of shares of our common stock and shares of common stock of our subsidiary, SurgiCount Medical, Inc.), expiring September 8, 2011 ( incorporated by reference to our amended current report on Form 8-K/A filed with the SEC on March 1, 2007 )

10.31
Form of SurgiCount Medical, Inc. Warrant dated September 8, 2006 issued to Steven J. Caspi to purchase up to $312,500 in shares of common stock of SurgiCount Medical, Inc. (or 250,000 shares of our common stock at $1.25 per share), expiring September 8, 2011 ( incorporated by reference to our amended current report on Form 8-K/A filed with the SEC on March 1, 2007 )

10.32
Form of Warrant dated November 3, 2006 issued to Charles J. Kalina III to purchase 100,000 shares of our common stock at $1.25 per share, expiring November 3, 2011 ( incorporated by reference to our annual report on Form 10-K filed with the SEC on May 16, 2007)

10.33
Form of Warrant dated July 12, 2006 issued to Charles J. Kalina III to purchase 85,000 shares of our common stock at $2.69 per share, expiring July 11, 2011 ( incorporated by reference to our current report on Form 8-K filed with the SEC on July 14, 2006 )

10.34
Warrant dated June 6, 2006 issued to Alan E. Morelli to purchase 401,460 shares of our common stock at $3.04 per share, expiring June 6, 2011 ( incorporated by reference to our current report on Form 8-K filed with the SEC on June 9, 2006 )

10.35
Form of non-callable Warrant dated April 22, 2005 issued to James Colen to purchase 10,000 shares of our common stock at $6.05 per share, expiring April 22, 2010 ( incorporated by reference to our current report on Form 8-K filed with the SEC on April 26, 2005 )

10.36
Form of callable Warrant dated April 22, 2005 issued to James Colen to purchase 10,000 shares of our common stock at $6.05 per share, expiring April 22, 2010 ( incorporated by reference to our current report on Form 8-K filed with the SEC on April 26, 2005 )

10.37	Lease for 43460 Ridge Park Drive, Temecula, California (incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2010 )

10.38	Sublease for 5 Caufield Place, Suite 102, Newtown, Pennsylvania (incorporated by reference to our current report on Form 8-K filed with the SEC on January 7, 2010)

10.39**	2005 Stock Option Plan (incorporated by reference to Appendix A to our definitive proxy statement on Schedule 14A filed with the SEC on March 2, 2005 )

10.40**	2009 Stock Option Plan (incorporated by reference to Appendix B to our definitive proxy statement on Schedule 14A filed with the SEC on July 13, 2009 )

10.41**	Form of Stock Option Agreement (incorporated by reference to our registration statement on Form S-8 filed with the SEC on February 16, 2010 )

10.42**	Employment Agreement dated May 7, 2009 between Patient Safety Technologies Inc. and Steven H. Kane ( incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 20, 2009)

10.43**
Employment Agreement dated effective as of November 24, 2009 between Patient Safety Technologies Inc. and Marc L. Rose ( incorporated by reference to our current report on Form 8-K filed with the SEC on December 1, 2009 )

10.44**
Employment Agreement dated January 5, 2009 between Patient Safety Technologies, Inc. and David I. Bruce ( incorporated by reference to our annual report on Form 10-K filed with the SEC on April 16, 2009 )

10.45**
Separation Agreement and General Release dated May 6, 2009 between Patient Safety Technologies, Inc. and David Bruce (incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 20, 2009)

10.46**
Executive Services Agreement dated July 11, 2008 between Patient Safety Technologies, Inc. and Tatum, LLC for the services of Mary A. Lay (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 16, 2009)

10.47**
Employment Agreement dated January 5, 2009 between Patient Safety Technologies, Inc. and Brian Stewart (incorporated by reference to our amended annual report on Form 10-K/A filed with the SEC on July 13, 2009)

10.48**
Form of Indemnification Agreement with Directors and Executive Officers dated effective June 1, 2010 (with then current directors and executive officers) and dated effective June 24, 2010 and October 22, 2010 with each of Messrs. Stewart and Dreyer (incorporated by reference to our current report on Form 8-K filed with the SEC on June 6, 2010)

10.49	Convertible Preferred Stock Purchase Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.50	Registration Rights Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.51	Separation and Release Agreement with Messrs. Chase, McFarland, Hitchock and Bauer (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.52	Separation and Release Agreement with Steven H. Kane (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.53	Amendment to Employment Agreement with Marc L. Rose (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.54	Employment Agreement with John A. Hamilton (incorporated by reference to our current report on Form 8-K filed with the SEC on August 9, 2010)

10.55	Tax Escrow Agreement (incorporated by reference to our current report on Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010)

10.56	Employment Agreement with David Dreyer (incorporated by reference to our current report on Form 8-K filed with the SEC on October 28, 2010)

10.56	Employment Agreement with Brian E. Stewart (incorporated by reference to our current report on Form 8-K filed with the SEC on November 18, 2010)

10.57	Office Building Lease dated September 15, 2010 (incorporated by reference to our current report on Form 8-K filed with the SEC on September 20, 2010)

10.58	Sub-Lease Agreement dated as of November 18, 2010 (incorporated by reference to our current report on Form 8-K filed with the SEC on November 30, 2010)

10.59	Settlement Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 3, 2011)

10.60**	2009 Stock Option Plan Stock Option Agreement, grant date November 15, 2010 — Brian Stewart (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 14, 2011)

10.61**	Non Plan Stock Option Agreement, grant date November 15, 2010 — Brian Stewart (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 14, 2011)

10.62**	2009 Stock Option Plan Stock Option Agreement, grant date October 22, 2010 — David Dreyer (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 14, 2011)

10.63**	Non Plan Stock Option Agreement, grant date October 22, 2010 — David Dreyer (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 14, 2011)

14.1	Code of Business Conduct and Ethics (incorporated by reference to our amended annual report on Form 10-K/A filed with the SEC on July 13, 2009)

21.1	Subsidiary of the company (incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2010)

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 14, 2011)

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

*	Filed herewith.

**	Management or compensatory plan or arrangement.

***	Confidential treatment requested for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.