Form 10-Q
period 2011-03-31
Patient Safety Technologies, Inc
filed 2011-05-23
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

2 Venture Plaza, Suite 350, Irvine, CA 92618
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

The number of outstanding shares of the registrant’s common stock, par value $0.33 per share, as of  May 23, 2011 was 33,514,393.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our forward-looking statements relate to future events or our future performance and include, but are not limited to, statements concerning our business strategy, future commercial revenues, market growth, capital requirements, new product introductions, expansion plans and the adequacy of our funding. Other statements contained in this Report that are not historical facts are also forward-looking statements.  You can sometimes identify forward-looking statements by our use of forward-looking words like “may,” “will,” “could,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “seeks,” “predicts,” “potential,” or “continue” or the negative of these terms and other similar expressions and terminology.

We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to us. Although we believe that the plans, objectives, expectations and intentions reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future.  Accordingly, we cannot guarantee that our plans, objectives, expectations or intentions will be achieved.  Our actual results, performance (financial or operating) or achievements could differ from those expressed in or implied by any forward-looking statement in this report as a result of many known and unknown factors, many of which are beyond our ability to predict or control, and those differences may be material.  These factors  include, but are not limited to, those described under the caption “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 filed on April 14, 2011 and amended on April 29, 2011, including without limitation the following:

•	the early stage of adoption of our Safety-Sponge® System and the need to expand adoption of our Safety-Sponge® System;

•	the impact on our future revenues and cash flow from the ordering patterns of our exclusive distributor, Cardinal Health, Inc.;

•	our need for additional financing to support our business;

•	our reliance on third-party manufacturers, some of whom are sole-source suppliers, and on our exclusive distributor; and

•	any inability to successfully protect our intellectual property portfolio

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

 HELPFUL INFORMATION

As used throughout this quarterly report on Form 10-Q, the terms “the Company,” “the registrant,” “we,” “us,” and “our” mean Patient Safety Technologies, Inc., a Delaware corporation, together with its consolidated subsidiary, SurgiCount Medical Inc., a California Corporation, unless the context otherwise requires.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATIENT SAFETY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,089,395	$1,896,034
Restricted cash	223,630	223,630
Accounts receivable	457,153	772,381
Inventories, net	927,677	1,110,832
Prepaid expenses	62,404	104,628
Total current assets	7,760,259	4,107,505

Property and equipment, net	930,474	979,833
Goodwill	1,832,027	1,832,027
Patents, net	2,707,847	2,789,083
Other assets	43,988	39,038
Total assets	$13,274,595	$9,747,486

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$618,252	$2,605,669
Warrant derivative liability	781,420	991,682
Deferred revenue	869,163	1,477,720
Accrued liabilities	864,679	942,472
Total current liabilities	3,133,514	6,017,543

Commitments and contingencies (Note 12)

Stockholders’ equity :
Series A preferred stock, $1.00 par value, cumulative 7% dividend: 1,000,000 shares authorized; 10,950 issued and outstanding at March 31, 2011 and December 31, 2010; (Liquidation preference of $1.1 million at March 31, 2011 and December 31, 2010)	10,950	10,950
Series B convertible preferred stock, $1.00 par value, cumulative 7% dividend: 150,000 shares authorized; 62,634 issued and outstanding at March 31, 2011 and 61,589 issued and outstanding at December 31, 2010; (Liquidation preference of $6.3 million at March 31, 2011 and $6.2 million at December 31, 2010)	62,634	61,589
Common stock, $0.33 par value: 100,000,000 shares authorized; 33,514,393 shares issued and outstanding at March 31, 2011 and 23,956,063 shares issued and outstanding at December 31, 2010	11,059,750	7,905,501
Additional paid-in capital	56,365,275	52,356,930
Accumulated deficit	(57,357,528)	(56,605,027)
Total stockholders’ equity	10,141,081	3,729,943
Total liabilities and stockholders’ equity	$13,274,595	$9,747,486

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Revenues	$1,970,656	$2,364,819
Cost of revenue	1,041,101	1,088,887
Gross profit	929,555	1,275,932

Operating expenses:
Research and development	29,462	33,331
Sales and marketing	659,036	994,116
General and administrative	1,071,896	1,651,861
Total operating expenses	1,760,394	2,679,308

Operating loss	(830,839)	(1,403,376)

Other income (expense)
Interest expense	(4,192)	(6,333)
Gain on change in fair value of warrant derivative liability	210,262	1,718,738
Other income	—	51,944
Total other income	206,070	1,764,349

Income (loss) before income taxes	(624,769)	360,973
Income tax (provision) benefit	(3,773)	32,573
Net income (loss)	(628,542)	393,546
Preferred dividends	(123,959)	(19,163)
Net income (loss) applicable to common stockholders	$(752,501)	$374,383

Income (loss) per common share
Basic	$(0.03)	$0.02

Diluted	$(0.03)	$0.01

Weighted average common shares outstanding:
Basic	24,200,785	23,456,063

Diluted	24,200,785	25,199,632

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010

Operating activities:

Net income (loss)	$(628,542)	$393,546
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	130,459	136,411
Amortization of patents	81,236	81,236
Stock based compensation	149,694	324,239
Gain on change in fair value of warrant derivative liability	(210,262)	(1,718,738)
Change in deferred tax liability	—	(32,573)
Changes in operating assets and liabilities:
Accounts receivable	315,228	(94,397)
Inventories	183,155	(40,413)
Prepaid expenses	42,224	36,832
Other assets	(4,950)	9,997
Accounts payable	(1,987,417)	766,954
Accrued liabilities	(65,053)	(187,772)
Deferred revenue	(608,557)	(876,928)
Net cash used in operating activities	(2,602,785)	(1,201,606)

Investing activities:
Purchase of property and equipment	(81,100)	(437,504)
Net cash used in investing activities	(81,100)	(437,504)

Financing activities:
Proceeds from issuance of common stock	7,112,500	—
Capital lease principle payments	—	(5,424)
Payments for stock issuance costs	(215,795)	—
Payments of convertible preferred stock series B dividends	(296)	—
Payments of preferred stock series A dividends	(19,163)	(19,163)
Net cash provided by (used in) financing activities	6,877,246	(24,587)

Net (decrease) increase in cash and cash equivalents	4,193,361	(1,663,697)
Cash and cash equivalents at beginning of period	1,896,034	3,446,726
Cash and cash equivalents at end of period	$6,089,395	$1,783,029

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$3,773	$12,570
Non cash investing and financing activities:
Dividends accrued	$—	$19,163
Payment of Series B preferred dividends in preferred B shares	$104,500	$—
Issuance of common shares previously earned	$24,750	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS

Patient Safety Technologies, Inc. (the "Company", “us”,“we”) is a Delaware corporation. The Company’s operations are conducted through its wholly-owned operating subsidiary, SurgiCount Medical, Inc. (“SurgiCount”), a California corporation.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable sections of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to make the financial statements not misleading. The condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited financial statements. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (as amended).  Results of the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the twelve months December 31, 2011.

Principles of Consolidation

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2011 presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Use of Estimates

The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  These estimates and assumptions include, but are not limited to, assessing the following: the valuation of accounts receivable and inventory, impairment of goodwill and other intangible assets, the fair value of stock-based compensation, derivative liabilities, valuation allowance related to deferred tax assets, warranty obligations, provisions for returns and allowances and the determination of assurance of the collection of revenue arrangements.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

Revenue Recognition

Revenue related to surgical products is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectability is reasonably assured and risk of loss transfers, usually when products are shipped.  Advanced payments are classified as deferred revenue and recognized as product is shipped to the customer.  Reimbursements related to scanners and related equipment provided to hospitals are recognized on a straight-line basis over the expected term of the related customer contract, while the cost of the scanners and related equipment is carried in hardware equipment within property, plant and equipment and depreciated as a component of cost of revenue over its estimated useful life.  Generally, the expected term of the customer contracts and the estimated useful life of the scanners are both 3 years.  Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  Revenue is recorded net of any rebates given to the buyer.

Recent Accounting Pronouncements

Newly Adopted Accounting Standards

In December 2010, the FASB issued an update to existing guidance on the calculation of impairment of goodwill. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted this guidance on January 1, 2011, and will evaluate the impact, if any, on its consolidated financial statements if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred since December 31, 2010, that would trigger further impairment testing of the Company’s intangible assets with finite lives subject to amortization.

Other accounting standards and exposure drafts, such as exposure drafts related to revenue recognition, lease accounting, loss contingencies, comprehensive income and fair value measurements, that have been issued or proposed by the FASB or other standards setting bodies that do not require adoption until a future date, are being evaluated by the Company to determine whether adoption will have a material impact on the Company’s consolidated financial statements.

3. EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is determined by dividing the earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding. The Company complies withFinancial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260-10 Earnings Per Share (previously Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share ), which requires dual presentation of basic and diluted earnings (loss) per share on the face of the condensed consolidated statements of operations. Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if convertible preferred stock or notes, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

For the period ended March 31, 2010, the shares associated with the convertible preferred stock plus only the warrants and options that have a value in excess of the average stock price during the three months period ending March 31, 2010 are included in calculating diluted earnings per share. Because the effects of outstanding options, warrants and the conversion of convertible preferred stock are anti-dilutive, shares of common stock underlying these instruments as shown below have been excluded from the computation of loss per common share for the period ended March 31, 2011.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended
	March 31,
	2011	2010
Basic
Income (loss) available to common stockholders	$(752,201)	$374,383
Weighted average common shares outstanding (basic)	24,200,785	23,456,063
Basic income (loss) per common share	$(0.03)	$0.02

Diluted
Income (loss) available to common stockholders	$(752,201)	$374,383
Weighted average common shares outstanding	24,200,785	23,456,063
Assumed exercise of options	-	357,800
Assumed exercise of warrants	-	885,769
Assumed conversion of Series B preferred stock	-	500,000
Common and potential common shares	24,200,785	25,199,632
Diluted income (loss) per common share	$(0.03)	$0.01

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were anti-dilutive	23,316,168	13,005,513

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:
	As of
	March 31,	December 31,
	2011	2010
Computer software and equipment	$1,116,378	$1,100,003
Furniture and equipment	60,804	57,143
Hardware for customer use	1,473,155	1,417,948
Property and equipment, gross	2,650,337	2,575,094
Less: accumulated depreciation	(1,719,863)	(1,595,261)
Property and equipment, net	$930,474	$979,833

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

Depreciation expense for the three months ended March 31, 2011 and 2010 was $130 thousand and $136 thousand, of which $106 thousand and $55 thousand was recorded as hardware cost of revenues, respectively.

5. DEFERRED REVENUE

Deferred revenue consists of the following:

	March 31, 2011	December 31, 2010

Cardinal Health advance payment on purchase order	$451,645	$1,079,434
Scanner reimbursement revenue	417,518	398,286
Total	$869,163	$1,477,720

In connection with the execution of the Supply and Distribution Agreement in November 2009 between the Company and Cardinal Health, Cardinal Health issued a $10.0 million stocking purchase order for products used in our Safety-Sponge® System that called for deliveries of stocking inventory over a 12-month period (the “Forward Order”).  Cardinal Health paid us $8.0 million as partial pre-payment of the Forward Order, and agreed to pay $2.0 million directly to A Plus, to pay for product when A Plus invoices the Company.  Cardinal Health also agreed to place a second $5.0 million stocking purchase order prior to the end of the third quarter of 2010, based on whether the Company achieved certain conditions, including a minimum targeted customer sales threshold.  Both Cardinal Health and the Company jointly agreed in late 2010 not to go forward with this second stocking purchase order.  Cardinal Health also agreed to maintain normal ordering patterns and volumes for purchasing our Safety-Sponge® products throughout 2010 and not use any of the inventory delivered under the Forward Order to meet immediate hospital demand.  In late 2010 Cardinal Health requested to change the product mix of the Forward Order.  The Company agreed to this change. However, because the products Cardinal Health requested were not immediately available, Cardinal agreed to take delivery of the remaining inventory on a modified schedule.  As of March 31, 2011 we had delivered approximately $9.5 million of the Forward Order, and we anticipate delivering the remaining $0.5 million of Forward Order inventory in the second quarter of 2011.   The net effect is we recognized $8.9 million of revenue related to the Forward Order in 2010, and recognized $0.6 million of revenue related to the Forward Order in the first quarter 2011 and will recognize the last remaining $0.5 million of Forward Order in the second quarter 2011.

In March 2011, we and Cardinal Health signed an amendment to the Supply and Distribution agreement (the “Amended Supply and Distribution Agreement”).  The Amended Supply and Distribution Agreement revised a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding setting target inventory levels and defining a formula for determining what excess inventory is of our products held by Cardinal Health.   Cardinal Health has agreed to not sell any of the Forward Order inventory until 2012, and we have agreed to a methodology for how Cardinal Health will sell this inventory to our customers, so there is a more orderly release throughout 2012 that more reasonably minimizes its impact to the Company’s revenue and cash flow during 2012. In addition, the Amended Supply and Distribution Agreement gives the Company the right to buy-back at cost any inventory of our products held by Cardinal that exceeds 60 days worth of sales. All other terms remain the same.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

6. STOCKHOLDERS’ EQUITY

Common Stock Private Placement

On March 29 and March 30, 2011, the Company closed a private placement financing raising $7.1 million through the issuance of 9.483 million shares of the Company’s $0.33 par value common stock at a selling price of $0.75 per share.  The buyers of the common stock were accredited investors under Rule 501(a) of Regulation D of the Securities Act of 1933, and included Kinderhook Partners, L.P. (“Kinderhook”), A Plus International (“A Plus”) and certain members of management.  Wenchen (“Wayne”) Lin, a member of our Board of Directors (“Board”) is founder and significant beneficial owner of A Plus.  Kinderhook is an investment fund based in Fort Lee, NJ.

In connection with the private placement, we also entered into a Registration Rights Agreement with the Buyers to provide for certain registration rights (the “2011 Registration Rights Agreement”).  Pursuant to the 2011 Registration Rights Agreement, we agreed to file a registration statement to register the shares of the common stock issued, as well as any other shares of common stock held by the Holders on the closing date, along with future common shares for the Holders of the Series B Convertible Preferred Stock, (collectively “the Holders”), within 45 days of the closing date.  Under the terms of the March 2011 Registration Rights Agreement, the Company shall be liable to pay each of Holders in cash liquidated damages in an amount equal to 1.5% of their respective investment in the event that the required registration statement is not filed within 45 days of the Closing Date.  There is no provision for a maximum amount of liquidated damages payable by the Company under this agreement, unless the Holders waive such penalties. In addition to the foregoing mandatory registration, we also granted the Holders demand and “piggyback” registration rights.  We have agreed to pay substantially all of the costs and expenses related to the filing of the registration statements and underwriting any public offering required pursuant to the Registration Rights Agreement. See Part II in this form 10-Q for additional information.

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

The Company failed to comply with the registration provisions of the 2008 agreements; however (I) the Company believes it has legal defenses, with respect to a significant portion of these liquidated damages, based on statutes that operate to limit liquidated damages and (II) obtained waivers from some of the Investors who were large purchasers in these private placements.  Based on waivers already received by the Company from these Investors, but without giving effect to any legal defenses, the Company estimates that its maximum exposure for damages under these agreements as of March 31, 2011 is approximately $86 thousand.  However, the Company does not believe that it is probable that losses will ever be incurred related to these liquidated damages, and therefore has not recorded any accrual as of March 31, 2011 relating to potential damages under these agreements. See Part II in this form 10-Q for additional information.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

7. WARRANTS

The following table summarizes warrants to purchase common stock activity for the period ended March 31, 2011:

	Number of warrants	Range of Exercise Price

Warrants outstanding December 31, 2010	7,294,919	$0.75 - 4.50
Issued	—	—
Cancelled/Expired	(30,000)	$4.50
Warrants outstanding March 31, 2011	7,264,919	$0.75 – 4.00

At March 31, 2011, stock purchase warrants will expire as follows:

	# of Warrants	Range of Exercise Price
2011	2,104,752	0.75-2.00	*
2012	818,000	2.00
2013	1,946,959	0.75-1.40	*
2014	1,890,000	1.82-4.00
2015	505,208	1.25
Total	7,264,919	0.75-4.00

* Included are certain warrants which contain anti-dilution rights if the Company grants or issues securities for less than exercise price.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

8. FAIR VALUE MEASUREMENTS

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

Financial Instruments Measured at Fair Value on a Recurring Basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis.  At March 31, 2011, the Company had a total of 2,567,686 outstanding warrants to purchase common shares of its stock that are classified as warrant derivative liabilities with a fair value of $781 thousand.  The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them.

The Company estimates the fair value of these warrants and embedded conversion features using the Monte Carlo simulation option price model.  In applying the Monte Carlo simulation model, the Company used the following assumptions to value its derivative liabilities during the three months ended March 31, 2011:

For the three months ended
March 31, 2011
Annual dividend yield	—
Expected life (years)	0.25-2.13
Risk-free interest rate	0.09%-0.80%
Expected volatility	85%

The following table reconciles the warrant derivative liability measured at fair on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011:

December 31, 2010	$991,682
Transfers in	—
Transfers out	—
Realized gain included in earnings	(210,262)
March 31, 2011	$781,420

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

9. STOCK OPTION PLANS

 The following tables set forth information on our equity compensation plans. All equity compensation plans have been approved by our stockholders.

All options that the Company granted during the three months ended March 31, 2011 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Three Months Ended March 31,
	2011	2010
Weighted average risk free interest rate	2.56%	2.76%
Weighted average life (in years)	6.0	6.0
Weighted average Volatility	89.64%	105%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.84	$0.76

A summary of stock option activity for the three months ended March 31, 2011 is presented below:

Outstanding Options
Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2010	7,971,949	$1.11	7.35	$799,169
Options Granted	120,000	$0.81	9.98	—
Exercised	—	—	—	—
Forfeited	(390,833)	$0.77	—	—
Cancelled	—	—	—	—
Balance at March 31, 2011	7,701,116	$1.13	7.04	$310,654
Vested, exercisable and expected to vest as of March 31, 2011	3,868,817	$1.37	5.11	$136,443
Unvested as of March 31, 2011	3,615,513	$0.89	9.05	$161,352

(1)	The aggregate intrinsic value is calculated as the difference between the exercise Price of the underlying awards and the closing stock price of $0.85 of the Company’s Common stock at March 31, 2011.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

The total grant date fair value of stock options granted during the three months ended March 31, 2011 and 2010 was $73 thousand and $834 thousand, respectively. For the three months ended March 31, 2011 and 2010, stock based compensation was $150 thousand and $324 thousand, respectively.

As of March 31, 2011, there was $2.1 million of unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 3.1 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

10. RELATED PARTY TRANSACTIONS

A Plus International, Inc.

During the three months ended March 31, 2011 the Company recognized cost of revenues of approximately $870 thousand in connection with the manufacture of surgical products used in the Safety-Sponge® System by A Plus. At March 31, 2011, the Company’s accounts payable included $129 thousand owed to A Plus in connection with the purchase of surgical products used in the Safety-Sponge® System.

Please also see discussion under "Common Stock Private Placement" in Note 6 Stockholders Equity.

11. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

During the three months ended March 31, 2011 and 2010, due to its exclusive distribution agreement with Cardinal Health, the Company had one customer that represented in excess of 99% and 97% of total revenue, and 85% and 97% of total accounts receivables, respectively.

Suppliers

The Company relies primarily on a third-party supplier, A Plus, to supply the surgical sponges and towels used in its Safety-Sponge® System. The Company also relies on a number of third parties to manufacture certain other components of its Safety-Sponge® System.  If A Plus or any of the Company’s other third-party manufacturers cannot, or will not, manufacture its products in the required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity.  Any interruption or delay in manufacturing could have a material adverse effect on the Company’s business and operating results.

Furthermore, all products obtained from A Plus are manufactured in China.  As such, the supply of product from A Plus is subject to various political, economic, and other risks and uncertainties inherent in importing products from this country, including among other risks, export/import duties, quotas and embargoes, domestic and international customs and tariffs, changing taxation policies, foreign exchange restrictions, and political conditions and governmental regulations.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

12.  COMMITMENTS AND CONTINGENCIES

Operating  Lease

In September, 2010, the Company entered into a 36 month lease agreement for approximately 5,600 square feet of office space in Irvine, CA which expires December 31, 2013.  Monthly lease payments for the remaining lease term of this lease are approximately $9 thousand. In January 2010, previous management temporarily relocated our headquarters to 5 Caufield Place, Suite 102, Newtown, PA 18940 (the CEO and CFO at the time were based in Pennsylvania), where they entered into a sublease on December 31, 2009 for 5,670 square feet of office space for approximately $11 thousand per month.  In November 2010, we entered into a sub-sublease with a sub lessee to take over the space where they agreed to sub-sublease the space through the remaining term of our sublease or through to April 30, 2013, paying  approximately $8 thousand per month.

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

As the Company determined that it is probable that it could be held liable for the amounts owed, and as the amount could be reasonably estimated, an accrual for the estimated liability, which is included in accrued liabilities as of March 31, 2011 and December 31, 2010, of $223 thousand. The statute of limitations runs out on this accrual at the end of the second quarter 2011.

Legal Proceedings

The Company discloses material loss contingencies deemed to be reasonably possible and accrues for loss contingencies when, in consultation with the Company’s legal advisors, the Company concludes that a loss is probably and reasonably estimable.  Except as otherwise indicated, the possible losses relating to the matters described below are not reasonably estimable.  The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties.  The actual outcome of such matters could differ materially from management’s estimates.

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against the Company, Sunshine Wireless, LLC (“Sunshine”), and four other defendants affiliated with Winstar Communications, Inc.  This lawsuit alleged that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiff's radio production and distribution business.  The complaint further alleged that the Company and Sunshine joined the alleged conspiracy.  On February 25, 2003, the case against the Company and Sunshine was dismissed.  However, on October 19, 2004, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. exercised their right to appeal.  On June 1, 2005, the United States Court of Appeals for the Second Circuit affirmed the February 25, 2003 judgment of the district court dismissing the claims against the Company.

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed another lawsuit against the Company, Sunshine and four other defendants affiliated with Winstar.  That lawsuit attempted to collect a federal default judgment of $5 million entered against two entities, Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against the Company and others under the doctrine of de facto merger.  The action was tried before a Los Angeles County Superior Court judge, without a jury, in 2008.  On August 5, 2009, the Superior Court issued a statement of decision in the Company’s favor, and on October 8, 2009, the Superior Court entered judgment in the Company’s favor, and judged plaintiffs’ responsible for $2,708.70 of the Company’s   court costs.  On November 6, 2009, the plaintiffs filed a notice of appeal in the Superior Court of the State of California, County of Los Angeles Central District.  The Company has engaged appellate counsel, believes the plaintiff’s case to be without merit and intends to continue to defend the case vigorously. As loss is not deemed to be probable, no accruals have been made as of March 31, 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the related notes thereto appearing elsewhere in this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes thereto and the description of our business appearing in our annual report on Form 10-K for the year ended December 31, 2010 (as amended).   This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We focus on the development, marketing and sale of products designed to improve patient outcomes and reduce costs in the healthcare industry. We conduct our business through our wholly owned subsidiary, SurgiCount Medical, Inc. Our proprietary Safety-Sponge® System is a patented solution designed to eliminate one of the most common errors in surgery, retained surgical sponges, and the human and economic costs associated with this surgical mistake.  The Safety-Sponge® System consists of a line of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system.  We estimate that over 45.4 million of our Safety-Sponges® have been successfully used in more than 2.1 million surgical procedures.   We sell our Safety-Sponge® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners.  Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus International Inc. (“A Plus”), a leading China-based manufacturer of disposable medical and surgical supplies.  Our sponge and towel products are distributed through Cardinal Health, Inc. (“Cardinal Health”), who provides us sales, marketing and logistics support and the fulfillment of our products to our end user hospitals by both delivering our products directly to our end user hospitals and where appropriate through alternative distributors. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business. Once implemented, the vast majority of our user hospitals use the Safety-Sponge® System across all of their relevant surgical and OB/GYN procedures.

Subsequent to the resignation of our previous President and Chief Executive Officer and four other board members, during the third quarter of 2010 newly appointed management implemented a comprehensive restructuring program focused on a number of initiatives, including the reduction of operating expenses and other initiatives designed to achieve positive operating income and operating cash flow.  Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies and initiating spend measurement systems and increasing accountability across various functional areas.  As a result of a number of factors, primarily the continued growth of the Company’s revenues from both delivery of Cardinal Health’s stocking inventory (as discussed in “Cardinal Health Supply Agreement” below) and increased number of hospitals using the Company’s products, and the impact on operating expenses from the restructuring initiative, the Company reported positive operating income of $925 thousand during the quarter ended September 30, 2010, the first period of positive reported operating income in the history of the Company’s ownership of SurgiCount since 2005 and the first reporting period under newly appointed management.

During the first quarter of 2011 the number of institutions using our products surpassed 65 and the Company lost no customers.  This compares to approximately 49 institutions using our products at the end of the first quarter of 2010.  We generated revenues of $2.0 million and $2.4 million during the first quarters ended March 31, 2011 and 2010, respectively.  Our first quarter 2011 and 2010 revenue included approximately $0.6 million and $1.1 million respectively, of revenue from the fulfillment of a $10.0 million stocking order in accordance with the terms of our exclusive distributor arrangement with Cardinal Health (the “Forward Order”).  Excluding revenue recognized from the fulfillment of the Forward Order, during the first  fiscal quarters 2011 and 2010, we generated approximately $1.3 million of revenue during both quarters. Under certain circumstances the Forward Order inventory held by Cardinal Health could negatively impact our future 2012 revenues and cash flows.  Please refer to our section in this Form 10Q below in the section called “Factors Affecting Future Results—Cardinal Health Supply Agreement” for more information on the potential impact of the Forward Order.

On April 9, 2010 our current President and Chief Executive Officer, co-founder of our wholly-owned operating subsidiary SurgiCount Medical and co-inventor of our Safety-Sponge® System, Brian E. Stewart, filed a Form 13D with the Securities and Exchange Commission (“SEC”) on behalf of himself and certain other stockholders of the Company.  The stockholders represented included two of the Company’s existing directors and the other co-founder of SurgiCount Medical and co-inventor of the Safety-Sponge® System and collectively represented a sufficient number of shares of the Company’s stock outstanding to demand that the Company call a special meeting of stockholders with the express purpose of affecting significant and immediate change by removing five of the then standing directors of the board, including the then President and Chief Executive Officer.  As a direct result of this founder driven stockholder effort, on June 24, 2010, the five designated members of the board of directors resigned and Brian E. Stewart was appointed as President and Chief Executive Officer and as a Director of the Company.

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

In connection with the execution of the new agreement in November 2009, Cardinal Health issued the $10.0 million stocking purchase order for products used in our Safety-Sponge® System that called for deliveries of that stocking inventory over a 12-month period (which is the “Forward Order” described above under “Overview”).  Cardinal Health paid us $8.0 million as partial pre-payment of the Forward Order, and agreed to pay $2.0 million directly to A Plus to pay for product when A Plus invoices the Company for the Forward Order.  Cardinal Health also agreed to place a second $5.0 million stocking purchase order prior to the end of the third quarter of 2010, based on whether the Company achieved certain conditions, including a minimum targeted customer sales threshold.  Both Cardinal Health and the Company jointly agreed in late 2010 not to go forward with this second stocking purchase order.  Cardinal Health also agreed to maintain normal ordering patterns and volumes for purchasing our Safety-Sponge® products throughout 2010 and not to use any of the inventory delivered under the Forward Order to meet immediate hospital demand.   In late 2010 Cardinal Health requested to change the product mix of the Forward Order.  We agreed to this change, however because the products Cardinal Health requested were not immediately available, Cardinal agreed to take delivery of the remaining inventory on a modified schedule.  As of March 31, 2011 we had delivered approximately $9.5 million of the Forward Order and we anticipate delivering the remaining $0.5 million of Forward Order inventory in the second quarter of 2011.   The net effect is we realized $8.9 million of Forward Order revenue in 2010, and recognized $0.6 million in the first quarter 2011 and will recognize the last remaining $0.5 million of Forward Order revenue in the second quarter 2011.

In March 2011, we and Cardinal Health signed an amendment to the Supply and Distribution agreement (the “Amended Supply and Distribution Agreement”).  The Amended Supply and Distribution Agreement revised a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding setting target inventory levels and defining a formula for determining what excess inventory is of our products held by Cardinal Health.   Cardinal Health has agreed to not sell any of the Forward Order inventory until 2012, and we have agreed to a methodology for how Cardinal Health will sell this inventory to our customers, so there is a more orderly release throughout 2012 that more reasonably minimizes its impact to the Company’s revenue during 2012. In addition, the Amended Supply and Distribution Agreement gives the Company the right to buy-back at cost any inventory of our products held by Cardinal that exceeds 60 days worth of sales. All other terms remain the same.

Because of the delivery of $0.6  million of the Forward Order inventory during the first quarter 2011, our reported revenue for the quarter of $2.0 million represented more revenue than what we otherwise would have recognized had we filled only orders from Cardinal Health for strictly filling customer demand.  During the first quarter of 2011 we recognized $1.3 million of revenue from the delivery of inventory to Cardinal Health for fulfilling customer demand, however this revenue does not necessarily reflect actual current hospital customer demand for our products, as this revenue is impacted by a number of factors, including but not limited to Cardinal Health’s inventory management practices including how much inventory it chooses to maintain throughout its distribution warehouse system and the timing of how it chooses to order product (through recurring standing purchase orders, planned inventory reductions, or otherwise) and its expectations regarding the timing of future customers.

Should Cardinal Health have any excess inventory on January 1, 2012 and begin selling the excess inventory it holds to partially meet customer demand, our reported revenue and cash flows will be negatively affected.  The magnitude this negative impact could have on our 2012 revenue and cash flows will depend on a number of factors, including but not limited to, how much excess inventory Cardinal Health actually has on hand in 2012, whether the Company chooses to purchase some or all of this excess inventory, and what our actual revenue growth rates are during 2011 and 2012.  Actual revenue during 2011 and 2012 will depend on a number of factors, including but not limited to, actual end-user demand and Cardinal Health’s estimates of what inventory levels it needs to meet that demand.  Management has no immediate plans to repurchase Cardinal Health’s excess inventory. However the Company will consider this option should an appropriate opportunity arise.  While we have not provided any estimates of 2011 or 2012 revenue growth, in order to prevent a significant negative impact to 2012 reported revenue and cash flows, (i) the Company would need to experience substantial growth in the number of hospitals using its products during 2011 and 2012, (ii) the Company would need to buy back any excess inventory from Cardinal Health or (iii) Cardinal Health would need to decide not to use its excess inventory to partially meet customer demand.   If the Company were to buyback excess inventory from Cardinal, it also could have a significant negative impact to our earnings, financial position and liquidity.

Revenues Subject to Significant Variation Due to Cardinal Health’s Ordering Patterns, and Expectations of the Size and Timing of New Customer Hospital Implementations.

Our exclusive distribution agreement with Cardinal Health results in all of our revenue coming from orders placed by Cardinal Health.  Cardinal Health has discretion in the timing and quantities with the orders they place, subject only to the limits contained in our agreements with them.   As a result, our revenue may not necessarily correlate with the actual growth of our underlying customer base.  In addition, our revenue can be materially impacted by the size of new customer hospital systems being implemented and the expected timing of those implementations by us and our distribution partners.  Size of hospital systems connotes the number of actual hospitals that are a part of the hospital system and the number of surgical procedures that are performed at each hospital.  Implementations with our large hospital system customers like the Mayo Clinic in Rochester or the Cleveland Clinic in 2009 had a material impact on our reported revenue and revenue growth for the year 2009.  The timing of when these larger hospital system implementations are expected to occur also have a significant impact on our annual reported revenue, as both we and our distribution partners attempt to ensure adequate inventory on hand to accommodate them.  The decision process that our distribution partner Cardinal Health uses in determining when to place orders is complex and subject to significant judgment.  If those judgments prove incorrect or are inconsistent with our business needs or expectations, our revenue may be materially adversely impacted.   For example, some of the factors that go into these judgments include, but are not limited to: (i) the size of some new pending and possible customers, (ii) the distribution agreements new pending and possible hospital customers have with their distribution partners, (iii) the multiple formats our products need to be available in (Single Sterile and Bulk Non Sterile), and (iv) the location of the manufacturing facilities of our China based manufacturing partner and the lead times needed in manufacturing our products.  Although growth in the number of hospitals is a relevant general indicator of growth in our business and customer acceptance of our products, it is not necessarily proportional to revenue because of the factors that impact revenue growth, including the number of actual customers represented by the hospitals using our products, the number of procedures such hospitals actually perform, the timing of orders of our products and the other factors described in this quarterly report on Form 10-Q.

Reduction in Hardware Revenue – Effect on Revenue and Cost of Revenue.

Prior to the third quarter of 2009, our business model included selling our SurgiCounter™ scanners and related software used in our Safety-Sponge® System to most hospitals that adopted our system.  Beginning with the third quarter of 2009, we modified our business model and began to provide our SurgiCounter™ scanners and related software to all hospitals at no cost when they adopt our Safety-Sponge® System.  Because we no longer engage in direct SurgiCounter™ scanner sales and generally anticipate only to recognize revenue associated with our SurgiCounter™ scanners in connection with reimbursement arrangements we have with Cardinal Health under our agreement with them, SurgiCounter™ scanners  no longer represent a source of revenues for our company. In 2010 and 2009, surgical sponge revenue accounted for 99% and 94.0% of our revenue, respectively and hardware  revenue accounted for 0% and 6.0%, respectively.  In addition to its effect on our revenue, this change also affected our costs of revenue because rather than recognizing the full product cost for all SurgiCounter™ scanners at the time of shipment in our cost of revenue, we now recognize only the depreciation expense for those SurgiCounter™ scanners provided to hospital clients.  This business model change led to an improvement in our gross margin in the year ended December 31, 2009, and further improvement in 2010.  However going forward, we anticipate that there will be shift in product mix from the growing number of scanners that we have given customers out in the field, which will at least temporarily cause our gross margins to trend in the mid to upper forty percentage range.  However, we also anticipate that a significant increase in volume of surgical sponge revenue due to the growing number of implementations we have had will more than offset the effects of including growing depreciation expense for the scanners in the cost of revenue without having any corresponding scanner revenue.

Sources of Revenues and Expenses

Revenues

We generate revenue primarily from the sale of surgical sponges used in our Safety-Sponge® System to our exclusive distributor, who then sells directly and through sub-distributors to hospitals that have adopted our Safety-Sponge® System.  We expect hospitals that adopt our Safety-Sponge® System to commit to its use and thus provide a recurring source of revenue from ongoing sales of surgical sponges and other products used in our system. We recognize revenue from the sale of surgical sponges upon shipment to our distributor because most of our surgical sponge sales are to our distributor, FOB shipping point.  Note that because of the way our revenue cycle works there is typically a gap between the time we begin incurring costs associated with our new customer arrangements and when we begin generating revenue from such arrangements.

Cost of revenue

Our cost of revenue consists primarily of our direct product costs for surgical sponges and products from our exclusive third-party manufacturer.  We also include a reserve expense for obsolete and slow moving inventory in cost of revenue.  In addition, when we provide scanners to hospitals for their use (rather than sell), we include only the depreciation expense of the scanners in cost of revenue (not the full product cost).  We estimate the useful life of the scanners to be three years.  However, on rare occasions, if we sell the scanners to hospitals, our cost of revenues includes the full product cost when shipped.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures in the financial statements.  Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates.  For additional information relating to these and other accounting policies, see Note 2 to our condensed consolidated interim financial statements.

Warrant Derivative Liability

Under applicable accounting guidance, an evaluation of outstanding warrants is made to determine whether warrants issued are required to be classified as either equity or a liability. Because certain warrants we have issued in connection with past financings contain certain provisions that may result in an adjustment to their exercise price, we classify them as derivative liabilities, and accordingly, we are then required to estimate the fair value of such warrants, at the end of each fiscal quarter.  We use the Monte Carlo Simulation option pricing model to estimate such fair value, which requires the use of numerous assumptions, including, among others, expected life (turnover), volatility of the underlying equity security, a risk-free interest rate and expected dividends. The use of different values by management in connection with these assumptions in the Monte Carlo Simulation option pricing model could produce substantially different results.  Because we record changes in the fair value of warrants classified as derivative liabilities in total other income (expense), materially different results could have a material effect on our results of operations.

Goodwill

Our goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of SurgiCount Medical, Inc., which we acquired in February 2005. We review goodwill for impairment at least annually in the fourth quarter, as well as whenever events or changes in circumstances indicate its carrying value may not be recoverable.  We are required to perform a two-step impairment test on goodwill. In the first step, we will compare the fair value to its carrying value.  If the fair value exceeds the carrying value, then goodwill will not be considered impaired and we are not required to perform further testing.  If the carrying value exceeds the fair value, then we must perform the second step of the impairment test in order to determine the implied fair value of goodwill and record an impairment loss equal to the difference. Determining the implied fair value involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. To the extent additional events or changes in circumstances occur, we may conclude that a non-cash goodwill impairment charge against earnings is required, which could have an adverse effect on our financial condition and results of operations.

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

Recent Accounting Pronouncements

For a discussion regarding recent accounting pronouncements, see Note 2 to our condensed consolidated interim financial statements, appearing elsewhere in this quarterly report on Form 10-Q.

 Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

During the first quarter of 2011 the number of institutions using our products surpassed 65 and the Company lost no customers.  This compares to approximately 49 institutions using our products at the end of the first quarter of 2010.  Although not necessarily proportional to future revenue, the number of hospitals using our products is a good indicator of our underlying business.

Revenues

Total revenue for the quarter ended March 31, 2011 was $2.0 million, which included $0.6 million of revenues from the delivery to our distributor as part of a $10.0 million Forward Order (see Factors Affecting Future Results – Cardinal Health Supply Agreement).  Excluding the effect of this inventory stocking arrangement, revenues for the quarter ended March 31, 2011 would have been $1.4 million.  This compares with total revenues for the quarter ended March 31, 2010 of $2.4 million, which included approximately $1.0 million of revenues from the delivery under the Forward Order.  Excluding the effect of the Forward Order, revenues for the first quarter of 2010 would have been $1.3 million.  Despite multiple additional hospitals using our solution at the end of the first quarter of 2011 as compared to the first quarter of 2010, and losing no customers during that time period, our total revenues for the first quarter of 2011 did not grow as compared to the first quarter of 2010.  Primary contributing factors for this lack of revenues growth despite a larger number of hospitals buying and using our products included: 1) the large amount of revenues from the Forward Order in the first quarter of 2010 as compared to the first quarter of 2011, 2) a negative effect on our reported revenues during the first quarter of 2011 caused by the temporary shutdown of our contract manufacturer during the last week of the quarter  to accommodate an upgrade to their IT system and 3) the effect of certain inventory management practices of our distributor, Cardinal Health, during the first quarter of 2011 (see “Factors Affecting Future Results - Revenues Subject to Significant Variation Due to Cardinal Health’s Ordering Patterns, and Expectations of the Size and Timing of New Customer Hospital Implementations).

Cost of revenue

Cost of revenues of $1.0 million decreased by $0.1 million or 4% for the first quarter ended March 31, 2011 as compared to cost of revenues of $1.1 million for the same period in 2010.  The primary reason for this decrease was the cost of revenues associated with lower revenues as described above.  In addition, our cost of revenue in the first quarter 2011 were impacted due to a growing number of scanner hardware depreciation resulting from the change in our revenue mix of no longer primarily selling the hardware used with our Safety-Sponge® System (see “— Reduction in Hardware revenue”).  Our cost of revenue as a percentage of revenue decreased to 47% during the first quarter 2011 as compared to 54% in the first quarter 2010. This decline in reported gross margin was primarily attributable to higher non cash depreciation expense in our cost of revenue in the first quarter of 2011 as compared to the first quarter of 2010 as the result of a larger amount of hardware purchased by the Company to support new hospital implementations and higher than normal lower margin hardware purchases during the first quarter of 2011 by certain hospitals who implemented our solution. Our cost of revenue for the first quarter 2011 included depreciation expense and other costs for scanners and related equipment totaling $181 thousand, while our first quarter 2010 cost of revenue included depreciation and costs for scanners and related equipment purchases totaling $57 thousand.  This difference in our cost of revenue reflected the change in our business model with respect to our SurgiCounter™ scanners, where we allow customers to use our hardware at no costs and capitalize them as fixed assets, depreciating them over a three year life. The gross margins realized from the sale of recurring disposable sponge and towel products, the vast majority of our revenue, was 55% and 56% during the first quarters of 2011 and 2010, respectively, reflecting a modest increase in costs that became effective in January 2011.

Gross profit

Gross profit totaled $0.9 million for the quarter ended March 31, 2011, a decrease of $0.4 million, or 27%, compared to gross profit of $1.3 million during the same period in 2010.  The primary factor for the significant decrease in gross profit during the first quarter 2011 as compared to the same quarter in 2010 was lower revenues from the Forward Order  to Cardinal Health.  Forward Order revenue during the quarter ended March 31, 2011 was $0.6 million, which generated gross profit of $0.3 million, as compared to Forward Order revenue during the quarter ended March 31, 2010 of $1.0 million, which generated gross profit of $0.6 million,  In addition, our gross profit for the quarter ended March 31, 2011 was $0.1 million lower than the first quarter of 2010 due to the higher cost of revenue related to our scanner hardware, as described above under “cost of revenue”.

Operating expenses

Operating expenses totaled $1.8 million for the quarter ended March 31, 2011, a decrease of $0.9 million, or 34%, compared to $2.7 million of expenses during the same period in 2010.  This reduction in operating expenses mostly reflects the impact of a comprehensive restructuring program implemented by new management during the third quarter of 2010, which was focused on a number of initiatives, including reducing operating expenses and achieving positive operating income and operating cash flow.   Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies and initiating spend measurement systems and increasing accountability across various functional areas.

Research and development expenses

We had research and development expenses of $29 thousand for the quarter ended March 31, 2011, a decrease of $4 thousand , or 12%, compared to $33 thousand during the same period in 2010.

Sales and marketing expenses

We had sales and marketing expenses of $0.7 million for the quarter ended March 31, 2011, a decrease of $0.4 million, or 34%, compared to $1.0 million during the same period in 2010.  The lower sales and marketing expenses in the first quarter of 2011 as compared to the first quarter of 2011 was primarily a result of the impact of the comprehensive restructuring initiative implemented by new management during the third quarter of 2010.

General and administrative expenses

We had general and administrative expenses totaling $1.1 million for the quarter ended March 31, 2011, a decrease of $0.6 million, or 35%, compared to $1.7 million during the same period in 2010.  The lower operating expenses in the first quarter 2011 as compared the first quarter of 2010 was primarily a result of the impact of the comprehensive restructuring initiative implemented by new management during the third quarter of 2010.

Total other income (expense)

We reported other income of $0.2 million for the quarter ended March 31, 2011, compared to other income of $1.8 million for the quarter ended March 31, 2010.  The largest change between the first quarter of 2011 as compared to the first quarter of 2010 was the mark to market adjustments for the change in fair value of our warrant derivative liability.   During the quarter ended March 31, 2011, our mark to market adjustment for our warrant derivative liability was a gain of $0.2 million, while the change for the quarter ended March 31, 2010 was a gain of $1.7 million, or a difference of over $1.5 million.  As discussed above under “Critical Accounting Policies”, our warrants issued from past financings are required to be recorded as a derivative liability and not as equity.   Each reporting period we record increases and decreases in the estimated fair value of the warrants based on fluctuations in the price of our common stock, which trades on the over-the-counter market.  When our stock price increases, it creates a larger liability resulting in other losses, while decreases in our stock price cause the liability to decrease resulting in other income.  During the first quarter of 2010 our stock price decreased significantly resulting in the large gain, while at the end of the first quarter of 2011, our stock price was slightly lower, resulting in the modest $0.2 million gain.

Provision for Income Taxes

We had a $4 thousand tax expense for the three months ended March 31, 2011, compared to a $32 thousand tax benefit for the same period in 2010.

Net income (loss)

For the foregoing reasons, we had net loss of $629 thousand for the three months ended March 31, 2011 compared to net income of $394 thousand for the same period in 2010.

Financial Condition, Liquidity and Capital Resources

We had cash and cash equivalents of $6.1 million at March 31, 2011 compared to $1.9 million at December 31, 2010, and total current liabilities of $3.1 million at March 31, 2011 compared to $6.0 million at December 31, 2010.   As of March 31, 2011 we had a working capital of approximately $4.6 million, of which $452 thousand and $781 thousand million are associated with deferred revenue relating to the partial prepayment from Cardinal Health and the warrant derivative liability, respectively. We believe our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. For periods beyond 12 months, although we do not have any plans to do so, we may seek additional financing to fund future operations through future offerings of equity or through agreements with corporate partners with respect to the development of our technologies and products. However, we can offer no assurances that we will be able to obtain additional funds on acceptable terms, if at all. We continue to evaluate our need to increase liquidity. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information that could impact our liquidity and capital resources.

On March 29th and 30th, 2011, we closed a private placement financing raising $7.1 million in gross proceeds through the issuance of 9.48 million shares of our $0.33 par value common stock at a selling price of $0.75 per share.  The proceeds from the offering have been, and will continue to be used for general corporate purposes, including paying down existing company liabilities and to invest in new initiatives to increase market penetration of our Safety-Sponge® System to hospitals throughout the U.S. and world-wide.

Operating activities

We used $2.6 million of net cash from operating activities in the three months ended March 31, 2011.  This included the payment of $2.2 million to our contract manufacturer, A Plus International, to pay for amounts past due to them from previous periods which we made upon the receipt by us of proceeds of a private placement closed on March 29th and 30th.  Non-cash adjustments to reconcile net income to net cash used in operating activities plus changes in operating assets and liabilities used $2.1 million of cash for the three months ended March 31, 2011.  These significant non-cash adjustments primarily reflect the stock and warrant based compensation to employees and directors and adjustments to reflect the change in fair value of our warrant derivative liability, along with activity relating to shipments to Cardinal Health related to the Forward Order.

Investing activities

We used $81 thousand of net cash in investing activities during the three months ended March 31, 2011, primarily for the purchase of scanners and related hardware used in our Safety-Sponge® System.

Financing activities

We generated $6.9 million of net cash from financing activities in the three months ended March 31, 2011, primarily from the net proceeds of the $7.1 million private placement, offset by the payment of preferred stock dividends and such stock issuance costs.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of March 31, 2011, other than our office leases and employment agreements with key executive officers, we had no material commitments other than the liabilities reflected in our condensed consolidated interim financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) indentified in the evaluation described in the preceding paragraph that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
 None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 29 and 30, 2011, we closed a private placement financing raising $7.1 million in gross proceeds through the issuance of 9.48 million shares of our $0.33 par value common stock at a selling price of $0.75 per share.  We relied on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) thereof and the rules and regulations promulgated thereunder, including Regulation D, in connection with the issuance of shares of common stock.  Such offer, sale and issuance of common stock was made without general solicitation or advertising, and the common stock was offered and issued only to “accredited investors” as such term is defined in Rule 501 under the Securities Act. On May 10th we field a form S-1 registration statement with the Securities and Exchange Commission for the purpose of registering these shares amongst others, which as May 23, 2011 has yet to be declared effective.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: May 23, 2011	By: /s/ Brian E. Stewart
Brian E. Stewart, President and Chief
Executive Officer

Date: May 23, 2011	By: /s/ David Dreyer
David Dreyer, Executive Vice President,
Chief Financial Officer, and Secretary