Form 10-Q
period 2011-06-30
Patient Safety Technologies, Inc
filed 2011-08-15
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ______________

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
Yes ☒ No ☐

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

The number of outstanding shares of the registrant’s common stock, par value $0.33 per share, as of August 1, 2011 was 33,660,255.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2011

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

 PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATIENT SAFETY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,713,121	$1,896,034
Restricted cash	223,630	223,630
Accounts receivable	675,594	772,381
Inventories, net	1,193,334	1,110,832
Prepaid expenses	43,813	104,628
Total current assets	7,849,492	4,107,505

Property and equipment, net	932,641	979,833
Goodwill	1,832,027	1,832,027
Patents, net	2,626,612	2,789,083
Other assets	52,213	39,038
Total assets	$13,292,985	$9,747,486

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$1,674,531	$2,605,669
Warrant derivative liability	767,060	991,682
Deferred revenue	375,950	1,477,720
Accrued liabilities	419,354	942,472
Total current liabilities	3,236,895	6,017,543

Commitments and contingencies (Note 12)

Stockholders’ equity :
Series A preferred stock, $1.00 par value, cumulative 7% dividend: 1,000,000 shares authorized; 10,950 issued and outstanding at June 30, 2011 and December 31, 2010; (Liquidation preference of $1.1 million at June 30, 2011 and December 31, 2010)	10,950	10,950
Series B convertible preferred stock, $1.00 par value, cumulative 7% dividend: 150,000 shares authorized; 63,694 issued and outstanding at June 30, 2011 and 61,589 issued and outstanding at December 31, 2010; (Liquidation preference of $6.4 million at June 30, 2011 and $6.2 million at December 31, 2010)	63,694	61,589
Common stock, $0.33 par value: 100,000,000 shares authorized; 33,520,255 shares issued and outstanding at June 30, 2011 and 23,956,063 shares issued and outstanding at December 31, 2010	11,061,684	7,905,501
Additional paid-in capital	56,570,861	52,356,930
Accumulated deficit	(57,651,099)	(56,605,027)
Total stockholders’ equity	10,056,090	3,729,943
Total liabilities and stockholders’ equity	$13,292,985	$9,747,486

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$2,568,770	$3,765,517	$4,539,426	$6,130,337
Cost of revenue	1,296,130	1,790,360	2,337,231	2,879,248
Gross profit	1,272,640	1,975,157	2,202,195	3,251,089

Operating expenses:
Research and development	24,298	97,972	53,760	131,302
Sales and marketing	674,416	828,445	1,333,452	1,822,562
General and administrative	985,584	2,076,776	2,057,480	3,728,638
Total operating expenses	1,684,298	3,003,193	3,444,692	5,682,502

Operating loss	(411,658)	(1,028,036)	(1,242,497)	(2,431,413)

Other income (expense)
Interest income (expense)	213	(796)	(3,979)	(13,042)
Gain on change in fair value of warrant derivative liability	14,360	951,210	224,622	2,669,949
Other income (expense)	227,617	(5,075)	227,617	52,782
Total other income	242,190	945,339	448,260	2,709,689

(Loss) income before income taxes	(169,468)	(82,697)	(794,237)	278,276
Income tax (benefit) provision	-	32,573	(3,773)	65,146
Net (loss) income	(169,468)	(50,124)	(798,010)	343,422
Preferred dividends	(124,103)	(25,932)	(248,062)	(45,095)
Net (loss) income applicable to common shareholders	$(293,571)	$(76,056)	$(1,046,072)	$298,327

(Loss) income per common share
Basic	$(0.01)	$(0.00)	$(0.04)	$0.01

Diluted	$(0.01)	$(0.00)	$(0.04)	$0.01

Weighted average common shares outstanding:
Basic	33,517,845	23,456,063	28,857,952	23,456,063

Diluted	33,517,845	23,456,063	28,857,952	24,895,607

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:

Net (loss) income	$(798,010)	$343,422
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	251,150	277,779
Amortization of patents	162,470	162,471
Stock-based compensation	336,392	804,525
Gain on reduction of contingent tax liability	(223,524)	(427,700)
Loss on abandonment of lease	—	371,942
Loss on capital lease write-off	—	3,917
Gain on change in fair value of warrant derivative liability	(224,622)	(2,669,949)
Change in deferred tax liability	—	(65,146)
Changes in operating assets and liabilities:
Accounts receivable	96,787	373,338
Inventories	(82,502)	(614,003)
Prepaid expenses	60,815	85,153
Other assets	(13,175)	575
Accounts payable	(931,138)	683,158
Accrued liabilities	(299,594)	147,158
Deferred revenue	(1,101,770)	(1,682,326)
Net cash used in operating activities	(2,766,721)	(2,205,686)

Investing activities:
Purchase of property and equipment	(203,959)	(472,226)
Net cash used in investing activities	(203,959)	(472,226)

Financing activities:
Proceeds from issuance of convertible preferred stock	—	5,000,000
Payments for preferred stock issuance costs	—	(471,955)
Proceeds from issuance of common stock	7,112,500	—
Capital lease principle payments	—	(15,556)
Payments for common stock issuance costs	(285,777)	—
Payments of preferred stock series A dividends	(38,325)	(38,325)
Payments of convertible preferred stock series B dividends	(631)	—
Transfer to restricted cash in connection with tax escrow account	—	(651,223)
Net cash provided by financing activities	6,787,767	3,822,941

Net increase in cash and cash equivalents	3,817,087	1,145,029
Cash and cash equivalents at beginning of period	1,896,034	3,446,726
Cash and cash equivalents at end of period	$5,713,121	$4,591,755

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$3,773	$16,113
Non cash investing and financing activities:
Issuance of convertible preferred stock for accounts payable	$—	$1,000,000
Dividends accrued	$—	$45,028
Reduction of fixed assets based on write-off of capital lease	$—	$62,048
Payment of Series B preferred dividends in preferred B shares	$210,500	$—
Issuance of common shares previously earned	$26,674	$—

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

The Company’s operating focus is the development, marketing and sales of products and services focused in the medical patient safety markets.  The SurgiCount Safety-Sponge ® System is a patented system of bar-coded surgical sponges, SurgiCounter™ scanners, and software applications integrated to form a comprehensive counting and documentation system.  This system is designed to reduce the number of retained surgical sponges unintentionally left inside of patients during surgical procedures by allowing faster and more accurate counting of surgical sponges.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable sections of Regulation S-X and certain information and disclosures have been condensed or omitted in accordance with accounting principles generally accepted in the United States of America for interim reporting. The condensed consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to make the financial statements not misleading. The condensed consolidated balance sheet as of December 31, 2010 was derived from the Company’s audited financial statements. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (as amended).  Results of the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the twelve months December 31, 2011.

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

 Use of Estimates

The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.  These estimates and assumptions include, but are not limited to, assessing the following: the valuation of accounts receivable and inventory, impairment of goodwill and other intangible assets, the fair value of stock-based compensation, derivative liabilities, valuation allowance related to deferred tax assets, warranty obligations, provisions for returns and allowances and the determination of assurance of the collection of revenue arrangements.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

Revenue Recognition

Revenue related to surgical products is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectability is reasonably assured and risk of loss transfers, usually when products are shipped.  Advanced payments are classified as deferred revenue and recognized as product is shipped to the customer.  Reimbursements received related to scanners and related equipment provided to hospitals are recognized on a straight-line basis over the expected term of the related customer contract, while the cost of the scanners and related equipment is carried in hardware equipment within property, plant and equipment and depreciated as a component of cost of revenue over its estimated useful life.  Generally, the expected term of the customer contracts and the estimated useful life of the scanners are both 3 years.  Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  Revenue is recorded net of any rebates given to the buyer.

Income Taxes

The Company currently has net operating loss carryforwards to offset income taxes.  The Company has provided for a valuation allowance for all realated deferred tax assets as of June 30, 2011.

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

In June 2011, the FASB updated the accounting guidance on alignment of disclosures for GAAP and the International Financial Reporting Standards, or IFRS, by updating Topic 820 entitled “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”, relating to presentation of fair value measurements reported in financial statements. The updated guidance requires companies to align fair value measurement and disclosure requirements between GAAP and IFRS. The updated guidance is effective beginning in our fiscal 2012 year and earlier adoption is not permitted. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

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

For the six months ended June 30, 2010, the shares associated with the convertible preferred stock, convertible note, warrants and options that have a value in excess of the average stock price during the six month period ending June 30, 2010 are included in calculating diluted earnings per share. Because the effects of outstanding options, warrants and the conversion of convertible preferred stock are anti-dilutive, shares of common stock underlying these instruments have been excluded from the computation of loss per common share for the three months ended June 30, 2011 and 2010.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic
(Loss) income available to common stockholders	$(293,571)	$(76,056)	$(1,046,072)	$298,327
Weighted average common shares outstanding (basic)	33,517,845	23,456,063	28,857,952	23,456,063
Basic (loss) income per common share	$(0.01)	$(0.00)	$(0.04)	$0.01

Diluted
(Loss) income available to common stockholders	$(293,571)	$(76,056)	$(1,046,072)	$298,327
Weighted average common shares outstanding	33,517,845	23,456,063	28,857,952	23,456,063
Assumed issuance of restricted stock	—	—	—	75,000
Assumed exercise of options	—	—	—	695,335
Assumed exercise of warrants	—	—	—	169,209
Assumed conversion of debt	—	—	—	500,000
Common and potential common shares	33,517,845	23,456,063	28,857,952	24,895,607
Diluted (loss) income per common share	$(0.01)	$(0.00)	$(0.04)	$0.01

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were anti-dilutive	20,627,232	8,241,917	20,627,232	7,933,917

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	June 30,	December 31,
	2011	2010
Computer software and equipment	$1,206,105	$1,100,003
Furniture and equipment	60,804	57,143
Hardware for customer use	1,506,284	1,417,948
Property and equipment, gross	2,773,193	2,575,094
Less: accumulated depreciation	(1,840,552)	(1,595,261)
Property and equipment, net	$932,641	$979,833

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

Depreciation expense for the three and six months ended June 30, 2011 was $121 thousand and $251 thousand, of which $109 thousand and $215 thousand was recorded as hardware cost of revenue, respectively. Depreciation expense for the three and six months ended June 30, 2010 was $135 thousand and $278 thousand of which $71 thousand and $127 thousand was recorded as hardware cost of revenue, respectively.

 5. DEFERRED REVENUE

Deferred revenue consists of the following:

	As of
	June 30, 2011	December 31, 2010
Cardinal Health advance payment on purchase order	$-	$1,079,434
Scanner reimbursement revenue	375,950	398,286
Total	$375,950	$1,477,720

In connection with the execution of the Supply and Distribution Agreement in November 2009 between the Company and Cardinal Health, Inc. (“Cardinal Health”), Cardinal Health issued a $10.0 million stocking purchase order for products used in our Safety-Sponge® System that called for deliveries of stocking inventory over a 12-month period (the “Forward Order”).  Cardinal Health paid us $8.0 million as partial pre-payment of the Forward Order, and agreed to pay $2.0 million directly to A Plus, to pay for product when A Plus invoices the Company.  Cardinal Health also agreed to place a second $5.0 million stocking purchase order prior to the end of the third quarter of 2010, based on whether the Company achieved certain conditions, including a minimum targeted customer sales threshold.  Both Cardinal Health and the Company jointly agreed in late 2010 not to go forward with this second stocking purchase order.  Cardinal Health also agreed to maintain normal ordering patterns and volumes for purchasing our Safety-Sponge® products throughout 2010 and 2011, and not use any of the inventory delivered under the Forward Order to meet immediate hospital demand.  In late 2010 Cardinal Health requested to change the product mix of the Forward Order.  The Company agreed to this change. However, because the products Cardinal Health requested were not immediately available, Cardinal agreed to take delivery of the remaining inventory on a modified schedule.  As of June 30, 2011 we had delivered the entire $10.0 million of the Forward Order.   The net effect is we recognized $8.9 million of revenue related to the Forward Order in 2010 and for the three and six months ended June 30, 2011 we recognized $0.5 million and $1.1 million, respectively.

In March 2011, we and Cardinal Health signed an amendment to the Supply and Distribution agreement (the “Amended Supply and Distribution Agreement”).  The Amended Supply and Distribution Agreement revised a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding setting target inventory levels and defining a formula for determining what excess inventory is of our products held by Cardinal Health.   Cardinal Health has agreed to not sell any of the Forward Order inventory until 2012, and we have agreed to a methodology for how Cardinal Health will sell this inventory to our customers, so there is a more orderly release throughout 2012 that more reasonably minimizes its impact to the Company’s revenue and cash flow during 2012. In addition, the Amended Supply and Distribution Agreement gives the Company the right to buy-back at cost any inventory of our products held by Cardinal Health that exceeds 60 days worth of sales. All other terms remain the same.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

6. STOCKHOLDERS’ EQUITY

Common Stock Private Placement

On March 29, 2011 and March 30, 2011, the Company closed a private placement financing raising $7.1 million through the issuance of 9.48 million shares of the Company’s $0.33 par value common stock at a selling price of $0.75 per share.  The buyers of the common stock (the "Buyers") were accredited investors under Rule 501(a) of Regulation D of the Securities Act of 1933, and included Kinderhook Partners, L.P. (“Kinderhook”), A Plus International (“A Plus”) and certain members of management.  Wenchen (“Wayne”) Lin, a member of our Board of Directors (“Board”) is founder and significant beneficial owner of A Plus.  Kinderhook is an investment fund based in Fort Lee, NJ.

In connection with the private placement, the Company also entered into a Registration Rights Agreement with the Buyers, pursuant to which the Company agreed to register share of the common stock issued, as well as any other shares of common stock held by the Holders on the closing date, along with future common shares for the Holders of the Series B Convertible Preferred Stock (collectively the “Holders”). The required registration statement became effective on August 12, 2011 and the Company has agreed to use commercially reasonable efforts to maintain effectiveness for three years after registration statement becomes effective.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

7. WARRANTS

The following table summarizes warrants to purchase common stock activity for the six months ended June 30, 2011:

	Number of warrants	Range of Exercise Price
Warrants outstanding December 31, 2010	7,294,919	$0.75 - 4.50
Issued	—	—
Cancelled/Expired	(1,681,752)	$0.75 - 4.50
Warrants outstanding June 30, 2011	5,613,167	$0.75 - 4.00

At June 30, 2011, stock purchase warrants will expire as follows:

	# of Warrants	Range of Exercise Price
2011	465,000	$0.75-2.00	*
2012	818,000	$1.40-2.00
2013	1,934,959	$0.75-1.40	*
2014	1,890,000	$1.82-4.00
2015	505,208	$1.25
Total	5,613,167	0.75-4.00

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

Financial Instruments Measured at Fair Value on a Recurring Basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis.  At June 30, 2011, the Company had a total of 940,434 outstanding warrants to purchase common shares of its stock that are classified as warrant derivative liabilities with a fair value of $767 thousand.  The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them.

The Company estimates the fair value of these warrants and embedded conversion features using the Monte Carlo simulation option price model.  In applying the Monte Carlo simulation model, the Company used the following assumptions to value its derivative liabilities during the six months ended June 30, 2011:

For the six months ended
June 30, 2011
Annual dividend yield	—
Expected life (years)	0.25-1.91
Risk-free interest rate	0.03%-0.45%
Expected volatility	85%

The following table reconciles the warrant derivative liability measured at fair on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2011:

December 31, 2010	$991,682
Transfers in	—
Transfers out	—
Realized gain included in earnings	(224,622)
June 30, 2011	$767,060

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

9. STOCK OPTION PLANS

The following tables set forth information on our equity compensation plans. All equity compensation plans have been approved by our stockholders.

All options that the Company granted during the six months ended June 30, 2011 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Six Months Ended June 30, 2011
	2011	2010
Weighted average risk free interest rate	2.56%	2.76%
Weighted average life (in years)	6.08	6.0
Weighted average volatility	92.3%	123%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.62	$1.39

A summary of stock option activity for the six months ended June 30, 2011 is presented below:

Outstanding Options
Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2010	7,971,949	$1.11	7.35	$799,169
Options Granted	130,000	$0.81	9.74		-
Exercised	-	-	-		-
Forfeited	(1,580,417)	$0.90	-		-
Cancelled	-	-	-		-
Balance at June 30, 2011	6,521,532	$1.16	7.30	$3,102,335
Options exercisable as of June 30, 2011	3,600,983	$1.36	5.69	$1,452,630
Unvested as of June 30, 2011	2,920,549	$0.91	9.27	$1,649,705

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.45 of the Company’s Common stock at June 30, 2011.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

The total grant date fair value of stock options granted during the three and six months ended June 30, 2011 was $7 thousand and $81 thousand, respectively. The total grant date fair value of stock options granted during the three and six months ended June 30, 2010 was $0 and $834 thousand, respectively.  For the three and six months ended June 30, 2011 stock based compensation was $187 thousand and $336 thousand, respectively. For the three and six months ended June 30, 2010, stock based compensation was $447 thousand and $736 thousand, respectively, that included $55 thousand for 75,000 shares of restricted stock authorized but not issued to a consultant.

As of June 30, 2011, there was $2.1 million of unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 3.1 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

10. RELATED PARTY TRANSACTIONS

A Plus International, Inc.

During the three and six months ended June 30, 2011 the Company had purchases of approximately $1.3 million and $1.9 million in connection with the manufacture of surgical products by A Plus used in the Safety-Sponge® System. At June 30, 2011, the Company’s accounts payable included $1.1 million owed to A Plus in connection with the purchase of surgical products used in the Safety-Sponge® System.

Please also see discussion under "Common Stock Private Placement" in Note 6 Stockholders Equity.

11. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

During the three and six months ended June 30, 2011, due to its exclusive distribution agreement with Cardinal Health, the Company had one customer (Cardinal Health)  that represented in excess of 99% of total revenue, compared with 97% and 98% for the same respective periods in 2010. At both June 30, 2011 and December 31, 2010, Cardinal Health accounted for approximately 99%, of our accounts receivable.

Suppliers

The Company relies on a related party third-party supplier, A Plus, to supply the surgical sponges and towels used in its Safety-Sponge® System. The Company also relies on a number of third parties to manufacture certain other components of its Safety-Sponge® System.  If A Plus or any of the Company’s other third-party manufacturers cannot, or will not, manufacture its products in the required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity.  Any interruption or delay in manufacturing could have a material adverse effect on the Company’s business and operating results.

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

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

In September, 2010, the Company entered into a 36 month lease agreement for approximately 5,600 square feet of office space in Irvine, CA which expires December 31, 2013.  Monthly lease payments for the remaining lease term of this lease are approximately $9 thousand. In January 2010, previous management temporarily relocated our headquarters to 5 Caufield Place, Suite 102, Newtown, PA 18940, where they entered into a sublease on December 31, 2009 for 5,670 square feet of office space for approximately $11 thousand per month.  In November 2010, we entered into a sub-sublease with a sub lessee to take over the space where they agreed to sub-sublease the space through the remaining term of our sublease or through to April 30, 2013, paying approximately $8 thousand per month.

Contingent Tax Liability

In 2009, during the process of preparing the Company’s federal tax returns for prior years, the Company’s management found there had been errors in reporting income to the recipients and the respective taxing authorities, related to stock grants made to those certain employees and consultant recipients. In addition, the Company determined that required tax withholding relating to these stock grants had not been made, reported or remitted, as required in fiscal years 2006 and 2007. Due to the Company’s failure to properly report this income and withhold/remit required amounts, the Company may be held liable for the amounts that should have been withheld plus related penalties and interest. The Company had estimated its contingent liability based on the estimated required federal and state withholding amounts, the employee and employer portion of social security taxes as well as the possible penalties and interest associated with the error. Although the Company’s liability may ultimately be reduced if it can prove that the taxes due on this income were paid on a timely basis by some or all of the recipients, the estimated liability including estimated interest and penalties, accrued by the Company is based on the assumption that it would be liable for the entire amounts due to the uncertainty with respect to whether or not the recipients made such payments.

During the quarter ended June 30, 2011, the Company reduced the tax contingent liability by $223 thousand as the Company determined that it is improbable that it could be held liable for this amount owed related to the 2006 and 2007 tax years, which resulted in a $223 thousand gain recorded as other income. The Company had also previously agreed to set aside restricted cash in an escrow account for satisflying any potential liability.  Given the tax liability is improbable we anticipate having the $223 thousand of restricted cash released from the escrow account during the third quarter of 2011.  As of June 30, 2011, the contingent tax liability was $0, reflecting that the Company no longer had any liability for the taxes not withheld.

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

On July 28, 2005, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed another lawsuit against the Company, Sunshine and four other defendants affiliated with Winstar.  That lawsuit attempted to collect a federal default judgment of $5 million entered against two entities, Winstar Radio Networks, LLC and Winstar Global Media, Inc., by attempting to enforce the judgment against the Company and others under the doctrine of de facto merger.  The action was tried before a Los Angeles County Superior Court judge, without a jury, in 2008.  On August 5, 2009, the Superior Court issued a statement of decision in the Company’s favor, and on October 8, 2009, the Superior Court entered judgment in the Company’s favor, and judged plaintiffs’ responsible for $2,708.70 of the Company’s court costs.  On November 6, 2009, the plaintiffs filed a notice of appeal in the Superior Court of the State of California, County of Los Angeles Central District. On June 15, 2011, the Court of Appeal of the State of California, Second Appellate District ruled in our favor affirming the trial courts’ ruling. The plaintiffs have since requested their case be heard at the California Supreme Court. The Company has engaged appellate counsel, and management believes the plaintiff’s case to be without merit and intends to continue to defend the case vigorously. As loss is not deemed to be probable, no accruals have been made as of June 30, 2011.

13.  SUBSEQUENT EVENTS

Management has evaluated events subsequent to June 30, 2011 through the date that the accompanying financial statements were filed with the Securities and Exchange Commission for transactions and other events which may require adjustment of and/or disclosure in such financial statements.  Management has no subsequent events to report.

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

Overview

We focus on the development, marketing and sale of products designed to improve patient outcomes and reduce costs in the healthcare industry. We conduct our business through our wholly owned subsidiary, SurgiCount Medical, Inc. Our proprietary Safety-Sponge® System is a patented solution designed to eliminate one of the most common errors in surgery, retained surgical sponges, and the human and economic costs associated with this surgical mistake. The Safety-Sponge® System consists of a line of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system.  We estimate that over 50 million of our Safety-Sponges® have been successfully used in more than 2.5 million surgical procedures. We sell our Safety-Sponge® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners.  Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus, a leading China-based manufacturer of disposable medical and surgical supplies.  Our sponge and towel products are distributed through Cardinal Health, who provides us sales, marketing and logistics support and the fulfillment of our products to our end user hospitals by both delivering our products directly to our end user hospitals and where appropriate through alternative distributors. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business. Once implemented, the vast majority of our user hospitals use the Safety-Sponge® System across all of their relevant surgical and OB/GYN procedures.

Subsequent to the resignation of our previous President and Chief Executive Officer and four other board members, during the third quarter of 2010 newly appointed management implemented a comprehensive restructuring program focused on a number of initiatives, including the reduction of operating expenses and other initiatives designed to achieve positive operating income and operating cash flow.  Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies and initiating expense measurement systems and increasing accountability across various functional areas.  As a result of a number of factors, primarily the continued growth of the Company’s revenue from both delivery of Cardinal Health’s stocking inventory (as discussed in “Cardinal Health Supply Agreement” below) and the increased number of hospitals using the Company’s products, combined with the impact on operating expenses from the restructuring initiative, the Company reported positive operating income during the quarter ended September 30, 2010, the first period of positive reported operating income in the history of the Company’s ownership of SurgiCount since 2005 and the first reporting period under newly appointed management.

During the second quarter of 2011, the number of institutions using our products surpassed 70 and the Company lost no customers.  This compares to approximately 52 institutions using our products at the end of the second quarter of 2010.  We generated revenue of $2.6 million and $3.8 million during the three months ended June 30, 2011 and 2010, respectively.  Our three months ended June 30, 2011 and 2010 revenue included approximately $0.5 million and $2.3 million respectively, of revenue from the fulfillment of a $10.0 million stocking order in accordance with the terms of our exclusive distributor arrangement with Cardinal Health.  Excluding revenue recognized from the fulfillment of the Forward Order, during the six months ended June 30, 2011 and 2010 we generated approximately $3.5 million and $2.8 million, respectively. Under certain circumstances the Forward Order inventory held by Cardinal Health could negatively impact our future 2012 revenue and cash flows.  Please refer to our section in this Form 10-Q below in the section called “Factors Affecting Future Results— Cardinal Health Supply Agreement” for more information on the potential impact of the Forward Order.

13D Event and Subsequent Restructuring

On April 9, 2010 our current President and Chief Executive Officer, co-founder of our wholly-owned operating subsidiary SurgiCount Medical and co-inventor of our Safety-Sponge® System, Brian E. Stewart, filed a Form 13D with the Securities and Exchange Commission (“SEC”) on behalf of himself and certain other stockholders of the Company.  The stockholders represented included two of the Company’s existing directors and the other co-founder of SurgiCount Medical and co-inventor of the Safety-Sponge® System and collectively represented a sufficient number of shares of the Company’s stock outstanding to demand that the Company call a special meeting of stockholders with the express purpose of affecting significant and immediate change by removing five of the then standing directors of the board, including the then President and Chief Executive Officer.  As a direct result of this stockholder driven effort, on June 24, 2010, the five designated members of the board of directors resigned and Brian E. Stewart was appointed as President and Chief Executive Officer and as a Director of the Company.

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

In November 2009, we renewed our distribution relationship with Cardinal Health through the execution of a new Supply and Distribution Agreement. This new agreement had a five-year term to 2014 and named Cardinal Heath as the exclusive distributor in the United States, Puerto Rico, and Canada of the current products used in our proprietary Safety-Sponge® System.  Though Cardinal Health is our exclusive distributor in these geographical areas, the terms of our agreement with Cardinal Health do not limit the sales of our products to only direct customers of Cardinal Health.  Our products are available to every hospital that wishes to purchase them through their existing distribution relationships, whether that is with Cardinal Health or a competitor.  In the event an end user hospital customer of ours does not have a distribution relationship with Cardinal Health, Cardinal Health distributes our products directly to the alternative distributor that works with that hospital.

In connection with the execution of the new agreement in November 2009, Cardinal Health issued the $10.0 million stocking purchase order for products used in our Safety-Sponge® System that called for deliveries of that stocking inventory over a 12-month period (which is the Forward Order described above under Overview section).  Cardinal Health paid us $8.0 million as partial pre-payment of the Forward Order, and agreed to pay $2.0 million directly to A Plus to pay for product when A Plus invoices the Company for the Forward Order.  Cardinal Health also agreed to place a second $5.0 million stocking purchase order prior to the end of the third quarter of 2010, based on whether the Company achieved certain conditions, including a minimum targeted customer sales threshold.  Both Cardinal Health and the Company jointly agreed in late 2010 not to go forward with this second stocking purchase order.  Cardinal Health also agreed to maintain normal ordering patterns and volumes for purchasing our Safety-Sponge® products throughout 2010 and not to use any of the inventory delivered under the Forward Order to meet immediate hospital demand.   In late 2010 Cardinal Health requested to change the product mix of the Forward Order.  We agreed to this change, however because the products Cardinal Health requested were not immediately available, and Cardinal Health agreed to take delivery of the remaining inventory on a modified schedule.  As of June 30, 2011, we had fully delivered the entire $10 million of product under the Forward Order.

In March 2011, we and Cardinal Health signed an amendment to the Supply and Distribution agreement (the “Amended Supply and Distribution Agreement”).  The Amended Supply and Distribution Agreement revised a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding setting target inventory levels and defining a formula for determining what excess inventory is of our products held by Cardinal Health.   Cardinal Health has agreed to not sell any of the Forward Order inventory until 2012, and we have agreed to a methodology for how Cardinal Health will sell this inventory to our customers, so there is a more orderly release throughout 2012 that more reasonably minimizes its impact to the Company’s revenue during 2012. In addition, the Amended Supply and Distribution Agreement gives the Company the right to buy-back at cost any inventory of our products held by Cardinal Health that exceeds 60 days worth of sales. All other terms remain the same.

Because of the delivery of $1.1 million of the Forward Order inventory during the first two quarters 2011, our reported revenue for the six months ended June 30, 2011 of $4.5 million represented more revenue than what we otherwise would have recognized had we filled only orders from Cardinal Health for strictly filling routine customer demand.  During the second quarter of 2011 we recognized $2.1 million of revenue from the delivery of inventory to Cardinal Health for fulfilling routine customer demand, however this revenue does not necessarily reflect actual current hospital customer demand for our products, as this revenue is impacted by a number of factors, including but not limited to Cardinal Health’s inventory management practices including how much inventory it chooses to maintain throughout its distribution warehouse system and the timing of how it chooses to order product (through recurring standing purchase orders, planned inventory reductions, etc) and its expectations regarding the timing of when new customers will start ordering product.

Should Cardinal Health have any excess inventory on January 1, 2012 and begin selling the excess inventory it holds to partially meet routine customer demand, our reported revenue and cash flows will be negatively affected.  The magnitude this negative impact could have on our 2012 revenue and cash flows will depend on a number of factors, including but not limited to, how much excess inventory Cardinal Health actually has on hand in 2012, whether the Company chooses to purchase some or all of this excess inventory, and what our actual revenue growth rates are during 2011 and 2012.  Actual revenue during 2011 and 2012 will depend on a number of factors, including but not limited to, actual end-user demand and Cardinal Health’s estimates of what inventory levels it needs to meet that demand.  Management has no immediate plans to repurchase Cardinal Health’s excess inventory. However the Company will consider this option should an appropriate opportunity arise.  While we have not provided any estimates of 2011 or 2012 revenue growth, in order to prevent a significant negative impact to 2012 reported revenue and cash flows, (i) the Company would need to experience substantial growth in the number of hospitals using its products during 2011 and 2012, (ii) the Company would need to buy back any excess inventory from Cardinal Health or (iii) Cardinal Health would need to decide not to use its excess inventory to partially meet routine customer demand.   If the Company were to buyback excess inventory from Cardinal Health, it also could have a significant negative impact to our earnings, financial position and liquidity.

Revenue Subject to Significant Variation Due to Cardinal Health’s Ordering Patterns, and Expectations of the Size and Timing of New Customer Hospital Implementations.

Our exclusive distribution agreement with Cardinal Health results in all of our revenue coming from orders placed by Cardinal Health.  Cardinal Health has discretion in the timing and quantities with the orders they place, subject only to the limits contained in our agreements with them.   As a result, our revenue may not necessarily correlate with the actual growth of our underlying customer base.  In addition, our revenue can be materially impacted by the size of new customer hospital systems being implemented and the expected timing of those implementations by us and our distribution partners.  Size of hospital systems connotes the number of actual hospitals that are a part of the hospital system and the number of surgical procedures that are performed at each hospital.  Implementations with our large hospital system customers like the Mayo Clinic in Rochester or the Cleveland Clinic in 2009 had a material impact on our reported revenue and revenue growth for the year 2009.  The timing of when these larger hospital system implementations are expected to occur also have a significant impact on our annual reported revenue, as both we and our distribution partners attempt to ensure adequate inventory on hand to accommodate them.  The decision process that our distribution partner Cardinal Health uses in determining when to place orders is complex and subject to significant judgment.  If those judgments prove incorrect or are inconsistent with our business needs or expectations, our revenue may be materially adversely impacted. For example, some of the factors that go into these judgments include, but are not limited to: (i) the size of some new pending and possible customers, (ii) the distribution agreements new pending and possible hospital customers have with their distribution partners, (iii) the multiple formats our products need to be available in (Single Sterile and Bulk Non Sterile), and (iv) the location of the manufacturing facilities of our China based manufacturing partner and the lead times needed in manufacturing our products.  Although growth in the number of customer hospitals is a relevant general indicator of growth in our business and customer acceptance of our products, it is not necessarily proportional to revenue because of the factors that impact revenue growth, including the number of actual customers represented by the hospitals using our products, the number of procedures such hospitals actually perform, the timing of orders of our products and the other factors described in this quarterly report on Form 10-Q.

Reduction in Hardware Revenue – Effect on Revenue and Cost of Revenue.

Prior to the third quarter of 2009, our business model included selling our SurgiCounter™ scanners and related software used in our Safety-Sponge® System to most hospitals that adopted our system.  Beginning with the third quarter of 2009, we modified our business model and began to provide our SurgiCounter™ scanners and related software to all hospitals at no cost when they adopt our Safety-Sponge® System.  Because we no longer engage in direct SurgiCounter™ scanner sales and generally anticipate only to recognize revenue associated with our SurgiCounter™ scanners in connection with reimbursement arrangements we have with Cardinal Health under our agreement with them, SurgiCounter™ scanners  no longer represent a significant source of revenue for our company. In 2010 and 2009, surgical sponge revenue accounted for 99% and 94.0% of our revenue, respectively and hardware revenue accounted for 1% and 6.0%, respectively.  In addition to its effect on our revenue, this change also affected our costs of revenue because rather than recognizing the full product cost for all SurgiCounter™ scanners at the time of shipment in our cost of revenue, we now recognize only the depreciation expense for those SurgiCounter™ scanners provided to hospital clients.  This business model change led to an improvement in our gross margin in the year ended December 31, 2009, and further improvement in 2010.  However going forward, we anticipate that there will be a negative impact on our gross margins from increased depreciation expense in our cost of revenue from the growing number of scanners that we give to customers in the field, which will temporarily cause our gross margins to trend lower.  This negative impact on gross margin from scanner depreciation will eventually be offset and ultimately completely eliminated by sponge and towel revenue growth, as it increases and dilutes the negative impact from depreciation.

Sources of Revenue and Expenses

Revenue

We generate revenue primarily from the sale of surgical sponges used in our Safety-Sponge® System to our exclusive distributor, Cardinal Health, who then sells directly and through sub-distributors to hospitals that have adopted our Safety-Sponge® System.  We expect hospitals that adopt our Safety-Sponge® System to commit to its use and thus provide a recurring source of revenue from ongoing sales of surgical sponges and other products used in our system.  Generally, the expected term of the customer contracts and the estimated useful life of the scanners are both 3 years. We recognize revenue from the sale of surgical sponges upon shipment to our distributor because most of our surgical sponge sales are to our distributor, FOB shipping point.  Note that because of the way our revenue cycle works there is typically a lag between the time we begin incurring costs associated with our new customer arrangements and when we begin generating revenue from such arrangements.

Cost of revenue

Our cost of revenue consists primarily of our direct product costs for surgical sponges and products from our exclusive third-party manufacturer. We also include a reserve expense for obsolete and slow moving inventory in cost of revenue.  In addition, when we provide scanners to hospitals for their use (rather than sell), we include only the depreciation expense of the scanners in cost of revenue (not the full product cost). We estimate the useful life of the scanners to be three years.  However, on rare occasions, if we sell the scanners to hospitals, our cost of revenue includes the full product cost when shipped.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

During the second quarter of 2011, the number of hospitals using our products surpassed 70 and the Company lost no customers.  This compares to approximately 52 hospitals using our products at the end of the second quarter of 2010.  Although not necessarily proportional to future revenue, the number of hospitals using our products is a good indicator of our underlying business.

Revenue

Total revenue for the three months ended June 30, 2011 was $2.6 million, which included $0.5 million of revenue from the delivery to our exclusive distributor, Cardinal Health, as part of a $10.0 million Forward Order (see Factors Affecting Future Results – Cardinal Health Supply Agreement).  Excluding the effect of this inventory stocking arrangement, revenue for the quarter ended June 30, 2011 would have been $2.1 million.  This compares with total revenue for the three months ended June 30, 2010 of $3.8 million, which included approximately $2.3 million of revenue from the delivery under the Forward Order.  Excluding the effect of the Forward Order, revenue for the three months ended June 30, 2010 would have been $1.4 million.

The $0.5 million of second quarter revenue that related to filling the Forward Order stocking arrangement represented the final sales under this $10 million arrangement. Our revenue to Cardinal Health during the second quarter 2011 excluding the Forward Order totaled $2.1 million and was more closely aligned with where management believes customer demand levels are for our sponges and towels as compared to non-Forward Order revenue to Cardinal Health during previous quarters.  As discussed in the section “Factors Effecting Future Revenue”, historically there have been a number of factors within Cardinal Health’s control that have affected our level of non-Forward Order revenue to Cardinal Health, resulting in making it difficult to measure what the real customer demand levels are.  The $2.1 million of non-Forward Order revenue during the second quarter 2011 was closer to what management estimates the quarterly customer demand is for our products at present and in the near future, and for the remainder of 2011 we anticipate that our orders from Cardinal Health will continue to be more inline with immediate end user demand as they were in the second quarter.

Cost of revenue

Cost of revenue of $1.3 million decreased by $0.5 million or 28% for the three months ended June 30, 2011 as compared to cost of revenue of $1.8 million for the same period in 2010. This decrease was mostly the result of lower Forward Order revenue of $0.5 million during the second quarter of 2011 as compared to Forward Order revenue of $2.3 million during the second quarter of 2010. In addition, our cost of revenue in the second quarter 2011 was impacted by a growing amount of scanner hardware depreciation resulting from the change in our revenue mix of no longer primarily selling the hardware used with our Safety-Sponge® System (see Factors Effecting Future Results “— Reduction in Hardware Revenue”). Our cost of revenue as a percentage of revenue increased to 50% during the second quarter 2011 as compared to 48% in the second quarter 2010.  This increase in reported cost of revenue was primarily attributable to higher non cash depreciation expense included in our cost of revenue during the second quarter of 2011 as compared to the second quarter of 2010, reflecting  a larger amount of hardware purchased by the Company to support new hospital implementations.  Our cost of revenue during the second quarter 2011 included depreciation expense and other related equipment costs totaling $109 thousand, while our second quarter 2010 cost of revenue included depreciation and other related equipment costs totaling $71 thousand. The gross margins realized from the sale of recurring disposable sponge and towel products, the vast majority of our revenue, was 54% and 56% during the second quarters of 2011 and 2010, respectively, reflecting a modest cost increase by A Plus that became effective in January 2011.

Gross profit

Gross profit totaled $1.3 million for the three months ended June 30, 2011, a decrease of $0.7 million, or 36%, compared to gross profit of $2.0 million during the same period in 2010.  The primary reason for the decrease in gross profit during the second quarter 2011 as compared to the same quarter in 2010 was lower Forward Order revenue to Cardinal Health.  Forward Order revenue during the quarter ended June 30, 2011 was $0.5 million, which generated gross profit of $0.3 million, as compared to Forward Order revenue during the quarter ended June 30, 2010 of $2.3 million, which generated gross profit of $1.2 million.  In addition, our gross profit for the quarter ended June 30, 2011 as compared to the quarter ended June 30, 2010 was negatively impacted by higher depreciation expense from growth in the number of scanners given to customers, as well as the impact of A Plus increasing our costs for sponges and towels effective in January 2011.

Operating expenses

Operating expenses totaled $1.7 million for the quarter ended June 30, 2011, a decrease of $1.3 million, or 44%, compared to $3.0 million of operating expenses during the same period in 2010.  This reduction in operating expenses primarily reflects the impact of comprehensive restructuring implemented by our current management during the third quarter of 2010. This restructuring focused on a number of cost reduction initiatives, which included reducing headcount and operating expenses in an effort to achieve operating income as well as positive operating cash flow. Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies and initiating monitoring systems over spending and increasing accountability across all functional areas.

Research and development expenses

Research and development expenses totaled $24 thousand for the quarter ended June 30, 2011, a decrease of $74 thousand, or 75%, compared to $98 thousand during the same period in 2010.  The decrease year over year primarily reflected current management’s restructuring activities initiated during the third quarter of 2010.

Sales and marketing expenses

Sales and marketing expenses totaled $0.7 million for the quarter ended June 30, 2011, a decrease of $0.2 million, or 19%, compared to $0.8 million during the same period in 2010.  The lower sales and marketing expenses in the second quarter of 2011 as compared to the prior year quarter primarily reflects management’s restructuring activities initiated during the third quarter of 2010.

General and administrative expenses

General and administrative (“G&A”) expenses totaled $1.0 million for the quarter ended June 30, 2011, representing a decrease of $1.1 million, or 53%, compared to G&A expenses of $2.1 million during the same period in 2010.  The lower G&A expenses in the second quarter 2011 as compared the second quarter of 2010 was primarily the result of the comprehensive restructuring and cost reduction initiative implemented by current management during the third quarter of 2010.

Total other income (expense)

We reported other income of $0.2 million for the quarter ended June 30, 2011, compared to other income of $0.9 million for the quarter ended June 30, 2010.  The largest change between the second quarter of 2011 and the second quarter of 2010 was the mark to market adjustment for the change in fair value of our warrant derivative liability. During the quarter ended June 30, 2011, our mark to market adjustment for our warrant derivative liability was a gain of $14 thousand, while the change for the quarter ended June 30, 2010 was a gain of $1.0 million or a difference of over $0.9 million. As discussed above under “Critical Accounting Policies”, certain warrants issued from past financings are required to be recorded as a derivative liability and not as equity.  Each reporting period we record increases and decreases in the estimated fair value of these warrants based on fluctuations in the price of our common stock and the number of warrants outstanding. When our stock price increases, it creates a larger liability resulting in other losses, while decreases in our stock price causes the liability to decrease resulting in other income.  During the second quarter of 2010 our stock price decreased significantly resulting in the large gain, while at the end of the second quarter of 2011 our stock price change was less significant and there were fewer warrants outstanding as of June 30, 2011 resulting in the modest $14 thousand gain. Also there was a gain of $223 recognized related to the reduction of our contingent tax liability.

Provision for Income Taxes

We had a $0 thousand tax expense for the three months ended June 30, 2011, compared to a $33 thousand tax benefit for the same period in 2010.

Net income (loss)

We had a net loss of $294 thousand for the three months ended June 30, 2011 compared to a net loss of $76 thousand for the same period in 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue

Total revenue for the six months ended June 30, 2011 of $4.5 million, included $1.1 million of product shipped to Cardinal Health under the Forward Order, representing the final shipments under this stocking arrangement (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”).  Total revenue during the six months ended June 30, 2011 excluding the Forward Order revenue was $3.5 million, an increase of 25% as compared to $2.8 million during the same six month period in 2010. This increase in revenue reflected 35% growth experienced in the number of new customer hospitals as compared to the number of hospitals at the end of second quarter last year. In addition, our exclusive distributor, Cardinal Health, began ordering more product during the second quarter of 2011 that more closely aligned with current routine customer demand levels. Revenue for surgical sponges and towels during the six months ended June 30, 2011 accounted for 99% of revenue, while revenue for hardware accounted for only 1%, reflecting our change in strategy implemented during 2010 of providing scanners to customers at zero cost instead of selling them.

Cost of revenue

Cost of revenue for the six months ended June 30, 2011 of  $2.3 million, reflected a decrease of  $0.5 million or 19%, as compared to cost of revenue of $2.9 million during the same six month period in 2010.  This decrease was due to lower cost of revenue related to Forward Order revenue during the six months ended June 30, 2011, which was $1.1 million or 71% lower than the cost of revenue during the same six month period in 2010.  This decrease reflected the fact the final sales to Cardinal under the $10 million Forward Order arrangement occurred during the six months ended June 30, 2011, and most of this stocking order had been filled throughout 2010, leaving only $1.1 million of revenue ($500 thousand of cost of revenue) to be shipped during the first six months of 2011.  The cost of revenue related to non-Forward Order revenue was $1.9 million during the six months ended June 30, 2011, which was an increase of $600 thousand compared to the $1.3 million cost of revenue during the same period in 2010, reflecting our revenue growth as described above.

Gross profit

Gross profit of $2.2 million for the six months ended June 30, 2011, was a decrease of $1.0 million, or 32%, compared to $3.3 million during the same six month period in 2010.  The primary reason for this decrease in gross profit was lower Forward Order revenue of $1.1 million recognized during the six months ended June 30, 2011 as compared to $3.4 million of revenue during the same six month period in 2010.  In addition, we experienced higher costs related to scanners, resulting from increased depreciation expense from giving more scanners to customers at no cost instead of selling them. Gross profit on Forward Order revenue for the six months ended June 30, 2011 of $600 thousand was $1.2 million or 65% lower than the $1.8 million of gross profit on Forward Order revenue during the same six month period in 2010.  This decrease in gross profit related to Forward Order revenue which we filled mostly during 2010, and completed the final remaining shipments in 2011. Total gross margin was 49% for the six months ended June 30, 2011, compared to 53% for the same six month period in 2010, which was primarily attributed to increased scanner depreciation expense from giving scanners to customers at no cost, as well the impact of a cost increase that became effective January 1, 2011 on our purchases of sponges and towels by our exclusive manufacturer, A Plus.  This cost increase mostly reflected the higher cost of cotton and to a lesser extent, changes in the U.S. dollar exchange rate with the Chinese Yuan.

Operating expenses

We had total operating expenses of $3.4 million for the six months ended June 30, 2011, which includes research and development, sales and marketing and G&A, a decrease of $2.2 million, or 39%, compared to $5.7 million for the same six month period in 2010.  This decrease in operating expense was due to the comprehensive restructuring implemented by current management during the third quarter of 2010, which was focused on a number of initiatives to reduce operating expenses and achieve operating income and positive cash flow. Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies and initiating expense controls and increased accountability across all functional areas.

Financial Condition, Liquidity and Capital Resources

We had cash and cash equivalents of $5.7 million at June 30, 2011 compared to $1.9 million at December 31, 2010, and we had total current liabilities of $3.2 million at June 30, 2011 compared to $6.0 million at December 31, 2010.  As of June 30, 2011, we had positive working capital of $4.6 million, which was reduced by $375 thousand for a deferred revenue liability relating to hardware reimbursement payments from Cardinal Health, and $767 thousand represented a warrant derivative liability, both of which are non-cash based liabilities.  We believe our sources of funding are sufficient to satisfy our anticipated cash requirements through at least the next 12 months. Although management does not have any plans to do so, we may seek additional financing to fund future growth for periods beyond the next 12 months, through future offerings of equity or agreements with strategic partners to help fund our growth and the development of future products and technologies.  However, we can offer no assurances that we will be able to obtain additional funding on acceptable terms, if at all.  Management continually evaluates our liquidity needs and whether to increase capital resources. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information that could impact our future liquidity and capital resources.

On March 29, 2011 and March 30, 2011, we closed a private placement financing raising $7.1 million in gross proceeds through the issuance of 9.48 million shares of our $0.33 par value common stock at a selling price of $0.75 per share.  The proceeds from the offering have been, and will continue to be used for general corporate purposes, including paying down existing company liabilities and to invest in new initiatives to increase market penetration of our Safety-Sponge® System to hospitals throughout the U.S. and world-wide.

Operating activities

We used $2.8 million of net cash from operating activities during the six months ended June 30, 2011.  This included payments totaling $2.2 million to our contract manufacturer, A Plus, to pay for past due amounts owed to them from previous periods, which we paid immediately upon receiving proceeds from our private placement which closed on March 29, 2011 and March 30, 2011.  Non-cash adjustments to reconcile net income to net cash used in operating activities, including balance changes in operating assets and liabilities, used a total of $2.0 million of cash for the six months ended June 30, 2011. The significant non-cash adjustments primarily reflected a $1.1 million decrease in our deferred revenue liability relating to our final shipments to Cardinal Health in filling the Forward Order, along with decreases of $223 thousand in our contingent tax liability and $225 thousand in our warrant derivative liability.

Investing activities

We used $204 thousand of net cash in investing activities during the six months ended June 30, 2011, primarily for the purchase of scanners and related hardware used in our Safety-Sponge® System.

Financing activities

We generated $6.8 million of net cash from financing activities in the six months ended June 30, 2011, primarily from the net proceeds of our $7.1 million private placement, offset by the payment of preferred stock dividends and other stock issuance costs.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of June 30, 2011, other than our office leases and employment agreements with key executive officers, we had no material commitments other than the liabilities reflected in our condensed consolidated interim financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in the evaluation described in this paragraph that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

  *           Filed herewith.

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to the Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

Date: August 15, 2011	By:	/s/ Brian E. Stewart
Brian E. Stewart, President and Chief
Executive Officer

Date: August 15, 2011	By:	/s/ David Dreyer
David Dreyer, Executive Vice President,
Chief Financial Officer, and Secretary