Form 10-Q/A
period 2011-06-30
Patient Safety Technologies, Inc
filed 2011-08-23
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2011, originally filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred after the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.
Date: August 22, 2011

	By:	/s/ David Dreyer
David Dreyer, Executive Vice President,
Chief Financial Officer, and Secretary

PART II – OTHER INFORMATION

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

EX-101.INS**	XBRL Instance document

EX-101.SCH**	XBRL Taxonomy Extension Schema Document

EX-101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

EX-101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*
These exhibits were previously included or incorporated by reference in Patient Safety Technologies, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

**
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