Form 10-K/A
period 2010-12-31
Patient Safety Technologies, Inc
filed 2011-12-05
CIK 812301

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

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-K FOR THE YEAR
ENDED DECEMBER 31, 2010

EXPLAINATORY NOTE

We are filing this Amendment No. 2 (“Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on April 14, 2011 (the “Original Filing”) and amended on April 29, 2011, solely for the purpose of updating the disclosure of our Principles of Consolidation policy located on page 35 and updating the disclosure of the accounting for certain warrants issued in January 2009 located on page 50, in response to certain comments we received by the Securities and Exchange Commission. The complete text (as updated) of those particular disclosures from our Original Filing is contained herein along with updated certifications contained in Exhibits 31.1, 31.2 and 32.1. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing, and we have not updated disclosures contained therein to reflect any events that have occurred subsequent to the date of the Original Filing.

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

Unless otherwise indicated, all statements presented in this annual report on Form 10-K regarding the medical patient safety market, the market for our products, our market share, the cumulative number of Safety-Sponges ® used and number of procedures in which the Safety-Sponge ® System have been used are internal estimates only.

Safety-Sponge®, SurgiCounter™ and Citadel™, among others, are registered or unregistered trademarks of Patient Safety Technologies, Inc. (including its subsidiary).

ii

PART I

ITEM 1.   BUSINESS

Overview

Patient Safety Technologies, Inc., focuses on the development, marketing and sale of products designed to improve patient outcomes and reduce costs in the healthcare industry. We conduct our business through our wholly owned subsidiary, SurgiCount Medical, Inc. Our proprietary Safety-Sponge® System is a patented solution designed to eliminate one of the most common errors in surgery, retained surgical sponges, and the human and economic costs associated with this surgical mistake.  The Safety-Sponge ® System is comprised of a line of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system.   Over an estimated 45.4 million of our Safety-Sponges ® have been successfully used in more than 2.1 million surgical procedures.   We sell our Safety-Sponge ® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners.  Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus International Inc. (“A Plus”), a leading, China-based manufacturer of disposable medical and surgical supplies.  Our sponge and towel products are distributed through Cardinal Health, Inc. (“Cardinal Health”), who provides us sales, marketing and logistics support and the fulfillment of our products to our end-user hospitals by both delivering our products directly to our end-user hospitals and where appropriate through alternative distributors.  We currently have over 60 hospitals using the Safety-Sponge ® System, all of which are located in the U.S. During 2010 the number of hospitals using our Safety-Sponge ® System more than doubled and we lost no customers. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business.   Once implemented, the vast majority of our end-user hospitals use the Safety-Sponge ® System across all of their relevant surgical and OB/GYN procedures.

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

We believe that the U.S. healthcare industry is increasingly receptive to products like our Safety-Sponge ® System that can enable providers to increase their standards of patient care and lower their costs.  We believe drivers of this demand include growing evidence as to the clinical efficacy and cost effectiveness of products like ours, an increased focus by both federal and state level regulatory agencies to hold hospitals more accountable for preventable errors, increasing legal costs associated with these events and the underlying desire by providers to provide improved outcomes for their patients and protect their staff from the ramifications of these event.

Our Safety-Sponge ® System

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

The Safety-Sponge ® System is a patented system of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system.  Over an estimated 45.4 million of our Safety-Sponges ® have been successfully used in more than 2.0 million surgical procedures.  We currently have over 60 hospitals using the Safety-Sponge ® System, all of which are located in the U.S. Each of our Safety-Sponge® surgical sponges and towels are affixed with a soft, pliable label on which an individually unique identifier is printed.  These unique identifiers are printed in both human readable and machine readable form.  When used with our handheld mobile computer, scanner and software (the SurgiCounter ™ ) the system is designed to eliminate the incorrect counting of sponges by greatly reducing the human error involved with manually counting these items.  Because each Safety-Sponge ® has an individually unique, machine readable identifier, the SurgiCounter ™ is designed to only count each item “in” once and “out” once.  Our solution is intended to be used in conjunction with a manual count being concurrently performed by surgical staff to ensure the safest possible clinical practice and to prevent any technology dependence.

Surgical sponges and towels are typically delivered to a hospital in one of two formats, either in stand-alone, sterilized packages (most often with five or ten of the same type of item to each package, we call this format “Single Sterile”) or within larger packages of various disposable surgical products that are custom built for a specific procedure at a specific hospital.  These larger customized packages of disposable surgical products are often called “Custom Procedure Trays.”  We estimate the overall usage of surgical sponges and towels to be approximately 65% from inside Custom Procedure Trays and 35% from Single Sterile packages.  Our Safety-Sponge ® line of surgical sponges and towels are available in both of these formats.  We typically deliver our sponges and towels to providers of Custom Procedure Trays in a non-sterilized, non-packaged format we call “Bulk Non Sterile”.  Once our Bulk Non Sterile products are placed within a larger Custom Procedure Tray along with other disposable products, the Custom Procedure Trays are typically sealed and the entire Custom Procedure Tray is sterilized.

In addition to providing surgical staff with a more accurate intra-operative account of all individual sponges and towels used during a procedure through the use of our SurgiCounter ™ with our Safety-Sponges ® , our Citadel ™ software application is designed to provide hospitals with an evidence-based outcome and compliance audit capabilities through the generation of an electronic report of that particular procedure.  These procedure reports includes information such as the exact time each individual sponge was scanned and accounted for before and after use, as well as other procedure specific information such as patient identification, procedure performed and the surgical staff in that procedure.  The Citadel ™ application can be used for post-operative documentation and compliance monitoring for individual cases as well as to review aggregate data such as product usage and other information.  This information can be pushed to other databases within the hospital such as electronic medical records and has been designed with future applications in mind including additional patient safety, convenience, asset tracking, data management and product utilization applications and features.

Customers and Distribution

Our business model includes an outsourced manufacturing and partnered distribution strategy.  We sell our Safety-Sponge ® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners.  Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus.  Our sponge and towel products are distributed through Cardinal Health, who provides us sales, marketing and logistics support and the fulfillment of our products to our end-user hospitals by both delivering our products directly to our end user hospitals and where appropriate through alternative distributors.  Once implemented, the vast majority of our end-user hospitals use the Safety-Sponge ® System across all of their relevant surgical and OB/GYN procedures.

We currently target our sales efforts primarily to the approximately 5,700 acute care hospitals in the United States.   We are currently initiating efforts to actively pursue hospitals in other countries. Our sales process typically involves making contact with multiple stakeholders within a hospital including executives, surgeons, medical and nursing personnel, risk management and various administrators.  We believe it is important that all of these stakeholders evaluate not only the economics, but also the clinical effectiveness and other benefits of our Safety-Sponge® System.  As part of the sales process, hospitals considering the adoption of the Safety-Sponge ® System often conduct a limited trial of the product in order to gain a better understanding of the functionality and benefits of our Safety-Sponge® System.

Although some customers decide to adopt our Safety-Sponge® System prior to a trial, we generally sign up new hospital customers following such an evaluation event.  Once a customer has agreed to adopt our Safety-Sponge® System by executing a purchase contract, we then typically provide the hardware used in our system, including our SurgiCounter ™ , to the hospital and make our personnel and materials available to provide technical and clinical support for our hardware and systems integration  (see “—Sales and Clinical Support” below).  Although we occasionally have a customer hospital who prefers to purchase our hardware, we typically offer the hardware used in the Safety-Sponge ® System at no cost to the hospital in exchange for certain commitments to purchase our Safety-Sponge ® line of disposable sponges and towels.

Cardinal Health – Exclusive U.S. Distributor

In November 2006, we began an exclusive distribution relationship with Cardinal Health to supply hospitals with our Safety-Sponge ® line of disposable sponges and towels.  This original agreement had a term of 36 months, and automatically renewed for successive 12 month periods unless terminated early in accordance with its terms.

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

Our agreement with Cardinal Health also gives them minimum gross margins on all sales of our Safety-Sponge ® disposable surgical sponge and towel products.  The minimum gross margin amounts vary depending on the format of the product sold (Single Sterile or Bulk Non Sterile) and depending on the distribution of that product to the end-user hospital (directly by Cardinal Health or through alternative distributors).  In addition, for Bulk Non Sterile products included in Cardinal Health’s custom procedure kits the guaranteed minimum gross margins are based on a formula that varies depending on certain sales performance results during specific time periods.

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

Manufacturing

All of our sponge and towel products are currently manufactured for us by our exclusive manufacturing partner, A Plus International Inc. (“A Plus”).  In 2005, we entered into an exclusive supply agreement with A Plus to provide us with sponge and towel products for use with our Safety-Sponge ® System (the “A Plus Supply and Manufacturing Agreement”).   Wenchen (“Wayne”) Lin, a member of our Board of Directors, is a founder and significant beneficial owner of A Plus.  In January 2007, we entered into a successor supply agreement with A Plus and, in May 2008, we entered into our current exclusive A Plus Supply and Manufacturing Agreement.   The current A Plus Supply and Manufacturing Agreement grants A Plus the exclusive, world-wide license to manufacture and import the sponge and towel products used in our Safety-Sponge® System, including the right to sublicense to the extent necessary.  A Plus manufactures our products in its FDA approved facilities, primarily those in China, which are subject to periodic site inspections by the FDA.  In addition to manufacturing our products, A Plus provides packaging, sterilization, logistics and related quality and regulatory compliance support.   A Plus has agreed not to manufacture, import or otherwise supply any bar coded surgical products for any other third party.  Under the current A Plus Supply and Manufacturing Agreement, we agreed to negotiate the pricing schedule annually to reflect changes in manufacturing costs, taking into account changes in cotton prices and Chinese currency exchange rates. While we believe the manufacturing capacity of A Plus is sufficient to meet our expected demand, in the event A Plus cannot meet our requirements, the agreement allows us to retain additional manufacturers as needed.  The successor agreement has an initial term of ten years and will expire in May 2018 unless terminated early in accordance with its terms.

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

Indemnification Program

In the third quarter of 2009 we launched an indemnification program to provide our customers with added assurance regarding the reliability of our Safety-Sponge ® System and the financial benefits of its use.  We indemnify customers in the program using the Safety-Sponge ® System up to $1 million per incident should they experience a retained sponge using the solution.  To qualify for the indemnification program customers agree to certain stipulations, including but not limited to using only our sponge and towel products, using our Citadel ™ software application and maintaining a concurrent manual count of the sponges and towels used in a procedure.  We maintain insurance to cover the potential liability to us from this program as well as to provide additional assurance to our customers in the program of our ability to meet any obligations there under. To date, there have been no claims under this program.

Intellectual Property

Patents, trademarks and other proprietary rights are an important element of our business.  Our policy is to file patent applications and trademark registrations and to protect our technology, inventions and improvements to inventions that are commercially important to the development of our business, in particular, as it pertains to the technology used in our proprietary Safety-Sponge® System, including our Safety-Sponges ® , SurgiCounters™, and all of our software applications.

We currently hold numerous patents issued by the United States Patent and Trademark Office as well by the appropriate agencies in various other countries.  We also own a number of registered and unregistered trademarks, including Safety-Sponge ® , SurgiCounter ™ , and Citadel ™ .

Competition

With our core Safety-Sponge ® System offering, we face competition from both technology based products and from non technology based solutions, namely the approach of relying solely on the manual counting of sponges.  Partly because the vast majority of acute care hospitals do not currently use any technology based solution in an effort to prevent retained sponges, we view the competition we face from a solely manual counting approach as significantly as we do technology based solutions.    From a technology standpoint, there are multiple competing products available to our customers, including products offered by RF Surgical Systems, Inc. and ClearCount Medical Solutions. Both of these technology competitors utilize different approaches and underlying technologies.  We believe we compare favorably to these technology competitors across a variety of categories including but not limited to relative cost, safety, evidence of clinical efficacy, support by independent clinical research, simplicity, ease of use, existing users, clinical support, size of required footprint in the operating room, ability to complement existing recommended clinical practices and scalability to provide additional features and applications beyond just preventing retained sponges.

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

13D Event and Subsequent Restructuring

On April 9, 2010 our current President and Chief Executive Officer, co-founder of our wholly-owned operating subsidiary SurgiCount Medical and co-inventor of our Safety-Sponge ® System, Brian E. Stewart, filed a Form 13D with the Securities and Exchange Commission (“SEC”) on behalf of himself and certain other shareholders of the Company.  The shareholders represented included two of the Company’s existing directors and the other co-founder of SurgiCount Medical and co-inventor of the Safety-Sponge ® System and collectively represented a sufficient number of shares of the Company’s stock outstanding to demand that the Company call a special meeting of stockholders with the express purpose of effecting significant and immediate change by removing five of the then standing directors of the board, including the then President and Chief Executive Officer.  As a direct result of this shareholder effort, on June 24, 2010, the five designated members of the board of directors resigned and Brian E. Stewart was appointed as President and Chief Executive Officer and as a Director of the Company.  Concurrently, the Company closed a financing consisting of approximately $6.1 million of convertible preferred stock (the “Series B Convertible Preferred”).  Buyers of the Series B Convertible Preferred (each of whom is an accredited investor, as defined under Rule 501(a) of Regulation D of the Securities Act of 1933), consisted of A Plus, JMR Capital Ltd. and Catalysis Partners, LLC.  Wayne Lin, a member of our Board of Directors is a founder and significant beneficial owner of A Plus and John P. Francis, a member of our Board, has voting and investment control over securities held by Francis Capital Management, LLC, which acts as the investment manager for Catalysis Partners, LLC (see the   “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Financial Condition, Liquidity and Capital Resources” and Note 12 to our Consolidated Financial Statements, in this annual report on Form 10-K for further background on the Series B Convertible Preferred stock financing).  In connection with the resignation of the five directors, the Company entered into a Separation and Mutual General Release with each director (“Directors Release”), which provided that each director would not sue the Company and each gave a waiver of unknown claims and agreed to a two year non-disparagement clause.  In addition, we extended the vesting and exercise periods in certain circumstances with respect to options held by the former directors and officers.  See the Company’s Current Report on Form 8-K filed June 29, 2010 for additional information.

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

Cardinal Health’s right to use any excess inventory it holds to partially meet customer demand beginning in January of 2012 could have a material negative impact to our revenues and cash flows .

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

Our future reported financial results could be adversely impacted by impairments or other charges to our intangible assets .

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

We have limited sales and marketing experience and in-house resources, and our failure to build and manage our sales efforts, or failure to market our products effectively would negatively affect our ability to grow our revenues and implement our growth strategy .

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

Any failure in our customer education and training efforts could negatively affect our efforts to expand adoption of our Safety-Sponge® System and our financial condition and results of operations .

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

We rely on a sole supplier for manufacture of the surgical sponges and towels used in our Safety-Sponge® System .

We have an exclusive supply arrangement with A Plus for the manufacture of the surgical sponge and towel products used in our Safety-Sponge® System (see “Business - Manufacturing” above).  While we believe our relationship with A Plus is on good terms, we cannot assure you that we will be able to maintain our relationship with A Plus or that A Plus will be able to continue manufacturing adequate supplies of our products in the future.  In addition, A Plus is considered to be a related party of the Company, as described above.  While we believe that we could find alternative suppliers, in the event that A Plus fails to meet our needs, a change in suppliers or any significant delay in our ability to supply products for resale would have a material adverse effect on our delivery schedules, which could have a material adverse effect on our reputation, revenue, financial condition and results of operations .

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

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services.  In addition, competition for qualified personnel is intense .

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

We have experienced historical turnover in our chief executive officer position and board of directors, and if we continue to have frequent executive turnover, we may have difficulty implementing our business plan and growth strategy .

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

Risks Related to Our Industry

Our success is dependent on intellectual property rights held by us, and our business will be adversely affected if we are unable to protect these rights .

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

Defending against intellectual property infringement claims could be time-consuming and expensive, and if we are not successful, could cause substantial expenses and disrupt our business .

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

We may not be able to protect our intellectual property rights outside the United States .

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

Our business is subject to extensive regulation and we need FDA clearances and approval to distribute and market our products .

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

Our failure to respond to rapid changes in technology and its applications and intense competition in the medical devices industry could make our system obsolete .

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

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future .

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

Common stockholders may not be able to elect a majority of our Board of Directors .

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

We are subject to penny stock regulations and restrictions, which could make it difficult for stockholders to sell their shares of our stock .

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

Provisions in our amended and restated certificate of incorporation and amended and restated bylaws and applicable Delaware law may prevent or discourage third parties or our stockholders from attempting to replace our management or influencing significant decisions .

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

Recent Sales of Unregistered Securities

In February 2011, in connection with a consulting agreement with Kenneth Taub, we issued Mr. Taub 75,000 restricted shares of our common stock.  These shares are restricted under Rule 144 of the Securities Act .

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

Overview
We focus on the development, marketing and sale of products designed to improve patient outcomes and reduce costs in the healthcare industry. We conduct our business through our wholly owned subsidiary, SurgiCount Medical, Inc. Our proprietary Safety-Sponge® System is a patented solution designed to eliminate one of the most common errors in surgery, retained surgical sponges, and the human and economic costs associated with this surgical mistake.  The Safety-Sponge ® System is comprised of a line of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system.  Over an estimated 45.4 million of our Safety-Sponges ® have been successfully used in more than 2.1 million surgical procedures.   We sell our Safety-Sponge ® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners.  Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus International Inc. (“A Plus”), a leading, China-based manufacturer of disposable medical and surgical supplies.  Our sponge and towel products are distributed through Cardinal Health, Inc. (“Cardinal Health”), who provides us sales, marketing and logistics support and the fulfillment of our products to our end user hospitals by both delivering our products directly to our end user hospitals and where appropriate through alternative distributors.  We currently have over 60 hospitals using the Safety-Sponge ® System, all of which are located in the U.S. During 2010 the number of hospitals using our Safety-Sponge ® System more than doubled and we lost no customers.  Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business.  Once implemented, the vast majority of our user hospitals use the Safety-Sponge ® System across all of their relevant surgical and OB/GYN procedures.

Subsequent to the resignation of our previous President and Chief Executive Officer and four other board members, during the third quarter of 2010 newly appointed management implemented a comprehensive restructuring program focused on a number of initiatives, including the reduction of operating expenses and aggressively managing the Company to achieve positive operating income and operating cash flow.  Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies and initiating spend measurement systems and accountability across various functional areas.  As a result of a number of factors, primarily the continued growth of the Company’s revenues from both delivery of Cardinal Health’s stocking inventory (as discussed in “Cardinal Health – Exclusive U.S. Distributor” above and “ —Cardinal Health Supply Agreement ” below) and increased number of hospitals using the Company’s products, and the impact on operating expenses from the restructuring initiative, the Company reported positive operating income of $925 thousand during the quarter ended September 30, 2010, the first period of positive reported operating income in the history of the Company’s ownership of SurgiCount since 2005 and the first reporting period under newly appointed management.

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

On April 9, 2010 our current President and Chief Executive Officer, co-founder of our wholly-owned operating subsidiary SurgiCount Medical and co-inventor of our Safety-Sponge ® System, Brian E. Stewart, filed a Form 13D with the Securities and Exchange Commission (“SEC”) on behalf of himself and certain other shareholders of the Company.  The shareholders represented included two of the Company’s existing directors and the other co-founder of SurgiCount Medical and co-inventor of the Safety-Sponge ® System and collectively represented a sufficient number of shares of the Company’s stock outstanding to demand that the Company call a special meeting of stockholders with the express purpose of affecting significant and immediate change by removing five of the then standing directors of the board, including the then President and Chief Executive Officer.  As a direct result of this founder driven shareholder effort, on June 24, 2010, the five designated members of the board of directors resigned and Brian E. Stewart was appointed as President and Chief Executive Officer and as a Director of the Company.  In connection with the resignation of the five directors, the Company entered into a Separation and Mutual General Release with each director (“Directors Release”), which provided that each director would not sue the Company and each gave a waiver of unknown claims and agreed to a two year non-disparagement clause.  In addition, we extended the vesting and exercise periods in certain circumstances with respect to options held by the former directors and officers.

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

Reduction in Hardware Sales – Effect on Revenues and Cost of Revenues .

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

Results of Operations
Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

We had total revenue of $14.8 million for the year ended December 31, 2010, an increase of 229% compared to $4.5 million for the same period in 2009.  Our 2010 revenues include approximately $8.9 million of revenues from the partial fulfillment of a $10.0 million Forward Order in accordance with the terms of our exclusive distributor arrangement with Cardinal Health.   Accordingly, the primary factor in our year over year growth was the Forward Order.   Cardinal Health has agreed to not sell any of the Forward Order inventory until calendar year 2012, and we have agreed to a methodology for how Cardinal Health will sell this inventory to our customers, so there is a more orderly release throughout the 2012 year (see “—Factors Affecting Future Results- Cardinal Health Supply Agreement” and “Risk Factors— Cardinal Health’s right to use any excess inventory it holds to partially meet customer demand beginning in January of 2012 could have a material negative impact to our revenues and cash flows”).  Also during 2010, we generated $5.9 million of net revenues from the delivery of inventory to Cardinal Health for fulfilling customer demand, which reflected 31% growth over the comparable $4.5 million of revenue for the same period in 2009.  These 2010 and 2009 revenues do not necessarily reflect actual current hospital customer demand for our products, as these sales are impacted by a number of factors, including but not limited to Cardinal Health’s inventory management practices including but not limited to how much inventory they choose to maintain, the timing of how they chose to order product and their expectations regarding future growth (see “—Factors Affecting Future Results - Cardinal Health Supply Agreement”).  The primary reason causing the 29% increase in revenue was an increase in sales of surgical sponges used in our Safety-Sponge® System due to focused marketing and selling efforts which were successful in achieving a significant number of new hospital customers.  During 2010 we more than doubled the number of hospitals using the Safety-Sponge ® System and lost no customers. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business.

Cost of revenues

Cost of revenues of $7.3 million increased by $4.6 million or 171% for the year ended December 31, 2010 as compared to cost of revenues of $2.7 million for the same period in 2009.  The primary reason for this increase was the cost of revenue associated with the $8.9 million of Forward Order sales to Cardinal Health as described above, where the cost of revenue totaled $4.4 million.  In addition, $2.9 million of our 2010 cost of revenue related to the $5.9 million of sales to Cardinal Health for fulfilling customer demand, which represented an 8% increase over the equivalent 2009 cost of revenue of $2.7 million, which was also entirely related to sales to Cardinal Health for fulfilling customer demand.  Due to the change in our revenue mix from no longer primarily selling the hardware used with our Safety-Sponge ® System (see “— Reduction in Hardware Sales”), our cost of revenue as a percentage of revenue dropped to 49.6% during 2010 as compared to 60.0% in 2009.   Our cost of revenue for 2010 included depreciation expense totaling $302 thousand, while 2009 included costs for scanners and related equipment purchases totaling $254 thousand.  This difference in our cost of revenue reflected the change in our business model with respect to our SurgiCounter™ scanners, where we allow customers to use our hardware at no costs and capitalize them as fixed assets, depreciating them over a three year life.

Gross profit

Gross profit totaled $7.5 million for the year ended December 31, 2010, an increase of $5.7 million, or 315%, compared to gross profit of $1.8 million during the same period in 2009.  The key reasons for the significant increase in gross profit during 2010 was from the Forward Order sales to Cardinal Health which generated gross profit of $4.5 million, and our sales to Cardinal Health related to fulfilling customer demand that generated gross profit of $3.0 million, which was an increase of $1.2 million or 65% compared to 2009’s gross profit of $1.8 million, which was entirely related to sales to Cardinal Health for fulfilling customer demand.  During 2010 we had a significant increase in our gross margin rates, with 2010 gross margin averaging 50.4% as compared to 2009’s average gross margin of 40%.  This significant improvement in gross margin was a combination of improved pricing on our new business as compared to legacy pricing with older customers, along with the Company no longer selling SurgiCounter™ scanners and related hardware equipment beginning in third quarter 2009, and giving them for free to new customers (see “— Overview”).   The hardware was sold in 2009 at margin rates considerably lower than margin we make on sales of sponges and towels .

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

Common Stock Private Placement Financing on March 2011

Subsequent to the period covered by this annual report, on March 29 and 30, 2011, the Company closed on a private placement financing raising $7.1 million in gross proceeds through the issuance of 9.48 million shares of the Company’s $0.33 par value common stock at a selling price of $0.75 per share.  The proceeds from the offering will be used for general corporate purposes, including paying down existing company liabilities and to invest in new initiatives to increase market penetration of our Safety-Sponge ® System to hospitals throughout the U.S. and world-wide (see Note 21 to the consolidated financial statements in this annual report on Form 10-K).

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

We believe our cash and cash equivalents on hand as of December 31, 2010, combined with the net proceeds from the $7.1 million Common Stock Private Placement Financing in March of 2011 , along with our expected future cash flows from operations during 2011, are sufficient to fund our currently projected cash requirements, including funding planned sales growth, shipping the final Forward Order inventory to Cardinal Health and other identified needs for at least the next 12 months.

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

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

1. DESCRIPTION OF BUSINESS

Patient Safety Technologies, Inc. (the "Company" ) is a Delaware corporation. The Company’s operations are conducted through its wholly-owned operating subsidiary, SurgiCount Medical, Inc. ( “SurgiCount” ), a California corporation.

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

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements for 2010 and 2009 include the accounts of the Company and its wholly owned subsidiary Surgicount Medical, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company reviews the carrying value of its cost-method investment for impairment each reporting period, and more frequently when economic conditions warrant such evaluation, in which the Company determines if  any impairment indicators are present, and an impairment charge is recorded for the amount, if any, that the carrying value of the investment exceeds it fair value, and if it is determined that such impairment is other-than-temporary pursuant to ASC 320 Investments – Debt and Equity Securities . Any recorded impairment write-down will be included in earnings as a realized loss in the period such write-down occurs. During 2010, the Company recorded an impairment charge relating to this investment (See Note 8).

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

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Derivative Financial Instruments

The Company reviews the terms of convertible debt and equity instruments it issues to determine whether there are embedded derivative instruments, including an embedded conversion option, that are required to be bifurcated and accounted for separately as a derivative financial instrument.  In circumstances where the convertible instrument contains more than one embedded derivative instrument, including conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.  Also, in connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants, Outstanding warrants are evaluated each reporting period pursuant to guidance codified in ASC 815-40, Derivatives and Hedging , to determine whether they are required to be classified as derivative instrument liabilities, rather than as equity.   If the classification required under ASC 815-40 changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification.  There is no limit on the number of times an instrument may be reclassified.  In the event that this evaluation results in a partial reclassification, the Company’s policy is to first reclassify warrants with the latest date of issuance (See Notes 13 and 14).

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

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Net Income (Loss) per Common Share

Income (loss) per common share is determined by dividing the loss applicable to common shareholders by the weighted average number of common shares outstanding. The Company complies with FASB ASC 260-10 Earnings Per Share , which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations. Basic income (loss) per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted loss per common share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

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

In connection with the January Warrants, the Company issued 1,530,000 warrants to purchase the Company’s common stock. The January Warrants have an exercise price of $1.00 and expire on January 29, 2014.  The Company recorded a debt discount in the amount of $1.3 million based on the estimated fair value allocated to the warrants.

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

Prior to the 4 th quater in 2010, the fair value estimate relating to warrants classified as derivative liabilities had been based on a Black-Scholes valuation model.  During the current period the Company changed to a Monte Carlo simulation model for valuation of these warrants as it determined that use of a binomial lattice model was more representative of fair value in the circumstances.  In accordance with accounting guidance in ASC 820-10, this was accounted for as a change in accounting estimate.

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

15. STOCK OPTION PLANS

In November 2005, the Company approved the Amended and Restated 2005 Stock Option and Restricted Stock Plan (the “2005 SOP” ).  The 2005 SOP reserves 2,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non–employee directors and consultants performing services for the Company.  Options granted under the 2005 SOP have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant.  The options generally expire 10 years from the date of grant.  Restricted stock awards granted under the 2005 SOP are subject to a vesting period determined at the date of grant.  As of December 31, 2010 1,257,132 shares remain authorized under this plan.

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

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

A Plus International, Inc.

During the years ended December 31, 2010 and 2009, the Company recognized cost of revenues of approximately $6 million and $2 million, respectively, in connection with the manufacture of surgical products used in the Safety-Sponge® System by A Plus .   Amounts for the year ended December 31, 2010 include amounts billed directly to the Company and shipments made on behalf of the $2,000,000.  At December 31, 2010 and 2009, the Company’s accounts payable included $2.2 million and $1.6 million respectively, owed to A Plus in connection with the manufacture and supply of surgical products used in the Safety-Sponge® System.  Effective June 1, 2009, the terms of the Company’s supply agreement with A Plus were clarified to provide that title to surgical products purchased, transferred to the Company upon receipt by A Plus at its Chino, California warehouse.  Wayne Lin, a Director and significant beneficial owner of the Company is a founder and significant owner of A Plus.  On June 24, 2010, A Plus converted $1.0 million of accounts payable owed to A Plus into 10,000 shares of Series B Convertible Preferred Stock.

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

During the fourth quarter of fiscal 2009, the Company recorded the following unusual or infrequently occurring items or adjustments that were deemed to be material to the fourth quarter results:

•☐☐	An expense of $2,407,813 relating to the issuance of warrants in connection with the Cardinal Health Supply and Distribution Agreement.

•☐☐	A loss on extinguishment of liabilities of $491,134 in connection with the payment of the principal and accrued interest amounts owed on the Senior Notes.

•☐☐	An impairment loss of $153,904 on the write-off of notes receivables that were deemed to be uncollectible.

•☐☐	An adjustment of $136,435 to record additional stock based compensation expense.

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

Brian E. Stewart , age 39 serves as our President and Chief Executive Officer.  Mr. Stewart assumed his current position with us in June 2010, and has served as a Director since that date. Mr. Stewart is the co-founder of our principal operating company SurgiCount Medical, Inc. and is the co-inventor of our Safety-Sponge® System.  Mr. Stewart previously served as Vice President of Business Development for us from January 2009 through to March 2010.  Prior to returning to SurgiCount, Mr. Stewart worked in the investment banking division of Credit Suisse from 2007 to 2009 and CIBC World Markets from 2002 to 2007.  In addition, to his investment banking and entrepreneurial experience, Mr. Stewart’s previous experience includes working with Strome Investment Management, a hedge fund in Santa Monica, CA.  Mr. Stewart received his MBA from the Anderson School at UCLA and his BA in economics from UCLA where he graduated Phi Beta Kappa and Summa Cum Laude.

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

John Hamilton , age 55, was the Company’s Chief Operating Officer beginning on August 9, 2010 and resigned effective February 1, 2011.  The company no longer intends to employ a Chief Operating Officer so it has not replaced Mr. Hamilton.  The company has assigned Mr. Hamilton’s responsibilities to existing executives and multiple newly hired employees.

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

(b)    See Item 15(a)(3) above.
(c)    See Item 15(a)1 and 15(a)2 above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day December 2011.

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

Signature	Title	Date
Director, President and Chief Executive Officer
/s/ Brian E. Stewart	(Principal Executive Officer)	December 5, 2011
Brian E. Stewart

/s/ David Dreyer	Executive Vice President, Chief Financial Officer (Principal Financial Officer and	December 5, 2011
David Dreyer	Principal Accounting Officer), Secretary

*	Director
John P. Francis		December 5, 2011

*	Director
Louis Glazer, M.D., Ph.G.		December 5, 2011

*	Director
Herbert Langsam		December 5, 2011

*	Director
Wenchen Lin		December 5, 2011

•	By Brian E. Stewart, attorney in fact.

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

3.1	Amended and Restated Certificate of Incorporation ( incorporated by reference to Appendix A to the our definitive proxy statement on Schedule 14A filed with the SEC on July 13, 2009 )

3.2	By-laws ( incorporated by reference to the company’s Form N-2 filed with the SEC on July 31, 1992 )

4.1	Certificate of Designation of Series A Convertible Preferred Stock ( included in Exhibit 3.1 hereto )

4.2	Certificate of Designation of Series B Convertible Preferred Stock ( incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010) )

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

10.10	Form of Senior Secured Note and Warrant Purchase Agreement dated January 29, 2009 (incorporated by reference to our current report on Form 8-K filed with the SEC on February 3, 2009)

10.11	Form of Security Agreement dated January 29, 2009 ( incorporated by reference to our current report on Form 8-K filed with the SEC on February 3, 2009 )

10.12	Form of Senior Secured Note dated January 29, 2009 ( incorporated by reference to our current report on Form 8-K filed with the SEC on February 3, 2009 )

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

10.17	Form of Securities Purchase Agreement dated May 20, 2008 ( incorporated by reference to our current report on Form 8-K filed with the SEC on June 2, 2008 )

10.18	Registration Rights Agreement dated May 20, 2008 ( incorporated by reference to our current report on Form 8-K filed with the SEC on June 2, 2008 )

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

10.37	Lease for 43460 Ridge Park Drive, Temecula, California ( incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2010 )

10.38	Sublease for 5 Caufield Place, Suite 102, Newtown, Pennsylvania ( incorporated by reference to our current report on Form 8-K filed with the SEC on January 7, 2010)

10.39**	2005 Stock Option Plan ( incorporated by reference to Appendix A to our definitive proxy statement on Schedule 14A filed with the SEC on March 2, 2005 )

10.40**	2009 Stock Option Plan ( incorporated by reference to Appendix B to our definitive proxy statement on Schedule 14A filed with the SEC on July 13, 2009 )

10.41**	Form of Stock Option Agreement ( incorporated by reference to our registration statement on Form S-8 filed with the SEC on February 16, 2010 )

10.42**	Employment Agreement dated May 7, 2009 between Patient Safety Technologies Inc. and Steven H. Kane ( incorporated by reference to our quarterly report on Form 10-Q filed with the SEC on May 20, 2009)

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

10.49	Convertible Preferred Stock Purchase Agreement ( incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.50	Registration Rights Agreement ( incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.51	Separation and Release Agreement with Messrs. Chase, McFarland, Hitchock and Bauer ( incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.52	Separation and Release Agreement with Steven H. Kane ( incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.53	Amendment to Employment Agreement with Marc L. Rose ( incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.54	Employment Agreement with John A. Hamilton ( incorporated by reference to our current report on Form 8-K filed with the SEC on August 9, 2010)

10.55	Tax Escrow Agreement ( incorporated by reference to our current report on Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010)

10.56	Employment Agreement with David Dreyer ( incorporated by reference to our current report on Form 8-K filed with the SEC on October 28, 2010)

10.56	Employment Agreement with Brian E. Stewart ( incorporated by reference to our current report on Form 8-K filed with the SEC on November 18, 2010)

10.57	Office Building Lease dated September 15, 2010 ( incorporated by reference to our current report on Form 8-K filed with the SEC on September 20, 2010)

10.58	Sub-Lease Agreement dated as of November 18, 2010 ( incorporated by reference to our current report on Form 8-K filed with the SEC on November 30, 2010)

10.59	Settlement Agreement ( incorporated by reference to our current report on Form 8-K filed with the SEC on January 3, 2011)

10.60**	2009 Stock Option Plan Stock Option Agreement, grant date November 15, 2010 — Brian Stewart*

10.61**	Non Plan Stock Option Agreement, grant date November 15, 2010 — Brian Stewart*

10.62**	2009 Stock Option Plan Stock Option Agreement, grant date October 22, 2010 — David Dreyer*

10.63**	Non Plan Stock Option Agreement, grant date October 22, 2010 — David Dreyer*

14.1	Code of Business Conduct and Ethics (incorporated by reference to our amended annual report on Form 10-K/A filed with the SEC on July 13, 2009)

21.1	Subsidiary of the company (incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2010)

23.1*	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

*	Filed herewith.
**	Management or compensatory plan or arrangement.
***	Confidential treatment requested for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.