Form 10-K
period 2011-12-31
Patient Safety Technologies, Inc
filed 2012-03-26
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  _______  TO

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant based on the last reported sale price of the common stock as reported on the OTC QB on June 30, 2011 was approximately $13 million.

The number of outstanding shares of the registrant’s common stock, par value $0.33 per share, as of March 14, 2012 was 34,023,255.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Annual Report on Form 10-K is either incorporated from the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held in 2012, or will be filed in a future amendment to this Annual Report on Form 10-K, in either case to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-K FOR THE YEAR
ENDED DECEMBER 31, 2011

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

We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Although we believe that the plans, objectives, expectations and intentions reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future.  Accordingly, we cannot guarantee that our plans, objectives, expectations or intentions will be achieved.  Our actual results, performance (financial or operating) or achievements could differ from those expressed in or implied by any forward-looking statement in this Report as a result of many known and unknown factors, many of which are beyond our ability to predict or control, and those differences may be material.  Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following:

•	our ability to successfully implement hospitals under contract but not yet implemented;

•	the early stage of adoption of our Safety-Sponge® System and the need to expand adoption of our Safety-Sponge® System;

•	the impact on our future revenue and cash flow from the Forward Order (described herein) and ordering patterns of our exclusive distributor, Cardinal Health;

•	our need for additional financing to support our business;

•	our reliance on third-party manufacturers, some of whom are sole-source suppliers, and on our exclusive distributor;

•	any inability to successfully protect our intellectual property portfolio; and

•	the impact on our revenues and financial position from managing our growth, including the initial costs typically associated with hospital implementations.

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

Safety-Sponge®, SurgiCounter™ and SurgiCount360™ (formerly called Citadel™), among others, are registered or unregistered trademarks of Patient Safety Technologies, Inc. (including its subsidiary).

PART I

ITEM 1.   BUSINESS

Overview

Patient Safety Technologies, Inc. (“Patient Safety”) focuses on the development, marketing and sale of products designed to improve patient outcomes and reduce costs in the healthcare industry. We conduct our business through our wholly owned subsidiary, SurgiCount Medical, Inc. (“SurgiCount”). Our proprietary Safety-Sponge® System is a patented solution designed to eliminate one of the most common errors in surgery, retained surgical sponges, and the human and economic costs associated with this surgical mistake.  The Safety-Sponge® System is comprised of a line of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system. As of the filing date of this Form 10-K document an estimated 75 million of our Safety-Sponges® have been successfully used in more than 3.6 million surgical procedures. We sell our Safety-Sponge® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners.  Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus International Inc. (“A Plus”), a leading, China-based manufacturer of disposable medical and surgical supplies.  Our sponge and towel products are distributed through Cardinal Health, Inc. (“Cardinal Health”), who provides us sales, marketing and logistics support, and performs the fulfillment of our products to our end-user hospitals by both delivering our products directly to our end-user hospitals and when appropriate to alternative distributors.  As of December 31, 2011, we had approximately 98 facilities using the Safety-Sponge® System, and over 146 as of the filing date of this Report, all of which are located in the U.S. Additionally, as of December 31, 2011 we had an additional 139 facilities with signed agreements and scheduled implementation, and 117 as of the filing date of this Report. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business. Once implemented, the vast majority of our end-user hospitals use the Safety-Sponge® System across all of their relevant surgical and OB/GYN procedures.

The Company generated revenues of $9.5 million and $14.8 million during the fiscal years ended December 31, 2011 and 2010, respectively.  Our 2011 revenues of $9.5 million include approximately $1.1 million of revenues from the fulfillment of a $10.0 million stocking order in accordance with the terms of our exclusive distributor arrangement with Cardinal Health (the “Forward Order”).  Also during 2011 we generated approximately $8.4 million of revenue, separate from the Forward Order, from the delivery of products to Cardinal Health to meet customer demand from end-user hospitals. Our 2010 revenues of $14.8 million included approximately $8.9 million of revenues from the fulfillment of the Forward Order.  Under certain circumstances the Forward Order may negatively impact our future revenues and cash flows.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Factors Affecting Future Results—Cardinal Health Supply Agreement”.

Patient Safety Industry

The U.S. patient safety market is a multi-billion dollar industry that includes a wide range of medical devices, technologies and equipment.  We estimate there are approximately 32 million surgical procedures performed annually in the U.S. in which our products can be used and that our average revenue per procedure opportunity is currently approximately $12 to $15 dollars, implying an immediate market opportunity in the U.S. for us of more than $450 million annually. In addition, we estimate that the total applicable procedures for our products outside the U.S. to be approximately two times those done domestically, bringing the worldwide market opportunity for us to be over $1.3 billion annually.

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

Our Safety-Sponge® System

Before and after most surgical procedures are performed, surgical staff manually count most of the items used inside a patient in an effort to prevent these objects from being unintentionally left inside a patient after surgery. Due to number of contributing factors, including the quantity typically used in a procedure, the nature of their use and their physical properties, surgical sponges prove to be one of the most difficult and time consuming items to account for and are one of the most common items unintentionally retained inside patients.  Our proprietary Safety-Sponge® System is designed to prevent surgical sponges and towels from being unintentionally left in patients after surgical procedures by allowing for a more accurate accounting of these individual items prior to the patient being closed.

The Safety-Sponge® System is a patented system of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system. As of the filing date of this Form 10-K the Company estimates that the use of SurgiCount Safety-Sponge® System recently surpassed 75 million Safety-Sponges® successfully used in more than 3.6 million procedures with no retained sponges. As of the filing of this Report we had over 146 facilities using the Safety-Sponge® System, all of which are located in the U.S. Additionally, as of the filing of this Report we had an additional 117 facilities with signed agreements and scheduled implementation dates, the vast majority of when are currently expected to complete their implementation during the first half of 2012.

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

Surgical sponges and towels are typically delivered to a hospital in one of two formats, either in stand-alone, sterilized packages (most often with five or ten of the same type of item to each package; we call this format “Single Sterile”) or within larger packages of various disposable surgical products that are custom built for a specific procedure at a specific hospital.  These larger customized packages of disposable surgical products are often called “custom procedure trays.”  We estimate the overall usage of surgical sponges and towels to be approximately 65% from inside custom procedure trays and 35% from Single Sterile packages.  Our Safety-Sponge® line of surgical sponges and towels are available in both of these formats.  We typically deliver our sponges and towels to providers of custom procedure trays in a non-sterilized, non-packaged format we call “Bulk Non Sterile”.  Once our Bulk Non Sterile products are placed within a larger custom procedure tray along with other disposable products, the custom procedure trays are typically sealed and the entire custom procedure tray is sterilized.

In addition to providing surgical staff with a more accurate intra-operative account of all individual sponges and towels used during a procedure through the use of our SurgiCounter™ with our Safety-Sponges®, our SurgiCount360™ software application is designed to provide hospitals with a documentation and compliance tool through the generation of an electronic report of each particular procedure. These procedure reports include information such as the exact time each individual sponge was scanned and accounted for before and after use, as well as other procedure specific information such as patient identification, procedure performed and the surgical staff in that procedure.  The SurgiCount360™ application can be used for post-operative documentation and compliance monitoring for individual cases as well as to review aggregate data such as product usage and other information. This information can be pushed to other databases within the hospital such as electronic medical records and has been designed with future applications in mind including additional patient safety, convenience, asset tracking, data management and product utilization applications and features.

Customers and Distribution

Our business model includes an outsourced manufacturing and partnered distribution strategy. We sell our Safety-Sponge® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners. Our exclusive manufacturer, A Plus, manufactures our proprietary line of surgical sponges and towels for us. Our sponge and towel products are distributed through Cardinal Health, who provides us sales, marketing and logistics support and the fulfillment of our products to our end-user hospitals by both delivering our products directly to our end user hospitals and where appropriate through alternative distributors. Once implemented, the vast majority of our end-user hospitals use the Safety-Sponge® System across all of their relevant surgical and OB/GYN procedures.

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

Although some customers decide to adopt our Safety-Sponge® System prior to a trial, we generally sign up new hospital customers following such an evaluation event.  Once a customer has agreed to adopt our Safety-Sponge® System by executing a purchase contract, we then typically provide the hardware used in our system, including our SurgiCounter™, to the hospital and make our personnel and materials available to provide technical and clinical support for our hardware and systems integration  (see “—Sales and Clinical Support” below).  Although we occasionally have a customer hospital who prefers to purchase our hardware, we typically offer the hardware used in the Safety-Sponge® System at no cost to the hospital in exchange for a commitment to purchase our Safety-Sponge® line of disposable sponges and towels.

Cardinal Health – Exclusive U.S. Distributor

In November 2006, we began an exclusive distribution relationship with Cardinal Health to supply hospitals with our Safety-Sponge® line of disposable sponges and towels.  This original agreement had a term of 36 months, and automatically renewed for successive 12 month periods unless terminated early.

In November 2009, we renewed our distribution relationship with Cardinal Health through the execution of a new Supply and Distribution Agreement (the “Supply and Distribution Agreement”).  This new agreement had a five-year term to 2014 and names Cardinal Heath as the exclusive distributor in the United States, Puerto Rico, and Canada of the current products used in our proprietary Safety-Sponge® System. Though Cardinal Health is our exclusive distributor in these geographical areas, the terms of our Supply and Distribution Agreement do not limit the sales of our products to only direct customers of Cardinal Health.  Our products are available to any hospital that wishes to purchase them through their existing distribution relationships. In the event an end-user hospital customer of ours does not have a distribution relationship with Cardinal Health, Cardinal Health distributes our products directly to the alternative distributor that works with that hospital.

In connection with the execution of the Supply and Distribution Agreement in November 2009, Cardinal Health issued a $10.0 million stocking purchase order for products used in our Safety-Sponge® System that called for deliveries of stocking inventory over a 12-month period (the “Forward Order”). Cardinal Health paid us $8.0 million as partial pre-payment of the Forward Order, and agreed to pay $2.0 million directly to A Plus, to pay for product when A Plus invoices the Company. Cardinal Health also agreed to maintain normal ordering patterns and volumes for purchasing our Safety-Sponge® products throughout 2012 and not to use any of the inventory delivered under the Forward Order to meet immediate hospital demand.  In late 2010 Cardinal Health requested to change the product mix of the Forward Order.  We agreed to this change because the products Cardinal Health requested were not immediately available, and Cardinal agreed to take delivery of the remaining inventory on a modified schedule.  As of December 31, 2010 we had delivered approximately $8.9 million of the Forward Order. The remainder of the $1.1 million of Forward Order inventory was delivered during the year ended December 31, 2011.

Significant Updates

In March 2011, the Company and Cardinal Health signed an amendment to the Supply and Distribution Agreement (the “Amended Supply and Distribution Agreement”).  The Amended Supply and Distribution Agreement revised a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding setting target inventory levels and defining a formula for determining the amount of excess inventory of our products held by Cardinal Health. Cardinal Health agreed to not sell any of the Forward Order inventory until calendar year 2012, and we agreed to a methodology for how Cardinal Health would sell this inventory to our customers, so there is a more orderly release throughout the 2012 year that more reasonably minimizes its impact to the Company’s revenues and cash flow during 2012. For a discussion on the effects that this agreement is expected to have on our financial condition and results of operations, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting Future Results - Cardinal Health Supply Agreement.”

On October 1, 2011, the Company announced signing an agreement to implement our proprietary Safety-Sponge® System with a large hospital group with over 135 hospitals, with implementations scheduled to start in early 2012. The magnitude of this large implementation compelled the Company to prioritize its resources in order to scale up for costs associated with the large implementation, including buying more sponge and towel inventory, scanners, as well as hiring and training more staff to support the implementations. As a result, management approached Cardinal Health in late 2011 to discuss the timing of when Cardinal Health would begin to release the Forward Order inventory. Cardinal Health agreed to delay the release of Forward Order inventory until April 1, 2012, to allow both parties additional time to negotiate a possible revision to the previously agreed terms, including for releasing the Forward Order inventory. No final agreement has been reached with Cardinal Health on changing previously agreed terms as of the date of this Form 10-K was filed, other than agreeing to delay the start until April 1, 2012. For a discussion on the effects that this agreement is expected to have on our financial condition and results of operations in 2012 and beyond, please see “Management’s Discussion and Analysis of Financial Condition and results of Operations – Factors Affecting Future Results – Cardinal Health Supply Agreement.”

Our agreement with Cardinal Health also gives them minimum gross margins on all sales of our Safety-Sponge® disposable surgical sponge and towel products. The minimum gross margin amounts vary depending on the format of the product sold (Single Sterile or Bulk Non Sterile) and depending on the distribution of that product to the end-user hospital (directly by Cardinal Health or through alternative distributors).  In addition, for Bulk Non Sterile products included in Cardinal Health’s custom procedure trays the guaranteed minimum gross margins are based on a formula that varies depending on certain sales performance results during specific time periods.

Warrant Purchase and Registration Rights Agreement

In connection with the Supply and Distribution Agreement entered into in November 2009, we entered into a Warrant Purchase and Registration Rights Agreement, dated effective November 19, 2009, pursuant to which we issued Cardinal Health warrants to purchase 1,250,000 shares of our common stock at $2 per share, and 625,000 shares of our common stock at $4 per share.  These warrants have a term of five-years (expiring November 2014), but are subject to early expiration in certain circumstances.  In addition, the Company granted Cardinal Health a right of first refusal for an initial one-year term with respect to certain issuances of common stock. This right of first refusal expired in November 2010.  We also granted Cardinal Health certain registration rights with respect to the shares of our common stock issuable upon exercise of the warrants pursuant to a Registration Rights Agreement dated November 19, 2009. The required registration statement became effective on August 12, 2011 and the Company has agreed to use commercially reasonable efforts to maintain effectiveness for three years after the registration statement became effective, or through to August 11, 2014.

Manufacturing

All of our sponge and towel products are currently manufactured for us by our exclusive manufacturing partner, A Plus International Inc.  In 2005, we entered into an exclusive supply agreement with A Plus to provide us with sponge and towel products for use with our Safety-Sponge® System. Wenchen (“Wayne”) Lin, a member of our Board of Directors, is a founder and significant beneficial owner of A Plus.  In January 2007, we entered into a successor supply agreement with A Plus and, in May 2008, we entered into our current exclusive A Plus Supply and Manufacturing Agreement, which we refer to as the A Plus Supply and Manufacturing Agreement. The current A Plus Supply and Manufacturing Agreement grants A Plus the exclusive, world-wide license to manufacture and import the sponge and towel products used in our Safety-Sponge® System, including the right to sublicense to the extent necessary.  A Plus manufactures our products in its FDA approved facilities, primarily those in China, which are subject to periodic site inspections by the FDA.  In addition to manufacturing our products, A Plus provides packaging, sterilization, logistics and related quality and regulatory compliance support. A Plus has agreed not to manufacture, import or otherwise supply any bar coded surgical products for any other third party.  Under the current A Plus Supply and Manufacturing Agreement, we agreed to negotiate the pricing schedule annually to reflect changes in manufacturing costs, taking into account changes in cotton prices and Chinese currency exchange rates. While we believe the manufacturing capacity of A Plus is sufficient to meet our expected demand, in the event A Plus cannot meet our requirements, the agreement allows us to retain additional manufacturers as needed.  The successor agreement has an initial term of ten years and will expire in May 2018 unless terminated early in accordance with its terms.

In conjunction with the execution of the January 2007 A Plus Supply and Manufacturing Agreement, we entered into a subscription agreement with A Plus, pursuant to which we sold A Plus 800,000 shares of our common stock and warrants to purchase 300,000 shares of our common stock at an exercise price of $2.00 per share, which have a term of five years.  We received gross proceeds of $500,000 in cash and a $500,000 credit against future shipments (which has been fully utilized).  A Plus was also granted certain rights to participate in future financings and was granted certain director designation rights, pursuant to which Wayne Lin, currently a member of our Board of Directors was given the opportunity for this role.  In addition, we agreed not to undertake certain transactions (such as incurring certain indebtedness or engaging in certain transactions with respect to our intellectual property) without first obtaining the A Plus designated director’s approval.

A Plus has also purchased additional shares of our Series B Convertible Preferred Stock in June 2010 and Wayne Lin and family members purchased shares of our common stock in the March 2011 private placement, both of which have been previously disclosed.

We do not directly engage in the manufacturing of the hardware used in our Safety-Sponge® System (such as our SurgiCounters™).  We purchase these items from certain third-party vendors on a purchase order basis.  We also utilize internal resources and third party developers to create, document and test our proprietary software.

Sales and Clinical Support

Our sales efforts focus on establishing relationships with various stakeholders within targeted institutions including executives, surgeons, nurses and various administrators and fostering a consultative approach to communicating the value proposition of our offering.  We provide extensive education, support and training both prior to and after implementation of the Safety-Sponge® System. The length of our sales cycle can vary substantially customer by customer, depending on a number of variables including but not limited to the number of retained sponges a hospitals has historically experienced, the timing of those events, the severity of the patient complications and extent of financial damages and the budgeting process at that particular institution. Our sales and support efforts are augmented by our team of full-time and part-time clinical specialists.  Our clinical team consists primarily of specialists with extensive nursing backgrounds. Our clinical team plays an essential role in our sales, education, implementation and on-going customer support process.

Indemnification Program

In the third quarter of 2009 we launched an indemnification program to provide our customers with added assurance regarding the reliability of our Safety-Sponge® System and the financial benefits of its use.  We indemnify customers in the program using the Safety-Sponge® System up to $1 million per incident should they experience a retained sponge using the solution.  To qualify for the indemnification program customers agree to certain stipulations, including but not limited to using only Safety-Sponge® disposable surgical sponge and towel products, using our SurgiCount360™ (formerly called Citadel™) software application and maintaining a concurrent manual count of the sponges and towels used in a procedure.  We maintain insurance to cover the potential liability to us from this program as well as to provide additional assurance to our customers in the program of our ability to meet any obligations there under. To date, there have been no claims under this program.

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

We currently hold numerous patents issued by the United States Patent and Trademark Office as well by the appropriate agencies in various other countries.  We also own a number of registered and unregistered trademarks, including Safety-Sponge®, SurgiCounter™, and SurgiCount360™ (formerly called Citadel™).

Competition

With our core Safety-Sponge® System offering, we face competition from both technology based products and from non-technology based solutions, namely the approach of relying solely on the manual counting of sponges.  Partly because the vast majority of acute care hospitals do not currently use any technology based solution in an effort to prevent retained sponges, we view the competition we face from a solely manual counting approach as significantly as we do other technology based solutions.    From a technology standpoint, there are multiple competing products available to our customers, including products offered by RF Surgical Systems, Inc. and ClearCount Medical Solutions, Inc. Both of these technology competitors utilize different approaches and underlying technologies.  We believe we compare favorably to these technology competitors across a variety of categories including but not limited to relative cost, safety, evidence of clinical efficacy, support by independent clinical research, simplicity, ease of use, existing users, clinical support, our reduced size of required footprint in the operating room, ability to complement existing recommended clinical practices and scalability to provide additional features and applications beyond just preventing retained sponges.

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

The FDA’s quality system regulations also require companies to adhere to current good manufacturing practices requirements, which include testing, quality control, storage, and documentation procedures. The FDA monitors compliance with applicable regulatory requirements through periodic site inspections.  Our exclusive manufacturer, A Plus manufactures our products in FDA registered facilities and is subject to such periodic site inspections.  In addition, we are required to comply with FDA requirements for labeling and promotion. The Federal Trade Commission also regulates medical device advertising for appropriate claims of effectiveness. We are also subject to the Safe Medical Devices Act of 1990 and the Food and Drug Administration Modernization Act of 1997, which requires additional reporting requirements for users and distributors in the event of an incident involving serious illness, injury or death caused by a medical device.

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

Employees

As of December 31, 2011, we had approximately 23 full-time employees.  As part of our proactive effort to optimize our cost structure, we regularly use a significant number of outside consultants for clinical support, implementation support, product development and other outside services.  We intend to hire limited, additional personnel as our business grows, including converting some of the consultants used into employee positions when such actions are appropriate and cost justified.  Utilizing this outside consultant approach allows us to minimize our fixed costs without significantly limiting the breadth or capabilities of our operations.  Our employees are not represented by a labor union nor covered by a collective bargaining agreement. We have not experienced any work stoppages. We believe that relations with our employees are good.

13D Event and Subsequent Restructuring

On April 9, 2010 our current President and Chief Executive Officer, co-founder of our wholly-owned operating subsidiary SurgiCount Medical and co-inventor of our Safety-Sponge® System, Brian E. Stewart, filed a Form 13D with the Securities and Exchange Commission (“SEC”) on behalf of himself and certain other shareholders of the Company.  The shareholders represented included two of the Company’s existing directors and the other co-founder of SurgiCount Medical and co-inventor of the Safety-Sponge® System and collectively represented a sufficient number of shares of the Company’s stock outstanding to demand that the Company call a special meeting of stockholders with the express purpose of effecting significant and immediate change by removing five of the then standing directors of the board, including the then President and Chief Executive Officer.  As a direct result of this shareholder effort, on June 24, 2010, the five designated members of the board of directors resigned and Brian E. Stewart was appointed as President and Chief Executive Officer and as a Director of the Company.  Concurrently, the Company closed a financing consisting of approximately $6.1 million of convertible preferred stock (the “Series B Preferred Stock”).  Buyers of the Series B Preferred Stock (each of whom is an accredited investor, as defined under Rule 501(a) of Regulation D of the Securities Act of 1933), consisted of A Plus, JMR Capital Ltd. and Catalysis Partners, LLC.  Wayne Lin, a member of our Board of Directors is a founder and significant beneficial owner of A Plus and John P. Francis, a member of our Board, has voting and investment control over securities held by Francis Capital Management, LLC, which acts as the investment manager for Catalysis Partners, LLC (see the   “Management’s Discussion and Analysis of Financial Conditions and Results of Operations—Financial Condition, Liquidity and Capital Resources” and Note 11 to our Consolidated Financial Statements, in this annual report on Form 10-K for further background on the Series B Convertible Preferred stock financing).  In connection with the resignation of the five directors, the Company entered into a Separation and Mutual General Release with each director (“Directors Release”), which provided that each director would not sue the Company and each gave a waiver of unknown claims and agreed to a two year non-disparagement clause.  In addition, we extended the vesting and exercise periods in certain circumstances with respect to options held by the former directors and officers.  See the Company’s Current Report on Form 8-K filed June 29, 2010 for additional information.

Subsequent to the resignation of our previous President and Chief Executive Officer and four other board members, during the third quarter of 2010 newly appointed management implemented a comprehensive restructuring program focused on a number of initiatives, including the reduction of operating expenses and aggressively managing the Company to achieve positive operating income and operating cash flow.  Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies and initiating spend measurement systems and accountability across all functional areas.  As a result of a number of factors, primarily the continued growth of the Company’s revenues from both delivery of Cardinal Health’s stocking inventory (as discussed in “Cardinal Health – Exclusive U.S. Distributor” above), increased number of hospitals using the Company’s products and the impact on operating expenses from the restructuring initiative, the Company reported positive operating income of $925 thousand during the quarter ended September 30, 2010, the first period of positive reported operating income in the history of the Company’s ownership of SurgiCount Medical, Inc. since 2005 and the first reporting period under newly appointed management.

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

Historically, the Company has incurred significant losses and has had negative cash flows from our operations. While we saw a significant improvement in the business results during the second half of 2010, and for the year ended December 31, 2011, our accumulated deficit was $59 million because of losses generated throughout the Company’s history.   While the Company generated its first reported operating profit since the Company’s ownership of SurgiCount Medical in the third quarter of 2010, continued improved results at this level or better depends on continued customer acceptance and sales growth of our Safety-Sponge® System, managing our expenses in relative proportion to gross profits generated, and having the ability to raise capital to support our growth and future investment in technology development.  In addition, as we work to expand adoption of our Safety-Sponge® System, because of how our sales cycle works (see “Business - Customers and Distribution”), our cash outlays typically increase before we begin to generate cash from selling to new customers.  During the years ended December 31, 2011 and 2010, we had revenues of $9.5 million and $14.8 million respectively.  During 2011 our reported revenues included $1.1 million of Forward Order related sales to Cardinal Health, our exclusive distributor, in accordance with the terms of our exclusive distributor arrangement (see “Management Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Future Results—Cardinal Health Supply Agreement”).  The $1.1 million of Forward Order revenue during 2011 represented the final sales under the Forward Order arrangement with Cardinal Health. If we are not successful in generating sufficient growth in revenues from sales of products used in our Safety-Sponge® System or we are unable to obtain sufficient capital to fund our efforts to further develop our technology and expand adoption of our Safety-Sponge® System, there can be no assurance that we will be able to maintain adequate liquidity to allow us to continue to operate our business or prevent the possible impairment of our assets.  If this were to occur, investors could be at risk of losing all or part of their investment in our company.

We may need additional financing to maintain and expand our business, and such financing may not be available on favorable terms or not available at all.

While results initially achieved during the second half of 2010 and during 2011, suggests that our current level of revenues from the sales of products used in our Safety-Sponge® System may be sufficient to generate cash flow from operations, we have historically had to finance our negative cash flow from operating activities through additional cash proceeds from the sale of debt and equity securities.  We believe that our existing liquidity, which included $7.1 million of proceeds at the closing of a private placement on March 29 and 30, 2011 (see Note 11 to our consolidated financial statements appearing elsewhere in this Report), along with our actual cash flows from operations during 2011 and excepted cash flows from operations during 2012, are expected to be sufficient to meet our operating and capital requirements through at least the next 12 months.  However, if projected cash flows from operations are not achieved as planned, or if capital requirements needed to fund growth of our business exceed available cash balances, additional debt or equity financing may be required. At present we do not have any bank credit, and have historically relied upon selling equity to investors to raise cash.  If additional debt or equity financing were to be raised in the future, it could require us to grant lenders a security interest in all or a portion of our assets and or to issue warrants to acquire our equity securities, resulting in dilution to our stockholders.  In addition, any such debt financing could involve restrictive covenants, including limitations on our ability to incur additional debt, limitations on our ability to acquire or assign intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If additional equity financing is raised in the future, it would dilute our current shareholder’s holdings in our company.

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

We need to grow our business and expand adoption of our Safety-Sponge® System to succeed.  However, substantial growth in our operations will place a significant strain on our existing resources available (including cash) and increase demands on our management, our operational and administrative systems and controls. In addition, because of how our sales cycle typically works (see “Business - Customers and Distribution”), any growth in our customer base typically requires the investment of a significant amount of cash and resources prior to generating any cash from such customers. There can be no assurance that our existing personnel, systems, procedures or controls or available financial resources will be adequate to support our growth in the future or that we will be able to successfully implement appropriate measures consistent with our growth strategy. While we have made significant progress during the last year and a half, we need to continually implement and maintain our operational and financial systems, policies, procedures and controls to expand, train and manage our employee base. We will also need to continue to attract, retain and integrate qualified personnel in all areas of our business. We cannot guarantee that we will be able to do so, or that if we are able to do so, we cannot guarantee we will be able to successfully integrate these changes into our existing operations.  Failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Cardinal Health’s right to use any excess inventory it holds to partially meet customer demand beginning in April of 2012 could have a material negative impact to our revenues and cash flows.

In March 2011, the Company and Cardinal Health signed an amendment to the Cardinal Health Supply and Distribution agreement (the “Amended Supply and Distribution Agreement”).  The Amended Supply and Distribution Agreement amended a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding maintaining target inventory levels and managing excess inventory of our products held by Cardinal Health. Cardinal Health is currently required to maintain up through March 31, 2012 any inventory in excess of established target inventory levels, including inventory from the Forward Order.  Additionally, we were granted the right to buy back any such excess inventory from Cardinal Health at any time.  Cardinal Health has agreed to not sell any of the Forward Order inventory until March 31, 2012 (see discussion of how this date was set in the “Significant Updates” section of the Cardinal Health, Exclusive U.S Distributor” discussion in “Item1- Business”), and we have agreed to a methodology for how Cardinal Health will sell this inventory to our customers, so there is an orderly release throughout a one year time frame that more reasonably minimizes its impact to the Company’s revenue and cash flow during 2012 and 2013. The methodology sets a formula which limits the use of any excess inventory used in a particular month over a 12 month time period.

Should Cardinal Health have any excess inventory on April 1, 2012 or on any date that may be agreed to in the future, and begins selling the excess inventory it holds to partially meet customer demand, our reported revenues and cash flows will be negatively affected.  The magnitude this negative impact could have on our 2012 and 2013 revenue will depend on a number of factors, including but not limited to how much excess inventory Cardinal Health actually has on hand on April 1, 2012 or any date that may be agreed to in the future, whether the Company chooses to purchase some or all of this excess inventory, and what our actual sales growth rates are during 2012 and 2013.  Actual revenue during 2012 and 2013 will depend on a number of factors including but not limited to actual end-user demand and Cardinal Health’s estimates of what inventory levels it needs to meet that demand.  Management has no immediate plans to repurchase Cardinal Health’s excess inventory, however we will consider this option should an appropriate opportunity arise.  While we have not provided any estimates of what we expect 2012 or 2013 sales growth to be, in order to prevent a significant negative impact to 2012 and 2013 revenue and cash flow, (i) the Company would need to experience substantial growth in the number of hospitals using its products during 2012 and 2013, (ii) the Company would need to buyback any excess inventory from Cardinal Health or (iii) Cardinal Health would need to decide not to use its excess inventory to partially meet customer demand.  If the Company were to buyback excess inventory from Cardinal Health, it could have a significant negative impact to earnings, financial position and our liquidity.

Revenues are subject to significant variation due to Cardinal Health’s ordering patterns, and expectations of the size and timing of new customer hospital implementations.

Our exclusive distribution agreement with Cardinal Health results in all of our current revenues coming from orders placed by Cardinal Health.  Cardinal Health has discretion in the timing and quantities with the orders they place, subject only to the limits contained in our agreements with them. In addition, the actual end user hospital market revenue for our products in the U.S., Canada and Puerto Rico is approximately 25% higher than our related reported revenues, because we pay Cardinal Health commissions averaging approximately 20%. As a result, our revenues may not necessarily correlate with the actual growth of our underlying customer base.  In addition, our revenue can be materially impacted by the size of new customer hospital systems being implemented and the expected timing of those implementations by our distribution partners and us.  Size of hospital systems connotes the number of actual hospitals that are a part of the hospital system and the number of surgical procedures that are performed at each hospital.  Implementations with our large hospital system customers like the Mayo Clinic in Rochester or the Cleveland Clinic in 2009 had a material impact on our reported revenue and revenue growth for the year 2009. The timing of when these larger hospital system implementations are expected to occur also has a significant impact on our annual reported revenue, as both we and our distribution partners need to ensure adequate inventory on hand to accommodate them.  The decision process that our distribution partner Cardinal Health uses in determining when to place orders is complex and subject to significant judgment.  If those judgments prove incorrect, or inconsistent with our business needs or expectations, our revenues may be materially adversely impacted.   For example, some of the factors that go into these judgments include, but are not limited to: (i) the size of some new pending and possible customers, (ii) the distribution agreements new pending and possible hospital customers have with their distribution partners, (iii) the multiple formats our products need to be available in (Single Sterile and Bulk Non Sterile), and (iv) the location of the manufacturing facilities of our China based manufacturing partner and the lead times needed in manufacturing our products. Although growth in the number of hospitals is a relevant general indicator of growth in our business and customer acceptance of our products, it is not necessarily proportional to revenue because of the factors that impact revenue growth, including the number of actual customers represented by the hospitals using our products, the number of procedures such hospitals actually perform, the timing of orders of our products and the other factors described in this annual report on Form 10-K.

Cost containment measures implemented by hospitals could adversely affect our ability to successfully market our Safety-Sponge® System, which would have a material adverse effect on our business.

The economic downturn in the U.S. during the last few years has increased the focus of many of our current and potential customers on implementing cost containment measures. Cost containment measures instituted by healthcare providers could negatively affect our efforts to expand adoption of our Safety-Sponge® System, which would have a have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Although we do not manufacture the sponges, towels and scanner equipment used in our Safety-Sponge® System, a defect in the design or manufacture of our sponges, towels or scanner equipment could have a material adverse effect on our reputation in the industry and subject us to claims of liability for injuries and otherwise.  Misuse of our products by a practitioner that results in an injury could also subject us to liability. The nature of our business exposes us to potential product liability risks, which are inherent in the design, manufacture and distribution of medical products and systems, as well as the clinical use, manufacturing, marketing and use of our Safety-Sponge® System.  Even though the Company carries what management believes to be adequate product liability insurance coverage, this insurance coverage may not be adequate to cover all risks and continuing insurance coverage may not continue to be available at an acceptable cost, if at all. In addition, we are exposed to the risks under our indemnification program, where if our Safety-Sponge® System is used properly but does not prevent the unintentional retention of one of our surgical sponges or towels.  If we are required to indemnify customers for a significant number of events, our insurance may not cover the entire cost.  Regardless of merit or eventual outcome, product liability claims or a high number of indemnifiable events could result in decreased demand for our products, injury to our reputation and loss of revenues. A substantial underinsured loss or product recall could have a material adverse effect on our financial condition, results of operations and cash flows. Furthermore, any impairment of our reputation could have a material adverse effect on our revenues and prospects for future business.

Our future reported financial results could be adversely impacted by impairments or other charges to our intangible assets.

As of December 31, 2011, we had goodwill of $1.8 million and other intangible assets of $2.5 million (or 13% and 18%, respectively of our total assets at year end).  We are required to test goodwill and other intangible assets to determine whether there has been any impairment on an annual, or an interim basis if certain events occur or circumstances change that may result in reducing the carrying value of our goodwill or our intangible assets (see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” below). If circumstances change such that we are required to take an impairment charge, the amount of such annual or interim impairment charge could be significant and could have a material adverse effect on our financial condition and results of operations.

We have limited sales and marketing experience and in-house resources, and our failure to build and manage our sales efforts, or failure to market our products effectively could negatively affect our ability to grow our revenues and implement our growth strategy.

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

The company has significant related party transactions with its exclusive manufacturer, A Plus. Wayne Lin, founder and significant shareholder of A Plus is also a significant shareholder and a member of the board of directors of the Company.  There are risks that having significant related party transactions may result in not having terms that are arm’s length or unfair to the company, even though we have company policy over related party transactions that requires the involvement of our executive team and board of directors to review and approve such related party transactions on an ongoing basis.

From time to time we have engaged into transactions with related parties, including the purchase from or sale to of products and services from related parties, where these related parties were paid in cash and or company stock. We have policies and procedures in place that require the pre-approval of related party transactions, including loans with any related parties.  Notwithstanding these policies, we cannot assure that in every historical instance that the terms of the transactions with past related parties were on terms as fair as we might have received from or extended to third parties. Related party transactions in general have a higher potential for conflicts of interest than independent third-party transactions, and having related party transactions could result in potential significant losses to our company and could impair investor confidence, adversely affecting our business reputation and our stock price. See “Related Party Transactions” in Note 15 in our financial statements for a discussion of our relationship with A Plus.

Any failure in our customer education and training efforts could negatively affect our efforts to expand adoption of our Safety-Sponge® System and our financial condition and results of operations.

It is important to the success of our sales efforts that our clinical support staff properly educates operating room nurses and staff in the techniques of using our Safety-Sponge® System.  Such training and education is a key component of our sales process (see “Item 1- “Business—Sales and Clinical Support” above).  Positive results using our Safety-Sponge® System are highly dependent upon proper training and education.  If our Safety-Sponge® System is used sub-optimally or improperly, such use may contribute to unsatisfactory patient outcomes or failure to prevent one of our products from being unintentionally retained inside a patient.  This could give rise to negative publicity or lawsuits against us, any of which could have a material adverse effect on our reputation as a medical device company, and on our revenue, financial condition and results of operations.

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

Our Safety-Sponge® System is dependent on proper technique, including the proper handling and use of the scanner device, surgical sponges and towel products used therein. There are a number of third parties that handle such products in our supply and distribution chain, as well as at the hospitals who have adopted our Safety-Sponge® System, over which and whom we have no control. Although we have put in place contractual arrangements to ensure quality control in the supply and distribution chain, and although we engage in extensive training and provide clinical support to ensure proper technique and use or our products by our hospital customers, we cannot guarantee that such third parties will not mishandle or misuse the scanner, surgical sponges and towel products used in our Safety-Sponge® System. Because we are not directly involved in the supply and distribution of our products (see “Item 1 - Business– Customers and Distribution – Cardinal Health – Exclusive U.S. Distributor”), we may not be aware of quality control issues that arise with by our hospital customers.  Moreover, we might not be aware of improper handling techniques at our hospital customers.  If such quality control issues arise and we are not able to promptly remedy them, it could harm our reputation and have a material adverse effect on our revenue, financial condition or results of operations.

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

A primary component of our disposable sponges and towels is cotton and those products are currently manufactured for us primarily in China.  Accordingly, we are exposed to risks associated to the supply of cotton, the price of cotton, the cost of labor in China and the Yuan/US Dollar currency exchange rates.

Our exclusive supply agreement with A Plus for the manufacture of our surgical sponge and towel products allow for annual cost increases if there are significant increases in a certain cotton index, or significant changes in the Yuan/Dollar exchange rate. Cotton prices increased significantly during 2010, and the labor costs in the area of China where the manufacturing plant of our sponges and towels is located increased significantly in both 2010 and 2011. Because of this, we have received reasonable cost increases by A Plus in both 2011 and 2012.  However if there continues to be significant price increases for cotton, local labor and or significant changes in the Yuan exchange rates, these could have a material impact on our product cost, causing potentially a negative impact on our revenue should we raise prices accordingly, and or a negative impact on our results of operations from lower profitability if we don’t raise our prices. Additionally with A Plus operating out of the People’s Republic of China, we cannot assure that the Chinese government will not alter its policies to further restrict foreign participation in businesses operating in China, there is also no assurance that the Chinese government will continue to pursue its current economic reform policies, or that it will not significantly alter these policies from time to time without notice, making the future direction of these economic reforms is uncertain.

We rely on a number of third parties in the execution of our business plan.  If such third parties do not perform as agreed, or relations with such third parties are not good, it could harm our reputation and disrupt our business, which could have a material and adverse effect on our revenue, financial condition and results of operations.

We rely on a number of third parties in the execution of our business plan.  Examples include contracting for nurses to support clinical trials and new customer implementations, technology experts to assist the software maintenance and development of our software applications, and various consultants to support our marketing, accounting and other functions. We also have an exclusive manufacturing arrangement with A Plus (see above) and have an exclusive distribution arrangement with Cardinal Health for the distribution of disposable sponge and towel products used in our Safety-Sponge® System (see “Business - Customers and Distribution - Cardinal Health - Exclusive U.S. Distributor” above). Although we believe that our relationships with all of the third-parties we work with are good, if such third parties fail to honor their contract obligations or the relationships deteriorate, it could lead to disruptions in our business while we negotiate replacement agreements and find other suppliers or distributors for our products.  In addition, there is no guarantee that we would be able to negotiate a distribution agreement with a contract party comparable to Cardinal Health, or be able to obtain comparable contract provisions in terms of pricing and quality control.  These disruptions, or inability to effectively distribute our products, could harm our reputation and customer relationships, which could have a material adverse effect on our revenue, financial condition and results of operations.

We intend to pursue opportunities for further expansion of our business through strategic alliances, joint ventures and or acquisitions.  Future strategic alliances, joint ventures and or acquisitions may require significant resources and could result in significant unanticipated costs or liabilities to us.

Over the next few years we intend to pursue opportunities for further expansion of our business through strategic alliances, joint ventures and or acquisitions.  Any future strategic alliances, joint ventures and or acquisitions will depend on our ability to identify suitable partners or acquisition candidates, negotiate acceptable terms for such transactions and obtain financing if necessary.  We also could face competition for suitable acquisition candidates that may increase our costs.  Acquisitions or other investments require significant management attention, which may be diverted from our other operations.  Any future acquisitions could also expose us to unanticipated liabilities.  If we engage in strategic acquisitions, we may experience significant costs and difficult assimilating operations or personnel, which could impact our future growth.

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

From January 2007 to the present, we have had six different Chief Executive Officers, and in June 2010, five of our directors resigned (see Item 1 “13D Event and Subsequent Restructuring”). Our history of management and director turnover, combined with the large losses reported by us under the leadership of our previous executives, may raise concern as to the stability of management and our board of directors. Such instability has made it difficult to implement our business plan and strategy in the past, and any continued instability will affect our ability to implement our business plan and growth strategy in the future.

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

Intellectual property laws outside the United States are uncertain and in many countries are currently undergoing review and revision. While we do not sell our products outside the U.S. currently, it is a part of our growth strategy to expand into foreign markets.  The laws of some countries do not protect our intellectual property rights to the same extent as laws in the United States. The intellectual property rights we enjoy in one country or jurisdiction may be rejected in other countries or jurisdictions, or, if recognized there, the rights may be significantly diluted.  It may be necessary or useful for us to participate in proceedings to determine the validity of our foreign intellectual property rights, or those of our competitors, which could result in substantial cost and divert our resources, efforts and attention from other aspects of our business.  If we are unable to defend our intellectual property rights internationally, it could limit our ability to execute a growth strategy to expand into foreign markets that could materially and adversely affect our revenue, financial condition and results of operations.

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

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethic codes, and spending limits, and other states, such as Vermont, Maine, Minnesota, requiring reporting to state government of gifts, compensation and other remuneration to physicians.  Federal legislation, the Physician Payments Sunshine Act of 2009, has been proposed and is moving forward in Congress.  This legislation would require disclosure to the federal government of payments to physicians.  These laws all provide for penalties for non-compliance.  The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with differences in compliance and reporting requirements, increases the possibility that a company may unintentionally run afoul of one or more laws.

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

The U.S. healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences. On March 23, 2010, healthcare reform legislation (the “Healthcare Legislation”) was approved by Congress and has been signed into law that seeks to, among other things, increase access to healthcare for the uninsured and control the escalation of healthcare expenditures within the economy.  This legislation has only recently been enacted and requires the adoption of implementing regulations, which may impact our business. Given the state of the new healthcare legislation, it is far too early to evaluate its impact on our business and on our customers.  Changes in regulations and healthcare policy occur frequently and may impact our results, growth potential and the profitability of the products we sell.  The Healthcare Legislation could result in changes to governmental reimbursement programs and possibly result in consolidating healthcare providers potentially reducing the number of available customers, both of which could have negative effects on our efforts to expand adoption of our Safety-Sponge® System, hurting our business, financial condition and results of operations.

Our failure to respond to rapid changes in technology and its applications and intense competition in the medical devices industry could make our system obsolete.

The medical device industry is subject to rapid and substantial technological development and product innovations. To be successful, we must respond to new developments in technology and new applications of our existing technology. Our limited resources may limit our ability to innovate and respond to such developments. In addition, we compete against several companies offering alternative systems, some of which have, or could obtain greater financial, marketing and technical resources than us.  If our products fail to compete favorably against competing products, or if we fail to be responsive on a timely and effective basis to competitors’ new devices, applications, or price strategies, it could have a material adverse effect on our revenue, financial condition and results of operations.

Risks Related to Our Common Stock

Our common stock is only minimally traded and could remain so for some time.  Our stock price has been and is expected to continue to be volatile, and the market price of our common stock could drop significantly.

In the year ended December 31, 2011, our stock price ranged from a high of $1.50 to a low of $0.69 per share.  Stock markets in general have experienced substantial volatility in recent years that has often been unrelated to the operating performance of individual companies. Our stock price volatility is attributable, in part, to our very low average daily trading volumes.  Broad market fluctuations may also adversely affect the trading price of our common stock.

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

We have a significant number of outstanding convertible securities, warrants and options, and future sales of these shares could adversely affect the market price of our common stock.

As of December 31, 2011, we had outstanding warrants for an aggregate of 5 million shares of common stock at a weighted average exercise price of $1.89 per share and options exercisable for an aggregate of 6.2 million shares of common stock at a weighted average exercise price of $1.19 per share. In addition, as of December 31, 2011, we had outstanding 65,864 shares of Series B Preferred Stock, which are convertible into 8.8 million shares of common stock. As a result, as of December 31, 2011, we have an aggregate of 54 million in common stock equivalents either issued and outstanding or convertible under our Series B Preferred Stock or exercisable under other warrants and options to acquire our common stock at various prices. The holders may sell these shares in the public markets from time to time, without limitations on the timing, amount or method of sale, except for certain timing restriction in the Series B Preferred Stock related to 5% and 10% ownership levels. In addition, as our stock price rises, more outstanding warrants and options will be “in-the-money” and the holders may exercise their warrants and options and sell a large number of shares. This could cause the market price of our common stock to decline.

Our common stock is quoted on the FINRA OTC Bulletin Board and the OTC QB market places, which may have an unfavorable impact on our stock price and liquidity.

Our common stock is currently quoted under the symbol “PSTX.OB” on the FINRA OTC Bulletin Board market (“OTC Bulletin Board”) operated by FINRA (Financial Industry Regulatory Authority), and it is also quoted on the OTC QB market place (“OTC QB”), operated by OTC markets Group, Inc.  Prior to February 2007, our stock was listed on the American Stock Exchange, now known as the NYSE Amex, under the symbol “PST.”  From February 2007 to February 2011, our stock was quoted on the OTC Bulletin Board under the symbol “PSTX.”  Starting March 1, 2011 due to actions by broker dealers generally and impacting many issuers, and to the best of our knowledge, unrelated to us specifically, our stock ceased to be quoted on the OTC Bulletin Board but continued to be quoted on the OTC QB. Beginning August 9, 2011 we rejoined the OTC Bulletin Board market, and are currently dual quoted on both the OTC Bulletin Board and OTC QB. The OTC Bulletin Board and the OTC QB market are not “national securities exchanges”, nor do they have any listing standards to which we are bound, and in general are significantly more limited markets than the New York Stock Exchange, NASDAQ system, or our former trading market, now known as the NYSE Amex.  The quotation of our shares on the OTC Bulletin Board and OTC QB could result in a less liquid market being available for existing and potential stockholders to trade shares of our common stock, which could depress the trading price of our common stock and have long-term adverse impact on our ability to raise capital in the future. Because of the limited trading market for our common stock, and because of the significant price volatility, investors may not be able to sell their shares of common stock when they want to do so. In addition, an event such as the one that occurred in March 2011 could recur, resulting in our not being quoted on the OTC Bulletin Board. In the year ended December 31, 2011, our stock price ranged from a high of $1.50 to a low of $0.69 per share. The inability to sell shares in a rapidly declining market may substantially increase the risk of loss as a result of such illiquidity, because the price for our common stock may suffer significant declines due to price volatility.

We have never paid dividends on our common stock, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  In addition, the terms of any future debt or credit facility, and the terms of our Series A Preferred Stock and Series B Preferred Stock, may preclude us from paying dividends on our common stock. As a result, capital appreciation, if any, of our common stock will be the sole source of potential gain in the foreseeable future.  Investors seeking cash dividends should not invest in our common stock.  We do pay cash and stock dividends on our Series A and Series B Preferred Stock in accordance with their terms.  Starting in January 1, 2012, we have consent by the holders of our Series B Preferred Stock to pay either cash dividends or pay dividends with paid in kind shares. The dividends on our Series B Preferred Stock average approximately $110 thousand per quarter and Series A are $19 thousand per quarter.

Common stockholders may not be able to elect a majority of our Board of Directors.

The terms of our Series A Preferred Stock provide that if at any time dividends on the Series A Preferred Stock shall be unpaid in an amount equal to two full years’ of dividends (eight quarters), until such time as all dividends in arrears have been paid, the holders of the Series A Preferred Stock shall have the right to elect a majority of our Board of Directors. If the company was not able to obtain financing, and not able continue to pay dividends on our Series A Preferred Stock, holders of our common stock would lose their ability to control our Board of Directors, as the holders of the Series A Preferred Stock would have the right to elect a majority of our Board of Directors.  We are currently in arrears on six quarters to the Series A Preferred Stock.  We do not intend to go into arrears beyond six quarters, and eventually intend to become current with our Series A Preferred Stock.  Our Series B Preferred Stock does not have voting rights except (i) as provided by Delaware law; (ii) upon the occurrence of the fifth anniversary of the issue date; or (iii) upon our failure to pay dividends for two consecutive quarters or three non-consecutive quarters.  Upon the occurrence of either event described in (ii) or (iii), the holders of the Series B Preferred Stock are entitled to elect two additional directors to our Board of Directors and, within two business days, we must create a special committee of our Board of Directors consisting of up to three directors, of which two must be the two newly-elected additional directors, and promptly grant such special committee sole and exclusive authority and power to investigate, negotiate and consummate a sale of the Company or strategic alternative thereto.

We are subject to penny stock regulations and restrictions, which could make it difficult for stockholders to sell their shares of our stock.

SEC regulations generally define “penny stocks” as equity securities that have a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As of March 14, 2012, the last sale price for our common stock was $1.25 per share.  For transactions in securities that are not exempt from the “penny stock” definition, the SEC has adopted rules and regulations that impose additional sales practice requirements on broker-dealers prior to selling penny stocks, which may make it burdensome to conduct transactions in our shares. Because our shares are subject to these rules, it may be difficult to sell shares of our stock, and because it may be difficult to find quotations for shares of our stock, it may be very difficult to accurately price an investment in our shares.  In addition, the SEC has the authority to restrict any person from participating in a distribution of a penny stock if the SEC determines that such a restriction would be in the public interest.

The Financial Industry Regulatory Authority, or (“FINRA”), sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

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

As a Delaware corporation, we are also subject to section 203 of the Delaware General Corporation Law (“DGCL”), which among other things, and subject to various exceptions, restricts against certain business transactions between a corporation and a stockholder owning 15% or more of the corporation’s outstanding voting stock (“an interested stockholder”) for a period of three years from the date the stockholder becomes an interested stockholder. The DGCL, in general, prohibits any business combination with a beneficial owner of 15% or more of our common stock for three years unless our Board of Directors approved the holder’s acquisition of our stock in advance. Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our operating leases are principally for our corporate headquarters and warehousing facilities. We currently lease approximately 9,600 square feet of space at our headquarters and warehouse facilities both located in Irvine, California. In connection with the closure of our Newtown, Pennsylvania corporate location where previous management temporarily located in 2010, we accrued the fair value of future payments under the lease. In November 2010, we entered into a sub-lease for the Newtown facility, which provides for sub-lease payments to us through the term of the lease, or April 2013. Beginning January 1, 2012 we entered into a lease for combined office/warehouse space in Irvine California, approximately 5 miles from our corporate offices. The total square footage is approximately 3,790, with approximately 2,000 square feet of warehouse space, and 1,790 square feet of office space. The additional space was needed primarily to support the significant increase in new customer implementations we have experiences, for storing and preparing our SurgiCounters™ for new customers and supplying sponge product for implementation training. The rent and CAM charges are approximately $4.6 thousand a month, or approximately $1.20 a square foot.

We believe that our administrative office space is adequate to meet our needs for the foreseeable future. We also believe that our research and development facilities and our manufacturing facility, together with third party manufacturing facilities, will be adequate for our on-going activities.

ITEM 3. LEGAL PROCEEDINGS

Leve Matter

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against our company, Sunshine Wireless, LLC (“Sunshine”), and four other defendants affiliated with Winstar Communications, Inc ("Winstar”).  This lawsuit alleged that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiff's radio production and distribution business.  The complaint further alleged that our company and Sunshine joined the alleged conspiracy.  On February 25, 2003, the case against our company and Sunshine was dismissed.  However, on October 19, 2004, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. exercised their right to appeal.  On June 1, 2005, the United States Court of Appeals for the Second Circuit affirmed the February 25, 2003 judgment of the district court dismissing the claims against us.

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

Ault Glazer Matter

On December 30, 2010, the Company entered into a Settlement Agreement, dated as of December 27, 2010 (the “Agreement”), with the parties to the Agreement other than the Company being Ault Glazer Capital Partners, LLC (“AGCP”), Zealous Asset Management, LLC (“ZAM”) and certain of its affiliates, Milton “Todd” Ault III and a creditor (and such creditor’s affiliate) to AGCP, who also is a shareholder of the Company (the “AGCP Creditor”).  The former relationship of Mr. Ault and AGCP to the Company has been previously disclosed in the Company’s public filings.  The Agreement related to (i) our  previously disclosed Amendment and Early Conversion agreement, dated September 5, 2008 (the “Note Agreement”), between the Company and AGCP and the related and previously disclosed Secured Convertible Promissory Note dated on or about August 10, 2008 (the “Note”) and a related and previously disclosed Advancement Agreement between the same parties dated September 12, 2008 (together with the Note and Note Agreement, the “Note Documents”); under the Note Documents, there was an original principal balance of $2.5 million and Note Documents provided, subject to certain conditions, that the entire principal balance owing under the Note would be converted into 1,300,000 shares of our common stock and other consideration;  all but 500,000 of which shares of our common stock (such 500,000 shares, the “Shares”), were previously delivered to AGCP, (ii) a judgment obtained against AGCP by AGCP Creditor in a separate lawsuit, which lawsuit is completely unrelated to the Company, with respect to which, as the Company previously disclosed, AGCP Creditor procured a Writ of Execution from the United States District Court, Central District of California, (the “Writ”) and a Notice of Levy (the “Levy”) to levy upon the Company against all stock of the Company that the Company owed to AGCP; and (iii) a previously disclosed case currently pending before the Superior Court of California, County of Orange, Central Justice Center, entitled “Zealous Asset Management, LLC v. Patient Safety Technologies, et. al”, Case No. 00424948 (the “Action”) concerning, among other things, the Note Documents, as well as 2,600 shares of our Series A Preferred Stock (the “Series A Preferred”) and certain dividends thereon.

In broad terms the Agreement provided that the Company delivers to AGCP Creditor the Shares that, as the Company has previously disclosed, it conditionally owed to AGCP, and AGCP dismissed the Action against the Company upon receiving the Shares, AGCP Creditor terminated the Writ and Levy and agreed that its judgment against AGCP was satisfied.  In addition, the Note Documents and the liabilities thereunder were deemed satisfied and extinguished. The Company was carrying a liability on its books in connection with the Note Documents of approximately $1.42 million and the fair value of the (500 thousand common) Shares issued was less than the carrying value of such liability, the Company recorded a non-cash gain on the extinguishment of debt totaling $893 thousand in the fourth quarter of 2010.  Generally, the material terms of the Agreement became effective after the Company delivered the Shares to the AGCP Creditor, and made a cash payment of $16 thousand to AGCP’s counsel on December 31, 2010.  Shortly after December 28, 2010, AGCP dismissed the causes of action in the Action related to the Note Documents, and granted certain releases and covenants not to sue the Company.  In addition, there were causes of action in the Action relating to the Series A Preferred shares owned by AGCP that were dismissed after the Company interpleaded a total of $22.8 thousand of dividends owed on these Series A Preferred shares in January 2011 ($9.1 thousand) and March 2011 ($13.7 thousand).  The Agreement also contained a provision pertaining to the interpleading of future dividends on these Series A Preferred shares, which the Company plans to follow when such dividends become payable.  Accordingly, the terms of the Agreement have become fully effective.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted under the symbol “PSTX” on the OTC Bulletin Board operated by FINRA, however from March 1, 2011 through August 9, 2011 our common stock was quoted only on the OTC QB market operated by OTC Markets Group, Inc.

The following table sets forth the high and low bid quotations for our common stock for the periods indicated below, as reported by the OTC Bulletin Board (except for March 1, 2011 through August 9, 2011, where the information below was reported by the OTC QB).  Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions in our common stock.

	High	Low
Year Ended December 31, 2011
First Quarter	$0.97	$0.69
Second Quarter	1.50	0.85
Third Quarter	1.50	0.82
Fourth Quarter	1.45	0.97

Year Ended December 31, 2010
First Quarter	$1.90	$0.85
Second Quarter	1.20	0.55
Third Quarter	0.90	0.45
Fourth Quarter	0.99	0.65

Stockholders

As of March 14, 2012, there were 610 holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock in the last two fiscal years and currently have no intention of paying dividends on our common stock.  Terms of our Series A Preferred Stock and Series B Preferred Stock limit our ability to pay any such dividends on our common stock.

Recent Sales of Unregistered Securities

None.

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

Overview

We focus on the development, marketing and sale of products designed to improve patient safety outcomes and reduce costs in the healthcare industry. We conduct our business through our wholly owned subsidiary, SurgiCount Medical, Inc. Our proprietary Safety-Sponge® System is a patented solution designed to eliminate one of the most common errors in surgery, retained surgical sponges, and the human and economic costs associated with this surgical mistake.  The Safety-Sponge® System is comprised of a line of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system. To date over an estimated 75 million of our Safety-Sponges® have been successfully used in more than 3.6 million surgical procedures. We sell our Safety-Sponge® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners.  Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus, a leading, China-based manufacturer of disposable medical and surgical supplies.  Our sponge and towel products are distributed through Cardinal Health, who provides us sales, marketing and logistics support and the fulfillment of our products to our end user hospitals by both delivering our products directly to our end user hospitals and where appropriate through alternative distributors.  As of the filing date of this Report we currently have over 146 facilities using the Safety-Sponge® System, all of which are located in the U.S. Additionally, as of the filing date of this Report we had an additional 117 facilities with signed agreements and scheduled implementation dates, the vast majority of which are currently expected to complete their implementation during the first half of 2012. During 2011 the number of hospitals using our Safety-Sponge® System increased by 28 hospitals or 42%. Including facilities with signed agreements and scheduled implementations, as of December 31, 2011 we had over 237 customer facilities, representing an increase of 165 or 229% over the number of customer facilities as of December 31, 2010. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business. Once implemented, the vast majority of our user hospitals use the Safety-Sponge® System across all of their relevant surgical and OB/GYN procedures.

Subsequent to the resignation of our previous President and Chief Executive Officer and four other board members, newly appointed management implemented a comprehensive restructuring program during the third quarter of 2010 focused on a number of initiatives, including the reduction of operating expenses and aggressively managing the Company to achieve positive operating income and operating cash flow.  Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies and initiating spend measurement systems and accountability across all functional areas.  As a result of a number of factors, primarily the continued growth of the Company’s revenues from both delivery of Cardinal Health’s stocking inventory (as discussed in “Cardinal Health – Exclusive U.S. Distributor” above and “—Cardinal Health Supply Agreement” below), the increased number of hospitals using the Company’s products, and the impact on operating expenses from the restructuring initiative.

We generated revenues of $9.5 million and $14.8 million during the fiscal years ended December 31, 2011 and 2010, respectively.  Our 2011 revenues of $9.5 million include $1.1 million of revenues from the final fulfillment of the Forward Order a $10 million stocking order in accordance with the terms of our exclusive distributor arrangement with Cardinal Health.  Also during 2011 we generated an additional $8.4 million of revenue, separate from the Forward Order, from the delivery of products to Cardinal Health to meet immediate demand from end-user hospitals.  Our 2010 revenues of $14.8 million included $8.9 million of revenues from fulfillment of the Forward Order. Under certain circumstances the Forward Order may negatively impact our 2012 revenues.  See “Factors Affecting Future Results—Cardinal Health Supply Agreement” below.

On April 9, 2010 our current President and Chief Executive Officer, co-founder of our wholly-owned operating subsidiary SurgiCount Medical and co-inventor of our Safety-Sponge® System, Brian E. Stewart, filed a Form 13D with the SEC on behalf of himself and certain other shareholders of the Company.  The shareholders represented included two of the Company’s existing directors and the other co-founder of SurgiCount Medical Inc., and co-inventor of the Safety-Sponge® System and collectively represented a sufficient number of shares of the Company’s stock outstanding to demand that the Company call a special meeting of stockholders with the express purpose of affecting significant and immediate change by removing five of the then standing directors of the board, including the then President and Chief Executive Officer.  As a direct result of this founder driven shareholder effort, on June 24, 2010, the five designated members of the board of directors resigned and Brian E. Stewart was appointed as our President and Chief Executive Officer and as a Director.

Factors Affecting Future Results

Cardinal Health Supply Agreement

In November 2006, we began an exclusive distribution relationship with Cardinal Health to supply hospitals that have adopted our Safety-Sponge® System with our sponge and towel products.  This original agreement had a term of 36 months, and automatically renewed for successive 12 month periods unless terminated early in accordance with its terms.

In November 2009, we renewed our distribution relationship with Cardinal Health through the execution of a new Supply and Distribution Agreement. This new agreement had a five-year term expiring in 2014 and names Cardinal Heath as the exclusive distributor in the United States, Puerto Rico, and Canada of the current sponge and towel products used in our proprietary Safety-Sponge® System.  Though Cardinal Health is our exclusive distributor in these geographical areas, the terms of our agreement with Cardinal Health do not limit the sales of our products to only direct customers of Cardinal Health.  Our products are available to every hospital that wishes to purchase them through their existing distribution relationships, whether that is with Cardinal Health or a competitor.  In the event an end user hospital customer of ours does not have a distribution relationship with Cardinal Health, Cardinal Health then distributes our products directly to the alternative distributor that works with that hospital.

In connection with the execution of the new agreement in November 2009, Cardinal Health issued the Forward Order, which was a $10.0 million stocking purchase order for products used in our Safety-Sponge® System that called for deliveries of that stocking inventory over a 12-month period.  Cardinal Health initially paid us $8.0 million as partial pre-payment of the Forward Order, and agreed to pay $2.0 million directly to A Plus, that was used to pay for product that A Plus later invoiced the Company related to the Forward Order. Cardinal Health also agreed to maintain normal ordering patterns and volumes for purchasing our Safety-Sponge® products throughout 2010 and not to use any of the inventory delivered under the Forward Order to meet immediate hospital demand. In late 2010, Cardinal Health requested to change the product mix of the Forward Order. We agreed to this change, however because the products Cardinal Health requested were not immediately available, Cardinal Health agreed to take delivery of the remaining inventory on a modified schedule. As of December 31, 2010 we had delivered approximately $8.9 million of the $10 million Forward Order and delivered the remaining $1.1 million of Forward Order inventory in the first half of 2011. The net effect is we did not realize the full $10.0 million of Forward Order revenue during 2010, and ended up recognizing $1.1 million of Forward Order revenue during 2011, thereby fully satisfying the Forward Order. There will be no additional Forward Order revenue in 2012 or thereafter unless we entered a new stock order, which we have no plans to do.

In March 2011, Cardinal Health and the Company signed an amendment to the Supply and Distribution agreement. The Amended Supply and Distribution Agreement revised a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and added certain terms and provisions regarding setting target inventory levels and defining a formula for determining what excess inventory is of our products held by Cardinal Health. At that time Cardinal Health agreed to not sell any of the Forward Order inventory until calendar year 2012.  We also agreed to a methodology for how much of the Forward Order inventory Cardinal Health would be able to sell to our customers each month, establishing a more orderly inventory release process that would help to minimize the impact this inventory release would have on the Company’s sales during 2012.

On October 1, 2011, the Company announced signing an agreement to implement our proprietary Safety-Sponge® System with a large hospital group with over 135 hospitals, with implementations scheduled to start in early 2012. The magnitude of this large implementation compelled the Company to prioritize its resources in order to scale up for costs associated with the large implementation, including needing to buy more sponge and towel inventory, scanners, as well as hiring and training more staff to support the implementations. As a result, management approached Cardinal Health in late 2011 to discuss the timing of when Cardinal Health would begin to release the Forward Order inventory. Cardinal Health agreed to delay the release of Forward Order inventory until April 1, 2012, to allow both sides additional time to negotiate a possible revision to the previously agreed terms, including for releasing the Forward Inventory. No final agreement has been reached with Cardinal Health on changing previous agreed terms as of the date of this Form 10-K was filed, other than agreeing to delay the start of the release until April 1, 2012. For a discussion on the effects that this agreement is expected to have on our financial condition and results of operations in 2012 and beyond, please see “Management’s Discussion and Analysis of Financial Condition and results of Operations – Factors Affecting Future Results – Cardinal Health Supply Agreement.”

Because of the delivery of the final $1.1 million of the Forward Order inventory during 2011, our reported revenues for the year ended December 31, 2011 of $9.5 million represented more revenue than what otherwise would have been recognized had we filled only orders from Cardinal Health for strictly filling customer demand.  During 2011, we recognized $8.4 million of net revenues from the delivery of inventory to Cardinal Health for fulfilling customer demand, however these revenues do not necessarily reflect actual current hospital customer demand for our products, as these sales are impacted by a number of factors, including but not limited to Cardinal Health’s inventory management practices including how much inventory they chose to maintain throughout their distribution warehouse system and the timing of how they chose to order product (through recurring standing purchase orders, planned inventory reductions, or other factors).

Should Cardinal Health have any excess inventory on April 1, 2012 and begin selling the excess inventory it holds to partially meet customer demand, our reported revenues and cash flows will be negatively affected. The magnitude this negative impact could have on our 2012 and 2013 revenue and cash flows will depend on a number of factors, including but not limited to how much excess inventory Cardinal Health actually has on hand in 2012, whether the Company chooses to purchase some or all of this excess inventory, and what our actual sales growth rates are during 2012 and 2013. Actual sales during 2012 and 2013 will depend on a number of factors, including but not limited to actual end-user demand and Cardinal Health’s estimates of what inventory levels it needs to meet that demand.  Management has no immediate plans to repurchase Cardinal Health’s excess inventory, however we will consider this option should an appropriate opportunity arise. While we have not provided any estimates of what we expect 2012 or 2013 sales growth to be, in order to prevent a significant negative impact to our 2012 and 2013 revenue by Cardinal Health’s release of Forward Order inventory, (i) the Company would need to experience substantial growth in the number of hospitals using its products during 2012 and 2013, (ii) the Company would need to buyback any excess inventory from Cardinal Health, or (iii) Cardinal Health would need to decide not to use its excess inventory to partially meet customer demand.   If the Company were to buyback excess inventory from Cardinal Health, this also could have a significant negative impact to the Company’s earnings, financial position and our liquidity.

Revenues Subject to Significant Variation Due to Cardinal Health’s Ordering Patterns, and Expectations of the Size and Timing of New Customer Hospital Implementations.

Our exclusive distribution agreement with Cardinal Health results in all of our current revenues coming from orders placed by Cardinal Health. Cardinal Health has discretion in the timing and quantities with the orders they place, subject only to the limits contained in our agreements with them. As a result, our revenues may not necessarily correlate with the actual growth of our underlying customer base. In addition, our revenue can be materially impacted by the size of new customer hospital systems being implemented and the expected timing of those implementations by us and our distribution partners. Size of hospital systems connotes the number of actual hospitals that are a part of the hospital system and the number of surgical procedures that are performed at each hospital. Implementations with our large hospital system customers like the Mayo Clinic in Rochester or the Cleveland Clinic that both occurred in 2009 had a material impact on our reported revenue and revenue growth for the year 2009. The timing of when these larger hospital system implementations are expected to occur also have a significant impact on our annual reported revenue, as both the Company and our distribution partners need to ensure there is adequate inventory on hand to accommodate them. The decision process that our distribution partner Cardinal Health uses in determining when to place orders is complex and subject to significant judgment. If those judgments prove incorrect, or are inconsistent with our business needs or expectations, our revenues may be materially adversely impacted. For example, some of the factors that go into these judgments include, but are not limited to: (i) the size of some new pending and possible customers, (ii) the distribution agreements new pending and possible hospital customers have with their distribution partners, (iii) the multiple formats our products need to be available in (Single Sterile and Bulk Non Sterile), and (iv) the location of the manufacturing facilities of our China based manufacturing partner and the lead times needed in manufacturing our products. In addition, although growth in the number of hospitals is a relevant general indicator of growth in our business and customer acceptance of our products, it is not necessarily proportional to future revenue. This is because revenue growth is impacted by a variety of factors, including the number of actual customers represented by the hospitals using our products, the number of procedures such hospitals actually perform, the timing of orders of our products and the other factors described in this Annual Report on Form 10-K.

Reduction in Hardware Sales – Effect on Revenues and Cost of Revenue.

Prior to the third quarter of 2009, our business model included selling our SurgiCounter™ scanners and related software used in our Safety-Sponge® System to most hospitals that adopted our system.  Beginning with the third quarter of 2009, we modified our business model and began to provide our SurgiCounter™ scanners and related software to all hospitals at no cost when they adopt our Safety-Sponge® System.  Because we no longer engage in direct SurgiCounter™ scanner sales and generally anticipate only to recognize revenue associated with our SurgiCounter™ scanners in connection with reimbursement arrangements we have with Cardinal Health under our agreement with them, SurgiCounter™ scanners  no longer represent a significant source of revenue for our company. In 2009 and 2010, surgical sponge revenue accounted for 94% and 99% of our revenue, respectively and hardware revenue accounted for 6% and 1%, respectively.  In addition to its effect on our revenue, this change also affected our costs of revenue because rather than recognizing the full product cost for all SurgiCounter™ scanners at the time of shipment in our cost of revenue, we now recognize only the depreciation expense for those SurgiCounter™ scanners given to hospital clients.  This business model change led to an improvement in our gross margin in the year ended December 31, 2009, and further improvement in 2010.  However going forward, we anticipate that there will be a negative impact on our gross margins from increased non-cash depreciation expenses in our cost of revenue from the growing number of scanners that we are giving to customers, which temporarily causes our gross margins to trend lower. We expect the negative impact on gross margin caused by the growing scanner depreciation will eventually be offset by higher margin gross profit from sponge and towel revenue growth.  As higher margin gross profit from sponges and towels increases due to new revenue growth, it will dilute the negative impact on our gross margins caused by the new scanner depreciation.

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue

Total revenue for the year ended December 31, 2011 was $9.5 million, which was a decrease of 36% compared to $14.8 million reported during the same period in 2010.  However, total revenue for the year ended December 31, 2010 included $8.9 million of revenue for  product shipped to Cardinal Health under the Forward Order stocking arrangement (see “Factors Affecting Future Results —Cardinal Health Supply Agreement”), while during 2011 we shipped the final $1.1 million of product under this Forward Order stocking arrangement, closing out this arrangement. Total revenue for the year ended December 31, 2011 excluding the Forward Order revenue was $8.4 million, an increase of 42% as compared to $5.9 million of similar revenue during the same period in 2010. This significant growth in non-Forward Order revenue reflected an increase of 28 customer hospitals to 98 total hospitals that we had at year end 2011, compared to 70 hospitals we had as customers at the beginning of the year 2011. The primary reason behind this growth in sales of surgical sponges used in our Safety-Sponge® System is due to our focused marketing and selling efforts being successful in achieving a significant growth of new hospital customers. In addition, our exclusive distributor, Cardinal Health, began ordering product during the second and third quarters of 2011, at levels that management believes more closely aligns with our growth in customer demand. Revenue from sales of surgical sponges and towels during the year ended 2011 accounted for 99% of our revenue, while revenue from sales of hardware accounted for only 1%, reflecting our change in strategy implemented during 2010 of providing scanners to customers at zero cost instead of selling them.

Cost of revenue

Cost of revenue for the year ended December 31, 2011, of $5.1 million decreased $2.2 million or 30%, as compared to cost of revenue of $7.3 million during the year ended 2010.  This decrease in cost of revenue was due to having much lower Forward Order revenue in the 2011 year as compared to 2010, causing the significant decrease in cost of revenue. The cost of revenue related to non-Forward Order revenue was $4.7 million for the year ended December 31, 2011, which was an increase of $1.4 million compared to the $3.3 million cost of revenue for similar non-Forward Order revenue during the same period in 2010, reflecting the growth in our non-Forward Order revenue described above.

Gross profit

Gross profit of $4.3 million for the year ended December 31, 2011 decreased by $3.1 million, or 42%, compared to $7.5 million during the same period in 2010. The reason for this decrease in gross profit was the significant decrease in Forward Order related revenue, as described above. The year over year decrease in Forward Order related gross profit was $4.2 million or 85%. Gross profit on non-Forward Order revenue for the year ended December 31, 2011 of $3.7 million was $1.1 million or 42% more than the $2.7 million of comparable gross profit recognized during the same period in 2010. In addition, there was higher non-cash depreciation expense of $514 thousand included in our cost of revenue during the year ended December 31, 2011 as compared to $302 thousand for the year ended December 31, 2010, which reflected the large increase in hardware given to new customers in 2011 for new hospital implementations. Total gross margin was 46% for the year ended December 31, 2011, compared to 50% for the same twelve month period in 2010. This decrease in gross margin was mostly attributed to increased non-cash scanner depreciation expense from providing scanners to customers at no cost, combined with the impact of a cost increase on sponges and towels purchased by the Company from our exclusive manufacturer, A Plus, which became effective on January 1, 2011. This cost increase resulted from the higher cost of cotton and to a lesser extent, unfavorable changes in the U.S. dollar exchange rate with the Chinese Yuan.

Operating expenses

Total operating expenses including research and development, sales and marketing and general and administrative (“G&A”) expenses were $7.0 million for the year ended December 31, 2011, a decrease of $2.6 million, or 27%, compared to $9.7 million for the same twelve month period in 2010. The Company’s current management team was able to increase non-Forward Order revenue during the year ended December 31, 2011 by 42% while decreasing operating expenses by 27% as compared to the year ended December 31, 2010. The decrease in operating expense was due to the comprehensive restructuring implemented by management beginning in the third quarter of 2010 that has focused on a number of initiatives to reduce operating expenses and achieve operating income and positive cash flow. Restructuring activities included the elimination of certain job positions, lowering executive and employee cash compensation levels, refining and enforcing expense and travel policies, initiating expense controls and increasing accountability across all functional areas.

Research and development expenses

Research and development expenses totaled $107 thousand for the year ended December 31, 2011, a decrease of $79 thousand, or 42%, compared to $186 thousand during the same period in 2010. This year over year decrease primarily reflected management’s restructuring activities initiated in the third quarter of 2010.

Sales and marketing expenses

Sales and marketing expenses totaled $3.0 million for the year ended December 31, 2011, an increase of $0.1 million or 4%, compared to $2.9 million during the same period in 2010. The increase in sales and marketing expenses as compared to the prior year was mostly due to realigning resources to support our expanding business, including increasing customer service support and field clinical support costs.  Field clinical support costs include compensation and related travel expenses for having specialized Registered Nurses (“OR-RN’s”) support implementation training, as well as clinical trial demonstrations of our products. The number of clinical trials to facilitate new sales of our Safety-Sponge® System grew during 2011 as compared to prior year.

General and administrative expenses

G&A expenses totaled $3.9 million for the year ended December 31, 2011, representing a decrease of $2.7 million, or 40%, compared to G&A expenses of $6.6 million during the same period in 2010.  This decrease in G&A expenses was due to the comprehensive restructuring current management implemented in the third quarter of 2010 as described above. These restructuring activities including the elimination of certain job positions, lowering executive and employee cash compensation levels, were implemented across all functional areas but had the biggest proportionate impact on G&A expenses.

Total other income (expense)

We reported other income of $789 thousand for the year ended December 31, 2011, compared to other income of $3.3 million for the year ended December 31, 2010 a decrease of $2.5 million or 76%.  As discussed above under “Critical Accounting Policies”, certain warrants issued during past financings were required to be recorded as “derivative liabilities” and not as equity.  Each reporting period we have had to record increases and decreases in the estimated fair value of these warrants based on fluctuations in the price of our common stock and the number of warrants outstanding.  When our stock price increases, it increases the liability resulting in the Company recording “other losses”, while when there are decreases in our stock price it causes the liability to decrease resulting in the Company recording “other income”.  During the year 2011, we had several of these specific warrant agreements expire that had fairly large numbers of shares attached to them. As a result, in late 2011 we were able to reach agreement with the remaining holders of these “derivative liability” warrants outstanding to exchange them for similar warrants that have features which no longer require that they be treated as derivative liabilities, and instead we can record them as equity which is more typical for reporting warrants.  The new warrants issued during the exchange had 10% more shares than the original warrants to justify removing the features causing them to be treated as derivative liabilities, however all other terms remained the same including the exercise prices and expiration dates. As a result of this exchange, the impact the derivative liabilities had on our fourth quarter 2011 other income and expense decreased significantly, and there will be no further impact to our other income and expenses from the new warrants issued in the exchange.

Net income (loss)

For the year ended 2011, we had a net loss of $2.4 million as compared to net income of $1.8 million reported for the year ended 2010, representing a decrease of $4.2 million. The primary contributors of this decrease in 2011 to a net loss as compared to net income for 2010 were decreased Forward Order revenues in 2011 of $1.1 million as compared to $8.9 million during 2010. Also contributing to the net loss in 2011 compared to net income in 2010 was the less favorable change during 2011 in the fair value of our warrant derivative liability of $568 thousand compared to $2.7 million for the previous twelve months, the $893 thousand gain on the extinguishment of debt during 2010 compared to 2011 where there was no such transaction.

Financial Condition, Liquidity and Capital Resources

We had cash and cash equivalents of $3.7 million as of December 31, 2011 compared to $1.9 million at December 31, 2010.  As of December 31, 2011, we had total current assets of $7.9 million and total current liabilities of $3.9 million resulting in positive net working capital of $4.0 million. Excluding the $0.5 million of deferred revenue relating to hardware reimbursement payments from Cardinal Health, which is a non-cash based liability, we had total “adjusted” current liabilities of $3.4 million as of December 31, 2011, giving us adjusted positive net working capital of $4.5 million. We believe our sources of funding are sufficient to satisfy our anticipated cash requirements through at least the next 12 months.  Although management does not have any plans to do so, we may seek additional financing opportunities to fund future growth for periods beyond the next 12 months, through future offerings of equity or agreements with strategic partners to help fund our growth and the development of future products and technologies.  However, we can offer no assurances that we will be able to obtain additional funding on acceptable terms, if at all.  Management continually evaluates our liquidity needs and whether to increase capital resources. See Item 1A “Risk Factors” in our Annual Report on Form 10-K for additional information that could impact our future liquidity and capital resources.

On March 29, 2011 and March 30, 2011, we closed a private placement financing raising $7.1 million in gross proceeds through the issuance of 9.48 million shares of our $0.33 par value common stock at a selling price of $0.75 per share. The proceeds from this offering have been, and will continue to be used for general corporate purposes, including paying down existing company liabilities and to invest in new initiatives to increase market penetration of our Safety-Sponge® System to hospitals throughout the U.S. and as opportunities present, world-wide.

Operating activities

We used $4.0 million of net cash from operating activities for the year ended December 31, 2011. Our net loss for the 2011 year also included certain non-cash charges including stock-based compensation, amortization of intangible assets, mark to market adjustments of our warrant derivative liability, gains on contingent tax liability and depreciation expense. These non-cash charges totaled $1.1 million for the year ended December 31, 2011.

Cash used in working capital during the year ended December 31, 2011 was $2.9 million. Working capital consists primarily of accounts receivable, inventory, other assets, net of deferred revenue and other current liabilities. Accounts receivable increased by $535 thousand or 69% as of December 31, 2011 reflecting timing of sales and our growth in non-Forward Order revenue during the year 2011.  Inventory increased by $1.67 million or 149% as of December 31, 2011 due to our business growth and building up safety stock levels needed for scheduled implementations at new hospitals during early 2012. Accounts payable increased by $203 thousand or 7%, as we took delivery of much of the increased inventory late in Q4 2011. Deferred revenue decreased by $1.0 million or 63% during the year ended December 31, 2011 due to the Company completing all shipments to Cardinal Health in fulfilling the Forward Order. In 2011, we also reclassified restricted cash transfers from being reported as financing activities to operating activities within our consolidated statements of cash flows.

We used $5.1 million of net cash from operating activities during the year ended December 31, 2010.  Our net loss included certain non-cash charges including stock-based compensation, amortization of intangible assets, mark to market adjustments of our warrant derivative liability, gain on contingent tax liability, gain on extinguishment of debt and depreciation expense. These non-cash inflows totaled $611 thousand for the year ended December 31, 2010. Changes in operating assets and liabilities totaled $6.5 million for the year ended December 31, 2010.  These significant adjustments primarily reflect adjustments made to reflect changes in the fair value of our warrant derivative liabilities, deferred revenue adjustments relating to inventory shipments to Cardinal Health for their Forward Order inventory agreement (which is discussed further in the section entitled “Business—Cardinal Health – Exclusive U.S. Distributor”). Total shipments to Cardinal Health of Forward Order inventory during 2010 was $8.9 million ($6.9 million from the Company and $2.0 million from A Plus), which was recorded as 2010 Forward Order revenue.

Investing activities

The Company used $1.3 million and $868 thousand of net cash in investing activities for the years ended December 31, 2011, and 2010 respectively, primarily for the purchase of scanners and related hardware used in our Safety Sponge® Systems. The number of hospitals using our system during 2011 increased by 42%, as such our costs for providing the hardware free of charge increased accordingly compared to 2010.

Financing activities

We generated $7.0 million of net cash from financing activities for the year ended December 31, 2011, primarily from the net proceeds of our $7.1 million private placement of common stock and exercise of employee stock options, offset by the payment of preferred stock dividends and other stock issuance costs.

We also generated $4.3 million of net cash from financing activities for the year ended December 31, 2010, primarily from receiving the net proceeds of the $6.0 million issuance of Series B Convertible Preferred Stock that closed in June 2010 ($5.0 million in cash proceeds and $1.0 million in reductions of our accounts payable), offset by the write-off of capital lease obligations in January 2011 following the sub-letting of our former Newtown, Pennsylvania office, and payments of preferred stock dividends.

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

Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of revenue as incurred.  Revenue is reduced for any discounts, trade in allowances and rebates given to the buyer.

Cost of revenue

Our cost of revenues consists primarily of our direct product costs for surgical sponges and towels from our exclusive third-party manufacturer, A Plus. We also include a reserve expense for obsolete and slow moving inventory in the cost of revenues.  In addition, when we provide scanners and other related hardware to hospitals for their use at no cost (rather than sell these), we include only the depreciation expense of the related hardware in cost of revenues over the three year estimated useful life of the scanners.  In rare cases where we sell the scanners to hospitals, our cost of revenue includes the full related hardware cost when shipped.

Research and development expenses

Our research and development expenses consist of costs associated with the design, development, testing and enhancement of our products.  In 2011 These expenses are mostly consultant related expenses for fees paid to external service providers supporting our product development programs and salary and related employee benefit costs for a full time employee. In 2010 these expenses are almost entirely consultant related expenses for fees paid to external service providers supporting our product development programs.

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

Total other income (expense)

Our total other income (expense) primarily reflects changes in the fair value of warrants classified as derivative liabilities.  Under applicable accounting rules (discussed below under “—Critical Accounting Policies—Warrant Derivative Liability”), we are required to make estimates of the fair value of our warrants each reporting period, and to record the change in fair value each period in our statement of operations. As a result, changes in our stock price from period to period result in other income (when our stock price decreases) or other expense (when our stock price increases) in our income statement. In addition, a gain on the reduction of a contingent tax liability was recorded in other income (expense). Other significant items recorded as other income (expense) in 2010 include recording a gain on the extinguishment of debt related to Ault Glazer Capital Partners (see Item 3., Legal Proceedings) along with an impairment charge recorded for the write down of our investment in Alacra, as described in the Note 8 to our consolidated financial statements in this annual report on Form 10-K.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and other financial information. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate our estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.

We believe that the accounting policies described below are critical to understanding our business, results of operations and financial condition because they involve more significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that could have been used, or changes in the accounting estimate that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. See Note 3 of our Notes to Consolidated Financial Statements of this annual report on Form 10-K for a description of our significant accounting policies and method used in preparation of our consolidated financial statements.

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

Warrant Derivative Liability

Under applicable accounting guidance, an evaluation of outstanding warrants is made to determine whether warrants issued are required to be classified as either equity or a liability.  Because certain warrants were issued in connection with past financings that contain certain provisions that may result in an adjustment to their exercise price, we classified these warrants as derivative liabilities, and accordingly, we were then required to estimate the fair value of these warrants, at the end of each quarterly reporting period. We used the Monte Carlo Simulation option pricing model to estimate such fair value, which requires the use of numerous assumptions, including, among others, expected life (turnover), volatility of the underlying equity security, a risk-free interest rate and expected dividends.

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

We elected to early adopt the Financial Accounting Standards Board’s Accounting Standards Update No. 2011-08, or ASU No. 2011-08, which allows a company to first assess qualitative factors to determine if it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU No. 2011-08, companies should assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value, including goodwill. In the event we determine that it is more likely than not that our sole reporting unit’s fair value is less than its carrying amount, quantitative testing would be performed comparing recorded values to estimated fair values. As part of our goodwill qualitative testing process, we evaluate various factors to determine whether it is reasonably likely that management’s assessment would indicate a material impact on the fair value of our reporting unit. Factors assessed in the qualitative approach are cash flow forecasts of our reporting unit, the strength of our balance sheet, changes in strategic outlook or organizational structure, industry and market changes and macroeconomic indicators.

Inventories

Inventory consists of finished goods and scanner hardware. Finished goods include sponge and towel product products ready for customer use or distribution. Inventory is stated at the lower of cost or market value with cost determined under the first-in, first-out, or FIFO, method. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. On a quarterly basis, we analyze our inventory levels and record allowances for inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory that is in excess of expected demand based upon projected product sales.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies goodwill impairment tests. The new guidance states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. The Company only adopted this accounting standard at December 31,2011. Company’s early adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

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

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we had no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PATIENT SAFETY TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Patient Safety Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Patient Safety Technologies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patient Safety Technologies, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ SQUAR, MILNER, PETERSON, MIRANDA & WILLIAMSON, LLP

Newport Beach, California
March 23, 2012

PATIENT SAFETY TECHNOLOGIES, INC.

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$3,668,524	$1,896,034
Restricted cash	—	223,630
Accounts receivable	1,307,510	772,381
Inventories, net	2,772,117	1,110,832
Prepaid expenses	180,802	104,628
Total current assets	7,928,953	4,107,505

Property and equipment, net	1,691,961	979,833
Goodwill	1,832,027	1,832,027
Patents, net	2,464,142	2,789,083
Other assets	40,463	39,038
Total assets	$13,957,546	$9,747,486

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable	$2,808,524	$2,605,669
Accrued liabilities	574,917	942,472
Warrant derivative liability	—	991,682
Deferred revenue	545,027	1,477,720
Total current liabilities	3,928,468	6,017,543

Commitments and contingencies (Note 18)

Stockholders’ equity
Series A preferred stock, $1.00 par value, cumulative 7% dividend:
1,000,000 shares authorized; 10,950 issued and outstanding at December 31, 2011 and 2010;
(Liquidation preference of $1.1 million at December 31, 2011 and 2010)	10,950	10,950
Series B convertible preferred stock, $1.00 par value, cumulative 7% dividend:
150,000 shares authorized; 65,864 issued and outstanding at December 31, 2011 and 61,589 issued and outstanding at December 31, 2010;
(Liquidation preference of $6.6 million at December 31, 2011 and $6.2 million at December 31, 2010)	65,864	61,589
Common stock, $0.33 par value: 100,000,000 shares authorized;
34,020,255 shares issued and outstanding at December 31, 2011 and 23,956,063 shares issued and outstanding at December 31, 2010	11,226,684	7,905,501
Additional paid-in capital	57,733,790	52,356,930
Accumulated deficit	(59,008,210)	(56,605,027)
Total stockholders’ equity	10,029,078	3,729,943
Total liabilities and stockholders’ equity	$13,957,546	$9,747,486

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2011	2010

Revenues	$9,463,479	$14,797,013
Cost of revenue	5,115,946	7,334,125
Gross profit	4,347,533	7,462,888

Operating expenses
Research and development	107,397	186,089
Sales and marketing	2,971,525	2,865,652
General and administrative	3,931,049	6,595,815
Total operating expenses	7,009,971	9,647,556

Operating loss	(2,662,438)	(2,184,668)

Other income (expense)
Gain on extinguishment of debt	—	893,003
Interest expense	—	(7,405)
Gain (loss) on change in fair value of warrant derivative liability	567,573	2,674,654
Loss on impairment of long-term investment	—	(666,667)
Other income, net	221,201	433,989
Total other income (expense)	788,774	3,327,574

(Loss) income before income taxes	(1,873,664)	1,142,906
Income tax (benefit) provision	(25,887)	857,122
Net (loss) income	(1,899,551)	2,000,028
Preferred dividends	(503,632)	(186,725)
Net (loss) income applicable to common stockholders	$(2,403,183)	$1,813,303

(Loss) income per common share
Basic	$(0.08)	$0.08
Diluted	$(0.08)	$0.06

Weighted average common shares outstanding:

Basic	31,510,716	23,472,730
Diluted	31,510,716	30,768,576

The accompanying notes are an integral part of these consolidated financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Consolidated Statements of Stockholders Equity (Deficit)

			Series B						Total
	Series A		Convertible				Additional		Stockholders
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

BALANCES, December 31, 2009	10,950	$10,950	-	-	23,456,063	$7,740,501	$44,834,321	$(58,418,330)	$(5,832,558)

Series A Preferred dividend	-	-	-	-	-	-	-	$(76,707)	$(76,707)
Series B Convertible Preferred Stock Dividends	-	-	1,089	$1,089	-	-	$108,511	$(110,018)	$(418)
Issuance of Series B Convertible Preferred Stock, net of transaction costs	-	-	60,500	$60,500	-	-	$5,509,560	-	$5,570,060
Common stock issued in connection with extinguishment of debt	-	-	-	-	500,000	$165,000	$235,000	-	$400,000
Stock based compensation	-	-	-	-	-	-	$1,669,538	-	$1,669,538
Net income	-	-	-	-	-	-	-	$2,000,028	$2,000,028

BALANCES, December 31, 2010	10,950	$10,950	61,589	$61,589	23,956,063	$7,905,501	$52,356,930	$(56,605,027)	$3,729,943
Series A Preferred Stock Dividends	-	-	-	-	-	-	-	$(76,650)	$(76,650)
Series B Convertible Preferred Stock Dividends	-	-	4,275	$4,275	-	-	$421,686	$(426,982)	$(1,021)
Issuance of Common Stock net of transaction costs	-	-	-	-	9,489,192	$3,131,433	$3,655,826	-	$6,787,259
Issuance of restricted stock					75,000	$24,750	$(24,750)		$-
Warrants reclassified from derivative liability to equity	-	-	-	-	-	-	$424,109	-	$424,109
Stock-based compensation	-	-	-	-	-	-	$743,507	-	$743,507
Exercise of stock options					500,000	$165,000	$210,000		$375,000
Repurchase of warrants	-	-	-	-	-	-	$(53,518)	-	$(53,518)
Net (loss)	-	-	-	-	-	-	-	$(1,899,551)	$(1,899,551)
BALANCES, December 31, 2011	10,950	$10,950	65,864	$65,864	34,020,255	$11,226,684	$57,733,790	$(59,008,210)	$10,029,078

PATIENT SAFETY TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010
Operating activities:
Net (loss) income	$(1,899,551)	$2,000,028
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	582,799	566,855
Amortization of patents	324,941	324,941
Loss on abandonment of office lease	—	151,971
Loss on capital lease write-off	—	3,915
Loss on impairment of long-term investment	—	666,667
Gain on contingent tax liability	(223,523)	(427,700)
Gain on extinguishment of debt	—	(893,003)
Stock-based compensation	743,507	1,669,538
Gain on change in fair value of warrant derivative liability	(567,573)	(2,674,654)
Changes in operating assets and liabilities:
Restricted cash	223,630	(223,630)
Accounts receivable	(535,129)	133,754
Inventories	(1,661,285)	(545,010)
Prepaid expenses	(76,174)	(131)
Other assets	(1,425)	4,209
Accounts payable	202,855	1,562,503
Accrued liabilities	(144,032)	(53,061)
Deferred revenue	(932,693)	(6,621,424)
Deferred tax liability	—	(805,769)
Net cash used in operating activities	(3,963,653)	(5,160,001)

Investing activities:
Purchase of property and equipment	(1,294,927)	(868,033)
Net cash used in investing activities	(1,294,927)	(868,033)

Financing activities:
Proceeds from issuance of convertible preferred stock	—	5,050,000
Payments for convertible preferred stock issuance costs	—	(479,940)
Proceeds from issuance of common stock	7,112,501	—
Proceeds from exercise of stock options	375,000	—
Payments for common stock issuance costs	(325,242)	—
Repurchase of warrants	(53,518)	—
Capital lease obligation	—	(15,593)
Payments of convertible preferred stock series B dividends	(1,021)	(418)
Payments of preferred stock series A dividends	(76,650)	(76,707)
Net cash provided by financing activities	7,031,070	4,253,712

Net increase (decrease) in cash and cash equivalents	1,772,490	(1,550,692)
Cash and cash equivalents at beginning of year	1,896,034	3,446,726
Cash and cash equivalents at end of year	$3,668,524	$1,896,034

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	—	$3,712
Non cash investing and financing activities:
Issuance of convertible preferred stock series B for account payable	$—	$1,000,000
Payment of Series B preferred dividends in shares	$425,961	$109,600
Issuance of common stock for extinguishment of debt	$—	$400,000
Reduction of fixed assets based on write-off of capital lease	—	$62,048
Issuance of common stock previously earned	$24,750	—
Warrant reclassified from derivative liability to equity	$424,109	—

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

2. LIQUIDITY

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At December 31, 2011, the Company has an accumulated deficit of approximately $59.0 million and positive working capital of approximately $4.0 million and cash and cash equivalents of approximately $3.7 million.  For the year ended December 31, 2011, the Company had a net operating loss of approximately $2.7 million and generated negative cash flow from operating activities of approximately $4.0 million.

Management believes the Company’s cash and cash equivalents on hand as of December 31, 2011, are sufficient to fund the Company’s currently projected cash requirements, including funding planned sales growth and other identified needs for at least the next 12 months.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements for 2011 and 2010 include the accounts of the Company and its wholly owned subsidiary SurgiCount Medical, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

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

Revenue Recognition

Revenue related to surgical products is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, when collectability is reasonably assured and when risk of loss transfers, usually when products are shipped. Advanced payments are classified as deferred revenue and recognized as product is shipped to the customer. Reimbursements related to scanners and related equipment provided to hospitals are recognized on a straight-line basis over the expected term of the related customer contract, while the cost of the scanners and related equipment is carried in hardware equipment within property, plant and equipment and depreciated as a component of cost of sales over its estimated useful life. Generally, the expected term of the customer contracts and the estimated useful life of the scanners are both three years. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  Revenue is recorded net of any rebates given to the buyer.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

The Company records shipping and handling costs charged to customers as revenue and shipping and handling costs to cost of revenue as incurred.

Financial Instruments

The carrying amounts of financial instruments such as cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these financial instruments. Warrants classified as derivative liabilities are reported at their estimated fair value, with changes in fair value being reported in current period income (loss) in other income (expense).

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments with original maturities of three months or less when purchased.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Concentration of Credit Risk and Limited Suppliers

The financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable. From time to time, the Company maintains its cash balances in accounts at a financial institution that exceed the Federal Deposit Insurance Corporation coverage.  The Company has not experienced any losses in such accounts.

The Company relies on certain materials used in its development and third-party manufacturing processes, most of which are procured from a single source, A Plus. The failure of a supplier, including a subcontractor, to deliver on schedule could delay or interrupt the development or commercialization process and thereby adversely affect the Company’s operating results.

The Company sells its products primarily to Cardinal Health based on its exclusive distribution agreement with Cardinal Health. Cardinal Health in turn resells the products to alternative distributors or hospitals who had contracts with the Company.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is amortized straight-line over the estimated useful lives of three to seven years. Upon retirement or disposition of equipment, the related cost and accumulated depreciation or amortization is removed and a gain or loss is recorded, as applicable.

Impairment of Long Lived Assets and Intangible Assets with Finite Lives

Property and equipment and intangible assets with finite lives are amortized using the straight line method over their estimated useful lives.  These assets are assessed for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Conditions that would indicate impairment and trigger an assessment include, but are not limited to, a significant adverse change in the legal factors or business climate that could affect the value of an asset, an adverse action or assessment by a regulator or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.  If, upon assessment, the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds its estimated fair value of the asset.  As of December 31, 2011 and 2010 there was no impairment recorded.

Impairment of Goodwill

The Company elected to early adopt the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update No. 2011-08 (“ASU No. 2011-08”), which allows a company to first assess qualitative factors to determine if it is necessary to perform the two-step quantitative goodwill impairment test. The Company assesses qualitative factors to determine if its sole reporting unit’s fair value is more likely than not to exceed its carrying value, including goodwill. In the event the Company determines that it is more likely than not that its reporting unit’s fair value is less than its carrying amount, quantitative testing is performed comparing recorded values to estimated fair values. Quantitative testing compares the fair value of the reporting unit to its book value, including goodwill. If the fair value exceeds the book value, goodwill is not impaired. If the book value exceeds the fair value, then the Company would calculate the potential impairment loss by comparing the implied fair value of goodwill with the book value. If the implied fair value of goodwill is less than the book value, then an impairment charge would be recorded. There was no impairment of goodwill for the years ended December 31, 2011 and 2010.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Long-Term Investment

The Company maintains an investment in non-marketable shares of preferred stock in a privately held company, Alacra Corporation (“Alacra”) that was reported using the cost method. Under the cost method, the Company does not record its proportional share of earnings and losses of the investee, and income on the investment is only recorded to the extent of dividends distributed from earnings of the investee received subsequent to the date of acquisition. During 2010, the Company recorded a full impairment charge relating to this investment (See Note 8).

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

Research and Development

Our research and development expenses consist of costs associated with the design, development, testing and enhancement of the Company’s products.

Advertising

Advertising costs, which include promotional expenses, are expensed in the period incurred and reported under sales and marketing expenses. The Company recorded $39 thousand and $83 thousand in advertising costs during the years ended December 31, 2011 and 2010, respectively.

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

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Derivative Financial Instruments

In connection with the sale of convertible debt and equity instruments, the Company may issue freestanding warrants. Outstanding warrants are evaluated each reporting period pursuant to guidance codified in ASC 815-40, Derivatives and Hedging , to determine whether they are required to be classified as derivative instrument liabilities, rather than as equity.   If the classification required under ASC 815-40 changes as a result of events during a reporting period, the instrument is reclassified as of the date of the event that caused the reclassification.  There is no limit on the number of times an instrument may be reclassified.  In the event that this evaluation results in a partial reclassification, the Company’s policy is to first reclassify warrants with the latest date of issuance (See Notes 11 and 12).

Derivative instruments are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as charges or credits to other income (expense).

Stock-Based Compensation

The Company measures compensation cost for share-based payment awards granted to employees and non-employee directors at fair value using the Black-Scholes-Merton option-pricing model. Compensation expense is recognized on a straight-line basis over the service period for awards expected to vest. The risk-free interest rate for periods within the expected life of options granted is based on the U.S. Treasury yield curve in effect at the time of grant.  Expected stock price volatility is based on historical volatility of the Company’s stock. The expected option life, representing the period of time that options granted are expected to be outstanding, is based on historical option exercise and employee termination data.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Net Income (Loss) per Common Share

Income (loss) per common share is determined by dividing the income (loss) applicable to common shareholders by the weighted average number of common shares outstanding. The Company complies with FASB ASC 260-10 Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the consolidated statements of operations. Basic income (loss) per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

The following table sets forth the computation of basic and diluted income (loss) per share:

	Years Ended December 31,
	2011	2010
Basic
(Loss) income available to common stockholders	$(2,403,183)	$1,813,303
Weighted average common shares outstanding	31,510,716	23,472,730
(Loss) Income per common share	$(0.08)	$0.08

Diluted
(Loss) income available to common stockholders	$(2,403,183)	$1,813,303
Plus: Dividends due to assumed conversion of Series B Preferred Stock	—	110,018
(Loss) Income available to common stockholders plus assumed conversions	(2,403,183)	1,923,321
Weighted average common shares outstanding	31,510,716	23,472,730
Assumed issuance of restricted stock	—	75,000
Assumed exercise of options	—	385,531
Assumed conversion of Series B Preferred Stock	—	4,267,629
Assumed exercise of warrants	—	2,567,686
Common and potential common shares	31,510,716	30,768,576
(Loss) income per common share	$(0.08)	$0.06

Potentially dilutive securities outstanding at period end excluded from diluted computation as they were anti-dilutive	17,056,797	16,258,299

Legal and Other Contingencies

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business that are more fully described in Note 18. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements.  In legal matters for which management determines both that a loss is probable and has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known, for the resolution of these legal matters is recorded.  The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which simplifies goodwill impairment tests. The new guidance states that a qualitative assessment may be performed to determine whether further impairment testing is necessary. The Company early adopted for the year ended December 31, 2011. The early adoption of this ASU did not have a material impact on the Company’s financial position or results of operations.

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

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

4. RESTRICTED CASH

Restricted cash was $0 and $224 thousand at December 31, 2011 and 2010, respectively. Restricted cash was cash held in an escrow account pursuant to the Tax Escrow Agreement, which was established during the quarter ended June 30, 2010 in connection with the Series B Convertible Preferred Stock financing transaction (see Note 11). For the year ended December 31, 2011, the Company reduced the tax contingent liability by $224 thousand as the Company determined that it is improbable that it could be held liable for this amount owed related to the 2006 and 2007 tax years, which resulted in a $224 thousand gain recorded as other income (expense). As of December 31, 2011, the contingent tax liability was $0, reflecting that the Company no longer had any liability for the taxes not withheld.

5. INVENTORIES, net

Inventories, net consist of the following:

	December 31,	December 31,
	2011	2010
Finished goods	$2,941,114	$1,279,829
Reserve of obsolescence	(168,997)	(168,997)
Total inventories, net	$2,772,117	$1,110,832

6. PROPERTY AND EQUIPMENT, net

Property and equipment consists of the following:

	December 31,	December 31,
	2011	2010
Computer software and equipment	$1,504,971	$1,100,003
Furniture and equipment	70,571	57,143
Hardware equipment for customer use	2,288,621	1,417,948
Property and equipment, gross	3,864,163	2,575,094
Less: accumulated depreciation	(2,172,202)	(1,595,261)
Property and equipment, net	$1,691,961	$979,833

Depreciation expense for the years ended December 31, 2011 and 2010 was $583 thousand and $567 thousand, of which $514 thousand and $302 thousand was recorded as cost of revenue, respectively.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

7. GOODWILL AND PATENTS

The Company recorded goodwill in the amount of $1.8 million in connection with its acquisition of SurgiCount Medical, Inc. In addition, in connection with the SurgiCount acquisition, the Company recorded patents acquired that were valued at $4.7 million.

Patents, net, consist of the following:

	December 31, 2011	December 31, 2010
Patents	$4,684,576	$4,684,576
Accumulated amortization	(2,220,434)	(1,895,493)
	$2,464,142	$2,789,083

The patents are subject to amortization over their original estimated useful life of 14.4 years.  Amortization expense was $325 thousand for the years ended December 31, 2011 and 2010.  The following table presents estimated amortization expense for each of the succeeding five calendar years and thereafter:

2012	$324,941
2013	324,941
2014	324,941
2015	324,941
2016	324,941
Thereafter	839,437
Total	$2,464,142

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

8. LONG-TERM INVESTMENT

At December 31, 2011 and 2010, the Company had an investment in shares of Series F convertible preferred stock of Alacra, a global provider of business and financial information in New York, recorded at its cost of $667 thousand and in 2010 recorded a full impairment.

At December 31, 2010, the Company determined that impairment indicators were present due to Alacra’s continued inability/unwillingness to honor the Company’s redemption demands and recorded a full impairment. The Company intends to continue to seek to collect on this preferred stock through legally available means.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

9. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	December 31, 2011	December 31, 2010
Accrued lease liability	$78,057	$102,667
Accrued dividends on Series A Preferred Stock	114,976	114,976
Accrued officer severance	—	169,716
Contingent tax liability	—	223,523
Compensation related accruals	210,291	55,317
Other	171,593	276,273
Total accrued liabilities	$574,917	$942,472

10. DEFERRED REVENUE

Deferred revenues consist of the following:

	December 31, 2011	December 31, 2010

Cardinal Health advance payment on forward order	$—	$1,079,434
Scanner reimbursement deferred revenue	545,027	398,286
Total	$545,027	$1,477,720

Cardinal Health advance payment on purchase order

In connection with the execution of the Supply and Distribution Agreement in November 2009, Cardinal Health issued a $10.0 million stocking purchase order for products used in our Safety-Sponge® System that called for deliveries of stocking inventory over a 12-month period (the “Forward Order”). Cardinal Health paid the Company $8.0 million as partial pre-payment of the Forward Order, and agreed to pay $2.0 million directly to A Plus, to pay for product when A Plus invoiced the Company. Cardinal Health also agreed to maintain normal ordering patterns and volumes for purchasing our Safety-Sponge® products throughout 2011 and not to use any of the inventory delivered under the Forward Order to meet immediate hospital demand. In late 2010 Cardinal Health requested to change the product mix of the Forward Order. The Company agreed to this change, however, because the products Cardinal Health requested were not immediately available, and Cardinal Health agreed to take delivery of the remaining inventory on a modified schedule. For the years ended December 31, 2011 and 2010 the Company delivered $1.1 million and $8.9 million ($6.9 million from the Company and $2.0 million from A Plus) of the Forward Order, respectively.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Scanner reimbursement revenue

The Company provides its SurgiCounter™ scanners and related software to most hospitals at no cost when they adopt its Safety-Sponge® System. Under the distribution agreement with Cardinal Health, Cardinal Health has agreed to reimburse the Company for a percentage of the scanner costs supplied to certain hospitals. Payments received from Cardinal Health relating to scanner cost reimbursements are deferred, and recognized as revenue on a pro-rata basis over the life of the scanner (which approximates the term of the hospital purchase commitment).

11. EQUITY TRANSACTIONS

Series A Preferred Stock

The Series A Preferred Stock has a cumulative 7% per annum quarterly dividend and is convertible into the number of shares of common stock by dividing the purchase price for the convertible preferred stock by conversion price in effect, currently $4.44. The convertible preferred stock has anti-dilution provisions, which can change the conversion price in certain circumstances. In the event the Company subdivides its outstanding shares of common stock into a greater number of shares of common stock the conversion price in effect would be reduced, thereby increasing the total number of shares of common stock that the convertible preferred stock is convertible into.  At any time until February 22, 2010, the holder had the right to convert the shares of convertible preferred stock into the Company’s common stock.  Upon liquidation, dissolution or winding up of the Company, the stockholders of the convertible preferred stock are entitled to receive $100 per share plus any accrued and unpaid dividends before distributions to any holder of the Company’s common stock.  At any time on or after February 22, 2003, the Company may redeem the convertible preferred stock at a redemption price in cash equal to the liquidation preference per share plus any accrued and unpaid dividends thereon through the date of such redemption.

The Company recorded $77 thousand in Series A Preferred Stock dividend for the years ended December 31, 2011 and 2010.The Company had Series A Preferred Stock accrued dividends of $115 as of December 31, 2011 and 2010.

Series B Preferred Stock

The Company issued 60,500 shares of $1 par value, $100 stated value Series B preferred convertible shares (“Series B Preferred”).  The buyers of the Series B Preferred shares were accredited investors under Rule 501(a) of Regulation D of the Securities Act of 1933, and included A Plus, JMR Capital Ltd., and Catalysis Partners, LLC.  Wayne Lin, a member of our Board of Directors (“Board”) is founder and significant beneficial owner of A Plus.  John Francis, a member of our Board, has voting and investment control over securities held by Francis Capital Management, LLC, which acts as the investment manager for Catalysis Partners, LLC.

The rights, preferences and privileges of the Series B Preferred are set forth in the Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on the initial closing date of June 24, 2010 (the “Series B Certificate”) (500 of the 60,500 shares were issued on a subsequent closing date, on substantially the same terms, on December 6, 2010).  The Series B Certificate authorizes 150,000 shares of Series B Preferred, with a par value of $1.00 per share and a stated value per share of $100.  Holders of the Series B Preferred are entitled to receive quarterly cumulative dividends at a rate of 7% per annum, beginning on July 1, 2010.  All dividends due on or prior to December 31, 2011 (since amended to December 31, 2012) are payable in kind in the form of additional shares of Series B Preferred, and all dividends payable after December 31, 2011 (since amended to December 31, 2012) are payable solely in cash. For the years ended December 31, 2011 and 2010, the Company issued 4,275 and 1,089 shares, respectively, of additional shares of Series B Preferred Stock for dividends payable.

As long as shares of Series B Preferred are outstanding, we are restricted from making certain payments in respect of any of our junior and pari passu securities, except that we may pay dividends due and paid in the ordinary course on our Series A Preferred Stock when we are otherwise in compliance with our payment obligations to the holders of the Series B Preferred.

The Series B Preferred does not have voting rights except (i) as provided by Delaware law; (ii) upon the occurrence of the fifth anniversary of the issue date; or (iii) upon our failure to pay dividends for two consecutive quarters or three non-consecutive quarters.  Upon the occurrence of either event described in (ii) or (iii), the holders of the Series B Preferred are entitled to elect two additional directors to our board of directors and, within two business days, we must create a special committee of our board of directors consisting of up to three directors, of which two must be the two newly-elected additional directors, and promptly grant such special committee sole and exclusive authority and power to investigate, negotiate and consummate a sale of the Company or strategic alternative thereto.  The Series B Preferred are entitled to receive, prior and in preference to all other shares of our capital stock (with an exception noted below), upon liquidation, dissolution or winding up of the Company an amount per share equal to the greater of (i) the stated value of the Series B Preferred, plus accrued but unpaid dividends, or (ii) such amount per share as would have been payable had all shares of Series B Preferred Stock been converted into our common stock immediately prior to such liquidation. Notwithstanding the foregoing, the first $1,095,000 of distributable amounts in liquidation shall first be paid to the holders of our Series A Preferred Stock.  Mergers, sales of substantially all assets and similar transactions are deemed to be liquidations for purposes of the liquidation preference.

The Series B Preferred is convertible at any time at the option of the holder into shares of our common stock at $0.75 per share, subject to conventional adjustments for stock splits, stock combinations and the like.  The Company is subject to certain liquidated damages if it fails to timely honor its conversion obligations as set forth in the Series B Certificate. The Series B Preferred is not redeemable either by the Company or by the holders.  However, shares of the Company’s Series B Preferred automatically convert into shares of our common stock at the $0.75 conversion price if both of the following conditions are satisfied: (a) the daily volume weighted average price of our common stock is equal to or in excess of $1.50 per share for all trading days during any 6-month period and (b) the number of shares traded during such period averages at least 50,000 shares of common stock per trading day.  Also, the Series B Preferred automatically convert into shares of our common stock at the applicable conversion price if our operating income is positive for at least four consecutive fiscal quarters and our cumulative operating income during such four fiscal quarters is at least $5,000,000.

As contemplated by the Purchase Agreement, on the June 24, 2010 (the “Closing Date”) we also entered into a Registration Rights Agreement with the buyers (the “Holders”), to provide for certain registration rights (the “Registration Rights Agreement”).The required registration statement became effective on August 12, 2011 and the Company has agreed to use commercially reasonable efforts to maintain effectiveness for three years after registration statement becomes effective.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Common Stock

In December 2010, the Company entered into an agreement with convertible note holders and exchanged $1.4 million in principal and interest for 500,000 newly issued shares of the Company’s common stock at a price of $0.80 per share.

In February 2011 the Company issued 75,000 shares of restricted stock to a consultant for services previously rendered in 2010, contracted for by prior management.

On March 29 and March 30, 2011, the Company closed on a private placement financing raising $7.1 million through the issuance of 9.489 million shares of the Company’s $0.33 par value common stock at a selling price of $0.75 per share (“Common”).  The buyers of the common shares were accredited investors under Rule 501(a) of Regulation D of the Securities Act of 1933., and included Kinderhook Partners, L.P. (“Kinderhook”) and A Plus and certain members of management (collectively referred to as the “Buyers”).  Wayne Lin, a member of our Board of Directors is founder and significant beneficial owner of A Plus.  Kinderhook is an investment fund based in Fort Lee, NJ.

In connection with the private placement, the Company also entered into a Registration Rights Agreement with the buyers, pursuant to which the Company agreed to register share of the common stock issued, as well as any other shares of common stock held by the Holders on the closing date, along with future common shares for the holders of the Series B Preferred Stock. The required registration statement became effective on August 12, 2011 and the Company has agreed to use commercially reasonable efforts to maintain effectiveness for three years after registration statement becomes effective.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

12. WARRANTS AND WARRANT DERIVATIVE LIABILITY

The following table summarizes warrants to purchase common stock activity for the years ended December 31, 2011 and 2010:

	Amount	Range of Exercise Price
Warrants outstanding December 31, 2009	8,064,978	$0.75 - 6.05
Issued	—	$—
Cancelled/Expired	(770,059)	$0.75 - 6.05
Warrants outstanding December 31, 2010	7,294,919	$0.75 - 4.50
Issued	51,177	$0.75
Exercised	(170,032)	0.75 - 1.25
Cancelled/Expired	(2,213,419)	$0.75 - 6.05
Warrants outstanding December 31, 2011	4,962,645	$0.75 - 4.00

At December 31, 2011, stock purchase warrants will expire as follows:

	# of Warrants	Range of Exercise Price
2012	818,000	$1.40 - 2.00
2013	1,749,437	$0.75 - 1.40
2014	1,890,000	$1.82 - 4.00
2015	505,208	$1.25
Total	4,962,645	$0.75 - 4.00

The weighted-average remaining contractual life of the warrants outstanding at December 31, 2011 is 2.1 years.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Warrants and Warrant Derivative Liability

On October 14, 2011 the Company’s Board of Directors approved exchanging certain warrant contracts involving 511,767 shares that had terms that created certain anti-dilutive features under ASC 815-40. As part of compensation for eliminating these anti-dilutive accounting features from these respective warrants, the warrant holders received an additional 51,177 warrants at the original terms. The exchange was accounted for as a modification. Based on the change in fair value the company recorded a non-cash stock compensation expense of $42 thousand for the year ended December 31, 2011.

At December 31, 2011, the Company did not have a warrant derivative liability in the accompanying consolidated balance sheet from the result of the October 14, 2011 exchange. The Company did record a non-cash gain of $568 thousand for the year ended December 31, 2011 in other income (expense) for the warrant derivative liability. Based on the change in fair value of the warrant derivative liability, the Company recorded a non-cash gain of $2.7 million for the year ended December 31, 2010.

13. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

The Company adopted the fair value measurement and disclosure requirements of FASB guidance as codified in ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This standard applies in situations where other accounting pronouncements either permit or require fair value measurements. ASC 820 does not require any new fair value measurements.

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

Financial Instruments Measured at Fair Value on a Recurring Basis

ASC 820 requires disclosure of the level within the fair value hierarchy used by the Company to value financial assets and liabilities that are measured at fair value on a recurring basis. At December 31, 2011 and 2010, the Company had 0 and 2,567,686 outstanding warrants to purchase common shares of its stock that are classified as warrant derivative liabilities with a fair value of $0 and $992 million, respectively. The warrants are valued using Level 3 inputs because there are significant unobservable inputs associated with them.

The following table reconciles the warrant derivative liability measured at fair on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 and 2010:

January 1, 2010	$3,666,336
Transfers in	—
Transfers out	—
Realized loss included in earnings	(2,674,654)
December 31, 2010	991,682
Transfers in	—
Transfers out	424,109
Realized gain included in earnings	(567,573)
December 31, 2011	$—

Gains included in earnings for the period ended December 31, 2011 and 2010 are reported in other income (expense) in the amount of $568 thousand and $2.7 million, respectively.

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

14. STOCK OPTION PLANS

In November 2005, the Company approved the Amended and Restated 2005 Stock Option and Restricted Stock Plan (the “2005 SOP”). The 2005 SOP reserves 2,000,000 shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non–employee directors and consultants performing services for the Company. Options granted under the 2005 SOP have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant.  The options generally expire 10 years from the date of grant.  Restricted stock awards granted under the 2005 SOP are subject to a vesting period determined at the date of grant.  As of December 31, 2011 1,257,132 shares remain available under this plan.

In August 2009, the Company approved the 2009 Stock Option Plan (the “2009 SOP”).  The 2009 SOP reserves 3.0 million shares of common stock for grants of incentive stock options, nonqualified stock options, warrants and restricted stock awards to employees, non–employee directors and consultants performing services for the Company.  Options granted under the 2009 SOP have an exercise price equal to or greater than the fair market value of the underlying common stock at the date of grant and become exercisable based on a vesting schedule determined at the date of grant. The options generally expire 10 years from the date of grant.  Restricted stock awards granted under the 2009 SOP are subject to a vesting period determined at the date of grant. As of December 31, 2011, 825,123 shares remain outstanding under this plan.

All options that the Company granted during the years ended December 31, 2011 and 2010 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2011	2010
Weighted average risk free interest rate	1.63%	1.81%
Weighted average life (in years)	6.07	5.47
Weighted average volatility	91%	98%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.76	$0.64

The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends on its common stock. Expected volatility is based on the historical weekly volatility of the Company’s common stock over the period commensurate with the expected life of the options. The risk-free interest rate is based on rates published by the Federal Reserve Board.  The expected life is based on observed and expected time to post-vesting exercise. The expected forfeiture rate is based on past experience and employee retention data. Forfeitures are estimated at the time of the grant and revised in subsequent periods if actual forfeitures differ from those estimates or if the Company updates its estimated forfeiture rate.  Such amounts will be recorded as a cumulative adjustment in the period in which the estimate is changed.

A summary of stock option activity for the year ended December 31, 2011 is presented below:

Outstanding Options
			Weighted
			Average
		Weighted	Remaining	Aggregate
Number of		Average Exercise	Contractual Life	Intrinsic Value
Shares		Price	(years)	(1)
Balance at December 31, 2009	5,821,000	$1.41	8.96	$—
Options Granted (2)	4,687,877	$0.89	9.04
Exercised	—	—	—	—
Forfeited/Cancelled	(2,536,928)	$1.76	8.89
Balance at December 31, 2010	7,971,949	$1.11	7.35	—
Options Granted	437,000	$1.02	9.57
Exercised	(500,000)	$0.75	—	—
Forfeited/Cancelled	(1,729,572)	$0.92	—	—
Balance at December 31, 2011	6,179,377	$1.19	7.52	$2,044,176
Vested and exercisable as of December 31, 2011	3,601,494	$1.38	6.55	$984,324
Unvested and expected to vest as of December 31, 2011	2,449,062	$0.92	8.87	$1,006,880

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.30 of the Company’s common stock at December 31, 2011.

(2)	Includes 1,500,000 non-qualified options and 950,000 incentive stock options that were issued outside the 2005 and 2009 stock option plans which are all outstanding as of December 31, 2011.

The total grant date fair value of stock options granted during the years ended December 31, 2011 and 2010 was $333 thousand and $3.2 million, respectively. During the years ended December 31, 2011 and 2010, the Company recognized stock-based compensation expense relating to stock options of $701 thousand and $1.6 million, respectively.

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

As of December 31, 2011, there was approximately $1.8 million of unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.73 years. To the extent the forfeiture rate is different from what the Company anticipated; stock-based compensation related to these awards will be different from the Company’s expectations.

15. RELATED PARTY TRANSACTIONS

Convertible Note Payable

During 2010, the Company recognized a gain on debt extinguishment of  $893 thousand in connection with the settlement of a convertible note payable with a previous carrying value of $1.42 million, that prior to the settlement was held by Ault Glazer Capital Partners , LLC, which was at the time of contract controlled by Milton “Todd” Ault III, a former Chairman and Chief Executive Officer of the Company and Louis Glazer, M.D. Ph.G., who is a member of the Company’s Board of Directors and who has a significant beneficial interest in our common and  Series A Preferred Stock (see Note 11).

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

A Plus International, Inc.

For the years ended December 31, 2011 and 2010, the Company purchased approximately $4.3 million and $6.0 million, respectively, in connection with the manufacture of surgical products used in the Safety-Sponge® System by A Plus, by which the vast majority was recognized in cost of revenues. At December 31, 2011 and 2010, the Company’s accounts payable included $1.2 million and $2.2 million respectively, owed to A Plus in connection with the manufacture and supply of surgical products used in the Safety-Sponge® System. Effective June 1, 2009, the terms of the Company’s supply agreement with A Plus were clarified to provide that title to surgical products purchased, transferred to the Company upon receipt by A Plus at its Chino, California warehouse. Wayne Lin, a Director and significant beneficial owner of the Company is a founder and significant owner of A Plus. On June 24, 2010, A Plus converted $1.0 million of accounts payable owed to A Plus into 10,000 shares of Series B Convertible Preferred Stock.

Release and Separation Agreements

During 2010, in connection with the Series B Convertible Preferred Stock financing (see Note 11), Steven H. Kane, the Company’s former CEO, resigned as a Director, President and Chief Executive Officer, and Howard E. Chase, Loren McFarland, Eugene A. Bauer, MD, and William M. Hitchcock also resigned as members of our Board of Directors (the “Board”) and received certain severance benefits.

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

16.  INCOME TAXES

For financial reporting purposes, income (loss) before income taxes includes the following components for the years ended December 31, 2011 and 2010:

	2011	2010
United States	$(1,873,664)	$1,142,906

The (benefit) provision for income taxes for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Current:
Federal	$—	$(44,942)
State	25,887	(6,412)

Total current tax benefit (expense)	25,887	(51,354)

Deferred:
Federal	(9,366)	(617,352)
State	9,366	(188,416)
Total deferred tax benefit	—	(805,768)

Total income tax provision (benefit)	$25,887	$(857,122)

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

For the years ended December 31, 2011 and 2010, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

	2011	2010
Statutory rate	34.00%	34.00%
State rate	6.45%	(6.44)%
Uncertain tax position adjustments	—	(487.37)%
Non-deductible Items	—	—
Warrant derivative liability	9.23%	(77.45)%
Incentive stock option	(8.32)%	1.30%
Other	(0.80)%	2.61%
Change in valuation allowance	(41.94)%	458.35%
Total effective tax rate	(1.38)%	(74.99)%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  Significant components of the Company’s deferred tax assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
Deferred Tax Assets:
Compensation related accruals	$3,491,995	$3,529,464
Inventory	67,319	67,319
Investments	265,563	265,562
Net operating loss carryovers	3,265,439	2,602,480
Other	17,121	1,700
Total deferred tax assets	7,107,437	6,466,525

Deferred Tax Liabilities:
Book and tax basis differences arising from purchased patents	(981,576)	(1,111,014)
Other	(101,505)	(116,960)
Total deferred tax liability	(1,083,081)	(1,227,974)

Net deferred tax asset (liability) before valuation allowance	6,024,355	5,238,551

Less: valuation allowance	(6,024,355)	(5,238,551)

Net deferred tax asset (liability)	$—	$—

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.  As of December 31, 2011, the Company has provided a valuation allowance in the amount of $6.0 million.  The federal and state net operating losses expire in varying amounts through 2031.

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

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010
Gross unrecognized tax benefits at January 1	$53,958	$57,760
Changes to unrecognized tax positions from a prior period	—	(3,802)
Increases for tax positions in current year	—	—

Gross unrecognized tax benefits at December 31	$53,958	$53,958

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the calendar years ended December 31, 2008 through December 31, 2011.  The Company and its subsidiary’s state tax returns are also open to audit under similar statute of limitations for the calendar years ended December 31, 2007 through December 31, 2011.  The Company is currently not under examination by any taxing authorities.  During December 2010 the Company resolved a portion of the uncertain tax position provided for in the prior year. As of December 31, 2011 the Company had Federal and State net operating loss carryforwards of approximately $7.0 million.  During 2010 the Company performed a limited scope analysis of the potential impact of a limitation of the usage of its net operating loss carryovers under IRC §382.  The results of this analysis allowed management to include a portion of the federal and state net operating loss carryovers in the determination of its net deferred tax asset or liability the portion of the net operating loss carryover not included as a deferred tax asset are included in the Uncertain Tax Position analysis. In addition, as of December 31, 2011, there were cumulative deferred tax assets of approximately $3.2 million were added based on the completion of an analysis of the deferred tax assets relating to stock compensation.

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

17. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

During the years ended December 31, 2011 and 2010, due to its exclusive distribution agreement with Cardinal Health (See Note 10), the Company had one customer that represented in excess of 99% of revenues and accounts receivables.

Suppliers

The Company relies primarily on a third-party supplier, A Plus, to supply all the surgical sponges and towels used in its Safety-Sponge® System. The Company also relies on a number of third parties to manufacture certain other components of its Safety-Sponge® System. If A Plus or any of the Company’s other third-party manufacturers cannot, or will not, manufacture its products in the required volumes, on a cost-effective basis, in a timely manner, or at all, the Company will have to secure additional manufacturing capacity. Any interruption or delay in manufacturing could have a material adverse effect on the Company’s business and operating results (see Note 15).

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

The following table summarizes revenues by geographic region.  Revenues are attributed to countries based on customer location:

Years Ended December 31,	2011	2010
Revenues:
United States	$9,463,479	$14,797,013
Other	—	—
Total revenues	$9,463,479	$14,797,013

The following table summarizes revenues by product line:

Years Ended December 31,	2011	2010
Revenues:
Surgical sponges and towels	$9,163,149	$14,674,716
Scanners and related products	300,330	122,297
Total revenues	$9,463,479	$14,797,013

18.  COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company does not own any real estate or other physical properties materially important to our operations. In November 2010, the Company relocated corporate headquarters to Irvine, California, where the Company rents approximately 5,800 square feet of office space with initial monthly installments of $8,800 with annual adjustments over the lease term. The Company also rents approximately 3,800 square feet of warehouse space in Irvine California with initial monthly installments of $4,600 with annual adjustments over the lease term.

In January 2010, previous management temporarily relocated corporate headquarters to 5 Caufield Place, Suite 102, Newtown, PA 18940 (the CEO and CFO at the time were based in Pennsylvania), where they entered into a sublease on December 31, 2009 for approximately 5,700 square feet of office space.  Effective in June 2010, the Company took a charge of $371 thousand for the remaining lease payments of the Newtown property, and at the time assumed there would be no sub-subtenant income to offset this cost, given the soft local commercial real estate rental market.  However, in November 2010, the Company entered into a sub-sublease, to take over the space in Newtown, PA, where the sub-subtenant agreed to sub-sublease the space through the remaining term of our sub-lease or through to April 30, 2013, paying  $8,225 per month starting in January 2011 with annual adjustments over the lease term. As a result of this sub-sublease arrangement, the Company adjusted its charge taken in the second quarter of 2010 by reducing it $219 thousand for the present value of the sub-subrental income to be received through to the end of this sublease.

The Company also vacated approximate 4,000 square feet of office space at our former headquarters located in Temecula, California on December 31, 2010, which was the termination date in our lease.  During 2010, the Company paid $11,576 per month in rent for the temporary Pennsylvania corporate headquarters through to June 2010, paid $9,757 per month in rent for our former Temecula office space through to the termination of the lease at December 31, 2010, and paid $0 cash for rent of our Irvine, CA corporate headquarter space.  The Company is recognizing rent expense on a straight line basis with the difference between rent expense and the cash paid recorded to deferred rent.

During the years ended December 31, 2011 and 2010, the Company recorded total rent expense of $104 thousand and $323 thousand, respectively.

The following table summarizes operating obligations, net of sublease commitments, as of December 31, 2011:

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

	Operating lease payments	Sub-lease income	Net lease Payments
Years ending December 31,
2012	$302,613	(104,364)	198,249
2013	305,869	(64,190)	241,679
2014	46,305	—	46,305
Total minimum lease payments	$654,787	(168,554)	486,233

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

During the quarter ended June 30, 2011, the Company reduced the tax contingent liability by $223 thousand as the Company determined that it is improbable that it could be held liable for this amount owed related to the 2006 and 2007 tax years, which resulted in a $223 thousand gain recorded as other income. The Company had also previously agreed to set aside restricted cash in an escrow account for satisfying any potential liability. The Company had the $223 thousand of restricted cash released from the escrow account and as of December 31, 2011, the contingent tax liability was $0, reflecting that the Company no longer expects to have any liability for the taxes not withheld.

Legal Proceedings

Leve Matter

On October 15, 2001, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. filed a lawsuit against our company, Sunshine Wireless, LLC (“Sunshine”), and four other defendants affiliated with Winstar Communications, Inc. (“Winstar”). This lawsuit alleged that the Winstar defendants conspired to commit fraud and breached their fiduciary duty to the plaintiffs in connection with the acquisition of the plaintiff's radio production and distribution business.  The complaint further alleged that the Company and Sunshine joined the alleged conspiracy.  On February 25, 2003, the case against the Company and Sunshine was dismissed.  However, on October 19, 2004, Jeffrey A. Leve and Jeffrey Leve Family Partnership, L.P. exercised their right to appeal.  On June 1, 2005, the United States Court of Appeals for the Second Circuit affirmed the February 25, 2003 judgment of the district court dismissing the claims against the Company.

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

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

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

In broad terms the Agreement provided that the Company delivers to AGCP Creditor the Shares that, as the Company has previously disclosed, it conditionally owed to AGCP, and AGCP dismissed the Action against the Company upon receiving the Shares, AGCP Creditor terminated the Writ and Levy and agreed that its judgment against AGCP was satisfied.  In addition, the Note Documents and the liabilities thereunder were deemed satisfied and extinguished. The Company was carrying a liability on its books in connection with the Note Documents of approximately $1.42 million and the fair value of the (500 thousand common) Shares issued was less than the carrying value of such liability, the Company recorded a non-cash gain on the extinguishment of debt totaling $893 thousand in the fourth quarter of 2010.  Generally, the material terms of the Agreement became effective after the Company delivered the Shares to the AGCP Creditor, and made a cash payment of $16 thousand to AGCP’s counsel on December 31, 2010.  Shortly after December 28, 2010, AGCP dismissed the causes of action in the Action related to the Note Documents, and granted certain releases and covenants not to sue the Company. In addition, there were causes of action in the Action relating to some Series A Preferred shares owned by AGCP that were dismissed after the Company interpleaded a total of $22.8 thousand of dividends. The Agreement also contained a provision pertaining to the interpleading of future dividends on these Series A Preferred shares, which the Company plans to follow when such dividends become payable.  Accordingly, the terms of the Agreement have become fully effective.

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

Patient Safety Technologies, Inc.
Notes to Consolidated Financial Statements

19. SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

During the fourth quarter of fiscal 2011, the Company recorded the following unusual or infrequently occurring items or adjustments that were deemed to be material to the fourth quarter results:

•	The company reclassified warrants out of a liability and into equity for $424 thousand.

During the fourth quarter of fiscal 2010, the Company recorded the following unusual or infrequently occurring items or adjustments that were deemed to be material to the fourth quarter results:

•	A gain on extinguishment of liabilities of $893 thousand in connection with the payment of the principal and accrued interest amounts owed on the Senior Notes.

•	An impairment loss of $667 thousand on the write down of the fair value of a long term investment (See Note 8).

•	A charge of $223 thousand relating to the reconciliation of year-end inventory based on physical count.

•	Reduction of deferred tax liability of $805 thousand in connection with year-end tax provision.

20. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after December 31, 2011 through the date of the filing of this Report. The Company did not have any material subsequent events that require adjustment or disclosure in these financial statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2011.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

During the most recent fiscal quarter 2011 (the fourth fiscal quarter of 2011) there were no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information appearing under the headings “Board of Directors and Corporate Governance, “ Executive Officers” and Election of Directors” in our 2012 Proxy Statement or in a future amendment to the Annual Report on Form 10-K, in either case, is incorporated in this Section by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the headings “Director Compensation” and “Executive Compensation” in our 2012 Proxy Statement or in a future amendment to this Annual Report on Form 10-K, in either case, is incorporated section by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information appearing under the headings “Security Ownership of Certain Beneficial Owners and Management and “Equity Compensation Plan Information” in our 2012 Proxy Statement or in a future amendment to this Annual Report on Form 10-K, in either case, is incorporated in this section by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the headings “Certain Relationships and Related Party Transactions,” and “Board of Directors and Corporate Governance - Independence of the Board of Directors” in our 2012 Proxy Statement or in a future amendment to this Annual Report on Form 10-K, in either case, is incorporated in this section by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing under the headings “Ratification of Selection of Independent Public Accountants – Principal Accountant Fees and Services” Fees” and “Ratification of Selection of Independent Public Accountants – Policies and Procedures Relating to Approval of Services by Auditor” in our 2012 Proxy Statement or in a future amendment to this Annual Report on Form 10-K, in either case is incorporated in this section by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15(a)

(1)  Financial Statements:

(i)    The following financial statements are included in Item 8 of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
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

(b)    See Item 15(a)(3) above.
(c)    See Item 15(a)1 and 15(a)2 above

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this  26th day March, 2012.

PATIENT SAFETY TECHNOLOGIES, INC.

By:	/s/ Brian E. Stewart
Name:	Brian E. Stewart
Title:	President and Chief Executive Officer

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Stewart and David Dreyer, each of whom may act without joinder of the other, as their true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian E. Stewart	Director, President and Chief Executive Officer	March 26, 2012
Brian E. Stewart	(Principal Executive Officer)

/s/ David Dreyer	Executive Vice President, Chief Financial Officer (Principal Financial Officer and	March 26, 2012
David Dreyer	Principal Accounting Officer), Secretary

/s/ John P. Francis	Director
John P. Francis		March 26, 2012

/s/ Louis Glazer	Director
Louis Glazer, M.D., Ph.G.		March 26, 2012

/s/ Lynne Silverstein	Director
Lynne Silverstein		March 26, 2012

/s/ Wenchen Lin	Director
Wenchen Lin		March 26, 2012

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

10.49	Convertible Preferred Stock Purchase Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.50	Registration Rights Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.51	Separation and Release Agreement with Messrs. Chase, McFarland, Hitchock and Bauer (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.52	Separation and Release Agreement with Steven H. Kane (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.53	Amendment to Employment Agreement with Marc L. Rose (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.54	Employment Agreement with John A. Hamilton (incorporated by reference to our current report on Form 8-K filed with the SEC on August 9, 2010)

10.55	Tax Escrow Agreement (incorporated by reference to our current report on Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010)

10.56	Employment Agreement with David Dreyer (incorporated by reference to our current report on Form 8-K filed with the SEC on October 28, 2010)

10.56	Employment Agreement with Brian E. Stewart (incorporated by reference to our current report on Form 8-K filed with the SEC on November 18, 2010)

10.57	Office Building Lease dated September 15, 2010 (incorporated by reference to our current report on Form 8-K filed with the SEC on September 20, 2010)

10.58	Sub-Lease Agreement dated as of November 18, 2010 (incorporated by reference to our current report on Form 8-K filed with the SEC on November 30, 2010)

10.59	Settlement Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 3, 2011)

10.60**	2009 Stock Option Plan Stock Option Agreement, grant date November 15, 2010 — Brian Stewart

10.61**	Non Plan Stock Option Agreement, grant date November 15, 2010 — Brian Stewart

10.62**	2009 Stock Option Plan Stock Option Agreement, grant date October 22, 2010 — David Dreyer

10.63**	Non Plan Stock Option Agreement, grant date October 22, 2010 — David Dreyer

10.64*	Office building lease dated January 27, 2011

10.65*	Office bulding lease dated December 5, 2011

14.1	Code of Business Conduct and Ethics (incorporated by reference to our amended annual report on Form 10-K/A filed with the SEC on July 13, 2009)

21.1	Subsidiary of the company (incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2010)

23.1*	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema Document

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

EX-101.DEF	XBRL Taxonomy Extension Defination Linkbase Document

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase Document

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Management or compensatory plan or arrangement.

***	Confidential treatment requested for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.