Form 10-K/A
period 2011-12-31
Patient Safety Technologies, Inc
filed 2012-04-30
CIK 812301

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

The number of outstanding shares of the registrant’s common stock, par value $0.33 per share, as of April 1, 2012 was 34,023,255

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) (this “Amendment”) amends our annual report on Form 10-K for the fiscal year ended December 31, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2012 (the “Original 10-K Filing”). The purpose of this Amendment is to include certain information required by Part III of Form 10-K that was omitted from Part III of our Original 10-K Filing because it was to be incorporated by reference to our definitive proxy statement for our 2012 Annual Meeting of Stockholders or an amendment to the Original 10-K Filing. Because our proxy statement will not become definitive within 120 days after the end of the fiscal year ended December 31, 2011, the information required by Part III of Form 10-K cannot be incorporated by reference from the proxy statement and therefore must be filed as an amendment to our Original 10-K Filing. This Amendment contains the information that was previously omitted from Part III of the Original 10-K Filing.

In addition, this amendment amends and restates Part IV, Item 15 of the Original 10-K/A to include exhibits unintentionally omitted in the Original 10-K filing and to include the reissuance of the applicable portions of the Section 302 certifications by our Chief Financial Officer and Chief Executive Officer. Except as described above, no other changes have been made to the Original 10-K Filing. Our Original 10-K filing continues to speak as of the dates described therein, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original 10-K Filing, as information in such filings may update or supersede certain information contained in the Original 10-K Filing and this Amendment. In this Amendment, unless the context indicates otherwise, the terms “we,” “us,” and “our” refer to Patient Safety Technologies, Inc. and our subsidiary.

i

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-K/A FOR THE YEAR
ENDED DECEMBER 31, 2011

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our executive officers and directors as of April 15, 2012. Biographical information regarding such persons is included below the table. The background information for each of the persons set forth below has been provided to us by each respective individual.

Name	Age	Position
Brian E. Stewart	40	Director, President and Chief Executive Officer
David C. Dreyer	54	Chief Financial Officer and Secretary
John P. Francis	46	Director
Louis Glazer, M.D. Ph.G.	80	Director
Lynne Silverstein	41	Director
Wenchen Lin	57	Director

With respect to our directors, Dr. Glazer and Ms. Silverstein (the "Series A Directors") were elected to our board of directors in accordance with the terms of our Series A Preferred Stock ("Series A Stock"). Mr. Francis was elected in accordance with the terms of a Securities Purchase Agreement dated October 17, 2007 by and between us and Francis Capital Management, LLC, which requires that he be nominated for election to our board of directors.  Mr. Lin was elected in accordance with the terms of a Subscription Agreement dated January 29, 2007 by and between us and A Plus International Inc. ("A Plus"), which requires that he be elected to our board of directors. Each of our directors, other than the Series A Directors (who were elected or appointed in accordance with the terms of our Series A Stock and thus no evaluation  was made by our board of directors), was elected to our board of directors based our board of directors' assessment that he has demonstrated an ability to make meaningful contributions to the oversight of our business and affairs, has a reputation for honesty and ethical conduct in his or her personal and professional activities and demonstrates independence, experience and strong communication and analytical skills.

Brian E. Stewart Mr. Stewart was elected as our President and Chief Executive Officer and as a director in June 2010. Mr. Stewart is the co-founder of our principal operating company SurgiCount Medical, Inc. and is the co-inventor of our Safety-Sponge® System. Mr. Stewart previously served as our Vice President of Business Development from January 2009 through to March 2010. Previously, Mr. Stewart worked in the investment banking division of Credit Suisse from 2007 to 2009 and CIBC World Markets from 2002 to 2007. In addition to his investment banking and entrepreneurial experience, Mr. Stewart's previous experience includes working with Strome Investment Management, a hedge fund in Santa Monica, CA.  Mr. Stewart received his MBA from the UCLA Anderson School of Management at UCLA and his bachelor's degree in economics from UCLA, where he graduated Phi Beta Kappa and Summa Cum Laude. Mr. Stewart's qualifications to serve as a director include that he is our Chief Executive Officer, co-inventor of our core product offering and the co-founder of our principal operating company.

David C. Dreyer, has served as our Chief Financial Officer and Secretary, since joining us in October 2010.  Previously, Mr. Dreyer was Chief Financial Officer at Alphastaff Inc. from August 2009 through September 2010, and was Chief Financial Officer, and Treasurer at AMN Healthcare, Inc. from August 2004 through August 2009. Alphastaff was the fourth largest professional employment outsourcing company in the United States during Mr. Dreyer's tenure, and AMN Healthcare was the U.S. leader in healthcare staffing, with revenue in 2008 of $1.2 billion.  He managed over one hundred employees at AMN Healthcare in his role overseeing finance, accounting, tax, investor relations, treasury, payroll operations, and risk management.  Prior to AMN Healthcare, Mr. Dreyer was Chief Financial Officer at Sicor, Inc., a specialty pharmaceutical company headquartered in Irvine, CA with operations in Mexico, Switzerland, Italy, China and Lithuania.  He led the sale of Sicor Inc. to Teva Ltd. for $3.4 billion in January 2004.  Mr. Dreyer received a BS in Accounting from Golden Gate University in San Francisco where he graduated Magna Cum Laude, and he has been a licensed Certified Public Accountant in California since 1986.

John P. Francis Mr. Francis was appointed as a director on November 26, 2007, in accordance with the terms of a Securities Purchase Agreement dated October 17, 2007 by and between us and Francis Capital Management, LLC, which requires that he be nominated for election to our board of directors. Mr. Francis has served as Managing Member of Francis Capital Management, LLC, an investment management firm specializing in small capitalization equities, since 2000. Mr. Francis has more than 20 years of experience in investment management, finance and accounting. Mr. Francis earned his bachelor's degree in economics from UCLA and MBA from the UCLA Anderson School of Management. Mr. Francis' qualifications to serve as a director include his financial, business and accounting experience.

Louis Glazer, M.D. Ph.G. Dr. Glazer was appointed as a director on October 22, 2004, in accordance with the terms of our Series A Stock. From 2004 to 2006, Dr. Glazer served in various positions at our company, including Chairman of the Board, Chief Executive Officer, Vice-Chairman and Chief Health and Science Officer, overseeing the development of our Safety-Sponge® System. For over 25, years, until 2002, Dr. Glazer served as the chief anesthesiologist and medical director for the Vitreo-Retinal Clinic in Memphis, Tennessee. Prior to that, Dr. Glazer taught obstetrics anesthesia at the University of Tennessee, while practicing anesthesiology at numerous hospitals in Memphis, Tennessee. He served on the Executive Council of the Center for Patient Safety Research and Practice at Harvard Medical School and the Brigham and Women's Hospital in Boston, MA. Dr. Glazer received his B.S. in pharmacy from the University of Oklahoma and his M.D. from the University Of Bologna School Of Medicine in Italy. Dr. Glazer serves on our board because he was elected by holders of the Series A Stock.  Dr. Glazer's is Ms. Silverstein's father.

Lynne Silverstein. Ms. Silverstein was appointed as a director on February 16, 2012, in accordance with the terms of our Series A Preferred Stock. Ms Silverstein served as the Company’s President and Secretary from 2004 to 2006 and from 2006 to 2008 served as the Company’s Executive Vice President. Ms. Silverstein is serving as one of our Series A Directors. After the passing of Mr. Herbert Langsam, one of the directors appointed by our Series A Stock, Dr Louis Glazer, the remaining director appointed by our Series A Stock, appointed Ms. Silverstein to serve as a Series A Director in accordance with our Amended and Restated Certificate of Incorporation. Ms. Silverstein received her B.S in communications from the University of Miami. Ms. Silverstein is Dr. Glazer's daughter.

Wenchen Lin Mr. Lin was appointed as a director on March 28, 2007, in accordance with the terms of a Subscription Agreement dated January 29, 2007 by and between our company and A Plus, which requires that he be elected to our board of directors. Mr. Lin has almost twenty years of experience as the President and founder of A Plus, a manufacturer producing a variety of surgical dressings, film and plastic products and servicing the custom procedural tray industry on cotton textile products. Mr. Lin began his career serving in executive positions in large trade and shipping companies, such as Trade Diversified, Inc. and Brother Trucking Co. and has substantial knowledge and experience in overseas factories, trade, transport and distribution. Mr. Lin received his MBA from Ohio University and his accounting degree from Taiwan Suzhou University.  Mr. Lin's qualifications to serve as a director include his experience in the medical supply industry.

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

To our knowledge, based solely on a review of the copies of Forms 3 and 4 and amendments thereto furnished to us during the year ended December 31, 2011 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2011, and any written representations that no Forms 5 were required, during the year ended December 31, 2011, all reports required by Section 16(a) by our executive officers, directors and greater than 10% beneficial owners were made, except as forth in the following two sentences. Mr. Lin did not file a Form 3 when he became a director on March 28, 2007.  In addition, he has not filed Form 4s for the following transactions:  purchase of 800,000 shares of common stock and warrants to purchase 300,000 shares of common stock on January 29, 2007, exercise and conversion of warrants into 300,000 shares of common stock on August 11, 2009, purchase of 10,000 shares of Series B Convertible Preferred Stock on June 24, 2010, and issuance of an aggregate of 1,064 shares Series B Convertible Preferred Stock as payment-in-kind dividends on September 30, 2010, March 30, 2011, June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2012.

Code of Business Conduct and Ethics

The information regarding our Code of Business Conduct and Ethics, including information regarding amendments and waivers thereunder, was included in Item 10 of the Original 10-K Filing incorporated in this section by reference.

Board of Directors Acting as our Audit Committee

Our entire board of directors serves as our audit committee. Our board of directors in its capacity as our audit committee review our financial reporting process.

Audit Committee Financial Expert

Our Board has determined that John Francis is an “audit committee financial expert,” within the meaning of SEC rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation paid by us for the years indicated to the individuals who served as our Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2011.  There were no other executive officers serving as of December 31, 2011. These 2 individuals are referred to as our "named executive officers."

Name and principal position	Year	Salary ($)	Bonus ($)	Warrant And Stock option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)(3)	Total
Brian E. Stewart	2011	$200,000	—	$7,560	—	—	$21,778	$229,338
President, Chief Executive Officer and director(1)	2010	$161,016	—	$1,162,500	—	—	$12,427	$1,335,943

David Dreyer	2011	$200,000	—	—	—	—	$19,569	$219,569
Chief Financial Officer, Treasurer and Secretary	2010	$37,179	—	$249,975	—	—	—	$287,154

(1) Mr. Stewart was elected as our Chief Executive Officer and as a director on June 24, 2010. From January 2009 to March, 2010, Mr. Stewart served as our Vice President of Business Development. From March, 2010 until his election as our Chief Executive Officer on June 24, 2010, Mr. Stewart was not employed by us.

(2) Represents the grant date fair value determined in accordance with Accounting Standards Codification ("ASC") 718 Share Based Payments, for the warrants and stock option awards granted to our named executive officers for the periods presented. For additional information regarding the assumptions used in determining the fair value of option awards using the Black-Scholes pricing model, please see Note 14 to our Consolidated Financial Statements included in our Original 10-K Filing.

(3) For Mr. Stewart, includes accrued vacation paid to him in connection with his departure as our Vice President of Business development in March 2010. In addition, this includes medical benefits paid to each officer.

Narrative Disclosure to Summary Compensation Table

Employment Agreements and Severance Agreements

Brian E. Stewart

We are party to an employment agreement with Mr. Stewart, which became effective on November 15, 2010, pursuant to which he serves as our President, Chief Executive Officer and a director. The term of the agreement is three years from the effective date and automatically extends for additional one-year terms thereafter unless either party delivers written notice of non-extension to the other party at least 90 days prior to the extension of the term. Mr. Stewart's annual base salary is $200,000, to be increased to $245,000 for the remainder of the term upon a positive operating income determination (as specifically defined in the agreement). He is also eligible to participate in our executive bonus plan, under which the minimum target bonus opportunity is 25% of his annual base salary, and in any stock option, restricted stock, stock appreciation rights and other equity compensation plan or program sponsored by us or our affiliates on the same terms and conditions generally applicable to our executives. In addition, he is generally entitled to participate in all other incentive, savings and retirement plans, health and welfare plans, practices, policies and programs sponsored by us or our affiliates on the same terms and conditions as generally applicable to our executives.

The agreement provides for a stock option grant to Mr. Stewart for 2,000,000 shares of our common stock with an exercise price of $0.80 per share, 500,000 of which vested as of the date of the grant, 250,000 of which became vested and exercisable on May 15, 2011, and with the remaining shares vesting vest over a 42-month period at a rate of 1/48th of the total shares per month, with 100% of the option becoming exercisable on November 15, 2014.

If Mr. Stewart is terminated by us with or without "cause," including for "disability," or if he resigns for any reason, including "good reason" (each as defined in the agreement), then upon compliance with customary post-employment conditions, he will be entitled, in addition to typical earned but unpaid compensation and benefits, to: (a) 12 months of his annual base salary then in effect, (b) monthly payment equal to the cost of COBRA coverage for him (and if applicable his spouse and dependents) until the earlier of his becoming an employee of another entity and the 12 month anniversary of his termination or resignation and (c) 12 months to exercise any vested options. In addition, upon consummation of a capital transaction (as defined in the agreement) his option described above will immediately vest. In the event of his death, his estate will be entitled to receive only typical earned but unpaid compensation and benefits as of the date of his death.

David C. Dreyer

We are party to an employment agreement with Mr. Dreyer, which became effective as of October 22, 2010, pursuant to which he serves as our Chief Financial Officer and Vice President. The term of the agreement is three years from the effective date, and automatically extends for additional one-year terms thereafter unless either party delivers written notice of non-extension to the other party at least 90 days prior to the extension of the term. Mr. Dreyer's annual base salary will be $200,000 to be increased to $240,000 for the remainder of the term should we generate positive operating income (as specifically defined in the agreement) for two consecutive fiscal quarters. He is also eligible to participate in our executive bonus plan, under which the minimum target bonus opportunity is 25% of his annual base salary and in any stock option, restricted stock, stock appreciation rights and other equity compensation plan or program sponsored by us or our affiliates on the same terms and conditions generally applicable to our executives. In addition, he is generally entitled to participate in all other incentive, savings and retirement plans, health and welfare plans, practices, policies and programs sponsored by us or our affiliates on the same terms and conditions as generally applicable to our executives.

The agreement provided for a stock option grant to Mr. Dreyer for 450,000 shares of our common stock with an exercise price of $0.75 per share, of which 100,000 vested on April 22, 2011, with the remainder vesting over a 42-month period at a rate of 1/48th of the total shares per month, with 100% of the option becoming exercisable on October 22, 2014.

If Mr. Dreyer is terminated by us without "cause" or if he resigns for "good reason" (each as defined in the agreement), then upon his compliance with customary post-employment conditions, he will be entitled, in addition to typical earned but unpaid compensation and benefits, to: (a) six months of severance payments based on his annual base salary at such time and (b) continued medical and welfare benefits and continued vesting of his stock options for the time period for which he is entitled to payment described in subsection (a). These same benefits, scaled to a three month period, are generally available to him or his estate in the event of Mr. Dreyer's disability or death (with an additional three months of stock option vesting in the latter case).

In addition, upon consummation of a change of control (as defined in the agreement) all of his unvested stock options and unvested deferred compensation will immediately vest.

Effective January 1, 2012 our board of directors approved increasing both Mr. Stewart's and Mr. Dreyer's annual salaries to $240,000 from their previous $200,000 annual salaries, based on accomplishments achieved during 2011, which included significant sales growth. As discussed in our Original 10-K filing, we ended the 2011 fiscal year with an installed customer base of 98 hospitals, representing annual growth of 42%, and had 165 additional hospitals with signed agreements awaiting implementations during 2012, that will bring the total installed customer base to 263 hospitals during 2012. Both Mr. Stewart's and Mr. Dreyer's employment agreements contained criteria for increasing their annual salaries based on achievement of certain profitability goals, which were not met in 2011, as management chose to prioritize supporting the strong double digit sales growth achieved. Despite Mr. Stewart and Mr. Dreyer not achieving the profitability goals stated in their employment agreements, the board elected to approve giving them both the salary increases mentioned above effective January 1, 2012.

Outstanding Equity Awards at December 31, 2011

The following table sets forth the outstanding warrant and stock option and warrant awards held by our named executive officers at December 31, 2011.

Warrant and Option Awards
	Number of	Number of
	Securities	Securities	Option or
	Underlying	Underlying	Warrant
	Unexercised	Unexercised	Weighted
	Options or	Options or	Average
	Warrants	Warrants	Exercise	Option or Warrant
Name	Exercisable	Unexercisable	price	expiration date

Brian E. Stewart (1)	1,107,143	892,857	$0.80	11/15/2020
Director, President and Chief Executive Officer	198,560	-	$1.09	07/31/2013

David Dreyer (2) Chief Financial Officer, Treasurer and Secretary	180,903	269,097	$0.75	10/22/2020

(1)
Mr. Stewart received a stock option grant for a total of 2,000,000 shares of our common stock, 500,000 of which vested as of the date of the grant and 250,000 of which vested and became exercisable on December 22, 2010. The unvested options vest at a rate of approximately 29,762 shares monthly, with 100% of the option becoming exercisable on November 15, 2014. The 198,560 shares relate to warrants to purchase shares of our common stock.

(2)
Mr. Dreyer received a stock option grant for 450,000 shares of our common stock, of which 100,000 vested on April 22, 2011.  The unvested options vest at a rate of approximately 8,333 shares monthly, with 100% of the option becoming exercisable on October 22, 2014.

Additional Narrative Disclosure

We do not currently offer a pension benefit plan or any non-qualified deferred compensation plan. For a description of payments required to be made to our named executive officers in connection with a change of control or termination of their employment, see "Narrative Discussion to Summary Compensation Table—Employment Agreements" above.

Director Compensation

The following individuals served as our non-employee directors during the year ended December 31, 2011:  John P. Francis, Louis Glazer, MD, PhG, Herbert Langsam and Wenchen Lin.  None of these directors received any compensation from us for their board service during 2011.  For information about Mr. Stewart's compensation for 2011, see "Summary Compensation Table" above.

As of December 31, 2011, our non-employee directors held the following outstanding option awards:

Name
John P. Francis	—
Louis Glazer, MD, PhG	180,000
Herbert Langsam (1)	34,500
Wenchen Lin	—

(1) Herbert Langsam, passed away on February 7, 2012.  Mr. Langsam was one of the two directors appointed by the holders of the Series A Stock.

Narrative Discussion of Director Compensation

During the year ended December 31, 2011, we did not have in place any formal plans or programs providing for the payment of compensation to our non-employee directors. Payment (or accrual) of attendance fees to our non-employee directors for service on our board of directors is determined and approved on an ad hoc basis. We did not pay or accrue any fees for service on our board for 2011. Similarly, equity grants are determined and approved on an ad hoc basis. We did not grant any equity awards to our non-employee directors for service on our board of directors in 2011. Directors received only reimbursement of reasonable expenses for attendance at meetings of our board and annual stockholders meeting.

Security Ownership of Certain Beneficial Owners

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and our Series A Stock as of March 31, 2012 (1) by each person who is known by us to own beneficially more than 5% of our outstanding common stock and/or Series A Stock, (2) by each of our directors and nominees for director, (3) by each named executive officer identified in the table set forth in Item 11 under the heading "Summary Compensation Table," and (4) by all of our executive officers and directors as a group.

Shares Beneficially Owned (b)
	Common Stock			Series A Preferred Stock
Name and Address of Beneficial Owner (a)	Number of Shares		%	Number of Shares	%
Kinderhook Partners, LP 2 Executive Dr Suite 585 Fort Lee, NJ 07024	6,313,793	(c)	19%	—	*
Francis Capital Management, LLC 2400 Broadway, Suite 220 Santa Monica, CA 90404	3,207,040	(d)	9%	—	*
Compass Global Management, Ltd. c/o M&C Corporate Services limited P.O. Box 309 GT, Ugland House South Church Street, Georgetown Grand Cayman, Cayman Islands	2,600,000	(e)	7%	—	*
Cardinal Health, Inc. 7000 Cardinal Place Dublin, OH 43017	1,875,000	(f)	5%	—	*
Catalysis Partners, LLC 2400 Broadway, Suite 220 Santa Monica, CA 90404	1,718,968	(d)	5%	—	*
Radisson Trading Company RM 1502-4, Righteous Centre 585 Nathan Road, Mongkok, Kowloon, Hong Kong	3,029,333	(g)	9%	—	*
Catalysis Offshore, Ltd. 2400 Broadway, Suite 220 Santa Monica, CA 90404	1,335,432	(d)	4%	—	*
Melanie Glazer 801 Ocean Ave., #403 Santa Monica, CA 90403	753,184	(i)	2%	10,750	98%
Brian Stewart	2,184,513	(j)	6%	—	*
John P. Francis	3,207,040	(k)	9%	—	*
Louis Glazer, MD	753,184	(l)	2%	10,750	98%
Lynne Silverstein	91,330		*	—	*
Wenchen Lin	1,100,000	(m)	3%	—	*
David Dreyer	413,329	(n)	*	—
All named directors and executive officers as a group (6 persons total)	7,749,396		22%	10,750	98%

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

The Series A Stock votes on all matters submitted to our stockholders for a vote, voting together with the holders of our common stock as a single class, with each share of Series A Stock entitled to one vote per share. Except in special circumstances and where mandated by law, our Series B Convertible Preferred Stock (the "Series B Stock") is non-voting.

Beneficial ownership has been determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the power to vote or dispose of those securities.

SEC rules also treat as beneficially owned all shares that a person would receive upon exercise or conversion of stock options, warrants or other securities or rights held by that person that are immediately exercisable or convertible, or exercisable or convertible within 60 days of the determination date, which in our case is March 31, 2012. Such shares are deemed to be outstanding for the purpose of computing the number of shares beneficially owned and the percentage ownership of the person holding such options, warrants securities or other rights, but these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. On March 31, 2012, there were 34,023,255 shares of our common stock issued and outstanding and 10,950 shares of our Series A Stock issued and outstanding. Subject to the terms and conditions of our Series B Stock and to customary adjustments to the conversion rate, each share of our Series B Stock is convertible into 133 shares of our common stock so long as the number of shares of our common stock "beneficially owned" (as defined in Rule 13d-3(d)(i) under the Securities Exchange Act of 1934, as amended) by the holder, its affiliates and any persons acting as a group with such holder or its affiliates, following such conversion, does not exceed 4.9% of our outstanding common stock (after giving effect to such conversion) (the "Beneficial Ownership Limitation"). Holders of our Series B Stock may, upon not less than 61 days' prior notice, increase or decrease the Beneficial Ownership Limitation provided that such Beneficial Ownership Limitation in no event exceeds 9.9% of the shares of common stock outstanding immediately after giving effect to such conversion. Therefore, under SEC rules, a holder who only owns Series B Stock would generally not be deemed a 5% holder because such shares cannot be converted within 60 days of the determination date. Accordingly, such a holder would not be disclosed on this table as a 5% holder. However, for holders of Series B Stock for whom disclosure is required on this table for reasons other than 5% ownership of Series B Stock (i.e., directors and executive officers), the shares underlying the Series B Stock they hold, if any, up to the 4.9% Beneficial Ownership Limit, would be included in the ownership information in this table, unless such limit would preclude any conversion of such Series B Stock.

(c) Information is based on a Schedule 13G filed on February 14, 2012 and a Form 4 filed on February 22, 2012 by Kinderhook Capital Management, LLC ("Kinderhook"), who serves as the investment advisor to Kinderhook Partners, L.P.  Kinderhook GP, LLC serves as the general partner to Kinderhook Partners, L.P., and Messrs. Tushar Shah  and Stephen J. Clearman serve as the general partner's managing members.  Each of these persons is known by Kinderhook to have the right to receive the power to direct the receipt of dividends from, or the proceeds from the sale of the shares of, common stock reported.  Kinderhook disclaims beneficial ownership of the shares reported except to the extent of its pecuniary interest therein, if any.

(d) Information is based on a Schedule 13D filed on April 16, 2010. For Francis Capital Management, includes shares of common stock beneficially owned by Catalysis Partners, LLC ("Catalysis") and Catalysis Offshore, Ltd. Francis Capital Management, LLC acts as the investment manager for Catalysis and Catalysis Offshore, Ltd. and may be deemed to beneficially own such securities. Mr. Francis has voting and investment control over securities held by Francis Capital Management, LLC, but disclaims beneficial ownership of such securities. Excludes 10,353 shares of our Series B Stock owned by Catalysis. See footnote (b).

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

(g) Information is based on a Schedule 13D filed on April 16, 2010.

(h) Information is based on a Schedule 13D filed on April 16, 2010.

(i) Common stock includes (i) 226,991 shares of common stock held in various trusts for the benefit of Mrs. Glazer, (ii) 339,593 shares of common stock held in the Glazer Family Partnership, over which Mrs. Glazer shares control with her husband, Dr. Glazer, (iii) 6,600 shares held by Dr. Glazer, (iv) options to purchase 180,000 shares of our common stock held by Dr. Glazer. Series A Stock includes (i) 1,500 shares of Series A Stock held in various trusts for the benefit of Mrs. Glazer, (ii) 6,650 shares of Series A Stock held in the Glazer Family Partnership over which Mrs. Glazer shares control with her husband, Dr. Glazer and (iii) 2,600 shares of Series A Stock held by both Dr. Glazer and Mrs. Glazer.

(j) Includes (i) 730,000 shares of our common stock, (ii) warrants to acquire 48,000 shares of our common stock at an exercise price of $0.75 per share, which expire May 20, 2013, (ii) warrants to acquire 100,000 shares of our common stock at an exercise price of $1.40 per share, which expire August 1, 2013, (iii) warrants to acquire 50,560 shares of our common stock at an exercise price of $0.75 per share and (iv) options to purchase 1,255,953 shares of our common stock.

(k) Information is based on a Schedule 13D filed on April 16, 2010. Represents securities beneficially owned by Francis Capital Management, LLC. Mr. Francis has voting and investment control over securities held by Francis Capital Management, LLC. Mr. Francis disclaims beneficial ownership of such securities.

(l) Common stock includes (i) 198,971 shares of common stock held in various trusts for the benefit of Melanie Glazer, Dr. Glazer's spouse, (ii) 28,020 shares held by Mrs. Glazer, (iii) 339,593 shares of common stock held in the Glazer Family Partnership, over which Dr. Glazer shares control with his spouse and (iv) options to purchase 180,000 shares of our common stock held by Dr. Glazer. Series A Stock includes (i) shares of Series A Stock held in various trusts for the benefit of Mrs. Glazer, (ii) shares of Series A Stock held in the Glazer Family Partnership over which Dr. Glazer shares control with his spouse and (iii) 2,600 shares of Series A Stock held by both Dr. Glazer and Mrs. Glazer.

(m) Includes 1,100,00 shares of common stock held by A Plus International Inc., which information is based on a Schedule 13D filed on April 16, 2010, but excludes 10,353 shares of our Series B Stock owned by A Plus (see footnote (b)). Mr. Lin may be deemed the beneficial owner of the shares held by A Plus by virtue of his ownership and control of A Plus.

(n) Includes (i) 205,000 shares of our common stock and (ii) options to purchase 208,329 shares of our common stock.

(o) Includes 5,960,554 shares of common stock, options to purchase 1,682,377 shares of our common stock, and warrants to purchase 198,560 shares of our common stock. Does not include stock options and warrants granted but not beneficially owned as of April 15, 2011.

Equity Compensation Plan Information

The following table sets forth information on our equity compensation plans.

As of December 31, 2011
	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	Column (a)		Column (b)		Column (c)
Equity compensation plans approved by stockholders	4,036,043	(1)	$1.28	(2)	1,463,957	(3)
Equity compensation plans not approved by stockholders	2,143,334		$0.90		—
Total:	6,179,377		$1.19		1,463,957
___________

(1) This includes 1,054,500 options outstanding under our Amended and Restated 2005 Stock Option and Restricted Stock Plan, and 2,981,543 under our 2009 Stock Option Plan, but excludes 2,143,334 non-qualified options that were issued outside of these equity plans and were approved by our board of directors.

(2) This weighted average exercise price excludes 2,143,334 non-qualified options that were issued outside our equity plans. The remaining weighted term of outstanding options (excluding the 3,150,000 non-qualified options that were issued outside our equity plans) is 8.02 years.

(3) All of these shares remain available for future grants under our equity plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Related Party Transactions

Convertible Note Payable

During 2010, we recognized a gain on debt extinguishment of $893,000 in connection with the settlement of a convertible note payable with a previous carrying value of $1.42 million, that prior to the settlement was held by Ault Glazer Capital Partners, LLC, which was at the time of contract controlled by Milton "Todd" Ault III, our former Chairman and Chief Executive Officer and Dr. Glazer, M.D. Ph.G., who was a member of our board of directors and who had a significant beneficial interest in our common and Series A Stock at such time.

A Plus International, Inc. Wenchen Lin

For the years ended December 31, 2011 and 2010, we purchased approximately $4.3 million and $6.0 million, respectively, in connection with the manufacture of surgical products used in the Safety-Sponge® System by A Plus, the vast majority of which was recognized in cost of revenues. At December 31, 2011 and 2010, our accounts payable included $1.2 million and $2.2 million respectively, owed to A Plus in connection with the manufacture and supply of surgical products used in the Safety-Sponge® System. Effective June 1, 2009, the terms of our supply agreement with A Plus were clarified to provide that title to surgical products purchased, transferred to us upon receipt by A Plus at its Chino, California warehouse. Wenchen Lin, a Director and significant beneficial owner of our stock is a founder and significant owner of A Plus. On June 24, 2010, A Plus converted $1.0 million of accounts payable owed to A Plus into 10,000 shares of Series B Preferred Stock.

Radisson Trading Company

On March 29, 2011 and March 30, 2011, we closed on a private placement financing raising $7.1 million through the issuance of 9.483 million shares of our $0.33 par value common stock at a selling price of $0.75 per share. Radisson Trading Company, which beneficially owns more than 5% of our common stock, purchased 1,333,333 shares for a purchase price of $1,000,000.

Kane Aviation

Prior to June 24, 2010, from time to time, we used the services of an aircraft-owning partnership principally owned by Steven H. Kane, our former chief executive officer, for air travel. During the year ended December 31, 2010, we incurred $19,000 of expenses related to the use of such air travel services.

Francis Capital Management

On June 24, 2010, Catalysis Partners, LLC, invested $1.0 million in our Series B Preferred Stock. John P. Francis, a member of our board of directors, has voting and investment control over securities held by Francis Capital Management, LLC, which acts as the investment manager for Catalysis Partners, LLC.

Release and Separation Agreements

In connection with the sale of our Series B Preferred Stock in June 2010, Steven H. Kane, our former chief executive officer, resigned from his positions with us, and Howard E. Chase, Loren McFarland, Eugene A. Bauer, MD, and William M. Hitchcock also resigned as members of our board of directors and received certain severance benefits.

In connection with Mr. Kane's resignation, we entered into a Separation and Release Agreement (the "Release") with him. Under the Release, Mr. Kane was entitled to receive 12 months of salary and health payments ($325,000), payable over the 12 months following his resignation, and waived his rights to any bonus payment, or payment for excise taxes. The Release also provided for the payment to Mr. Kane, in cash, of an aggregate $224,793 as payment in full for all accrued director fees and salary, accrued vacation, and accrued severance benefits of $325,000 as of June 30, 2010 as provided in his employment agreement.

In connection with the resignation of Messrs. Chase, McFarland and Hitchcock and Dr. Bauer as members of our board of directors, effective as of June 24, 2010, we entered into release agreements with each of them, which provided for the payment, in cash, of the following accrued but then-unpaid director's fees: $83,488 to Mr. Chase, $64,912 to Mr. McFarland, $10,025 to Mr. Hitchcock and $10,025 to Dr. Bauer.

Cardinal Health

We are party to a Supply and Distribution Agreement with Cardinal Health, which beneficially owns at least 5% of our common stock and which is our exclusive distributor in the U.S., Puerto Rico and Canada. In March 2011, we and Cardinal Health signed an amendment to the Supply and Distribution Agreement (the "Amended Supply and Distribution Agreement"). The Amended Supply and Distribution Agreement revised a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding setting target inventory levels and defining a formula for determining what excess inventory is of our products held by Cardinal Health. Cardinal Health has agreed to not sell any of the $10.0 million stocking order inventory until calendar year 2012, and we have agreed to a methodology for how Cardinal Health will sell this inventory to our customers, so there is a more orderly release throughout the 2012 year that more reasonably minimizes its impact to our revenues and cash flow during 2012.

Independence of the Board of Directors

During his service on our board, which ended on his date of death, Mr. Langsam was, "independent" as that term is defined in the listing rules of the Nasdaq National Market. None of our current directors are "independent" as that term is defined in the listing rules of the Nasdaq National Market because such rules require that our board make an affirmative determination as to directors' independence, and our board has not done this.  Our board's lack of an affirmative determination as to directors' independence as of the date of this report does not preclude the board from making a determination in the future that any such director is independent if such director is in compliance with the listing rules of the Nasdaq National Market

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2010 and 2011, the aggregate fees billed by Squar, Milner, Peterson, Miranda & Williamson LLP were as follows:

	2010	2011
Audit Fees	$185,278	$140,616
Audit-related Fees	$8,609	$46,006
Tax Fees	4,400	3,081
Total Fees	$198,287	$189,703

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings.

Audit-related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For 2011, these fees also included fees related to assistance with SEC comment letter responses and fees related to filing our registration statement on Form S-1

Tax Fees. Tax fees consisted principally of fees billed to us for professional services performed with repsect to compliance with our tax contingency matter.

Policies and Procedures Relating to Approval of Services by Auditor

Our board of directors functioning as our audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditors. The board will consider whether the provision of non-audit services is compatible with maintaining the independent auditor's independence, and will approve such services, should such a situation arise.

Our board has responsibility for appointing, as well as setting the compensation and overseeing the work of, the independent registered public accounting firm. In addition, although permitted by Section 202 of the Sarbanes-Oxley Act of 2002 to pre-approve the provisions of audit and non-audit services by our independent auditor, our board does not currently have in place formal pre-approval policies and procedures. As such, our board approves each engagement of our independent auditor for audit and permitted non-audit services. Thus, all services provided by Squar Milner during 2011, as described above, were approved by our board of directors in advance of Squar Milner providing such services.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated in this annual report on Form 10-K/A by this reference and filed as part of this report. See “Exhibit Index” for important information regarding our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2012.

PATIENT SAFETY TECHNOLOGIES, INC.

By:	/S/ BRIAN E. STEWART
Brian E. Stewart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Director, President and Chief Executive Officer
/s/ BRIAN E. STEWART	(Principal Executive Officer)	April 30, 2012
Brian E. Stewart

/s/ DAVID C. DREYER	Executive Vice President, Chief Financial Officer (Principal Financial Officer and	April 30, 2012
David Dreyer	Principal Accounting Officer), Secretary

*	Director
John P. Francis		April 30, 2012

*	Director
Louis Glazer, M.D., Ph.G.		April 30, 2012

*	Director
Lynne Silverstein		April 30, 2012

*	Director
Wenchen Lin		April 30, 2012

*By:
/s/ BRIAN E. STEWART
Brian E. Stewart Attorney-in-fact

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

10.1***
Supply and Distribution Agreement dated effective November 19, 2009, by and between Patient Safety Technologies, Inc. and Cardinal Health 200, LLC (incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009)

10.2***
Amendment to Supply and Distribution Agreement dated effective March 1, 2011, by and between Patient Safety Technologies, Inc. and Cardinal Health 200, LLC (incorporated by reference to our current report on Form 8-K filed with the SEC on March 28, 2011)

10.3
Warrant Purchase Agreement dated effective as of November 19, 2009 by and between Patient Safety Technologies, Inc. and Cardinal Health, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009)

10.4
Registration Rights Agreement dated effective as of November 19, 2009, by and between Patient Safety Technologies, Inc. and Cardinal Health, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009)

10.5
Warrant dated November 19, 2009 issued to Cardinal Health, Inc. to purchase up to 1,250,000 shares of our common stock at $2.00 per share, expiring November 19, 2014 (incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009)

10.6
Warrant dated November 19, 2009 issued to Cardinal Health, Inc. to purchase up to 625,000 shares of our common stock at $4.00 per share, expiring November 19, 2014 (incorporated by reference to our current report on Form 8-K filed with the SEC on November 24, 2009)

10.7
Exclusive License and Supply Agreement dated May 15, 2008, by and among SurgiCount Medical, Inc. and A Plus International, Inc. (incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2010)

10.8
Subscription Agreement dated January 26, 2007 between Patient Safety Technologies, Inc. and A Plus International, Inc. (incorporated by reference to our current report on Form 8-K filed with the SEC on February 2, 2007)

10.9
Form of Exchange Agreement dated July 29, 2009 between Patient Safety Technologies, Inc. and certain investors (incorporated by reference to our current report on Form 8-K filed with the SEC on August 3, 2009)

10.10
Form of Purchase Agreement dated July 29, 2009 between Patient Safety Technologies, Inc. and certain investors (incorporated by reference to our current report on Form 8-K filed with the SEC on August 3, 2009)

10.11	Form of Senior Secured Note and Warrant Purchase Agreement dated January 29, 2009 (incorporated by reference to our current report on Form 8-K filed with the SEC on February 3, 2009)

10.12	Form of Security Agreement dated January 29, 2009 (incorporated by reference to our current report on Form 8-K filed with the SEC on February 3, 2009)

10.13	Form of Senior Secured Note dated January 29, 2009 (incorporated by reference to our current report on Form 8-K filed with the SEC on February 3, 2009)

10.14
Form of Warrant dated January 29, 2009 to purchase shares of our common stock at $1.00 per share, expiring January 29, 2014 (incorporated by reference to our current report on Form 8-K filed with the SEC on February 3, 2009)

10.15	Form of Securities Purchase Agreement dated August 1, 2008 (incorporated by reference to our current report on Form 8-K filed with the SEC on August 14, 2008)

10.16	Registration Rights Agreement dated August 1, 2008 (incorporated by reference to our current report on Form 8-K filed with the SEC on August 14, 2008)

10.17
Form of Warrant dated August 1, 2008 to purchase shares of our common stock at $1.40 per share, expiring August 1, 2013 (incorporated by reference to our current report on Form 8-K filed with the SEC on August 14, 2008)

10.18	Form of Securities Purchase Agreement dated May 20, 2008 (incorporated by reference to our current report on Form 8-K filed with the SEC on June 2, 2008 )

10.19	Registration Rights Agreement dated May 20, 2008 (incorporated by reference to our current report on Form 8-K filed with the SEC on June 2, 2008)

10.20
Form of Warrant dated May 27, 2008 to purchase shares of our common stock at $1.40 per share, expiring May 27, 2013 (incorporated by reference to our current report on Form 8-K filed with the SEC on June 2, 2008)

10.21
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

10.23
Secured Convertible Promissory Note issued August 10, 2007 with an effective date of June 1, 2007 to Ault Glazer Capital Partners, LLC in the amount of $2,530,558.40 (incorporated by reference to our current report on Form 8-K filed with the SEC on August 16, 2007)

10.24
Amendment and Early Conversion of Secured Promissory Note dated as of September 5, 2008 between Ault Glazer Capital Partners, LLC (incorporated by reference to our annual report on Form 10-K filed with the SEC on April 16, 2009)

10.25	Security Agreement dated August 10, 2007 in favor of Ault Glazer Capital Partners, LLC (incorporated by reference to our current report on Form 8-K filed with the SEC on August 16, 2007)

10.26
Guaranty of Payment by SurgiCount Medical, Inc. in favor of Ault Glazer Capital Partners, Inc. in connection with the $2,530,558.40 Promissory Note issued August 10, 2007 (incorporated by reference to our current report on Form 8-K filed with the SEC on August 16, 2007)

10.27	Form of Subscription Agreement entered into between March 7, 2007 to April 5, 2007 (incorporated by reference to our annual report on Form 10-K filed with the SEC on May 16, 2007)

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

10.49	Convertible Preferred Stock Purchase Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.50	Registration Rights Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.51	Separation and Release Agreement with Messrs. Chase, McFarland, Hitchock and Bauer (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.52	Separation and Release Agreement with Steven H. Kane (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.53	Amendment to Employment Agreement with Marc L. Rose (incorporated by reference to our current report on Form 8-K filed with the SEC on June 29, 2010)

10.54	Employment Agreement with John A. Hamilton (incorporated by reference to our current report on Form 8-K filed with the SEC on August 9, 2010)

10.55	Tax Escrow Agreement (incorporated by reference to our current report on Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010)

10.56	Employment Agreement with David Dreyer (incorporated by reference to our current report on Form 8-K filed with the SEC on October 28, 2010)

10.57	Employment Agreement with Brian E. Stewart (incorporated by reference to our current report on Form 8-K filed with the SEC on November 18, 2010)

10.58	Office Building Lease dated September 15, 2010 (incorporated by reference to our current report on Form 8-K filed with the SEC on September 20, 2010)

10.59	Sub-Lease Agreement dated as of November 18, 2010 (incorporated by reference to our current report on Form 8-K filed with the SEC on November 30, 2010)

10.60	Settlement Agreement (incorporated by reference to our current report on Form 8-K filed with the SEC on January 3, 2011)

10.61**	2009 Stock Option Plan Stock Option Agreement, grant date November 15, 2010 — Brian Stewart*

10.62**	Non Plan Stock Option Agreement, grant date November 15, 2010 — Brian Stewart*

10.63**	2009 Stock Option Plan Stock Option Agreement, grant date October 22, 2010 — David Dreyer*

10.64**	Non Plan Stock Option Agreement, grant date October 22, 2010 — David Dreyer*

10.65	Common Stock Purchase Agreement, dated March 28, 2011 (incorporated by reference to our current report on Form 8-K filed with the SEC on March 31, 2011)

10.66	Amended and Restated Registration Rights Agreement, dated March 28, 2011 (incorporated by reference to our current report on Form 8-K filed with the SEC on March 31, 2011)

10.67	Office building lease dated January 27, 2011 (incorporated by reference to our annual report on Form 10-K filed with the SEC on March 26, 2012)

10.68	Office bulding lease dated December 5, 2011 (incorporated by reference to our annual report on Form 10-K filed with the SEC on March 26, 2012)

14.1	Code of Business Conduct and Ethics (incorporated by reference to our amended annual report on Form 10-K/A filed with the SEC on July 13, 2009)

21.1	Subsidiary of the company (incorporated by reference to our annual report on Form 10-K filed with the SEC on March 31, 2010)

23.1	Consent of Squar, Milner, Peterson, Miranda & Williamson, LLP (incorporated by reference to our annual report on Form 10-K filed with the SEC on March 26, 2012)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15D-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15D-14(a)

**	Management or compensatory plan or arrangement.

***	Confidential treatment requested for certain confidential portions of this exhibit. These confidential portions have been omitted from this exhibit and filed separately with the Commission.