Form 10-Q
period 2012-03-31
Patient Safety Technologies, Inc
filed 2012-05-15
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.33 per share, as of April 15, 2012 was 34,023,255.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2012

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

We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to us. Although we believe that the plans, objectives, expectations and intentions reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee that our plans, objectives, expectations or intentions will be achieved. Our actual results, performance (financial or operating) or achievements could differ from those expressed in or implied by any forward-looking statement in this Report as a result of many known and unknown factors, many of which are beyond our ability to predict or control, and those differences may be material.  These factors  include, but are not limited to, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed on March 26, 2012 and amended on April 30, 2012, including without limitation the following:

●	our ability to successfully implement hospitals under contract but not yet implemented;

●	the early stage of adoption of our Safety-Sponge® System and the need to expand adoption of our Safety-Sponge® System;

●	the impact on our future revenue and cash flow from the Forward Order (described herein) and ordering patterns of our exclusive distributor, Cardinal Health, Inc;

●	our need for additional financing to support our business;

●	our reliance on third-party manufacturers, some of whom are sole-source suppliers, and on our exclusive distributor;

●	any inability to successfully protect our intellectual property portfolio; and

●	the impact on our revenues and financial position from managing our growth, including the initial costs typically associated with hospital implementations.

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

Safety-Sponge®, SurgiCounter™ and SurgiCount360™, among others, are registered or unregistered trademarks of Patient Safety Technologies, Inc. (including its subsidiary).

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATIENT SAFETY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,492,446	$3,668,524
Accounts receivable	1,943,459	1,307,510
Inventories, net	3,261,290	2,772,117
Prepaid expenses	44,102	180,802
Total current assets	6,741,297	7,928,953

Property and equipment, net	3,005,322	1,691,961
Goodwill	1,832,027	1,832,027
Patents, net	2,382,907	2,464,142
Other assets	37,462	40,463
Total assets	$13,999,015	$13,957,546

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$3,472,278	$2,808,524
Accrued liabilities	515,830	574,917
Deferred revenue	1,103,173	545,027
Total current liabilities	5,091,281	3,928,468

Commitments and contingencies (Note 10)

Stockholders’ equity :
Series A preferred stock, $1.00 par value, cumulative 7% dividend: 1,000,000 shares authorized; 10,950 issued and outstanding at March 31, 2012 and December 31, 2011; (Liquidation preference of $1.1 million at March 31, 2012 and December 31, 2011)	10,950	10,950
Series B convertible preferred stock, $1.00 par value, cumulative 7% dividend: 150,000 shares authorized; 66,977 issued and outstanding at March 31, 2012 and 65,864 issued and outstanding at December 31, 2011; (Liquidation preference of $6.7 million at March 31, 2012 and $6.6 million at December 31, 2011)	66,977	65,864
Common stock, $0.33 par value: 100,000,000 shares authorized; 34,023,255 shares issued and outstanding at March 31, 2012 and 34,020,255 shares issued and outstanding at December 31, 2011	11,227,674	11,226,684
Additional paid-in capital	58,042,677	57,733,790
Accumulated deficit	(60,440,544)	(59,008,210)
Total stockholders’ equity	8,907,734	10,029,078
Total liabilities and stockholders’ equity	$13,999,015	$13,957,546

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Revenues	$3,102,258	$1,970,656
Cost of revenue	1,865,631	1,041,101
Gross profit	1,236,627	929,555

Operating expenses:
Research and development	147,643	29,462
Sales and marketing	1,299,096	659,036
General and administrative	1,091,865	1,071,896
Total operating expenses	2,538,604	1,760,394

Operating loss	(1,301,977)	(830,839)

Other income (expense):
Interest income (expense),net	3,878	(4,192)
Gain on change in fair value of warrant derivative liability	—	210,262
Total other income	3,878	206,070

Loss before income taxes	(1,298,099)	(624,769)
Income tax expense	(3,712)	(3,773)
Net loss	(1,301,811)	(628,542)
Preferred dividends	(130,523)	(123,959)
Net loss applicable to common stockholders	$(1,432,334)	$(752,501)

Loss per common share
Basic and Diluted	$(0.04)	$(0.03)
Weighted average common shares outstanding:
Basic and Diluted	34,021,788	24,200,785

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2012	2011

Operating activities:

Net loss	$(1,301,811)	$(628,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	285,875	130,459
Amortization of patents	81,235	81,236
Stock based compensation	199,690	149,694
Gain on change in fair value of warrant derivative liability	—	(210,262)
Changes in operating assets and liabilities:
Accounts receivable	(635,949)	315,228
Inventories	(489,173)	183,155
Prepaid expenses	136,700	42,224
Other assets	3,001	(4,950)
Accounts payable	663,754	(1,987,417)
Accrued liabilities	(59,087)	(65,053)
Deferred revenue	558,146	(608,557)
Net cash used in operating activities	(557,619)	(2,602,785)

Investing activities:
Purchase of property and equipment	(1,599,236)	(81,100)
Net cash used in investing activities	(1,599,236)	(81,100)

Financing activities:
Proceeds from issuance of common stock	—	7,112,500
Payments for stock issuance costs	—	(215,795)
Payments of convertible preferred stock series B dividends	(60)	(296)
Payments of preferred stock series A dividends	(19,163)	(19,163)
Net cash (used in) provided by financing activities	(19,223)	6,877,246

Net (decrease) increase in cash and cash equivalents	(2,176,078)	4,193,361
Cash and cash equivalents at beginning of period	3,668,524	1,896,034
Cash and cash equivalents at end of period	$1,492,446	$6,089,395

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$3,712	$3,773
Non cash investing and financing activities:
Payment of series B preferred dividends in preferred B shares	$111,300	$104,500
Issuance of common shares previously earned	$990	$24,750

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable sections of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to make the financial statements not misleading. The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited financial statements. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (as amended).  Results of the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 2012.

Principles of Consolidation

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2012 presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Use of Estimates

The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the valuation of accounts receivable and inventory, impairment of goodwill and other intangible assets, the fair value of stock-based compensation, valuation allowance related to deferred tax assets, warranty obligations, provisions for returns and allowances and the determination of assurance of the collection of revenue arrangements.

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

Inventories

Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis. Inventory consists of the Company's sponge and towel product as well as scanners and related hardware used in the Safety Sponge System®.  The FIFO cost for all inventories approximates replacement cost.

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

Property and Equipment

Property and equipment is stated at cost. The Company's property and equipment consists mainly of scanners and related hardware used in the Safety Sponge System® which are located at our customer facilities for their use at no additional cost. Depreciation expense associated with this hardware is recorded in cost of revenue. Depreciation is amortized straight-line over the estimated useful lives of three to seven years. Upon retirement or disposition of equipment, the related cost and accumulated depreciation or amortization is removed and a gain or loss is recorded, as applicable.

3. LOSS PER COMMON SHARE

Loss per common share is determined by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding. The Company complies with FASB Accounting Standards Codification (“ASC”) 260-10 Earnings Per Share, which requires dual presentation of basic and diluted loss per share on the face of the condensed consolidated statements of operations. Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if convertible preferred stock, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

For the periods ended March 31, 2012 and 2011, the shares associated with the convertible preferred stock plus only the warrants and options of 18,452,419 and 23,316,168, respectively, that have a value in excess of the average stock price during the three months period ending March 31, 2012 and 2011, respectively, are included in calculating diluted earnings per share. Because the effects of these securities are anti-dilutive, shares of common stock underlying these instruments as shown below have been excluded from the computation of loss per common share for the three months ended March 31, 2012.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	March 31,	December 31,
	2012	2011
Computer software and equipment	$1,406,114	$1,504,971
Furniture and equipment	73,680	70,571
Hardware for customer use	3,983,606	2,288,621
Property and equipment, gross	5,463,400	3,864,163
Less: accumulated depreciation	(2,458,078)	(2,172,202)
Property and equipment, net	$3,005,322	$1,691,961

Depreciation expense for the three months ended March 31, 2012 and 2011 was $286 thousand and $130 thousand, of which $257 thousand and $106 thousand was recorded as hardware cost of revenues, respectively.

5. DEFERRED REVENUE

Scanner reimbursement revenue

The Company generally provides its SurgiCounter™ scanners and related software to most hospitals at no cost when they adopt its Safety-Sponge® System. Under the Company's existing distribution agreement with Cardinal Health, Inc. (“Cardinal Health”), Cardinal Health has agreed to reimburse the Company for a percentage of the scanner costs supplied to certain hospitals. Payments received from Cardinal Health relating to scanner cost reimbursements are deferred, and recognized as revenue on a pro-rata basis over the life of the scanner (which approximates the term of the hospital purchase commitment).

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

6. WARRANTS

The following table summarizes warrants to purchase common stock activity for the period ended March 31, 2012:

	Number of warrants	Range of Exercise Price
Warrants outstanding at December 31, 2011	4,962,645	$0.75- 4.00
Cancelled/Expired	(458,000)	$2.00
Warrants outstanding at March 31, 2012	4,504,645	$0.75 - 4.00

At March 31, 2012, stock purchase warrants will expire as follows:

	# of Warrants	Range of Exercise Price
2012	360,000	$2.00
2013	1,749,437	$0.75-1.40
2014	1,890,000	$1.82-4.00
2015	505,208	$1.25
Total	4,504,645	$0.75-4.00

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

7. STOCK OPTION PLANS

The following tables set forth information on our equity compensation plans.

All options that the Company granted during the three months ended March 31, 2012 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Three Months Ended March 31,
	2012	2011
Weighted average risk free interest rate	1.03%	2.56%
Weighted average life (in years)	6.11	6.0
Weighted average volatility	89.00%	89.64%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.88	$0.84
Estimated forfeiture rate	5%	0%

A summary of stock option activity for the three months ended March 31, 2012 is presented below:

Outstanding Options
Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2011	6,179,377	$1.19	7.52
Options granted (2)	386,000	$1.20	9.83
Exercised	—	—	—
Forfeited/cancelled	(75,000)	$1.40	—	—
Balance at March 31, 2012	6,490,377	$1.19	7.41	$3,173,326
Vested and exercisable as of March 31, 2012	3,823,878	$1.35	6.45	$1,679,334
Unvested and expected to vest as of March 31, 2012	2,533,278	$0.95	8.78	$1,419,334

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.50 of the Company’s common stock at March 31, 2012.
(2)	Includes 230,000 non-qualified options and 40,000 incentive stock options that were issued outside the 2005 and 2009 stock option plans which are all outstanding as of March 31, 2012.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

The total grant date fair value of stock options granted during the three months ended March 31, 2012 and 2011 was $341 thousand and $73 thousand, respectively. For the three months ended March 31, 2012 and 2011, stock based compensation was $199 thousand and $150 thousand, respectively.

As of March 31, 2012, there was $1.9 million of unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.66 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

8. RELATED PARTY TRANSACTIONS

A Plus International, Inc.

During the three months ended March 31, 2012 the Company purchased approximately $1.8 thousand in connection with the manufacture of surgical products used in the Safety-Sponge® System by A Plus International, Inc. (“A Plus”), of which the vast majority was recognized in cost of revenue. At March 31, 2012, the Company’s accounts payable included $1.6 million owed to A Plus in connection with the purchase of surgical products used in the Safety-Sponge® System. Wayne Lin, a Director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

9. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

During the three months ended March 31, 2012 and 2011, due to its exclusive distribution agreement with Cardinal Health, the Company had one customer that represented in excess of 99% and 99% of total revenue, and 99% (of which 78% related to receivables on surgical sponge and towel sales and 21% related to reimbursements for hardware costs) and 85% of total accounts receivables, respectively.

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

10.  COMMITMENTS AND CONTINGENCIES

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

11. SUBSEQUENT EVENTS

On May 15, 2012 the Company signed agreements to raise $3.5 million in gross proceeds through the issuance of 2.5 million shares of the Company's $0.33 par value common stock at a selling price of $1.40 per share. The offering is subject to customary conditions to closing and is currently expected to close within several days. The proceeds from this offering will be used for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and the description of our business appearing in our annual report on Form 10-K for the year ended December 31, 2011 (as amended).  This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.”

Overview

We focus on the development, marketing and sale of products designed to improve patient outcomes and reduce costs in the healthcare industry. We conduct our business through our wholly owned subsidiary, SurgiCount Medical, Inc. Our proprietary Safety-Sponge® System is a patented solution designed to eliminate one of the most common errors in surgery, retained surgical sponges, and the human and economic costs associated with this surgical mistake.  The Safety-Sponge® System consists of a line of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system. We estimate that over 80 million of our Safety-Sponges® have been successfully used in more than 8 million surgical procedures. We sell our Safety-Sponge® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners.  Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus, a leading China-based manufacturer of disposable medical and surgical supplies. Our sponge and towel products are distributed through Cardinal Health, who provides us sales, marketing and logistics support and the fulfillment of our products to our end user hospitals by both delivering our products directly to our end user hospitals and where appropriate through alternative distributors. As of the quarter ended March 31, 2012 we had approximately 149 facilities using the Safety-Sponge® System, and approximately 175 as of the filing of this Report, all of which are located in the U.S.  This compares to approximately 74 facilities using our system as of the quarter ended March 31, 2011. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business. Once implemented, the vast majority of our user hospitals use the Safety-Sponge® System across all of their relevant surgical and OB/GYN procedures.

We generated revenues of $3.1 million and $2.0 million during the quarters ended March 31, 2012 and 2011, respectively. Our first quarter of  2011 revenue included approximately $0.6 million of revenue from the fulfillment of a $10.0 million stocking order in accordance with the terms of our exclusive distributor arrangement with Cardinal Health (the “Forward Order”). There was no revenue reported in the first quarter of 2012 from fulfilling the Forward Order. Under certain circumstances the Forward Order inventory held by Cardinal Health could negatively impact our future 2012 revenues and cash flows.  Please refer to our section in this Form 10-Q below in the section called “Factors Affecting Past and Future Results— Cardinal Health Supply Agreement ” for more information on the potential impact of the Forward Order.

Factors Affecting Past and Future Results

130+ Hospital Integrated Delivery Network Agreement

On September 28, 2011 the Company announced that it signed an agreement, effective October 1, 2011, to implement the SurgiCount Safety-Sponge ® System in one of the largest hospital operators in the U.S.  Though the agreement itself does not call for or require a minimum number of hospitals, SurgiCount and the operator are actively planning for the implementation of the Safety-Sponge® System across all of the more than 130 hospitals that it operates. To date the Company has successfully implemented in approximately half of these hospitals, with the majority of the other half currently expected to be implemented by approximately the end of the quarter ending June 30, 2012. The addition of these incremental hospitals significantly expands the Company's installed base of customer facilities.

Cardinal Health Supply Agreement

In November 2006, we began an exclusive distribution relationship with Cardinal Health to supply hospitals that have adopted our Safety-Sponge® System with our sponge and towel products.  This original agreement had a term of 36 months, and automatically renewed for successive 12 month periods unless terminated early in accordance with its terms.

In November 2009, we renewed our distribution relationship with Cardinal Health through the execution of a new Supply and Distribution Agreement. This new agreement had a five-year term expiring in 2014 and names Cardinal Heath as our exclusive distributor in the United States, Puerto Rico, and Canada of the current sponge and towel products used in our proprietary Safety-Sponge® System.  Though Cardinal Health is our exclusive distributor in these geographical areas, the terms of our agreement with Cardinal Health do not limit the sales of our products to only direct customers of Cardinal Health. Our products are available to every hospital that wishes to purchase them through their existing distribution relationships, whether that is with Cardinal Health or a competitor.  In the event an end user hospital customer of ours does not have a distribution relationship with Cardinal Health, Cardinal Health then distributes our products directly to the alternative distributor that works with that hospital.

In connection with the execution of the new agreement in November 2009, Cardinal Health issued the Forward Order, which was a $10.0 million stocking purchase order for products used in our Safety-Sponge® System that called for deliveries of that stocking inventory over a 12-month period.  Cardinal Health initially paid us $8.0 million as partial pre-payment of the Forward Order, and agreed to pay $2.0 million directly to A Plus, that was used to pay for product that A Plus later invoiced us related to the Forward Order. Cardinal Health also agreed to maintain normal ordering patterns and volumes for purchasing our Safety-Sponge® products throughout 2010 and not to use any of the inventory delivered under the Forward Order to meet immediate hospital demand. In late 2010, Cardinal Health requested to change the product mix of the Forward Order. We agreed to this change, however because the products Cardinal Health requested were not immediately available, Cardinal Health agreed to take delivery of the remaining inventory on a modified schedule. As of December 31, 2010 we had delivered approximately $8.9 million of the $10 million Forward Order and delivered the remaining $1.1 million of Forward Order inventory in the first half of 2011.

In March 2011, Cardinal Health and the Company signed an amendment to the Supply and Distribution agreement. The Amended Supply and Distribution Agreement revised a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding setting target inventory levels and defining a formula for determining the excess inventory of our products held by Cardinal Health. At that time Cardinal Health agreed to not sell any of the Forward Order inventory until calendar year 2012.  We also agreed to a methodology for how much of the Forward Order inventory Cardinal Health would be able to sell to our customers each month, establishing a more orderly inventory release process that would help to minimize the impact this inventory release would have on our sales during 2012.

On September 28, 2011, we announced an agreement to implement the Safety-Sponge® System with a large hospital group with over 130 hospitals, with implementations scheduled to start in early 2012. The magnitude of this large implementation compelled us to prioritize our resources in order to scale up for costs associated with the large implementation, including needing to buy more sponge and towel inventory, scanners, as well as hiring and training more staff to support the implementations. As a result of this and other factors, management approached Cardinal Health in late 2011 to discuss the timing of when Cardinal Health would begin to release the Forward Order inventory. Cardinal Health agreed to delay the release of Forward Order inventory until April 1, 2012, to allow both sides additional time to negotiate a possible revision to the previously agreed terms, including for releasing the Forward Inventory. As of the date of this Quarterly Report on Form 10-Q was filed, no final agreement has been reached with Cardinal Health on changing previously agreed upon terms, including setting a date to start releasing Forward Order inventory and Cardinal Health has not initiated any work off of Forward Order inventory.

Should Cardinal Health have any excess inventory on the date mutually agreed for having Cardinal Health start releasing Forward Order inventory and begin selling the excess inventory it holds to partially meet customer demand, our reported revenues and cash flows will be negatively affected. The magnitude this negative impact could have on our 2012 and 2013 revenue and cash flows will depend on a number of factors, including but not limited to how much excess inventory Cardinal Health actually has on hand in 2012, whether the Company chooses to purchase some or all of this excess inventory, and what our actual sales growth rates are during 2012 and 2013. Actual sales during 2012 and 2013 will depend on a number of factors, including but not limited to actual end-user demand and Cardinal Health’s estimates of what inventory levels it needs to meet that demand.  Management has no immediate plans to repurchase Cardinal Health’s excess inventory, however we will consider this option should an appropriate opportunity arise. While we have not provided any estimates of what we expect 2012 or 2013 sales growth to be, in order to prevent a significant negative impact to our 2012 and 2013 revenue by Cardinal Health’s release of Forward Order inventory, (i) we would need to experience substantial growth in the number of hospitals using its products during 2012 and 2013, (ii) we would need to buyback any excess inventory from Cardinal Health, or (iii) Cardinal Health would need to decide not to use its excess inventory to partially meet customer demand.  If we were to buyback excess inventory from Cardinal Health, this also could have a significant negative impact on our earnings, financial position and our liquidity.

Hardware Effect on Revenue and Cost of Revenue

We generally provide our SurgiCounter™ scanners and related software to all hospitals at no cost when they adopt our Safety-Sponge® System. We generally no longer engage in direct SurgiCounter™ scanner sales and anticipate only recognizing revenue associated with our SurgiCounter™ scanners in connection with reimbursement arrangements we have with Cardinal Health under our agreement with them. We anticipate that there will be a shift in product mix from the growing number of scanners that we have given customers out in the field, which will cause our gross margins to decline due to depreciation expense of these scanners being recorded in cost of revenue. However, we also anticipate that if we experience a significant increase in volume of surgical sponge revenue due to the growing number of implementations we have ongoing, it will eventually offset the effects of including growing depreciation expense for the scanners in the cost of revenue.

Sources of Revenues and Expenses

Revenues

We generate revenue primarily from the sale of surgical sponges used in our Safety-Sponge® System to our exclusive distributor, who then sells directly and through sub-distributors to hospitals that have adopted our Safety-Sponge® System. We expect hospitals that adopt our Safety-Sponge® System to commit to its use and thus provide a recurring source of revenue from ongoing sales of surgical sponges and other products used in our system. We recognize revenue from the sale of surgical sponges upon shipment to our distributor because most of our surgical sponge sales are to our distributor, FOB shipping point. There is typically a delay between the time we begin incurring costs associated with our new customer arrangements and the time we begin generating revenue from such arrangements.

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

Sales and marketing expenses

Our sales and marketing expenses consist primarily of salaries and related employee benefits, sales commissions and support costs, professional service fees, travel, education, trade show and marketing costs.  Sales and marketing also includes our implementation costs, which consists mostly of contract labor for nurses specialized in Operating Room procedures, related travel expenses, and technical service fees.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and related employee benefits, professional service fees, expenses related to being a public entity, and depreciation and amortization expense.

Total other income (expense)

Other income and expense consists of interest income earned or interest expense incurred.

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

Inventories, net

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

Goodwill

Our goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of SurgiCount Medical, Inc., which we acquired in February 2005. We review goodwill for impairment at least annually in the fourth quarter, as well as whenever events or changes in circumstances indicate its carrying value may not be recoverable.  We first assess qualitative factors to determine if it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU No. 2011-08, we assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value, including goodwill. In the event we determine that it is more likely than not that our sole reporting unit’s fair value is less than its carrying amount, quantitative testing would be performed comparing recorded values to estimated fair values. As part of our goodwill qualitative testing process, we evaluate various factors to determine whether it is reasonably likely that management’s assessment would indicate a material impact on the fair value of our reporting unit. Examples of factors assessed in the qualitative approach are cash flow forecasts of our reporting unit, the strength of our balance sheet, changes in strategic outlook or organizational structure, industry and market changes and macroeconomic indicators.

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

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP we disclose and discuss non-Forward Order revenues, a non-GAAP measure derived from results based on GAAP. The presentation of this additional information is not meant to be considered superior to, in isolation of or as a substitute for results prepared in accordance with GAAP. Non-Forward Order revenues should not be considered as an alternative to revenue (determined in accordance with GAAP) or as an indication of our performance, but we believe non-Forward Order revenues is important because it focuses on the current hospital customer demand for our product and the true performance of our operations by excluding the impact of the Forward Order revenue recognized. See discussion below in “Results of Operations”.

Working capital is a non-GAAP financial measure that management uses to assess the Company’s performance. Management believes working capital provides investors with an additional view of the Company’s liquidity and ability to repay current obligations. We calculate working capital less deferred revenue as this amount relates to hardware reimbursement payments from Cardinal Health a non-cash liability. The presentation of this additional information is not meant to be considered superior to, in isolation of or as a substitute for results prepared in accordance with GAAP. This calculation of working capital should not be considered as an alternative (determined in accordance with GAAP) or as an indication of our performance. Our calculation of working capital, not including deferred revenue, may not be comparable to similarly titled measures reported by other companies. See discussion below in “Financial Condition, Liquidity and Capital Resources”.

Results of Operations

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

As of the end of the first quarter of 2012, the number of facilities using our Safety-Sponge® System grew to 149. This compares to approximately 74 facilities using the Safety-Sponge® System at the end of the first quarter of 2011, representing year over year growth in our installed customer base of 101%.  As of the date of this filing approximately 175 facilities are using the Safety-Sponge® System.  Although not necessarily proportional to future revenue, the number of hospitals using our products is a relevant general indicator of our underlying business.

Revenue

Total revenue for the three months ended March 31, 2012 was $3.1 million. This compares with total revenue for the three months ended March 31, 2011 of $2.0 million, representing year over year growth in reported quarterly revenue of 57%.  First quarter 2011 revenue of $2.0 million included approximately $0.6 million of revenue from filling a $10 million Forward Order to our exclusive distributor, Cardinal Health.  There was no revenue reported from the delivery of Forward Order inventory during the first quarter of 2012.  Excluding the effect of the Forward Order on reported first quarter 2011 revenue, first quarter 2012 year over year revenue growth was 131%.  The primary reason behind this revenue growth is the successful growth in the number of facilities using our Safety-Sponge® System.

We ended the first quarter of 2012 with outstanding backorders of $1.2 million.  We expect to ship the vast majority, if not all, of these backorders during the second quarter of 2012.  Though for a number of reasons we expect to have outstanding backorders at the end of reporting period, the $1.2 million at the end of the first quarter was abnormally high compared to historical end of period backorder levels for a variety of reasons, including the timing of the receipt of a large number of orders late in the quarter and an unexpected delay in the receipt of inventory from our contract manufacturer to fulfill those orders.

Cost of revenue

Costs of revenue of $1.9 million increased by $0.8 million or 79% for the three months ended March 31, 2012 as compared to cost of revenue of $1.0 million for the same period in 2011.  This increase was mostly from growth experienced in the number of new customer hospitals which adopted our product.  In addition, our cost of revenue in the first quarter of 2012 was impacted by a growing amount of scanner hardware non-cash depreciation resulting from the fact that we no longer primarily sell the hardware used with our Safety-Sponge® System (see “Factors effecting Past and Future Results — Reduction in Hardware Revenue”).  Our cost of revenue as a percentage of revenue increased to 60% during the first quarter of 2012 as compared to 53% in the first quarter 2011. This increase in cost of revenue was attributable primarily to higher non-cash depreciation expense included in our cost of revenue in the first quarter of 2012, as compared to the first quarter of 2011. The higher depreciation reflected larger amounts of hardware that were purchased by us in order to support new hospital implementations. Our cost of revenue during the first quarter 2012 included depreciation expense and other related equipment costs totaling $275 thousand, while our first quarter of 2011 cost of revenue included depreciation and other related equipment costs of $181 thousand, a 52% increase.

Gross profit

Gross profit totaled $1.2 million for the three months ended March 31, 2012, an increase of $307 thousand, or 33%, compared to gross profit of $0.9 million during the first quarter of 2011.  In addition to closing out the Forward Order in the prior year, our gross profit for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 was negatively impacted primarily by the higher non-cash depreciation expense associated with the larger number of new scanning equiment provided to new customers, and to a lesser extent from higher pricing we paid to our contract manufacturer for our sponge products to partially offset higher labor costs and exchange rate changes.

Operating expenses

Operating expenses totaled $2.5 million for the quarter ended March 31, 2012, an increase of $0.8 million, or 44%, compared to $1.8 million of operating expenses during the same period in 2011. The increase in operating expenses was primarily due to higher one-time costs associated with a significantly larger number of new customer implementations during the first quarter of 2012 as compared to the first quarter of 2011.  During the first quarter of 2012 we successfully implemented 51 new customer facilities, the most new customer facilities we have ever implemented during a three month time period in our history.  This compares to 4 new customer facilities implemented during the first quarter of 2011.  Total one-time implementation costs in the first quarter of 2012 were approximately $0.6 million, as compared to approximately $0.1 million during the first quarter of 2011. One-time expenses associated with implementing new customer facilities include utilizing per diem clinical and IT personnel for upfront staff clinical and technical training and on-site support during the implementation process, associated travel expenses and other implementation related expenses.  Additionally, during the first quarter of 2012 we began the implementation of a new customer comprised of over 130 hospital facilities.  The relatively fast pace with which we are implementing these new facilities is resulting in modestly higher per facility implementation costs than we otherwise would expect to incur. Also during the first quarter of 2012 we expanded our operations to include a new warehouse facility to support our growing business and added appropriate staffing for that facility.  In total this expansion added approximately $26 thousand in operating expenses.

Research and development expenses

Research and development expenses totaled $148 thousand for the quarter ended March 31, 2012, an increase of $118 thousand, or 401%, compared to $29 thousand during the same period in 2011. The increase year over year was primarily due to expanded investment in resources to improve and expand our product offering.

Sales and marketing expenses

Sales and marketing expenses totaled $1.3 million for the quarter ended March 31, 2012, an increase of $640 thousand, or 97%, compared to $659 thousand during the same period in 2011.  The increase in sales and marketing expenses during the first quarter of 2012 as compared to the prior year's quarter was due primarily to the higher one-time implementation expenses to support new facility implementations during the period.  One-time expenses associated with implementing new customer facilities include utilizing per diem clinical and IT personnel for upfront staff clinical on-site support during the implementation process, associated travel expenses and other implementation related expenses.  During the first quarter of 2012 we successfully implemented 51 new customer facilities, the most in any three month time period in our history.  This compares to 4 new customer facilities implemented during the first quarter of 2011.

General and administrative expenses

General and administrative (“G&A”) expenses totaled $1.1 million for the quarter ended March 31, 2012, representing an increase of $20 thousand, or 2%, compared to G&A expenses of $1.1 million during the same period in 2011. The slight increase in G&A expenses during the first quarter 2012 as compared the first quarter of 2011 were due to adding modest headcount resources to support operations and public company compliance expenses.

Total other income (expense)

We reported other income of $4 thousand for the quarter ended March 31, 2012, compared to other income of $206 thousand for the quarter ended March 31, 2011.  During most of 2011 we had warrant derivative liabilities which required us to mark the warrants to market prices each quarter, resulting in other income or expense.  These derivative liability warrants were fully exchanged for new warrants during the fourth quarter of 2011, that were recorded as equity (and not derivative liabilities) which do not require a mark to market adjustment each quarter.

Provision for Income Taxes

We had a $4 thousand tax expense for the three months ended March 31, 2012, compared to a $4 thousand tax expense during the same three month period in 2011.

Net loss

We had a net loss of $1.4 million applicable to common stockholders for the three months ended March 31, 2012 compared to a net loss of $752 thousand for the same period in 2011 for the reasons described above.

Financial Condition, Liquidity and Capital Resources

We had cash and cash equivalents of $1.5 million at March 31, 2012 compared to $3.7 million at December 31, 2011.  As of March 31, 2012 we had total current assets of $6.7 million and total current liabilities of $5.1 million resulting in a positive working capital of $1.6 million, compared to $4.0 million in working capital as of December 31, 2011. Current liabilities as of March 31, 2012 include deferred revenue of $1.1 million relating to hardware reimbursement payments from Cardinal Health, which is a non-cash liability. Excluding this non-cash liability, our current liabilities would have been $4.0 million as of March 31, 2012, giving us an adjusted positive working capital of $2.7 million. We believe our sources of funding are sufficient to satisfy our anticipated cash requirements through the next 12 months as we expect the business to generate improved cash flow from operations as result of our growing installed base of customer facilities. We may seek financing to fund future growth for periods beyond the next 12 months, through future offerings of equity or agreements with strategic partners to help fund our growth and the development of future products and technologies. However, we can offer no assurances that we will be able to obtain additional funding on acceptable terms, if at all. Management continually evaluates our liquidity needs and whether to increase capital resources. See Item 1A “Risk Factors” in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2011 for additional information on factors that could impact our future liquidity and capital resources.

Operating activities

We used $557 thousand of net cash during the three months ended March 31, 2012, almost entirely for funding new customer implementation costs including purchasing sponge and hardware inventory, as well as up front one-time implementation costs. Our net loss of $1.3 million for the first quarter of 2012 included non-cash charges in the form of stock-based compensation, amortization of intangible assets and depreciation. These noncash charges totaled $567 thousand during the three months ended March 31, 2012.

Cash provided by working capital and other assets during the three months ended March 31, 2012 was $177 thousand. Working capital is comprised primarily of accounts receivable, inventory, other assets, deferred revenue and other liabilities. Accounts receivable increased by $636 thousand or 49% during the three months ended March 31, 2012, as compared to fiscal year end 2011, reflecting timing of sales and our increased non-Forward Order revenue. Inventory increased by $489 thousand or 18% during the three months ended March 31, 2012, as compared to fiscal year end 2011, due to our business growth and safety stocks required.  Accounts payable increased by $664 thousand or 24%, representing mostly the additional inventory of both sponges and hardware ordered for the growing business, and the increased implementation costs which include contract nurse per diems, travel costs and technical support.  In total our net cash used in operating activities during the first quarter 2012 was $558 thousand, which primarily represented the approximately $0.6 million of implementation expenses mentioned above (under operating expenses). Excluding these implementation expenses, our cash flow from operations would have been slightly positive.

Deferred revenue as of March 31, 2012 of $1.1 million represents a significant non-cash adjustment to our net loss, having increased by $558 thousand or 102% during the three months ended March 31, 2012, as compared to fiscal year end 2011. This increase in deferred revenue was a result of the large surge in implementations during the first quarter 2012 and Cardinal Health’s agreement to reimburse half of the costs of hardware typically provided to our customers at no cost.

We used $2.6 million of net cash from operating activities in the three months ended March 31, 2011. This included the payment of $2.2 million to our contract manufacturer, A Plus, to pay for amounts past due to them from previous periods which were paid upon the receipt by us of proceeds of a private placement closed on March 29, 2011 and March 30, 2011. Non-cash adjustments to reconcile net income to net cash used in operating activities plus changes in operating assets and liabilities used $2.1 million of cash for the three months ended March 31, 2011.  These significant non-cash adjustments primarily reflect the stock and warrant based compensation to employees and directors and adjustments to reflect the change in fair value of our warrant derivative liability, along with activity relating to shipments to Cardinal Health related to the Forward Order

Investing activities

We used $1.6 million of net cash in investing activities during the three months ended March 31, 2012, almost entirely for the purchase of scanners and related hardware used in our Safety-Sponge® System to support new customer implementations. This compares to using $81 thousand of net cash in investing activities during the three months ended March 31, 2011, which again were primarily for the purchase of scanners and related hardware for implementing our Safety Sponge® System at new customers.

Financing activities

We used $19 thousand of net cash from financing activities in the three months ended March 31, 2012 for paying dividends on our preferred stock.

During the year 2011 we generated $6.9 million of net cash from financing activities primarily from the net proceeds of a $7.1 million private placement completed in March 2011, along with less significant financing activities from the exercise of employee stock options, offset by the payment of preferred stock dividends and other stock issuance costs.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of March 31, 2012, other than our office leases and employment agreements with key executive officers, we had no material commitments other than the liabilities reflected in our condensed consolidated interim financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: May 15, 2012	By: /s/ Brian E. Stewart
Brian E. Stewart, President and Chief
Executive Officer

Date: May 15, 2012	By: /s/ David C. Dreyer
David Dreyer, Executive Vice President,
Chief Financial Officer, and Secretary