Form 10-Q
period 2012-06-30
Patient Safety Technologies, Inc
filed 2012-08-10
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of outstanding shares of the registrant’s common stock, par value $0.33 per share, as of July 30, 2012 was 36,998,489.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATIENT SAFETY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,845,868	$3,668,524
Accounts receivable	1,569,554	1,307,510
Inventories, net	3,154,518	2,772,117
Prepaid expenses	41,607	180,802
Total current assets	10,611,547	7,928,953

Property and equipment, net	3,988,987	1,691,961
Goodwill	1,832,027	1,832,027
Patents, net	2,301,671	2,464,142
Other assets	37,462	40,463
Total assets	$18,771,694	$13,957,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,220,058	$2,808,524
Accrued liabilities	472,714	574,917
Deferred revenue	1,612,594	545,027
Total current liabilities	6,305,366	3,928,468

Commitments and contingencies (Note 11)

Stockholders’ equity :
Series A preferred stock, $1.00 par value, cumulative 7% dividend: 1,000,000 shares authorized; 10,950 issued and outstanding at June 30, 2012 and December 31, 2011; (Liquidation preference of $1.1 million at June 30, 2012 and December 31, 2011)	10,950	10,950
Series B convertible preferred stock, $1.00 par value, cumulative 7% dividend: 150,000 shares authorized; 68,108 issued and outstanding at June 30, 2012 and 65,864 issued and outstanding at December 31, 2011; (Liquidation preference of $6.8 million at June 30, 2012 and $6.6 million at December 31, 2011)	68,108	65,864
Common stock, $0.33 par value: 100,000,000 shares authorized; 36,998,489 shares issued and outstanding at June 30, 2012 and 34,020,255 shares issued and outstanding at December 31, 2011	12,209,501	11,226,684
Additional paid-in capital	61,275,304	57,733,790
Accumulated deficit	(61,097,535)	(59,008,210)
Total stockholders’ equity	12,466,328	10,029,078
Total liabilities and stockholders’ equity	$18,771,694	$13,957,546

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$4,403,476	$2,568,770	$7,505,734	$4,539,426
Cost of revenue	2,548,247	1,296,130	4,413,878	2,337,231
Gross profit	1,855,229	1,272,640	3,091,856	2,202,195

Operating expenses:
Research and development	141,842	24,298	289,484	53,760
Sales and marketing	1,084,511	674,416	2,383,607	1,333,452
General and administrative	1,152,704	985,584	2,244,570	2,057,480
Total operating expenses	2,379,057	1,684,298	4,917,661	3,444,692

Operating loss	(523,828)	(411,658)	(1,825,805)	(1,242,497)

Other income (expense):
Interest income (expense), net	(795)	213	3,083	(3,979)
Gain on change in fair value of warrant derivative liability	-	14,360	-	224,622
Other income	-	227,617	-	227,617
Total other income (expense)	(795)	242,190	3,083	448,260

Loss before income taxes:	(524,623)	(169,468)	(1,822,722)	(794,237)
Income tax provision	-	-	(3,712)	(3,773)
Net loss	(524,623)	(169,468)	(1,826,434)	(798,010)
Preferred dividends	(132,369)	(124,103)	(262,891)	(248,062)
Net loss applicable to common shareholders	$(656,992)	$(293,571)	$(2,089,325)	$(1,046,072)

Loss per common share:
Basic and Diluted	$(0.02)	$(0.01)	$(0.06)	$(0.04)

Weighted average common shares outstanding:
Basic and Diluted	35,260,243	33,517,845	34,641,399	28,857,952

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:

Net loss	$(1,826,434)	$(798,010)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation	707,935	251,150
Amortization of patents	162,470	162,470
Stock-based compensation	397,417	336,392
Gain on reduction of contingent tax liability	—	(223,524)
Gain on change in fair value of warrant derivative liability	—	(224,622)
Changes in operating assets and liabilities:
Accounts receivable	(262,044)	96,787
Inventories	(382,401)	(82,502)
Prepaid expenses	139,196	60,815
Other assets	3,001	(13,175)
Accounts payable	1,411,534	(931,138)
Accrued liabilities	(102,203)	(299,594)
Deferred revenue	1,067,567	(1,101,770)
Net cash provided by (used in) operating activities	1,316,038	(2,766,721)

Investing activities:
Purchase of property and equipment	(3,004,960)	(203,959)
Net cash used in investing activities	(3,004,960)	(203,959)

Financing activities:
Proceeds from issuance of common stock	3,499,997	7,112,500
Payments for common stock issuance costs	(65,240)	(285,777)
Payments of preferred stock series A dividends	(38,325)	(38,325)
Payments of convertible preferred stock series B dividends	(166)	(631)
Proceeds from exercise of stock options	470,000	—
Net cash provided by financing activities	3,866,266	6,787,767

Net increase in cash and cash equivalents	2,177,344	3,817,087
Cash and cash equivalents at beginning of period	3,668,524	1,896,034
Cash and cash equivalents at end of period	$5,845,868	$5,713,121

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$3,712	$3,773
Non cash investing and financing activities:
Payment of Series B preferred dividends in preferred B shares	$224,400	$210,500
Issuance of common shares previously earned	$990	$26,674

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable sections of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to make the financial statements not misleading. The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited financial statements. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (as amended).  Results of the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 2012.

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

Inventories

Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis. Inventory consists of the Company's sponge and towel product as well as scanners and related hardware used in the Safety Sponge System ®.  The FIFO cost for all inventories approximates replacement cost.

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

Property and Equipment

Property and equipment is stated at cost. The Company's property and equipment consists mainly of scanners and related hardware used in the Safety Sponge System ® which are located at our customer facilities for their use at no additional cost. Depreciation expense associated with this hardware is recorded in cost of revenue. Depreciation is amortized straight-line over the estimated useful lives of three to seven years. Upon retirement or disposition of equipment, the related cost and accumulated depreciation or amortization is removed and a gain or loss is recorded, as applicable.

3. LOSS PER COMMON SHARE

Loss per common share is determined by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding. The Company complies with FASB (“Financial Accounting Standards Board”) Accounting Standards Codification (“ASC”) 260-10 Earnings Per Share, which requires dual presentation of basic and diluted loss per share on the face of the condensed consolidated statements of operations. Basic loss per common share excludes dilution and is computed by dividing loss attributable to common stockholders by the weighted-average common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if convertible preferred stock, options and warrants were to be exercised or converted or otherwise resulted in the issuance of common stock that then shared in the earnings of the entity.

For the three and six month periods ended June 30, 2012 and 2011, shares associated with the convertible preferred stock plus only the warrants and options of 17,026,203 and 18,452,419, respectively, have a value in excess of the average stock price during the three and six month periods ending June 30, 2012 and 2011, respectively. Because the effects of these securities are anti-dilutive, shares of common stock underlying these instruments have been excluded from the computation of loss per common share for the three and six months ended June 30, 2012.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	June 30,	December 31,
	2012	2011
Computer software and equipment	$1,470,899	$1,504,971
Furniture and equipment	73,680	70,571
Hardware for customer use	5,324,544	2,288,621
Property and equipment, gross	6,869,123	3,864,163
Less: accumulated depreciation	(2,880,136)	(2,172,202)
Property and equipment, net	$3,988,987	$1,691,961

Depreciation expense for the three and six months ended June 30, 2012 was $422 thousand and $708 thousand, of which $393 thousand and $650 thousand was recorded as hardware cost of revenues, respectively. Depreciation expense for the three and six months ended June 30, 2011 was $121 thousand and $251 thousand, of which $109 thousand and $215 thousand was recorded as hardware cost of revenue, respectively.

5. DEFERRED REVENUE

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

6. STOCKHOLDER’S EQUITY

Issuance of Common stock

On May 18, 2012 the Company closed a financing transaction pursuant to a Common Stock Purchase Agreement (the “Purchase Agreement”) dated May 15, 2012 with certain accredited investors (the “Buyers”), most of whom are previous purchasers of the Company’s securities and all of whom are accredited investors, including Wenchen ("Wayne") Lin, a member of the Company’s Board of Directors, as defined under Rule 501(a) of Regulation D of the Securities Act of 1933, as amended.

Pursuant to the Purchase Agreement, the Company issued to the Buyers an aggregate of 2,499,998 shares of our Common Stock at a purchase price of $1.40 per share (or $3,499,997 in gross proceeds), payable in cash. The Company incurred common stock issuance costs of approximately $65 thousand.

The use of proceeds is general corporate purposes.

Registration Rights Agreement

As contemplated by the Purchase Agreement, on the Closing Date the Company also entered into a Registration Rights Agreement with the Buyers, (the “Registration Rights Agreement”).  Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement to register the Stock issued to the Buyers in the Financing within 45 days, and have such registration statement declared effective within 150 days of the Closing Date. In addition to the foregoing mandatory registration, the Company also granted to the Buyers demand and “piggyback” registration rights.  The Company has agreed to pay substantially all of the costs and expenses related to the filing of the registration statement and any underwritten public offering required pursuant to the Registration Rights Agreement. The mandatory registration was filed on Form S-1 on July 2, 2012 and declared effective by the Securities and Exchange Commission (“SEC”) on July 16, 2012 and the Company has agreed to use commercially reasonable efforts to maintain the effectiveness of the registration statement for three years after the registration statement becomes effective.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

7. WARRANTS

The following table summarizes warrants to purchase common stock activity for the period ended June 30, 2012:

	Number of Warrants	Range of Exercise Price
Warrants outstanding at December 31, 2011	4,962,645	$0.75- 4.00
Cancelled/Expired	(602,000)	$2.00
Exercised	(38,377)	$0.75
Warrants outstanding at June 30, 2012	4,322,268	$0.75 - 4.00

At June 30, 2012, stock purchase warrants will expire as follows:

	# of Warrants	Range of Exercise Price
2012 (remaining)	216,000	$1.40-2.00
2013	1,711,060	$0.75-1.40
2014	1,890,000	$1.82-4.00
2015	505,208	$1.25
Total	4,322,268	$0.75-4.00

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

8. STOCK OPTION PLANS

The following tables set forth information on our equity compensation plans.

All options that the Company granted during the six months ended June 30, 2012 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Six Months Ended June 30,
	2012	2011
Weighted average risk free interest rate	1.02%	2.56%
Weighted average life (in years)	6.10	6.08
Weighted average volatility	89.0%	92.3%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.93	$0.62
Estimated forfeiture rate	5%	0%

A summary of stock option activity for the six months ended June 30, 2012 is presented below:

Outstanding Options
Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2011	6,179,377	$1.19	7.52	$2,044,176
Options granted (2)	438,400	$1.26	9.62	—
Exercised	(450,000)	$1.04	—	—
Forfeited	(209,500)	$2.05	—	—
Balance at June 30, 2012	5,958,277	$1.18	7.83	$4,166,412
Vested and exercisable as of June 30, 2012	3,467,176	$1.33	7.28	$2,269,313
Unvested and expected to vest as of June 30, 2012	2,366,628	$0.97	8.59	$1,802,300

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.73 of the Company’s common stock at June 30, 2012.
(2)	Includes 230,000 non-qualified options and 40,000 incentive stock options that were issued outside the 2005 and 2009 stock option plans which are all outstanding as of June 30, 2012.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

The total grant date fair value of stock options granted for the three and six months ended June 30, 2012 was $65 thousand and $406 thousand, respectively. For the three and six months ended June 30, 2012, stock option based compensation was $195 thousand and $395 thousand, respectively.

The total grant date fair value of stock options granted during the three and six months ended June 30, 2011 was $7 thousand and $81 thousand, respectively. For the three and six months ended June 30, 2011 stock option based compensation was $187 thousand and $336 thousand, respectively.

As of June 30, 2012, there was $1.8 million of unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.48 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

9. RELATED PARTY TRANSACTIONS

A Plus International, Inc.

During the three and six months ended June 30, 2012 the Company purchased approximately $1.9 million and $4.8 million in connection with the manufacture of surgical products used in the Safety-Sponge® System by A Plus International, Inc. (“A Plus”), of which the vast majority was recognized in cost of revenue. At June 30, 2012 and December 31, 2011, the Company’s accounts payable included $3.0 million and $1.2 million owed to A Plus in connection with the purchase of surgical products used in the Safety-Sponge® System, respectively. Wayne Lin, a Director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

10. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

During the three and six months ended June 30, 2012 and 2011, due to its exclusive distribution agreement with Cardinal Health, the Company had one customer which for both periods represented in excess of 99% of total revenue, and 99% (of which 54% related to receivables on surgical sponge and towel sales and 45% related to reimbursements for hardware costs) of total accounts receivables.

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

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

11.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company discloses material loss contingencies deemed to be reasonably possible and accrues for loss contingencies when, in consultation with the Company’s legal advisors, the Company concludes that a loss is probable and reasonably estimable.  Except as otherwise indicated, the possible losses relating to the matters described below are not reasonably estimable.  The ability to predict the ultimate outcome of such matters involves judgments, estimates and inherent uncertainties. The actual outcome of such matters could differ materially from management’s estimates.

On June 12, 2012, the Company filed a complaint in the United States District Court for the Central District of California (Case No. SACV12-00937 DOC) alleging infringement of United States Patent No. 5,931,824 entitled "Identification and Accountability System for Surgical Sponges" by ClearCount Medical Solutions, Inc. (the "Complaint"). The Complaint seeks damages and injunctive relief relating to ClearCount's allegedly infringing sales of its SmartSponge System and SmartSponge Flex Products.

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2012 through the date of the filing of this Report. The Company did not have any material subsequent events that require adjustment or disclosure in these financial statements other than on July 31, 2012 a change in par value of the Company's common stock from $0.33 to $0.0001 effected by an amendment to the Company's charter which was approved by the Company's board of directors and stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and the description of our business appearing in our annual report on Form 10-K for the year ended December 31, 2011 (as amended).  This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”.

Overview

We focus on the development, marketing and sale of products designed to improve patient outcomes and reduce costs in the healthcare industry. We conduct our business through our wholly owned subsidiary, SurgiCount Medical, Inc. Our proprietary Safety-Sponge® System is a patented solution designed to eliminate one of the most common errors in surgery, retained surgical sponges, and the human and economic costs associated with this surgical mistake.  The Safety-Sponge® System consists of a line of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system. We generate recurring revenue derived from the sale of surgical sponges and towels to our customer facilities that utilize our products in surgical procedures. We estimate that since inception of the Safety Sponge System® over 101 million of our Safety-Sponges® have been successfully used in more than 4.8 million surgical procedures. We sell our Safety-Sponge® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners.  Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus, a leading China-based manufacturer of disposable medical and surgical supplies. Our sponge and towel products are distributed through Cardinal Health, which provides us sales, marketing and logistics support and the fulfillment of our products to our end user hospitals by both delivering our products directly to our end user hospitals and where appropriate through alternative distributors. As of the quarter ended June 30, 2012 and as of the date of the filing of this Report we had approximately 215 and 235 facilities using the Safety-Sponge® System, respectively, all of which are located in the U.S. This compares to approximately 77 facilities using our system as of the quarter ended June 30, 2011. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business. Once implemented, the vast majority of our user hospitals use the Safety-Sponge® System across all of their relevant surgical and OB/GYN procedures.

We generated revenues of $7.5 million and $4.5 million during the six months ended June 30, 2012 and 2011, respectively. The first two quarters of 2011 revenue included approximately $1.1 million of revenue from the fulfillment of a $10.0 million stocking order in accordance with the terms of our exclusive distributor arrangement with Cardinal Health (the “Forward Order”). There was no revenue reported in the first two quarters of 2012 from fulfilling the Forward Order. Under certain circumstances the Forward Order inventory held by Cardinal Health could negatively impact our future 2012 and 2013 revenues and cash flows.  Please refer to our section in this Form 10-Q below in the section called “Factors Affecting Past and Future Results— Cardinal Health Supply Agreement” for more information on the potential impact of the Forward Order.

Factors Affecting Past and Future Results

140+ Hospital Integrated Delivery Network Agreement

On September 28, 2011, the Company announced that it signed an agreement, effective October 1, 2011, to implement the SurgiCount Safety-Sponge ® System in one of the largest hospital operators in the U.S.  Though the agreement itself does not call for or require a minimum number of hospitals, SurgiCount and the operator are actively planning for the implementation of the Safety-Sponge® System across all of the more than 140 hospitals that it operates. To date, the Company has successfully implemented the Safety-Sponge ® System in approximately 70% of these hospitals, with the remaining hospitals expected to be implemented by the end of the quarter ending September 30, 2012. The addition of these incremental hospitals will significantly expand the Company's installed base of customer facilities.

Cardinal Health Supply Agreement

In November 2006, we began an exclusive distribution relationship with Cardinal Health to supply hospitals that have adopted our Safety-Sponge® System with our sponge and towel products.  This original agreement had a term of 36 months, and automatically renewed for successive 12 month periods unless terminated early in accordance with its terms.

In November 2009, we renewed our distribution relationship with Cardinal Health through the execution of a new Supply and Distribution Agreement. This new agreement had a five-year term expiring in 2014 and names Cardinal Heath as our exclusive distributor in the United States, Puerto Rico, and Canada of the current sponge and towel products used in our proprietary Safety-Sponge® System.  Though Cardinal Health is our exclusive distributor in these geographical areas, the terms of our agreement with Cardinal Health do not limit the sales of our products to only direct customers of Cardinal Health. Our products are available to every hospital that wishes to purchase them through their existing distribution relationships, whether with Cardinal Health or a competitor.  In the event an end user hospital customer of ours does not have a distribution relationship with Cardinal Health, Cardinal Health then distributes our products directly to the alternative distributor that works with that hospital.

In connection with the execution of the new agreement in November 2009, Cardinal Health issued the Forward Order, which was a $10.0 million stocking purchase order for products used in our Safety-Sponge® System that called for deliveries of that stocking inventory over a 12-month period.  Cardinal Health initially paid us $8.0 million as partial pre-payment of the Forward Order, and agreed to pay $2.0 million directly to A Plus, to be used to pay for product that A Plus later invoiced us related to the Forward Order. Cardinal Health also agreed to maintain normal ordering patterns and volumes for purchasing our Safety-Sponge® products throughout 2010 and to not use any of the inventory delivered under the Forward Order to meet immediate hospital demand. In late 2010, Cardinal Health requested, and we agreed, to change the product mix of the Forward Order.  However, because the products Cardinal Health requested were not immediately available, Cardinal Health agreed to take delivery of the remaining inventory on a modified schedule. As of December 31, 2010 we had delivered approximately $8.9 million of the $10 million Forward Order, and we delivered the remaining $1.1 million of Forward Order inventory in the first half of 2011.

In March 2011, Cardinal Health and the Company signed an amendment to the Supply and Distribution agreement. The Amended Supply and Distribution Agreement revised a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding setting target inventory levels and defining a formula for determining the excess inventory of our products held by Cardinal Health. At that time Cardinal Health agreed to not sell any of the Forward Order inventory until calendar year 2012.  We also agreed to a methodology for the amount of the Forward Order inventory Cardinal Health would be able to sell to our customers each month, establishing a more orderly inventory release process that would help to minimize the impact this inventory release would have on our sales during 2012.

On September 28, 2011, we announced an agreement to implement the Safety-Sponge® System with a large hospital group with over 140 hospitals, with implementations stating in 2012 and expected to be completed by third quarter for fiscal year end 2012. The magnitude of this large implementation compelled us to prioritize our resources in order to scale up for costs associated with the large implementation, including needing to buy more sponge and towel inventory and scanners, as well as hiring and training more staff to support the implementations. As a result of this and other factors, management approached Cardinal Health in late 2011 to discuss the timing of when Cardinal Health would begin to release the Forward Order inventory. Cardinal Health agreed to delay the release of Forward Order inventory until April 1, 2012, to allow both sides additional time to negotiate a possible revision to the previously agreed upon terms, including for the release of the Forward Inventory. As of the date of this Quarterly Report on Form 10-Q was filed, no final agreement has been reached with Cardinal Health on changing the previously agreed upon terms, including setting a date to start releasing Forward Order inventory.  Cardinal Health also has not initiated any work off of Forward Order inventory.

Should Cardinal Health have any excess inventory on the date we mutually agreed for having Cardinal Health start releasing Forward Order inventory, and should Cardinal Health begin selling the excess inventory it holds to partially meet customer demand, our reported revenues and cash flows will be negatively affected. The magnitude of this negative impact on our 2012 and 2013 revenue and cash flows will depend on a number of factors, including but not limited to how much excess inventory Cardinal Health actually has on hand in 2012, whether the Company chooses to purchase some or all of this excess inventory, and what our actual sales growth rates are during 2012 and 2013. Actual sales during 2012 and 2013 will depend on a number of factors, including but not limited to actual end-user demand and Cardinal Health’s estimates of what inventory levels it needs to meet that demand.  Management has no immediate plans to repurchase Cardinal Health’s excess inventory. However we will consider this option should an appropriate opportunity arise. While we have not provided any estimates of what we expect 2012 or 2013 sales growth to be, in order to prevent a significant negative impact to our 2012 and 2013 revenue by Cardinal Health’s release of Forward Order inventory, (i) we would need to experience substantial growth in the number of hospitals using our products during 2012 and 2013, (ii) we would need to buyback any excess inventory from Cardinal Health, or (iii) Cardinal Health would need to decide not to use its excess inventory to partially meet customer demand.  If we were to buyback excess inventory from Cardinal Health, this also could have a significant negative impact on our earnings, financial position and our liquidity.

Hardware Effect on Revenue and Cost of Revenue

We generally provide our SurgiCounter™ scanners and related software to all hospitals at no cost when they adopt our Safety-Sponge® System. We generally no longer engage in direct SurgiCounter™ scanner sales and anticipate only recognizing revenue associated with our SurgiCounter™ scanners in connection with reimbursement arrangements we have with Cardinal Health under our agreement with them. We anticipate that there will be a shift in product mix based on the growing number of scanners that we have given customers out in the field, which will cause our gross margins to decline due to depreciation expense of these scanners being recorded in cost of revenue. However, we also anticipate that if we experience a significant increase in volume of surgical sponge revenue due to the growing number of implementations we have ongoing, it will eventually offset some of the effects of including growing depreciation expense for the scanners recorded in the cost of revenue.

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

Cost of revenue

Our cost of revenue consists primarily of our direct product costs for surgical sponges and products from our exclusive third-party manufacturer. We also include a reserve expense for obsolete and slow moving inventory in cost of revenue. In addition, when we provide (rather than sell) scanners to hospitals for their use, we include only the depreciation expense of the scanners in cost of revenue (not the full product cost).  We estimate the useful life of the scanners to be three years. However, on rare occasions, if we sell the scanners to hospitals, our cost of revenues includes the full product cost when shipped.

Research and development expenses

Our research and development expenses consist of costs associated with the design, development, testing and enhancement of our products including sponges & towels, hardware and software. We also include salaries and related employee benefits, research-related overhead expenses and fees paid to external service providers in our research and development expenses.

Sales and marketing expenses

Our sales and marketing expenses consist primarily of salaries and related employee benefits, sales commissions and support costs, professional service fees, travel, education, trade show and marketing costs.  Sales and marketing also includes our initial implementation costs, which consists mostly of contract labor for nurses specialized in operating room procedures who support customer hospital nurses in the field during the implementation of our system, their related travel expenses, and technical service fees.

General and administrative expenses

Our general and administrative expenses consist primarily of salaries and related employee benefits, professional service fees, expenses related to being a public entity, and depreciation and amortization expense.

Total other income (expense)

Other income (expense) consists mostly of interest income earned or interest expense incurred.

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

Goodwill

Our goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of SurgiCount Medical, Inc., which we acquired in February 2005. We review goodwill for impairment at least annually in the fourth quarter, as well as whenever events or changes in circumstances indicate its carrying value may not be recoverable. We first assess qualitative factors to determine if it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU No. 2011-08, we assess qualitative factors to determine whether it is more likely than not that a reporting unit’s fair value is less than its carrying value, including goodwill. In the event we determine that it is more likely than not that our sole reporting unit’s fair value is less than its carrying amount, quantitative testing would be performed comparing recorded values to estimated fair values. As part of our goodwill qualitative testing process, we evaluate various factors to determine whether it is reasonably likely that management’s assessment would indicate a material impact on the fair value of our reporting unit. Examples of factors assessed in the qualitative approach are: cash flow forecasts of our reporting unit, the strength of our balance sheet, changes in strategic outlook or organizational structure, industry and market changes and macroeconomic indicators.

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

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP we disclose and discuss non-Forward Order revenues, a non-GAAP measure derived from results based on GAAP. The presentation of this additional information is not meant to be considered superior to, in isolation of or as a substitute for results prepared in accordance with GAAP. Non-Forward Order revenues should not be considered as an alternative to revenue (determined in accordance with GAAP) or as an indication of our performance, but we believe non-Forward Order revenues is important because it provides information about the current hospital customer demand for our product and the performance of our current operations by excluding the impact of the Forward Order revenue recognized. See discussion below in “Results of Operations”.

Adjusted working capital is a non-GAAP financial measure that management uses to assess the Company’s performance. Management believes adjusted working capital provides investors with an additional view of the Company’s liquidity and ability to repay current obligations. We calculate adjusted working capital as working capital (i.e., current assets less current liabilities, each as determined under GAAP) less deferred revenue, as deferred revenue relates to hardware reimbursement payments from Cardinal Health that are a non-cash liability. The presentation of this additional information is not meant to be considered superior to, in isolation of or as a substitute for results prepared in accordance with GAAP. This calculation of adjusted working capital should not be considered as an alternative (determined in accordance with GAAP) or as an indication of our performance.  Our calculation of adjusted working capital, not including deferred revenue, may not be comparable to similarly titled measures reported by other companies. See discussion below in “Financial Condition, Liquidity and Capital Resources”.

Results of Operations

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

As of the end of the second quarter of 2012, the number of facilities using our Safety-Sponge® System grew to 215. This compares to approximately 77 facilities using the Safety-Sponge® System at the end of the second quarter of 2011, representing year-over-year growth in our installed customer base of 179%.  As of the date of this filing approximately 235 facilities are using the Safety-Sponge® System.  Although not necessarily proportional to future revenue, the number of hospitals using our products is a relevant general indicator of our underlying business.

Revenue

Total revenue for the three months ended June 30, 2012 was $4.4 million. This compares with total revenue for the three months ended June 30, 2011 of $2.6 million, representing year-over-year growth in reported quarterly revenue of 71%.  Second quarter 2011 revenue of $2.6 million included approximately $0.5 million of revenue from filling a $10 million Forward Order to our exclusive distributor, Cardinal Health.  There was no revenue reported from the delivery of Forward Order inventory during the second quarter of 2012.  Excluding the effect of the Forward Order revenue reported in second quarter of 2011, second quarter 2012 year over year revenue growth would have been 108%.  The primary reason behind this revenue growth was the rapid growth in the number of facilities now using our Safety-Sponge® System at the end of the second quarter of 2012.

We ended the second quarter of 2012 with minimal back orders of less than $20 thousand.  During the second quarter of 2012 we shipped the outstanding back order of $1.2 million that remained from the first quarter 2012.  For a number of reasons, such as timing of orders received from Cardinal Health and inventory availability, we expect to have outstanding backorders at the end of each quarterly reporting period. However the $1.2 million balance at the end of the first quarter 2012 was abnormally high compared to our historical end-of-period backorder levels, due to the timing of the receipt of a large number of orders from Cardinal Health late in the quarter and an unexpected delay in the receipt of inventory from our exclusive manufacturer to fulfill those late in-quarter orders.

Cost of revenue

Costs of revenue of $2.5 million increased by $1.2 million or 97% for the three months ended June 30, 2012 as compared to cost of revenue of $1.3 million for the same quarterly period in 2011. This increase was mostly from growth experienced in the number of new customer hospitals adopting our products.  In addition, our cost of revenue in the second quarter of 2012 was impacted by a growing amount of non-cash scanner hardware depreciation resulting from the fact that we provide, at no additional cost, scanner hardware to our customer facilities that implement our Safety-Sponge® System (see “Factors effecting Past and Future Results — Reduction in Hardware Revenue”).  Our cost of revenue as a percentage of revenue increased to 58% during the second quarter of 2012 as compared to 50% in the second quarter 2011.  This increase in cost of revenue was attributable to higher non-cash depreciation expense included in our cost of revenue in the second quarter of 2012, as compared to the second quarter of 2011. Depreciation expense included in the cost of sales grew from 4.3% of total revenue in Q2 2011 to 10.0% of total revenue in Q2 2012. This higher depreciation resulted from larger amounts of hardware being purchased to support rapid growth in new hospital implementations. Our cost of revenue during the second quarter 2012 included depreciation expense and other related scanner hardware equipment costs totaling $439 thousand, while our second quarter of 2011 cost of revenue included depreciation expenses of $110 thousand, a 299% increase.

Gross profit

Gross profit totaled $1.9 million for the three months ended June 30, 2012, an increase of $0.6 million, or 46%, compared to gross profit of $1.3 million during the second quarter of 2011.  In addition to concluding the Forward Order in the prior year, our gross profit for the quarter ended June 30, 2012 as compared to the quarter ended June 30, 2011 was negatively impacted primarily by the higher non-cash depreciation expense associated with the larger number of new scanning equipment provided to new customers, and to a lesser extent, from higher pricing that we paid to our contract manufacturer for our sponge products to partially offset higher labor costs and exchange rate changes.

Operating expenses

Operating expenses totaled $2.4 million for the quarter ended June 30, 2012, an increase of $0.7 million, or 41%, compared to $1.7 million of operating expenses during the same quarterly period in 2011. The increase in operating expenses was primarily due to higher one-time costs associated with significantly more customer implementations during the second quarter 2012 as compared to the second quarter of 2011.  During the second quarter of 2012 we successfully implemented 65 new customer facilities, the most new customer facilities we have ever implemented during a three-month time period in our history.  This compares to 3 new customer facilities implemented during the second quarter of 2011.  Total one-time implementation costs in the second quarter of 2012 were approximately $0.5 million, as compared to approximately $0.1 million during the second quarter of 2011.  One-time expenses associated with implementing new customer facilities included utilizing per diem clinical and IT personnel for clinical and technical on-site customer support during the implementation process, along with the associated travel and other implementation related expenses. Additionally, during the second quarter of 2012 we continued the implementation of a new large hospital system customer comprised of over 140 hospital facilities that was originally initiated in the beginning of the first quarter of 2012.  The relatively fast pace with which we are implementing these new facilities is resulting in modestly higher per facility implementation costs than we otherwise would expect to incur.

Research and development expenses

Research and development expenses totaled $142 thousand for the quarter ended June 30, 2012, an increase of $118 thousand, or 484%, compared to $24 thousand during the same quarterly period in 2011. The increase year-over-year increase in research and development expenses reflects management’s expansion of the investment in resources needed to improve and expand our product service offering.

Sales and marketing expenses

Sales and marketing expenses totaled $1.1 million for the quarter ended June 30, 2012, an increase of $410 thousand, or 61%, compared to $674 thousand during the same period in 2011. The increase in sales and marketing expenses during the second quarter of 2012 as compared to the prior year's second quarter was due primarily to the higher one-time implementation expenses to support new facility implementations as described above in Operating Expenses.

General and administrative expenses

General and administrative (“G&A”) expenses totaled $1.2 million for the quarter ended June 30, 2012, representing an increase of $167 thousand, or 17%, compared to G&A expenses of $1.0 million during the same quarterly period in 2011. The increase in G&A expenses during the second quarter 2012 as compared the second quarter of 2011 were due to adding modest headcount resources to support operations and public company compliance requirements.

Total other income (expense)

We reported other expense of $1 thousand for the quarter ended June 30, 2012, as compared to other income of $242 thousand for the quarter ended June 30, 2011.  During the second quarter 2011 we had a gain of $227 thousand related to the reduction of our contingent tax liability.

Net loss

We had a net loss of $0.7 million applicable to common stockholders for the three months ended June 30, 2012 compared to a net loss of $0.3 million for the same quarterly period in 2011 based upon the explanations described above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenue

Total revenue for the six months ended June 30, 2012 was $7.5 million, which compares with total revenue for the six months ended June 30, 2011 of $4.5 million, representing year over year growth in reported quarterly revenue of 65%.  For the six months ended June 30, 2011 revenue of $4.5 million included approximately $1.1 million of revenue from filling a $10 million Forward Order to our exclusive distributor, Cardinal Health. There was no revenue earned from the delivery of Forward Order inventory during the first two quarters of 2012.  When excluding the effect of the Forward Order revenue on the reported second quarter 2011 revenue, the second quarter 2012 year-over-year revenue growth would have been 117%.  The primary reason for this strong revenue growth is the successful growth in the number of new customer facilities using our Safety-Sponge® System.

Cost of revenue

Costs of revenue of $4.4 million increased by $2.1 million or 89% for the six months ended June 30, 2012 as compared to cost of revenue of $2.3 million for the same period in 2011. This increase was mostly from growth experienced in the number of new customer hospitals adopting our product. In addition, our cost of revenue for the six months ended June 30, 2012 was impacted by a growing amount of scanner hardware non-cash depreciation expense resulting from the fact that we provide, at no additional cost, scanner hardware to our customer facilities that our Safety-Sponge® System (see “Factors effecting Past and Future Results — Reduction in Hardware Revenue”).  Our cost of revenue as a percentage of revenue increased to 59% during the six months ended June 30, 2012 as compared to 51% during the same period in 2011. This increase in cost of revenue was attributable primarily to higher non-cash depreciation expense included in our cost of revenue during the first two quarters of 2012, as compared to the same period of 2011. The higher depreciation expense reflected larger amounts of hardware that were purchased by us in order to support new hospital implementations. Our cost of revenue during the six months ended June 30, 2012 included depreciation expense and other related scanner hardware equipment costs totaling $711 thousand, while for the same period of 2011 it was $291 thousand, representing a 144% increase.

Gross profit

Gross profit totaled $3.1 million for the six months ended June 30, 2012, an increase of $0.9 million, or 40%, compared to gross profit of $2.2 million during the same period in 2011.  In addition to concluding the Forward Order in the prior year, our gross profit for the six months ended June 30, 2012 as compared to the same period ended June 30, 2011 was negatively impacted primarily by the higher non-cash depreciation expense associated with the larger number of new scanning equipment provided to new customers, and, to a lesser extent, from higher pricing we paid to our exclusive contract manufacturer beginning in January 2012 for our sponge products as a result of higher labor costs and exchange rate changes experienced in China.

Operating expenses

Operating expenses totaled $4.9 million for the six months ended June 30, 2012, an increase of $1.5 million, or 43%, compared to $3.4 million of operating expenses during the same period in 2011. The increase in operating expenses was primarily due to higher one-time costs associated with a significantly larger number of new customer implementations during the first and second quarter of 2012 as compared to the same period of 2011.  During the six months ended June 30, 2012 we successfully implemented 116 new customer facilities, the most new customer facilities we have ever implemented during a six-month time period in our history.  This compares to 6 new customer facilities implemented during the first six months of 2011.  Total one-time implementation costs in the six months ended June 30, 2012 were approximately $1.2 million, as compared to approximately $0.2 million during the six months ended June 30, 2011. One-time expenses associated with implementing new customer facilities include utilizing per diem clinical and IT personnel for upfront staff clinical and technical on-site support during the implementation process, associated travel expenses and other implementation related expenses. Additionally, during the second quarter of 2012, we continued the implementation of a new large hospital system customer comprised of over 140 hospital facilities which was originally initiated in the first quarter of 2012. The relatively fast pace with which we are implementing these new facilities is resulting in modestly higher implementation costs than we otherwise would have expected to incur.

Research and development expenses

Research and development expenses totaled $289 thousand for the six months ended June 30, 2012, an increase of $236 thousand, or 438%, compared to $53 thousand during the same period in 2011. The year-over-year increase was primarily due to expanded investment in resources dedicated to improving and expanding our product offering.

Sales and marketing expenses

Sales and marketing expenses totaled $2.4 million for the six months ended June 30, 2012, an increase of $1.1 million, or 79%, compared to $1.3 million during the same period in 2011. The increase in sales and marketing expenses during the first six months of the fiscal year of 2012 as compared to the prior year's same period was due primarily to the higher one-time implementation expenses to support new facility implementations during this period as described above in Operating Expenses.

General and administrative expenses

General and administrative (“G&A”) expenses totaled $2.2 million for the six months ended June 30, 2012, representing an increase of $187 thousand, or 9%, compared to G&A expenses of $2.1 million during the same period in 2011. The slight increase in G&A expenses during the first fiscal quarters of 2012 as compared the same period in 2011 were due to adding modest headcount resources to support operations and public company compliance expenses.

Total other income (expense)

We reported other income of $3 thousand for the six months ended June 30, 2012, a 99% decrease compared to other income of $448 thousand for the six months ended June 30, 2011.  During the six months ended June 30, 2011 we had recognized a gain of $223 thousand related to the reduction of our contingent tax liability and the gain of $224 thousand recognized from the mark to market adjustment for the change in fair value of our warrant derivative liability.

Net loss

We had a net loss of $2.1 million applicable to common stockholders for the six months ended June 30, 2012 compared to a net loss of $1.0 million for the same period in 2011 based upon the reasons described above.

Financial Condition, Liquidity and Capital Resources

We had cash and cash equivalents of $5.8 million at June 30, 2012 compared to $3.7 million at December 31, 2011.  As of June 30, 2012 we had total current assets of $10.6 million and total current liabilities of $6.3 million resulting in a positive working capital of $4.3 million, which compared to $4.0 million in positive working capital as of December 31, 2011. Current liabilities as of June 30, 2012 include deferred revenue of $1.6 million relating to hardware reimbursement payments from Cardinal Health, which is a non-cash liability. Excluding this non-cash liability, our current liabilities would have been $4.7 million as of June 30, 2012, giving us an adjusted positive working capital of $5.9 million.

We believe our sources of liquidity are sufficient to satisfy our anticipated cash requirements through the next 12 months as we expect the business to generate improved cash flow from operations as result of our growing installed base of customer facilities. We may seek financing to fund future growth for periods beyond the next 12 months, through future offerings of equity or debt, or through agreements with strategic partners to help fund our growth and the development of future products and technologies. However, we can offer no assurances that we will be able to obtain additional financing or agreements with strategic partners on acceptable terms, if at all. Management continually evaluates our liquidity needs and whether to increase capital resources. See Item 1A “Risk Factors” in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2011 for additional information on factors that could impact our future liquidity and capital resources.

Operating activities

We had positive net cash flow from operating activities of $1.3 million during the six months ended June 30, 2012. Our net loss of $1.8 million for the six months ended June 30, 2012 included non-cash charges in the form of stock-based compensation, amortization of intangible assets and depreciation totaling$1.3 million during the six months ended June 30, 2012.

Cash provided by working capital and other assets during the six months ended June 30, 2012 was $1.9 million. Working capital is comprised primarily of accounts receivable, inventory, other assets, deferred revenue and other liabilities. Accounts receivable increased by $262 thousand or 20% during the six months ended June 30, 2012, as compared to fiscal year end 2011, reflecting our increased non-Forward Order revenue. Inventory increased by $382 thousand or 14% during the six months ended June 30, 2012, as compared to fiscal year end 2011, due to our new business growth and increased levels of safety stocks.  Accounts payable increased by $1.4 million or 50%, representing mostly the additional inventory of both sponges and hardware ordered for supporting our new business growth. Our increase in accounts payable also reflects extended payment terms that went into effect with certain key vendors helping to support our rapid new customer growth during the first six months of 2012.

Deferred revenue of $1.6 million as of June 30, 2012 represents a significant non-cash component of our net loss, having increased by $1.1 million or 196% during the six months ended June 30, 2012, as compared to fiscal year end 2011. This increase in deferred revenue was a result of the large increase in implementations during the first two quarters of 2012 and Cardinal Health’s agreement in certain situations to reimburse half of our hardware costs that are typically provided to our customers at no cost.

We used $2.8 million of net cash from operating activities during the six months ended June 30, 2011.  This included payments totaling $2.2 million to our contract manufacturer, A Plus, to pay for past due amounts owed to them from previous periods, which we paid immediately upon receiving proceeds from our private placement which closed on March 29, 2011 and March 30, 2011.  Non-cash adjustments to reconcile net income to net cash used in operating activities, including balance changes in operating assets and liabilities, used a total of $2.0 million of cash for the six months ended June 30, 2011.  The $2.0 million of significant non-cash adjustments primarily reflected a $1.1 million decrease in our deferred revenue liability relating to our final shipments to Cardinal Health for filling the Forward Order, along with decreases of $223 thousand in our contingent tax liability and $225 thousand in our warrant derivative liability.

Investing activities

We used $3.0 million of net cash in investing activities during the six months ended June 30, 2012, almost entirely for the purchase of scanners and related hardware used for implementing our Safety-Sponge® System at new customers. This compares to using $204 thousand of net cash in investing activities during the six months ended June 30, 2011, which were also primarily for the purchase of scanners and related hardware for implementing our Safety Sponge® System at new customers.

Financing activities

During the six months ended June 30, 2012, we generated $3.9 million of net cash from financing activities primarily from the net proceeds from closing a $3.5 million private placement in May 2012, along with $470 thousand of proceeds received from the exercise of employee stock options, offset by the payment of preferred stock dividends and other stock issuance costs.

During the six months ended June 30, 2011, we generated $6.8 million of net cash from financing activities primarily from the net proceeds of $7.1 million from a private placement completed in March 2011, offset by the payment of preferred stock dividends and other stock issuance costs.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of June 30, 2012, other than our office leases and employment agreements with key executive officers, we had no material commitments other than the liabilities reflected in our condensed consolidated interim financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

During the most recently completed fiscal quarter, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in the evaluation described in the preceding paragraph that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously disclosed in a Current Report on Form 8-K, filed with the SEC on May 21, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Form of Stock Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed with the commission on May 21, 2012).

10.1	Form of Stock Purchase Agreement (incorporated by reference to our Current Report on Form 8-K filed with the commission on May 21, 2012).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1*	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith.
**  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATIENT SAFETY TECHNOLOGIES, INC.

Date: August 10, 2012	By: /s/ Brian E. Stewart
Brian E. Stewart, President and Chief
Executive Officer

Date: August 10, 2012	By: /s/ David C. Dreyer
David Dreyer, Executive Vice President,
Chief Financial Officer, and Secretary