Form 10-Q
period 2012-09-30
Patient Safety Technologies, Inc
filed 2012-11-05
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ____ TO  ______

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of October 30, 2012 was 36,998,489.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2012

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,454,408	$3,668,524
Accounts receivable	1,653,263	1,307,510
Inventories, net	3,977,381	2,772,117
Prepaid expenses	81,752	180,802
Total current assets	11,166,804	7,928,953

Property and equipment, net	4,733,249	1,691,961
Goodwill	1,832,027	1,832,027
Patents, net	2,220,436	2,464,142
Other assets	37,462	40,463
Total assets	$19,989,978	$13,957,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,009,689	$2,808,524
Accrued liabilities	602,402	574,917
Deferred revenue – current portion	821,766	278,002
Total current liabilities	6,433,857	3,661,443

Deferred revenue	1,085,040	267,025
Total liabilities	7,518,897	3,928,468

Commitments and contingencies (Note 12)

Stockholders’ equity :
Preferred stock, $1.00 par value, 1,000,000 shares authorized:
Series A preferred stock, $1.00 par value, cumulative 7% dividend: 500,000 shares designated; 10,950 issued and outstanding at September 30, 2012 and December 31, 2011; (Liquidation preference of $1.1 million at September 30, 2012 and December 31, 2011)	10,950	10,950
Series B convertible preferred stock, $1.00 par value, cumulative 7% dividend: 150,000 shares designated; 69,257 issued and outstanding at September 30, 2012 and 65,864 issued and outstanding at December 31, 2011; (Liquidation preference of $6.9 million at September 30, 2012 and $6.6 million at December 31, 2011)	69,257	65,864
Common stock, $0.0001 par value: 100,000,000 shares authorized; 36,998,489 shares issued and outstanding at September 30, 2012 and 34,020,255 shares issued and outstanding at December 31, 2011	3,700	3,402
Additional paid-in capital	73,804,378	68,957,072
Accumulated deficit	(61,417,204)	(59,008,210)
Total stockholders’ equity	12,471,081	10,029,078
Total liabilities and stockholders’ equity	$19,989,978	$13,957,546

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$4,972,476	$2,186,220	$12,478,210	$6,725,646
Cost of revenue	2,704,140	1,190,879	7,118,019	3,528,110
Gross profit	2,268,336	995,341	5,360,191	3,197,536

Operating expenses:
Research and development	111,227	1,460	400,712	55,220
Sales and marketing	1,350,924	716,491	3,734,531	2,049,943
General and administrative	955,840	806,544	3,200,409	2,864,024
Total operating expenses	2,417,991	1,524,495	7,335,652	4,969,187

Operating loss	(149,655)	(529,154)	(1,975,461)	(1,771,651)

Other income (expense):
Interest income (expense), net	672	347	3,756	(3,632)
Interest expense – related party	(35,926)	—	(35,926)	—
Gain on change in fair value of warrant derivative liability	—	303,222	—	527,844
Other income	—	—	—	227,617
Total other (expense) income	(35,254)	303,569	(32,170)	751,829

Loss before income taxes:	(184,909)	(225,585)	(2,007,631)	(1,019,822)
Income tax provision	(546)	(2,543)	(4,258)	(6,316)
Net loss	(185,455)	(228,128)	(2,011,889)	(1,026,138)
Preferred dividends	(134,215)	(125,498)	(397,105)	(374,954)
Net loss applicable to common shareholders	$(319,670)	$(353,626)	$(2,408,994)	$(1,401,092)

Loss per common share:
Basic and Diluted	$(0.01)	$(0.01)	$(0.07)	$(0.05)

Weighted average common shares outstanding:
Basic and Diluted	35,260,243	33,782,033	35,449,156	30,606,468

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(2,011,889)	$(1,026,138)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities:
Depreciation	1,226,933	395,412
Amortization of patents	243,706	243,706
Stock-based compensation	606,939	512,953
Gain on reduction of contingent tax liability	—	(223,524)
Gain on change in fair value of warrant derivative liability	—	(527,844)
Changes in operating assets and liabilities:
Transfer from restricted cash in connection with tax escrow account	—	223,630
Accounts receivable	(345,753)	(270,712)
Inventories	(1,205,263)	(566,268)
Prepaid expenses	99,051	50,198
Other assets	3,000	4,805
Accounts payable	2,201,165	(900,964)
Accrued liabilities	27,486	(282,971)
Deferred revenue	1,361,779	(1,147,411)
Net cash provided by (used in) operating activities	2,207,154	(3,515,128)

Investing activities:
Purchase of property and equipment	(4,268,221)	(527,276)
Net cash used in investing activities	(4,268,221)	(527,276)

Financing activities:
Proceeds from issuance of common stock	3,499,997	7,112,500
Payments for common stock issuance costs	(65,240)	(325,241)
Payments of preferred stock series A dividends	(57,488)	(57,488)
Payments of convertible preferred stock series B dividends	(318)	(906)
Proceeds from exercise of stock options	470,000	375,000
Net cash provided by financing activities	3,846,951	7,103,865

Net increase in cash and cash equivalents	1,785,884	3,061,461
Cash and cash equivalents at beginning of period	3,668,524	1,896,034
Cash and cash equivalents at end of period	$5,454,408	$4,957,495

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$4,258	$6,316
Non cash investing and financing activities:
Payment of Series B preferred dividends in preferred B shares	$339,618	$317,468
Issuance of common shares previously earned	$—	$26,674

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS

Patient Safety Technologies, Inc. (the "Company", “us”,“we”) is a Delaware corporation. The Company’s operations are conducted through its wholly-owned operating subsidiary, SurgiCount Medical, Inc. (“SurgiCount” ), a California corporation.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable sections of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America. The condensed consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to make the financial statements not misleading. The condensed consolidated balance sheet as of December 31, 2011 was derived from the Company’s audited financial statements. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (as amended).  Results of the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 2012.

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

For the three and nine month periods ended September 30, 2012 and 2011, potential shares associated with the convertible preferred stock plus warrants and options of 17,060,387 and 18,176,144, have a value in excess of the average stock price during the three and nine month periods ending September 30, 2012 and 2011, respectively. Because the effects of these securities are anti-dilutive, shares of common stock underlying these instruments have been excluded from the computation of loss per common share for the three and nine months ended September 30, 2012.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

4. INVENTORIES, net

Inventories, net consist of the following:

	As of
	September 30,	December 31,
	2012	2011
Surgical sponges and towels	$3,542,285	$1,150,253
Scanners and related hardware	604,093	1,790,861
Reserve of obsolescence	(168,997)	(168,997)
Total inventories, net	$3,977,381	$2,772,117

5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	September 30,	December 31,
	2012	2011
Computer software and equipment	$1,605,049	$1,504,971
Furniture and equipment	85,394	70,571
Hardware for customer use	6,441,941	2,288,621
Property and equipment, gross	8,132,384	3,864,163
Less: accumulated depreciation	(3,399,135)	(2,172,202)
Property and equipment, net	$4,733,249	$1,691,961

Depreciation expense for the three and nine months ended September 30, 2012 was $519 thousand and $1.2 million, of which $491 thousand and $1.1 million was recorded as hardware cost of revenues, respectively. Depreciation expense for the three and nine months ended September 30, 2011 was $144 thousand and $395 thousand, of which $132 thousand and $348 thousand was recorded as hardware cost of revenue, respectively.

6. DEFERRED REVENUE

The Company generally provides its SurgiCounter™ scanners and related software to most hospitals at no cost when they adopt its Safety-Sponge® System. Under the Company's existing distribution agreement with Cardinal Health, Inc. (“Cardinal Health”), Cardinal Health has agreed to reimburse the Company for a percentage of the scanner costs supplied to certain hospitals. Payments received from Cardinal Health relating to scanner cost reimbursements are deferred, and recognized as revenue on a pro-rata basis over the life of the scanner (which approximates the term of the hospital purchase commitment as they are refundable in the event a hospital contract is cancelled). Revenue recognized related to these reimbursements for the three and nine months ended September 30, 2012 was $209 thousand and $481 thousand. Revenue recognized related to these reimbursements for the three and nine months ended September 30, 2011 was $50 thousand and $137 thousand.

7. STOCKHOLDER’S EQUITY

Change in Par value

On July 18, 2012 the Company amended their Amended and Restated Certificate of Incorporation to change the par value of its common stock from $0.33 to $0.0001. All common stock per share information in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect retrospective application of the change in par value.

Issuance of Common stock

On May 18, 2012 the Company closed a financing transaction (the “Financing”) pursuant to a Common Stock Purchase Agreement (the “Purchase Agreement”) dated May 15, 2012 with certain accredited investors (the “Buyers”), most of whom are previous purchasers of the Company’s securities and all of whom are accredited investors, including Wenchen ("Wayne") Lin, a member of the Company’s Board of Directors, as defined under Rule 501(a) of Regulation D of the Securities Act of 1933, as amended.

Pursuant to the Purchase Agreement, the Company issued to the Buyers an aggregate of 2,499,998 shares of our Common Stock at a purchase price of $1.40 per share (or $3,499,997 in gross proceeds), payable in cash. The Company incurred common stock issuance costs of approximately $65 thousand. The use of proceeds is for general corporate purposes.

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

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

8. WARRANTS

The following table summarizes warrants to purchase common stock activity for the period ended September 30, 2012:

	Number of Warrants	Range of Exercise Price
Warrants outstanding at December 31, 2011	4,962,645	$0.75- 4.00
Cancelled/Expired	(602,000)	$2.00
Exercised	(38,377)	$0.75
Warrants outstanding at September 30, 2012	4,322,268	$0.75-4.00

At September 30, 2012, stock purchase warrants will expire as follows:

	# of Warrants	Range of Exercise Price
2012 (remaining)	216,000	$1.40-2.00
2013	1,711,060	$0.75-1.40
2014	1,890,000	$1.82-4.00
2015	505,208	$1.25
Total	4,322,268	$0.75-4.00

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

9. STOCK OPTION PLANS

The following tables set forth information on our equity compensation plans.

On July 18, 2012 the Company amended its 2009 stock option Plan to increase the number of shares issuable under the Plan from 3,000,000 to 4,500,000.

All options that the Company granted during the nine months ended September 30, 2012 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Nine Months Ended September 30,
	2012	2011
Weighted average risk free interest rate	1.01%	1.70%
Weighted average life (in years)	6.09	6.07
Weighted average volatility	89.0%	90.8%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$0.98	$0.72
Estimated forfeiture rate	5%	—%

A summary of stock option activity for the nine months ended September 30, 2012 is presented below:

Outstanding Options
Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2011	6,179,377	$1.19	7.52	$2,044,176
Options granted (2)	513,400	$1.33	9.44	—
Exercised	(450,000)	$1.04	—	—
Forfeited	(519,500)	$1.66	—	—
Balance at September 30, 2012	5,723,277	$1.17	7.69	$4,056,662
Vested and exercisable as of September 30, 2012	3,423,934	$1.29	7.20	$2,369,769
Unvested and expected to vest as of September 30, 2012	2,184,455	$1.00	8.41	$1,602,599

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.73 of the Company’s common stock at September 30, 2012.

(2)	Includes 230,000 non-qualified options and 40,000 incentive stock options that were issued outside the 2005 and 2009 stock option plans which are all outstanding as of September 30, 2012.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

The total grant date fair value of stock options granted for the three and nine months ended September 30, 2012 was $95 thousand and $502 thousand, respectively. For the three and nine months ended September 30, 2012, stock option based compensation expensed was $210 thousand and $607 thousand, respectively.

The total grant date fair value of stock options granted during the three and nine months ended September 30, 2011 was $194 thousand and $274 thousand, respectively. For the three and nine months ended September 30, 2011 stock option based compensation expensed was $177 thousand and $513 thousand, respectively.

As of September 30, 2012, there was $1.7 million of unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.31 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

10. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2012 the Company purchased approximately $3.4 million and $8.2 million and $1.1 million and $3.0 million for the three and nine months September 30, 2011, respectively, in connection with the manufacture of surgical products used in the Safety-Sponge® System by A Plus International, Inc. (“A Plus”), of which the vast majority was recognized in cost of revenue and recorded on the balance sheet as inventory. At September 30, 2012 and December 31, 2011, the Company’s accounts payable included $3.7 million and $1.2 million owed to A Plus in connection with the purchase of surgical products used in the Safety-Sponge® System, respectively. In addition the Company recognized during the three and nine months ended September 30, 2012 $36 thousand in interest expense related to the Company incurring interest charges for payables aging outside of contractual terms. Such interest was classified as a financing cost in the accompanying condensed consolidated financial statements. Wayne Lin, a Director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

11. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

During the three and nine months ended September 30, 2012 and 2011, due to its exclusive distribution agreement with Cardinal Health, the Company had one customer which for both periods represented in excess of 99% of total revenue, and 99% of total accounts receivables (of which 60% related to receivables on surgical sponge and towel sales and 38% related to reimbursements for hardware costs).

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

13. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2012 through the date of the filing of this Report. The Company did not have any material subsequent events that require adjustment or disclosure in these financial statements.

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

Overview

We focus on the development, marketing and sale of products designed to improve patient outcomes and reduce costs in the healthcare industry. We conduct our business through our wholly owned subsidiary, SurgiCount Medical, Inc. Our proprietary Safety-Sponge® System is a patented solution designed to eliminate one of the most common errors in surgery, retained surgical sponges, and the human and economic costs associated with this surgical mistake.  The Safety-Sponge® System consists of a line of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system. We generate recurring revenue derived from the sale of surgical sponges and towels to our customer facilities that utilize our products in surgical procedures. We estimate that since inception of the Safety Sponge System® and as of the date of the filing of this Report, over 120 million of our Safety-Sponges® have been successfully used in more than 5.7 million surgical procedures. We sell our Safety-Sponge® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners.  Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus, a leading China-based manufacturer of disposable medical and surgical supplies. Our sponge and towel products are distributed through Cardinal Health, which provides us sales, marketing and logistics support and the fulfillment of our products to our end user hospitals by both delivering our products directly to our end user hospitals and where appropriate through alternative distributors. As of the quarter ended September 30, 2012 and as of the date of the filing of this Report we had approximately 265 and 269 facilities using the Safety-Sponge® System, respectively, all of which are located in the U.S. This compares to approximately 79 facilities using our system as of the quarter ended September 30, 2011. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business. Once implemented, the vast majority of our user hospitals use the Safety-Sponge® System across all of their relevant surgical and OB/GYN procedures.

We generated revenues of $12.5 million and $6.7 million during the nine months ended September 30, 2012 and 2011, respectively. The nine months ended September 30, 2011 revenue included approximately $1.1 million of revenue from the fulfillment of a $10.0 million stocking order in accordance with the terms of our exclusive distributor arrangement with Cardinal Health (the “Forward Order”). There was no revenue reported in the nine months ended September 30, 2012 from fulfilling the Forward Order. Under certain circumstances the Forward Order inventory held by Cardinal Health could negatively impact our future 2012 and 2013 revenues and cash flows.  Please refer to the section called “Factors Affecting Past and Future Results— Cardinal Health Supply Agreement ” below in this Form 10-Q for more information on the potential impact of the Forward Order.

Factors Affecting Past and Future Results

140+ Hospital Integrated Delivery Network Agreement

On September 28, 2011, the Company announced that it signed an agreement, effective October 1, 2011, to implement the SurgiCount Safety-Sponge ® System in hospitals of one of the largest hospital operators in the U.S.  Though the agreement itself did not call for or require a minimum number of hospitals to be implemented, SurgiCount and the operator planned for the implementation of the Safety-Sponge® System across all of the more than 140 hospitals that it operates. To date, the Company has successfully implemented the Safety-Sponge ® System in approximately 95% of these hospitals, with the remaining hospitals expected to be implemented in the fourth quarter 2012. The addition of these incremental hospitals has significantly expanded the Company's installed base of customer facilities.

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

On September 28, 2011, we announced an agreement to implement the Safety-Sponge® System with a large hospital group with over 140 hospitals, with implementations beginning in 2012. Implementation is currently expected to be completed by the end of the fourth quarter of the fiscal year ended 2012. The magnitude of this large implementation compelled us to prioritize our resources in order to scale up for costs associated with the large implementation, including the need to buy more sponge and towel inventory and scanners, as well as hiring and training more staff to support the implementations. As a result of this and other factors, management approached Cardinal Health in late 2011 to discuss the timing of when Cardinal Health would begin to release the Forward Order inventory. Cardinal Health agreed to delay the release of Forward Order inventory until April 1, 2012, to allow both sides additional time to negotiate a possible revision to the previously agreed upon terms, including the release of the Forward Inventory. As of the date this Quarterly Report on Form 10-Q was filed, no final agreement has been reached with Cardinal Health on changing the previously agreed upon terms, including not having set a date for Cardinal to start releasing the Forward Order inventory. Cardinal Health has not initiated any reduction of the Forward Order inventory.

Should Cardinal Health have any excess inventory on the date we mutually agree that Cardinal Health can start releasing Forward Order inventory, and should Cardinal Health begin selling the excess inventory it holds to partially meet customer demand, our reported revenues and cash flows will be negatively affected. The magnitude of this negative impact on our 2012 and 2013 revenue and cash flows will depend on a number of factors, including but not limited to the amount of excess inventory Cardinal Health actually has on hand in 2012, whether the Company chooses to purchase some or all of this excess inventory, and our actual sales growth rates.  Actual future sales will depend on a number of factors, including but not limited to actual end-user demand and Cardinal Health’s estimates of what inventory levels it needs to meet that demand.  Management has no immediate plans to repurchase Cardinal Health’s excess inventory. However we will consider this option should an appropriate opportunity arise. While we have not provided any estimates of what we expect  future sales growth to be, in order to prevent a significant negative impact to our  future revenue by Cardinal Health’s release of Forward Order inventory, (i) we would need to experience substantial growth in the number of hospitals using our products, (ii) we would need to buyback any excess inventory from Cardinal Health, or (iii) Cardinal Health would need to decide not to use its excess inventory to partially meet customer demand.  If we were to buyback excess inventory from Cardinal Health, this also could have a significant negative impact on our earnings, financial position and our liquidity.

Hardware Effect on Revenue and Cost of Revenue

We generally provide our SurgiCounter™ scanners and related software to all hospitals at no cost when they adopt our Safety-Sponge® System. We generally no longer engage in direct SurgiCounter™ scanner sales and anticipate only recognizing revenue associated with our SurgiCounter™ scanners in connection with reimbursement arrangements we have with Cardinal Health under our agreement with them. There has been a shift in product mix based on the growing number of scanners that we have given customers out in the field, which causes our gross margins to decline due to depreciation expense of these scanners being recorded in cost of revenue over the estimated useful life. However, we also anticipate that as we experience a significant increase in new customer surgical sponge revenue at current pricing levels, this revenue growth will eventually help offset the effects of a growing depreciation expense resulting from scanners being recorded as a cost of revenue.

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

Cost of revenue

Our cost of revenue consists primarily of our direct product costs for surgical sponges and products from our exclusive third-party manufacturer. We also include a reserve expense for obsolete and slow moving inventory in cost of revenue. In addition, when we provide (rather than sell) scanners to hospitals for their use, we include the depreciation expense of the scanners in cost of revenue (not the full product cost) over their estimated useful life. We estimate the useful life of the scanners to be three years. However, on rare occasions, if we sell the scanners to hospitals, our cost of revenues includes the full product cost when shipped.

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

Sales and marketing expenses

Our sales and marketing expenses consist primarily of salaries and related employee benefits, sales commissions and support costs, professional service fees, travel, education, trade show and marketing costs.  Sales and marketing also includes our initial implementation costs, which consist mostly of contract labor for nurses specialized in operating room procedures who support customer hospital nurses in the field during the implementation of our system, their related travel expenses, and technical service fees. There is typically a delay between the time we begin incurring costs associated with our new customer arrangements and the time we begin generating revenue from such arrangements.

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

Non-GAAP Financial Measures

To supplement our consolidated financial statements presented in accordance with GAAP, we disclose and discuss non-Forward Order revenues, a non-GAAP measure derived from results based on GAAP. The presentation of this additional information is not meant to be considered superior to, in isolation of or as a substitute for results prepared in accordance with GAAP. Non-Forward Order revenues should not be considered as an alternative to revenue (determined in accordance with GAAP) or as an indication of our performance, but we believe non-Forward Order revenues is important because it provides information about the current hospital customer demand for our product and the performance of our current operations by excluding the impact of the Forward Order revenue recognized. See discussion below in “Results of Operations”.

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

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

As of the end of the third quarter of 2012, the number of facilities using our Safety-Sponge® System grew to 265. This compares to 79 facilities using the Safety-Sponge® System at the end of the third quarter of 2011, representing year-over-year growth in our installed customer base of 235%.  As of the date of this filing approximately 269 facilities are using the Safety-Sponge® System. Although not necessarily proportional to future revenue, the number of hospitals using our products is a relevant general indicator of our underlying business.

Revenue

Total revenue for the three months ended September 30, 2012 was $5.0 million. This compares with total revenue for the three months ended September 30, 2011 of $2.2 million, representing year-over-year growth in reported quarterly revenue of 127%.  The primary reason for this revenue growth was the large number of new facilities using our Safety-Sponge® System during the third quarter of 2012 as compared to the third quarter of 2011.

Cost of revenue

Costs of revenue of $2.7 million increased by $1.5 million or 127% for the three months ended September 30, 2012 as compared to cost of revenue of $1.2 million for the same quarterly period in 2011. This increase was primarily the result of the higher number of facilities purchasing our products  Our cost of revenue in the third quarter of 2012 included a higher amount of non-cash scanner hardware depreciation resulting from the fact that we provide, at no additional cost, scanner hardware to our customer facilities that implement our Safety-Sponge® System, see “Factors effecting Past and Future Results — Reduction in Hardware Revenue”. Our cost of revenue as a percentage of revenue was 54% during both the third quarters of 2012 and 2011.  Our cost of revenue during the third quarter of 2012 included depreciation and other scanner related costs totaling $529 thousand, while our third quarter of 2011 cost of revenue included depreciation and scanner related costs of $132 thousand, representing a 300% increase.

Gross profit

Gross profit totaled $2.3 million for the three months ended September 30, 2012, an increase of $1.3 million, or 128%, compared to gross profit of $1.0 million for the third quarter of 2011. Our gross profit for the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011 was negatively impacted by higher amounts of non-cash depreciation expense (primarily associated with the relatively larger amount of scanning equipment we provided to support a higher number of new customers) offset by higher relative pricing on our products to new customers. Gross profit as a percent of revenue was 46% during both the quarter ended September 30, 2012 and 2011.

Operating expenses

Operating expenses totaled $2.4 million for the quarter ended September 30, 2012, an increase of $0.9 million, or 59%, compared to operating expenses of $1.5 million during the same quarterly period in 2011. This increase was primarily due to higher one-time costs associated with the 50 successful customer implementations during the third quarter 2012 as compared to 2 implementations during the third quarter of 2011. Total one-time implementation costs in the third quarter of 2012 were approximately $0.6 million, as compared to approximately $0.1 million during the third quarter of 2011. One-time expenses associated with implementing new customer facilities included utilizing clinical and IT contractors to provide project management and on-site customer support throughout the implementation process, along with their related travel, lodging and other costs. During the third quarter of 2012, we continued implementing the large hospital group comprised of over 140 hospital facilities, and estimate that approximately 95% of their facilities have been implemented.

Research and development expenses

Research and development expenses totaled $111 thousand for the quarter ended September 30, 2012, an increase of $110 thousand compared to $1.4 thousand during the same quarterly period in 2011. The year-over-year increase in research and development expenses reflects management’s growing investment in resources for improving and expanding our product offering.

Sales and marketing expenses

Sales and marketing expenses totaled $1.4 million for the quarter ended September 30, 2012, an increase of $634 thousand, or 89%, compared to $716 thousand during the same period in 2011. The increase in sales and marketing expenses during the third quarter of 2012 as compared to the prior year's third quarter was primarily due to one-time implementation expenses of approximately $610 thousand for supporting new facility implementations as described above in Operating Expenses.

General and administrative expenses

General and administrative (“G&A”) expenses totaled $1.0 million for the quarter ended September 30, 2012, representing an increase of $150 thousand, or 19%, compared to G&A expenses of $0.8 million during the same quarterly period in 2011. The increase in G&A expenses during the third quarter 2012 as compared the third quarter of 2011 was due primarily to the addition of employees to support our growing customer base and expanded operations.

Total other income (expense)

We reported other expense of $35 thousand for the quarter ended September 30, 2012, as compared to other income of $304 thousand for the quarter ended September 30, 2011. During the third quarter 2011 we had a gain of $303 thousand related to the mark to market adjustment of a warrant derivative liability, which was extinguished in Q4 2011, and as such, we have not had similar adjustments during 2012.

Net loss

We had a net loss of $0.3 million applicable to common stockholders for the three months ended September 30, 2012 compared to a net loss of $0.4 million for the same quarterly period in 2011 based upon the explanations described above. Additionally, during the quarter ended September 30, 2011 our net loss of $0.4 million included the benefit of a non-cash gain on the change in the fair value of a warrant derivative liability of $0.3 million. There was no such non-cash gain during the quarter ended September 30, 2012.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue

Total revenue for the nine months ended September 30, 2012 was $12.5 million, which compares to total revenue for the nine months ended September 30, 2011 of $6.7 million, representing year over year growth in reported revenue of 86%. For the nine months ended September 30, 2011, revenue of $6.7 million included approximately $1.1 million of revenue for filling a $10 million Forward Order to our exclusive distributor, Cardinal Health. The Forward Order was completed in Q2 2011, so there was no revenue earned from the Forward Order during 2012. When excluding the effect of the Forward Order revenue on the reported third quarter 2011 revenue, the nine months ended September 30, 2012 year-over-year revenue growth would have been 121%. The primary reason for the increased revenue growth is the larger number of new customer implementations we have had throughout 2012, having grown by 166 hospital facilities during the nine months ended September 30, 2012.

Cost of revenue

Costs of revenue of $7.1 million increased by $3.5 million or 102% for the nine months ended September 30, 2012 as compared to cost of revenue of $3.5 million for the same period in 2011. This increase was primarily the result of higher number of facilities purchasing our products. Our cost of revenue for the nine months ended September 30, 2012 included a higher amount of non-cash depreciation expense from providing the scanner hardware at no cost to our new customer facilities (see “Factors effecting Past and Future Results — Reduction in Hardware Revenue”). Our cost of revenue as a percentage of revenue increased to 57% during the nine months ended September 30, 2012 as compared to 52% during the same period in 2011. This increase was attributable mostly to higher non-cash depreciation expense and other equipment costs that totaled $1.2 million in our cost of revenue during the nine months ended September 2012, as compared to similar costs during the same period in 2011 of $423 thousand. This 190% increase in depreciation and equipment costs reflected the large amounts of hardware purchased in order to support 166 new hospital customer implementations occurring in the nine months ended September 30, 2012.

Gross profit

Gross profit totaled $5.4 million for the nine months ended September 30, 2012, an increase of $2.2 million, or 68%, compared to gross profit of $3.2 million during the same period in 2011. Our gross profit for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was negatively impacted by higher amounts of non-cash depreciation expense (primarily associated with the relatively larger amount of scanning equipment we provided to support a higher number of new customers) offset by higher relative pricing on our products to new customers. Gross profit as a percent of revenue was 43% during the nine months ended September 30, 2012 and 48% during the same period in 2011.

Operating expenses

Operating expenses totaled $7.3 million for the nine months ended September 30, 2012, an increase of $2.4 million, or 48%, compared to $5.0 million of operating expenses during the same period in 2011. The increase in operating expenses was primarily due to higher one-time costs associated with a significantly larger number of new customer implementations during the first three quarters of 2012 as compared to the same period of 2011. During the nine months ended September 30, 2012 we successfully implemented 166 new customer facilities, the most new customer facilities we have ever implemented during a nine-month time period in our history.  This compares to 9 new customer facilities implemented during the first nine months of 2011. Total one-time implementation costs in the nine months ended September 30, 2012 were approximately $1.7 million, as compared to approximately $0.3 million during the nine months ended September 30, 2011. One-time expenses associated with implementing new customer facilities included utilizing per diem clinical and IT personnel for upfront planning and staffing clinical and technical on-site support during the implementation process, associated travel and lodging expenses and other directly related implementation expenses. Additionally, during the third quarter of 2012, we continued the implementation of a new large hospital system customer comprised of over 140 hospital facilities, for which we originally initiated implementations in the first quarter of 2012. The relatively fast pace with which we have been implementing these new facilities is resulting in significantly higher implementation costs than we would otherwise normally have expected to incur.

Research and development expenses

Research and development expenses totaled $400 thousand for the nine months ended September 30, 2012, an increase of $345 thousand, or 626%, compared to $55 thousand during the same period in 2011. The year-over-year increase in research and development spending was primarily due to expanded investment in resources dedicated to improving and expanding our product offering.

Sales and marketing expenses

Sales and marketing expenses totaled $3.7 million for the nine months ended September 30, 2012, an increase of $1.7 million, or 82%, compared to $2.0 million during the same period in 2011. The increase in sales and marketing expenses during the first nine months of 2012 as compared to the same period in 2011 was due primarily to the significantly higher one-time implementation expenses to support new facility implementations during this period as described above in Operating expenses.

General and administrative expenses

General and administrative (“G&A”) expenses totaled $3.2 million for the nine months ended September 30, 2012, representing an increase of $336 thousand, or 12%, compared to G&A expenses of $2.9 million during the same period in 2011. The slight increase in G&A expenses during the nine months ended September 30, 2012 as compared the same period in 2011 was due primarily to the addition of employees to support our growing customer base and expanded operations.

Total other income (expense)

We reported other expense of $32 thousand for the nine months ended September 30, 2012, a decrease of $784 thousand of income compared to other income of $752 thousand for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we had recognized a gain of $227 thousand related to the reduction of a contingent tax liability, and also recognized a gain of $527 thousand from recording a mark to market adjustment for changes in the fair value of a warrant derivative liability. The warrant derivative liability was extinguished in Q4 2011, and as such, we have not had similar adjustments during 2012.

Net loss

We had a net loss of $2.4 million applicable to common stockholders for the nine months ended September 30, 2012 compared to a net loss of $1.4 million for the same period in 2011 based upon the reasons described above. Additionally, during the nine months ended September 30, 2011 our net loss of $1.4 million included the benefits of non-cash gains on the change in the fair value of a warrant derivative liability of $0.5 million and $0.2 million for a gain on the reduction of a contingent tax liability. There were no such non-cash gains during the nine months ended September 30, 2012.

Financial Condition, Liquidity and Capital Resources

We had cash and cash equivalents of $5.5 million at September 30, 2012 compared to $3.7 million at December 31, 2011. As of September 30, 2012, we had total current assets of $11.2 million and total current liabilities of $6.4 million resulting in a positive working capital of $4.7 million, which compared to $4.0 million in positive working capital as of December 31, 2011. Current liabilities as of September 30, 2012 include deferred revenue of $0.8 million relating to hardware reimbursement payments from Cardinal Health, which is a non-cash liability. Excluding this non-cash liability, our current liabilities would have been $5.6 million as of September 30, 2012, giving us an adjusted positive working capital of $5.6 million.

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

Operating activities

We had positive net cash flow from operating activities of $2.2 million during the nine months ended September 30, 2012. Our net loss of $2.0 million for the nine months ended September 30, 2012 included non-cash charges in the form of stock-based compensation, amortization of intangible assets and depreciation totaling $2.1 million during the nine months ended September 30, 2012.

Cash provided by working capital and other assets during the nine months ended September 30, 2012 was $2.1 million. Working capital is comprised primarily of accounts receivable, inventory, other assets, deferred revenue and other liabilities. Accounts receivable increased by $345 thousand or 26% during the nine months ended September 30, 2012, as compared to fiscal year end 2011, reflecting our increased non-Forward Order revenue. Inventory increased by $1.2 million or 43% during the nine months ended September 30, 2012, as compared to fiscal year end 2011, due to our new business growth and increased levels of safety stocks. Accounts payable increased by $2.2 million or 78%, representing mostly the additional inventory of both sponges and hardware ordered for supporting our new business growth. Our increase in accounts payable also reflects extended payment terms that went into effect with certain key vendors helping to support our rapid new customer growth during the first nine months of 2012.

Deferred revenue of $1.9 million as of September 30, 2012 represents a significant component of our working capital, having increased by $1.3 million or 250% during the nine months ended September 30, 2012, as compared to fiscal year end 2011. This increase in deferred revenue was a result of the large increase in implementations during the first three quarters of 2012 and Cardinal Health’s agreement in certain situations to reimburse half of our hardware costs that are typically provided to our customers for use at no cost.

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

Investing activities

We used $4.3 million of net cash in investing activities during the nine months ended September 30, 2012, almost entirely for the purchase of scanners and related hardware used for implementing our Safety-Sponge® System at new customer facilities. This compares to using $527 thousand of net cash in investing activities during the nine months ended September 30, 2011, which were also primarily for the purchase of scanners and related hardware for implementing our Safety Sponge® System at new customers.

Financing activities

During the nine months ended September 30, 2012, we generated $3.8 million of net cash from financing activities primarily from the net proceeds from closing a $3.5 million private placement in May 2012, along with $470 thousand of proceeds received from the exercise of employee stock options, offset by the payment of preferred stock dividends and other stock issuance costs.

We generated $7.1 million of net cash from financing activities in the nine months ended September 30, 2011, primarily from the net proceeds of our $7.1 million private placement and exercise of employee stock options, offset by the payment of preferred stock dividends and other stock issuance costs.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of September 30, 2012, other than our office leases and employment agreements with key executive officers, we had no material commitments other than the liabilities reflected in our condensed consolidated interim financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: November 5, 2012	By: /s/ Brian E. Stewart
Brian E. Stewart, President and Chief
Executive Officer

Date: November 5, 2012	By: /s/ David C. Dreyer
David C. Dreyer, Executive Vice President,
Chief Financial Officer, and Secretary