Form 10-K/A
period 2012-12-31
Patient Safety Technologies, Inc
filed 2013-04-30
CIK 812301

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0001 per share

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of April 15, 2013 was 37,543,448.

EXPLANATORY NOTE

This Form 10-K/A (Amendment No. 1) (this “Amendment”) amends our annual report on Form 10-K for the fiscal year ended December 31, 2012, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2013 (the “Original 10-K Filing”). The purpose of this Amendment is to include certain information required by Part III of Form 10-K that was omitted from Part III of our Original 10-K Filing because it was to be incorporated by reference from our definitive proxy statement for our 2013 Annual Meeting of Stockholders or an amendment to the Original 10-K Filing. Because our proxy statement will not become definitive within 120 days after the end of the fiscal year ended December 31, 2012, the information required by Part III of Form 10-K cannot be incorporated by reference from the proxy statement and therefore must be filed as an amendment to our Original 10-K Filing. This Amendment also adds as exhibit 3.1.1 to the Exhibit Index contained in the Original 10-K Filing the Certificate of Amendment of Amended and Restated Certificate of Incorporation that was contained in our definitive proxy statement on Schedule 14A filed with the SEC on June 27, 2012, which exhibit was inadvertently omitted from the Original 10-K Filing.

In addition, this Amendment includes the reissuance of the applicable portions of the Section 302 certifications by our Chief Financial Officer and Chief Executive Officer. Except as described above, no other changes have been made to the Original 10-K Filing. Our Original 10-K filing continues to speak as of the dates described therein, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the Original 10-K Filing, as information in such filings may update or supersede certain information contained in the Original 10-K Filing and this Amendment. In this Amendment, unless the context indicates otherwise, the terms “we,” “us,” “ the Company,” and “our” refer to Patient Safety Technologies, Inc. and our subsidiary.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-K/A FOR THE YEAR
ENDED DECEMBER 31, 2012

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our executive officers and directors as of April 15, 2013. Biographical information regarding such persons is included below the table. The background information for each of the persons set forth below has been provided to us by each respective individual.

Name	Age	Position
Brian E. Stewart	41	Director, President and Chief Executive Officer
David C. Dreyer	55	Chief Financial Officer and Secretary
John P. Francis	47	Director
Louis Glazer, M.D. Ph.G.	81	Director
Lynne Silverstein	42	Director
Wenchen Lin	58	Director

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

Wenchen Lin Mr. Lin was appointed as a director on March 28, 2007, in accordance with the terms of a Subscription Agreement dated January 29, 2007 by and between our company and A Plus, which requires that he be elected to our board of directors. Mr. Lin is currently, and has almost twenty years of experience as, the President and founder of A Plus, a manufacturer producing a variety of surgical dressings, film and plastic products and servicing the custom procedural tray industry on cotton textile products. Mr. Lin began his career serving in executive positions in large trade and shipping companies, such as Trade Diversified, Inc. and Brother Trucking Co. and has substantial knowledge and experience in overseas factories, trade, transport and distribution. Mr. Lin received his MBA from Ohio University and his accounting degree from Taiwan Suzhou University.  Mr. Lin's qualifications to serve as a director include his experience in the medical supply industry.

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

To our knowledge, based solely on a review of the copies of Forms 3 and 4 and amendments thereto furnished to us during the year ended December 31, 2012 and Forms 5 and amendments thereto furnished to us with respect to the year ended December 31, 2012, and any written representations that no Forms 5 were required, during the year ended December 31, 2012, all reports required by Section 16(a) by our executive officers, directors and greater than 10% beneficial owners were made, except as forth as follows. Mr. Lin did not file a Form 3 when he became a director on March 28, 2007.  In addition, he has not filed Form 4s for the following transactions:  purchase of 800,000 shares of common stock and warrants to purchase 300,000 shares of common stock on January 29, 2007, exercise and conversion of warrants into 300,000 shares of common stock on August 11, 2009, purchase of 10,000 shares of Series B Convertible Preferred Stock on June 24, 2010, and issuance of an aggregate of 1,064 shares Series B Convertible Preferred Stock as payment-in-kind dividends on September 30, 2010, March 30, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012 , June 30, 2012, September 30, 2012, December 31, 2012. In addition, Ms. Silverstein did not file a Form 3 when she became a director on February 16, 2012. In addition, each of Brian Stewart and David Dreyer filed a late Form 4 with respect to 100,000 compensatory options granted to each of them on January 30, 2013 and Mr. Stewart also filed a late Form 4 for the warrant exchange of 89,600 warrants for 98,560 warrants that was publicly disclosed pursuant to a Current Report on Form 8-K filed November 7, 2011.

Code of Business Conduct and Ethics

The information regarding our Code of Business Conduct and Ethics, including information regarding amendments and waivers thereunder, was included in Item 10 of the Original 10-K Filing.

Board of Directors Acting as our Audit Committee

Our entire board of directors serves as our audit committee. Our board of directors in its capacity as our audit committee reviews our financial reporting process.

Audit Committee Financial Expert

Our board of directors has determined that John Francis is an “audit committee financial expert,” within the meaning of SEC rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth compensation paid by us for the years indicated to the individuals who served as our Chief Executive Officer and Chief Financial Officer during the year ended December 31, 2012.  There were no other executive officers serving as of December 31, 2012. These 2 individuals are referred to as our "named executive officers."

Name and principal position	Year	Salary ($)	Bonus ($)	Warrant And Stock option Awards ($)(1)	Non-equity Incentive Plan Compensation ($)	Non- qualified deferred compensation earnings ($)	All other compensation ($)(2)	Total
Brian E. Stewart	2012	$240,000	84,000	$88,290	—	—	$23,482	$435,772
President, Chief Executive Officer and director	2011	$200,000	—	$7,560	—	—	$21,778	$229,338

David Dreyer	2012	$240,000	60,000	88,290	—	—	$23,482	$411,772
Chief Financial Officer, Treasurer and Secretary	2011	$200,000	—	$—	—	—	19,569	$219,569

(1) Represents the grant date fair value determined in accordance with Accounting Standards Codification ("ASC") 718 Share Based Payments , for the warrants and stock option awards granted to our named executive officers for the periods presented. For additional information regarding the assumptions used in determining the fair value of option awards using the Black-Scholes pricing model, please see Note 11 to our Consolidated Financial Statements included in our Original 10-K Filing.

(2) This includes medical benefits paid to each officer.

Narrative Disclosure to Summary Compensation Table

Employment Agreements and Severance Agreements

Brian E. Stewart

We are party to an employment agreement with Mr. Stewart, which became effective on November 15, 2010, pursuant to which he serves as our President, Chief Executive Officer and a director. The term of the agreement is three years from the effective date and automatically extends for additional one-year terms thereafter unless either party delivers written notice of non-extension to the other party at least 90 days prior to the extension of the term. Mr. Stewart's annual base salary was  increased from $200,000 to $240,000  effective on January 1, 2012. He is also eligible to participate in our executive bonus plan, under which the minimum target bonus opportunity is 25% of his annual base salary, and in any stock option, restricted stock, stock appreciation rights and other equity compensation plan or program sponsored by us or our affiliates on the same terms and conditions generally applicable to our executives. In addition, he is generally entitled to participate in all other incentive, savings and retirement plans, health and welfare plans, practices, policies and programs sponsored by us or our affiliates on the same terms and conditions as generally applicable to our executives.

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

David C. Dreyer

We are party to an employment agreement with Mr. Dreyer, which became effective as of October 22, 2010, pursuant to which he serves as our Chief Financial Officer and Vice President. The term of the agreement is three years from the effective date, and automatically extends for additional one-year terms thereafter unless either party delivers written notice of non-extension to the other party at least 90 days prior to the extension of the term. Mr. Dreyer's annual base salary was increased from $200,000 to $240,000 effective January 1, 2012. He is also eligible to participate in our executive bonus plan, under which the minimum target bonus opportunity is 25% of his annual base salary and in any stock option, restricted stock, stock appreciation rights and other equity compensation plan or program sponsored by us or our affiliates on the same terms and conditions generally applicable to our executives. In addition, he is generally entitled to participate in all other incentive, savings and retirement plans, health and welfare plans, practices, policies and programs sponsored by us or our affiliates on the same terms and conditions as generally applicable to our executives.

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

Outstanding Equity Awards at December 31, 2012

The following table sets forth the outstanding warrant and stock option and warrant awards held by our named executive officers at December 31, 2012.

Warrant and Option Awards
	Number of	Number of
	Securities	Securities	Option or
	Underlying	Underlying	Warrant
	Unexercised	Unexercised	Weighted
	Options or	Options or	Average
	Warrants	Warrants	Exercise	Option or Warrant
Name	Exercisable	Unexercisable	Price	expiration date

Brian E. Stewart (1)	1,464,286	535,714	$0.80	11/15/2020
Director, President and	198,560	-	$1.09	07/31/2013
Chief Executive Officer	-	100,000	$1.20	1/30/2022

David Dreyer (2)	259,028	190,972	$0.75	10/22/2020
Chief Financial Officer,	-	100,000	$1.20	1/30/2022
Treasurer and Secretary

(1)
Mr. Stewart received a stock option grant for a total of 2,000,000 shares of our common stock, 500,000 of which vested as of the date of the grant and 250,000 of which vested and became exercisable on December 22, 2010. The unvested options vest at a rate of approximately 29,762 shares monthly, with 100% of the option becoming exercisable on November 15, 2014. The 198,560 shares relate to warrants to purchase shares of our common stock. In January of 2012 Mr. Stewart received a stock option grant for 100,000 shares of our common stock, of which 25% vested after the first year and the remaining vested monthly over the remaining 36 months.

(2)
Mr. Dreyer received a stock option grant for 450,000 shares of our common stock, of which 100,000 vested on April 22, 2011.  The unvested options vest at a rate of approximately 8,333 shares monthly, with 100% of the option becoming exercisable on October 22, 2014. In January of 2012 Mr. Dreyer received a stock option grant for 100,000 shares of our common stock, of which 25% vested after the first year and the remaining vested monthly over the remaining 36 months.

2012 Executive Compensation Decisions

On February 5, 2012 our Board of Directors reviewed the performance of Mr. Stewart and Mr. Dreyer with respect to 2012 and approved a cash bonus of $84,000 to Mr. Stewart and $60,000 to Mr. Dreyer.  Such bonus was awarded on a discretionary basis by the Board, without the participation of Mr. Stewart, based on the Board’s evaluation of corporate and individual performance.  The Board elected to increase Mr. Stewart’s award above the 25% opportunity level provided in his employment agreement based on the performance of the Company during 2012 and the Board’s review of Mr. Stewart’s overall compensation. As discussed in our Original 10-K filing, we ended the 2012 fiscal year with an installed customer base of 278 hospitals, representing annual growth of 181%, and had 17 additional hospitals with signed agreements awaiting implementations during 2013, that will bring the total installed customer base to 295 hospitals during 2013. The board left Mr. Stewart's and Mr. Dreyer's base salaries unchanged from their 2012 levels.

Additional Narrative Disclosure

We do not currently offer a pension benefit plan or any non-qualified deferred compensation plan. For a description of payments required to be made to our named executive officers in connection with a change of control or termination of their employment, see "Narrative Discussion to Summary Compensation Table—Employment Agreements" above.

Director Compensation

The following individuals served as our non-employee directors during the year ended December 31, 2012:  John P. Francis, Louis Glazer, MD, PhG, Lynne Silverstein and Wenchen Lin.  None of these directors received any compensation from us for their board service during 2012.  For information about Mr. Stewart's compensation for 2012, see "Summary Compensation Table" above.

As of December 31, 2012, our non-employee directors held the following outstanding option awards:

Name	Expiration Date	Option Exercise Price	Shares
John P. Francis			—
Louis Glazer, MD, PhG	3/30/2015	5.27	90,000
Lynne Silverstein			—
Wenchen Lin	1/25/2016	4.10	90,000

Narrative Discussion of Director Compensation

During the year ended December 31, 2012, we did not have in place any formal plans or programs providing for the payment of compensation to our non-employee directors. Payment (or accrual) of attendance fees to our non-employee directors for service on our board of directors is determined and approved on an ad hoc basis. We did not pay or accrue any fees for service on our board for 2012. Similarly, equity grants are determined and approved on an ad hoc basis. We did not grant any equity awards to our non-employee directors for service on our board of directors in 2012. Directors received only reimbursement of reasonable expenses for attendance at meetings of our board and annual stockholders meeting.

Security Ownership of Certain Beneficial Owners

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and our Series A Stock as of March 31, 2013 (1) by each person who is known by us to own beneficially more than 5% of our outstanding common stock and/or Series A Stock, (2) by each of our directors and nominees for director, (3) by each named executive officer identified in the table set forth in Item 11 under the heading "Summary Compensation Table," and (4) by all of our executive officers and directors as a group.

Shares Beneficially Owned (b)
	Common Stock			Series A Preferred Stock
Name and Address of Beneficial Owner (a)	Number of Shares		%	Number of Shares	%
Kinderhook Partners, LP 2 Executive Dr Suite 585 Fort Lee, NJ 07024	7,359,435	(c)	20%	—	*
Francis Capital Management, LLC 1453 Third St. , Suite 470 Santa Monica, CA 90401	3,206,840	(d)	9%	—	*
Compass Global Management, Ltd. c/o M&C Corporate Services limited P.O. Box 309 GT, Ugland House South Church Street, Georgetown Grand Cayman, Cayman Islands	2,600,000	(e)	7%	—	*
Cardinal Health, Inc. 7000 Cardinal Place Dublin, OH 43017	1,875,000	(f)	5%	—	*
Catalysis Partners, LLC 1453 Third St. , Suite 470 Santa Monica, CA 90401	1,488,864	(d)	4%	—	*
Radisson Trading Company RM 1502-4, Righteous Centre 585 Nathan Road, Mongkok, Kowloon, Hong Kong	3,029,333	(g)	8%	—	*
Catalysis Offshore, Ltd. 1453 Third St. , Suite 470 Santa Monica, CA 90401	1,565,336	(d)	4%	—	*
Melanie Glazer 2100 South Ocean Lane #2408 Ft Lauderdale, FL 33316	753,184	(h)	2%	10,750	98%
Brian Stewart	2,574,989	(i)	6%	—	*
John P. Francis	3,206,840	(j)	9%	—	*
Louis Glazer, MD	753,184	(k)	2%	10,750	98%
Lynne Silverstein	91,330		*	—	*
Wenchen Lin	1,100,000	(l)	3%	—	*
David Dreyer	540,764	(m)	*	—
All named directors and executive officers as a group (6 persons total)	8,267,107	(n)	21%	10,750	98%

* less than 1%

(a) The address of each person named in the table, unless otherwise indicated, is c/o Patient Safety Technologies, Inc., 2 Venture Plaza, Suite 350 Irvine CA, 92618.

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

SEC rules also treat as beneficially owned all shares that a person would receive upon exercise or conversion of stock options, warrants or other securities or rights held by that person that are immediately exercisable or convertible, or exercisable or convertible within 60 days of the determination date, which in our case is March 31, 2013. Such shares are deemed to be outstanding for the purpose of computing the number of shares beneficially owned and the percentage ownership of the person holding such options, warrants securities or other rights, but these shares are not treated as outstanding for the purpose of computing the percentage ownership of any other person. On March 31, 2013, there were 37,543,448 shares of our common stock issued and outstanding and 10,950 shares of our Series A Stock issued and outstanding. Subject to the terms and conditions of our Series B Stock and to customary adjustments to the conversion rate, each share of our Series B Stock is convertible into 133 shares of our common stock so long as the number of shares of our common stock "beneficially owned" (as defined in Rule 13d-3(d)(i) under the Securities Exchange Act of 1934, as amended) by the holder, its affiliates and any persons acting as a group with such holder or its affiliates, following such conversion, does not exceed 4.9% of our outstanding common stock (after giving effect to such conversion) (the "Beneficial Ownership Limitation"). Holders of our Series B Stock may, upon not less than 61 days' prior notice, increase or decrease the Beneficial Ownership Limitation provided that such Beneficial Ownership Limitation in no event exceeds 9.9% of the shares of common stock outstanding immediately after giving effect to such conversion. Therefore, under SEC rules, a holder who only owns Series B Stock would generally not be deemed a 5% holder because such shares cannot be converted within 60 days of the determination date. Accordingly, such a holder would not be disclosed on this table as a 5% holder. However, for holders of Series B Stock for whom disclosure is required on this table for reasons other than 5% ownership of Series B Stock (i.e., directors and executive officers), the shares underlying the Series B Stock they hold, if any, up to the 4.9% Beneficial Ownership Limit, would be included in the ownership information in this table, unless such limit would preclude any conversion of such Series B Stock.

(c) Information is based on a Form 4 filed on May 21, 2012 by Kinderhook Partners, LP. Kinderhook Capital Management, LLC serves as the investment adviser to Kinderhook Partners, LP (the "Partnership"). Kinderhook GP, LLC serves as the general partner (the "General Partner") to the Partnership, and Messrs. Tushar Shah and Stephen Clearman serve as the General Partner's managing members, responsible for making investment decisions with respect to the Partnership and, as a result, Mr. Shah and Mr. Clearman may be deemed to control such entities. In addition, Mr. Shah and Mr. Clearman are responsible for making investment decisions with respect to Kinderhook Capital Management, LLC. Accordingly, Mr. Shah and Mr. Clearman may be deemed to have a beneficial interest in the shares of Common Stock by virtue of their indirect control of the Partnership's, the General Partner's and Kinderhook Capital Management, LLC's power to vote and/or dispose of the shares of Common Stock. Mr. Shah and Mr. Clearman disclaim beneficial ownership of the shares of Common Stock except to the extent of his respective pecuniary interest, if any, therein. Kinderhook Capital Management, LLC specifically disclaims beneficial ownership in the shares of Common Stock reported herein except to the extent of its pecuniary interest therein, if any.

(d) Information is based on a Form 4 filed on February 5, 2013 by John Francis. John Francis is the managing member of Francis Capital Management, LLC, a California limited liability company ("FCM"), which is the managing member of Catalyis LLC and the investment manager of Catalysis Ltd. John Francis has sole voting and dispositive power over Shares held by Catalysis LLC and Catalysis Ltd. Ownership is 152,640 Shares held by FCM, 1,488,864 Shares held by Catalysis LLC, and 1,565,336 Shares held by Catalysis Ltd. of which John Francis has sole voting and dispositive power but disclaims beneficial ownership except to the extent of his pecuniary interest therein. The inclusion of disclaimed Shares in this Report shall not be deemed an admission of beneficial ownership for purposes of Section 16 or for any other purpose. Excludes 11,628 shares of our Series B Stock owned by Catalysis. See footnote (b).

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

(g) Information is based on a Schedule 13D filed on April 16, 2010 and our knowledge of the issuance in March 2011 of 1,333,333 shares of common stock to Radisson Trading Company.

(h) Common stock includes (i) 226,991 shares of common stock held in various trusts for the benefit of Mrs. Glazer, (ii) 339,593 shares of common stock held in the Glazer Family Partnership, over which Mrs. Glazer shares control with her husband, Dr. Glazer, (iii) 6,600 shares held by Dr. Glazer, (iv) options to purchase 180,000 shares of our common stock held by Dr. Glazer. Series A Stock includes (i) 1,500 shares of Series A Stock held in various trusts for the benefit of Mrs. Glazer, (ii) 6,650 shares of Series A Stock held in the Glazer Family Partnership over which Mrs. Glazer shares control with her husband, Dr. Glazer and (iii) 2,600 shares of Series A Stock held by both Dr. Glazer and Mrs. Glazer.

(i) Includes (i) 730,000 shares of our common stock, (ii) warrants to acquire 98,560 shares of our common stock at an exercise price of $0.75 per share, which expire May 20, 2013, (iii) warrants to acquire 100,000 shares of our common stock at an exercise price of $1.40 per share, which expire August 1, 2013, and (iv) options to purchase 1,646,429 shares of our common stock exercisable within 60 days of March 31, 2013.

(j) Information is based on a Form 4 filed on February 5, 2013. Represents securities beneficially owned by Francis Capital Management, LLC. Mr. Francis has voting and investment control over securities held by Francis Capital Management, LLC. Mr. Francis disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(k) Common stock includes (i) 198,971 shares of common stock held in various trusts for the benefit of Melanie Glazer, Dr. Glazer's spouse, (ii) 28,020 shares held by Mrs. Glazer, (iii) 339,593 shares of common stock held in the Glazer Family Partnership, over which Dr. Glazer shares control with his spouse and (iv) options to purchase 180,000 shares of our common stock held by Dr. Glazer. Series A Stock includes (i) shares of Series A Stock held in various trusts for the benefit of Mrs. Glazer, (ii) shares of Series A Stock held in the Glazer Family Partnership over which Dr. Glazer shares control with his spouse and (iii) 2,600 shares of Series A Stock held by both Dr. Glazer and Mrs. Glazer.

(l) Includes 1,100,00 shares of common stock held by A Plus International Inc., which information is based on a Schedule 13D filed on April 16, 2010, but excludes 11,628 shares of our Series B Stock owned by A Plus (see footnote (b)). Mr. Lin may be deemed the beneficial owner of the shares held by A Plus by virtue of his managerial control of A Plus.

(m) Includes (i) 205,000 shares of our common stock and (ii) options to purchase 335,764 shares of our common stock exercisable within 60 days of March 31, 2013.

(n) Includes 5,906,354 shares of common stock, options to purchase 2,162,193 shares of our common stock exercisable within 60 days of March 31, 2013, and warrants to purchase 198,560 shares of our common stock.

Equity Compensation Plan Information

The following table sets forth information on our equity compensation plans.

As of December 31, 2012
	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Plan Category	Column (a)		Column (b)		Column (c)

Equity compensation plans approved by stockholders	3,718,901	(1)	$1.32	(2)	3,281,099	(3)
Equity compensation plans not approved by stockholders	1,878,334		$0.86		—
Total:	5,597,235		$1.19		3,281,099

(1) This includes 720,000 options outstanding under our Amended and Restated 2005 Stock Option and Restricted Stock Plan, and 2,998,901 under our 2009 Stock Option Plan, but excludes 1,878,334 non-qualified options that were issued outside of these equity plans and were approved by our board of directors.

(2) This weighted average exercise price excludes 1,878,334 non-qualified options that were issued outside our equity plans. The remaining weighted term of outstanding options is 7.06 years.

(3) All of these shares remain available for future grants under our equity plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

A Plus International, Inc. Wenchen Lin

For the years ended December 31, 2012 and 2011, the Company purchased from A Plus approximately $10.5 million and $4.3 million, respectively, in connection with the manufacture of surgical products used in the Safety-Sponge® System by A Plus. Wayne Lin, a Director and beneficial owner of the Company is a founder, owner and President of A Plus. The vast majority of these amounts were recognized in cost of revenues and inventory.  At December 31, 2012 and 2011, the Company’s accounts payable included $4.0 million and $1.2 million respectively, owed to A Plus in connection with the manufacture and supply of surgical products used in the Safety-Sponge® System. In addition the Company recognized for the year ended December 31, 2012 and 2011 $106 thousand and $0 in interest expense related to the Company incurring interest charges for payables aging outside of contractual terms, respectively. Such interest was classified as a financing cost in the accompanying consolidated financial statements.

During the years ended December 31, 2012 and 2011 the Company issued to A Plus Series B preferred shares as paid in kind dividends of 746 and 701, respectively.

Radisson Trading Company

On March 29, 2011 and March 30, 2011, we closed on a private placement financing raising $7.1 million through the issuance of 9.5 million shares of our common stock at a selling price of $0.75 per share. Radisson Trading Company, which beneficially owns more than 5% of our common stock, purchased 1,333,333 shares for a purchase price of $1,000,000.

Kinderhook Partners, LP

On May 18, 2012 we closed on a private placement financing raising $3.5 million through the issuance of 2.5 million shares of our common stock at a selling price of $1.40 per share. Kinderhook Partners, LP, which beneficially owns more than 5% of our common stock, purchased 1,045,642 shares for a purchase price of $1,463,899.

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

In January 2013, we and Cardinal Health signed the second amendment to the Supply and Distribution agreement. The Second Amendment amends a number of terms under the Supply Agreement and the First Amendment including but not limited to adding certain provisions regarding target inventory levels of the Company’s products held by Cardinal Health, and extending the termination date of the Supply Agreement from December 31, 2015 to December 31, 2016.  Under the terms of the Second Amendment, Cardinal Health is required to maintain any inventory in excess of set target inventory levels up through to December 31, 2013, and the Company agrees to pay a monthly fee to Cardinal Health throughout 2013 based on the amount of any excess inventory held each month by Cardinal Health.  The Company will continue to have the right to buy back any such excess inventory from Cardinal Health at any time.  Beginning January 1, 2014, Cardinal Health may use any remaining excess inventory to partially meet customer demand according to a formula set forth in the First Amendment which limits the use of any excess inventory over a 12 month time period.  Should there be any excess inventory during 2014, the Company will continue to pay Cardinal Health a monthly fee on the excess inventory up through to December 31, 2014, and if there is any excess inventory held by Cardinal Health after December 31, 2014, Cardinal Health will have the right to use that excess inventory to meet customer demand of the Company’s products.  Management currently estimates that any fees paid to Cardinal Health under the Second Amendment will not have a material impact on the Company’s financial results (currently estimated to range from 1% to 3% of reported revenue for the Company during the years 2013 and 2014), and that any additional growth the Company experiences during 2013 and 2014 will minimize the impact of any fees paid.  Additionally, the Second Amendment provides that the Supply Agreement is terminable by Cardinal Health upon a change of control of the Company.

Independence of the Board of Directors

Although we are not listed on the Nasdaq exchange we have chosen their listing standard rules for the evaluation of our director independence. Our board determined that Lynne Sylverstein, John Francis and Dr. Louis Glazer are "independent" as that term is defined in the listing rules of The Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

For the years ended December 31, 2011 and 2012, the aggregate fees billed by Squar, Milner, Peterson, Miranda & Williamson LLP were as follows:

	2011	2012
Audit Fees	$140,616	$142,560
Audit-related Fees	$46,006	$21,332
Tax Fees	3,081	—
Total Fees	$189,703	$163,892

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end consolidated financial statements and reviews of the interim consolidated financial statements included in quarterly reports and services that are normally provided by independent registered public accounting firms in connection with statutory and regulatory filings.

Audit-related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees." These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For 2012, these fees related to filing our registration statement on Form S-1. For 2011, these fees also included fees related to assistance with SEC comment letter responses and fees related to filing our registration statement on Form S-1.

Tax Fees. Tax fees consisted principally of fees billed to us for professional services performed with respect to compliance with our tax contingency matter.

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

Our board has responsibility for appointing, as well as setting the compensation and overseeing the work of, the independent registered public accounting firm. In addition, although permitted by Section 202 of the Sarbanes-Oxley Act of 2002 to pre-approve the provisions of audit and non-audit services by our independent auditor, our board does not currently have in place formal pre-approval policies and procedures. As such, our board approves each engagement of our independent auditor for audit and permitted non-audit services. Thus, all services provided by Squar Milner during 2012, as described above, were approved by our board of directors in advance of Squar Milner providing such services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

The exhibits listed on the accompanying Exhibit Index are incorporated in this annual report on Form 10-K/A by this reference and filed as part of this report. See “Exhibit Index” for important information regarding our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2013.

PATIENT SAFETY TECHNOLOGIES, INC.

By:	/S/ BRIAN E. STEWART
Brian E. Stewart
President and Chief Executive Officer

Exhibit Number	Description

3.1.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Annex A to our definitive proxy statement on Schedule 14A filed with the SEC on June 27, 2012)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15D-14(a)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15D-14(a)