Form 10-Q
period 2013-03-31
Patient Safety Technologies, Inc
filed 2013-05-14
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED MARCH 31, 2013

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

We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to us. Although we believe that the plans, objectives, expectations and intentions reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee that our plans, objectives, expectations or intentions will be achieved. Our actual results, performance (financial or operating) or achievements could differ from those expressed in or implied by any forward-looking statement in this Report as a result of many known and unknown factors, many of which are beyond our ability to predict or control, and those differences may be material.  These factors include, but are not limited to, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013 and amended on April 30, 2013, including without limitation the following:

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATIENT SAFETY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,346,266	$5,177,082
Accounts receivable	1,991,385	1,415,634
Inventories, net	3,580,689	3,968,436
Prepaid expenses	116,051	308,285
Total current assets	10,034,391	10,869,437

Property and equipment, net	4,590,847	4,833,754
Goodwill	1,832,027	1,832,027
Patents, net	2,057,967	2,139,202
Other assets	37,462	37,462
Total assets	$18,552,694	$19,711,882

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,423,343	$4,499,002
Accrued liabilities	343,480	960,062
Deferred revenue – current portion	822,849	846,395
Total current liabilities	5,589,672	6,305,459

Deferred revenue	793,327	969,395
Total liabilities	6,382,999	7,274,854

Commitments and contingencies (Note 11)

Stockholders’ equity :
Preferred stock, $1.00 par value, 1,000,000 shares authorized:
Series A preferred stock, $1.00 par value, cumulative 7% dividend: 500,000 shares designated; 10,950 issued and outstanding at March 31, 2013 and December 31, 2012; (Liquidation preference of $1.1 million at March 31, 2013 and December 31, 2012)	10,950	10,950
Series B convertible preferred stock, $1.00 par value, cumulative 7% dividend: 150,000 shares designated; 70,425 issued and outstanding at March 31, 2013 and December 31, 2012; (Liquidation preference of $7.1 million at March 31, 2013 and December 31, 2012)	70,425	70,425
Common stock, $0.0001 par value: 100,000,000 shares authorized; 37,543,448 shares issued and outstanding at March 31, 2013 and 37,041,170 shares issued and outstanding at December 31, 2012	3,754	3,705
Additional paid-in capital	74,649,552	74,094,855
Accumulated deficit	(62,564,986)	(61,742,907)
Total stockholders’ equity	12,169,695	12,437,028
Total liabilities and stockholders’ equity	$18,552,694	$19,711,882

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenues	$4,757,734	$3,102,258
Cost of revenue	2,918,915	1,865,631
Gross profit	1,838,819	1,236,627

Operating expenses:
Research and development	133,411	147,643
Sales and marketing	1,067,929	1,299,096
General and administrative	1,250,557	1,091,865
Total operating expenses	2,451,897	2,538,604

Operating loss	(613,078)	(1,301,977)

Other income (expense):
Interest income, net	2,122	3,878
Interest expense – related party	(68,717)	—
Total other (expense) income	(66,595)	3,878

Loss before income taxes	(679,673)	(1,298,099)
Income tax expense	—	(3,712)
Net loss	(679,673)	(1,301,811)
Preferred dividends	(142,406)	(130,523)
Net loss applicable to common stockholders	$(822,079)	$(1,432,334)

Loss per common share
Basic and Diluted	$(0.02)	$(0.04)
Weighted average common shares outstanding:
Basic and Diluted	37,283,879	34,021,788

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(679,673)	$(1,301,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	555,528	285,875
Amortization of patents	81,235	81,235
Stock-based compensation	189,747	199,690
Changes in operating assets and liabilities:
Accounts receivable	(575,751)	(635,949)
Inventories	387,747	(489,173)
Prepaid expenses	192,232	136,700
Other assets	—	3,001
Accounts payable	(75,659)	663,754
Accrued liabilities	(616,583)	(59,087)
Deferred revenue	(199,613)	558,146
Net cash used in operating activities	(740,790)	(557,619)

Investing activities:
Purchase of property and equipment	(312,620)	(1,599,236)
Net cash used in investing activities	(312,620)	(1,599,236)

Financing activities:
Payments of preferred stock series A dividends	(19,163)	(19,163)
Payments of convertible preferred stock series B dividends	(123,243)	(60)
Proceeds from exercise of stock options	365,000	—
Net cash provided by (used in) financing activities	222,594	(19,223)

Net decrease in cash and cash equivalents	(830,816)	(2,176,078)
Cash and cash equivalents at beginning of period	5,177,082	3,668,524
Cash and cash equivalents at end of period	$4,346,266	$1,492,446

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$—	$3,712
Non cash investing and financing activities:
Payment of Series B preferred dividends in preferred B shares	$—	$111,300
Issuance of common shares previously earned	$—	$990

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements (Unaudited)

1. DESCRIPTION OF BUSINESS

Patient Safety Technologies, Inc. (the "Company", “us”, “we”) is a Delaware corporation. The Company’s operations are conducted through its wholly-owned operating subsidiary, SurgiCount Medical, Inc. (“SurgiCount”), a California corporation.

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable sections of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to make the financial statements not misleading. The condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited financial statements. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (as amended).  Results of the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 2013.

Principles of Consolidation

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2013 presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.

Use of Estimates

The condensed consolidated interim financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the valuation of accounts receivable and inventory, impairment of goodwill and intangible assets, the fair value of stock-based compensation, valuation allowance related to deferred tax assets, warranty obligations, provisions for returns and allowances and the determination of the collection of revenue arrangements.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

Revenue Recognition

Revenue related to surgical products is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectability is reasonably assured and risk of loss transfers, usually when products are shipped. Reimbursements related to scanners and related equipment provided to hospitals are recognized on a straight-line basis over the expected term of the related customer contract, while the cost of the scanners and related equipment is carried as hardware equipment within property, plant and equipment and depreciated as a component of cost of revenue over its estimated useful life. Generally, the expected term of the customer contracts and the estimated useful life of the scanners are both 3 years. Provisions for estimated future product returns and allowances are recorded in the period of the sale based on the historical and anticipated future rate of returns.  Revenue is recorded net of any rebates given to the buyer.

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

For the three month period ended March 31, 2013 and 2012, potential shares associated with the convertible preferred stock plus warrants and options of 16,740,486 and 18,452,419, have a value in excess of the average stock price during the three month period ending March 31, 2013 and 2012, respectively. Because the effects of these securities are anti-dilutive, shares of common stock underlying these instruments have been excluded from the computation of loss per common share for the three months ended March 31, 2013.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	March 31,	December 31,
	2013	2012
Computer software and equipment	$1,836,057	$1,718,247
Furniture and equipment	158,339	88,626
Hardware for customer use	7,118,092	6,992,994
Property and equipment, gross	9,112,488	8,799,867
Less: accumulated depreciation	(4,521,641)	(3,966,113)
Property and equipment, net	$4,590,847	$4,833,754

Depreciation expense for the three months ended March 31, 2013 was $556 thousand, of which $519 thousand was recorded as cost of revenues. Depreciation expense for the three months ended March 31, 2012 was $286 thousand, of which $257 thousand was recorded as cost of revenue.

5. DEFERRED REVENUE

The Company generally provides its SurgiCounter™ scanners and related software to most hospitals at no cost when they adopt its Safety-Sponge® System. Under the Company's existing distribution agreement with Cardinal Health, Inc. (“Cardinal Health”), Cardinal Health has agreed to reimburse the Company for a percentage of the scanner costs supplied to certain hospitals. Payments received from Cardinal Health relating to scanner cost reimbursements are deferred, and recognized as revenue on a pro-rata basis over the life of the scanner (which approximates the term of the hospital purchase commitment as they are refundable in the event a hospital contract is cancelled). Revenue recognized related to these reimbursements for the three months ended March 31, 2013 was $223 thousand. Revenue recognized related to these reimbursements for the three months ended March 31, 2012 was $102 thousand.

6. STOCKHOLDER’S EQUITY

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

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

7. WARRANTS

During the three months ended March 31, 2013, 169,361 net shares of common stock were issued in connection with the exercise of 300,000 warrants.

The following table summarizes warrants to purchase common stock activity for the period ended March 31, 2013:

	Number of Warrants	Range of Exercise Price
Warrants outstanding at December 31, 2012	4,247,935	$0.75 - 4.00
Cancelled/Expired	—	$—
Exercised	(300,000)	$0.75
Warrants outstanding at March 31, 2013	3,947,935	$0.75 - 4.00

At March 31, 2013, stock purchase warrants will expire as follows:

	# of Warrants	Range of Exercise Price
2013(remaining)	1,361,060	$0.75 - 1.40
2014	1,890,000	$1.82 - 4.00
2015	696,875	$1.25
Total	3,947,935	$0.75 - 4.00

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

8. STOCK OPTION PLANS

The following tables set forth information on our equity compensation plans.

On July 18, 2012 the Company amended its 2009 stock option Plan to increase the number of shares issuable under the Plan from 3,000,000 to 4,500,000.

During the three months ended March 31, 2013, 332,917 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $365 thousand.

All options that the Company granted during the three months ended March 31, 2013 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Three Months Ended March 31,
	2013	2012
Weighted average risk free interest rate	1.08%	1.03%
Weighted average life (in years)	5.99	6.11
Weighted average volatility	89%	89%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$1.26	$0.88
Estimated forfeiture rate	5%	5%

A summary of stock option activity for the three months ended March 31, 2013 is presented below:

Outstanding Options
Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2012	5,597,235	$1.17	7.45	$3,613,649
Options granted	324,000	$1.72	9.92	—
Exercised	(332,917)	$1.10	5.88	—
Forfeited	(256,041)	$2.17	—	—
Balance at March 31, 2013	5,332,277	$1.16	7.50	$3,656,544
Vested and exercisable as of March 31, 2013	3,375,365	$1.19	7.03	$2,476,642
Unvested and expected to vest as of March 31, 2013	1,859,141	$1.10	8.33	$1,120,945

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.70 of the Company’s common stock at March 31, 2013.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

The total grant date fair value of stock options granted for the three months ended March 31, 2013 was $409 thousand. For the three months ended March 31, 2013, stock option based compensation expense was $190 thousand.

The total grant date fair value of stock options granted during the three months ended March 31, 2012 was $341 thousand. For the three months ended March 31, 2012 stock option based compensation expense was $200 thousand.

As of March 31, 2013, there was $1.6 million of unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2.24 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

9. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013 the Company purchased approximately $1.9 million in connection with the manufacture of surgical products used in the Safety-Sponge® System by A Plus International, Inc. (“A Plus”), of which the vast majority was recognized in cost of revenue and recorded on the balance sheet as inventory in the accompanying condensed consolidated financial statements. At March 31, 2013 and December 31, 2012, the Company’s accounts payable included $3.6 million and $4.0 million owed to A Plus. In addition the Company recognized during the three months ended March 31, 2013 $69 thousand in interest expense related to the Company incurring interest charges for payables aging outside of contractual terms. Such interest was classified as a financing cost in the accompanying condensed consolidated financial statements. Wayne Lin, a Director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

10. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

During the three months ended March 31, 2013 and 2012, due to its exclusive distribution agreement with Cardinal Health, the Company had one customer which for both periods represented in excess of 99% of total revenue, and 99% of total accounts receivables.

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

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

11.  COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company is involved in various proceedings, legal actions and claims arising in the normal course of business. The outcomes of these matters will generally not be known for prolonged periods of time. In certain of the legal proceedings, the claimants seek damages, as well as other compensatory relief, which could result in the payment of significant claims and settlements.  In legal matters for which management determines both that a loss is probable and has sufficient information to reasonably estimate the Company’s future obligations, a liability representing management’s best estimate of the probable cost, or the minimum of the range of probable losses when a best estimate within the range is not known for the resolution of these legal matters, is recorded. The estimates are based on consultation with legal counsel, previous settlement experience and settlement strategies.

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2013 through the date of the filing of this Report. The Company did not have any material subsequent events that require adjustment or disclosure in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated interim financial statements and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes thereto and the description of our business appearing in our annual report on Form 10-K for the year ended December 31, 2012 (as amended).  This discussion contains forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements”.

Overview

We focus on the development, marketing and sale of products designed to improve patient outcomes and reduce costs in the healthcare industry. We conduct our business through our wholly owned subsidiary, SurgiCount Medical, Inc. Our proprietary Safety-Sponge® System is a patented solution designed to eliminate one of the most common errors in surgery, retained surgical sponges, and the human and economic costs associated with this surgical mistake.  The Safety-Sponge® System consists of a line of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system. We generate recurring revenue derived from the sale of surgical sponges and towels to our customer facilities that utilize our products in surgical procedures. We estimate that since inception of the Safety Sponge System® and as of the date of the filing of this Report, over 164 million of our Safety-Sponges® have been successfully used in more than 7.8 million surgical procedures. We sell our Safety-Sponge® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners. Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus, a leading China-based manufacturer of disposable medical and surgical supplies. Our sponge and towel products are distributed through Cardinal Health, which provides us sales, marketing and logistics support and the fulfillment of our products to our end user hospitals by both delivering our products directly to our end user hospitals and where appropriate through alternative distributors. As of the quarter ended March 31, 2013 and as of the date of the filing of this Report we had approximately 282 and 285 facilities using the Safety-Sponge® System, respectively, all of which are located in the U.S. This compares to approximately 149 facilities using our system as of the quarter ended March 31, 2012. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business. Once implemented, the vast majority of our user hospitals use the Safety-Sponge® System across all of their relevant surgical and OB/GYN procedures.

Factors Affecting Past and Future Results

140+ Hospital Integrated Delivery Network Agreement

On September 28, 2011, the Company announced that it signed an agreement, effective October 1, 2011, to implement the SurgiCount Safety-Sponge ® System in hospitals of one of the largest hospital operators in the U.S.  Though the agreement itself did not call for or require a minimum number of hospitals to be implemented, SurgiCount and the operator planned for the implementation of the Safety-Sponge® System across all of the more than 140 hospitals that it operates. To date, the Company has successfully implemented the Safety-Sponge ® System in all of these hospitals. The addition of these incremental hospitals has significantly expanded the Company's installed base of customer facilities.

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

In March 2011, Cardinal Health and the Company signed an amendment to the Supply and Distribution agreement. The Amended Supply and Distribution Agreement revised a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding setting target inventory levels and defining a formula for determining the excess inventory of our products held by Cardinal Health. At that time Cardinal Health agreed to not sell any of the Forward Order inventory until calendar year 2012.  We also agreed to a methodology for the amount of the Forward Order inventory Cardinal Health would be able to sell to our customers each month, establishing a more orderly inventory release process that would help to minimize the impact this inventory release would have had on our sales during 2012.

In January 2013, Cardinal Health and the Company signed the second amendment to the Supply and Distribution agreement or the “Second Amendment”. The Second Amendment changed a number of terms under the Supply and Distribution Agreement and the First Amendment including but not limited to adding certain provisions regarding target inventory levels of the Company’s products held by Cardinal Health, and extending the termination date of the Supply and Distribution Agreement from December 31, 2015 to December 31, 2016. Under the terms of the Second Amendment, Cardinal Health is required to maintain any inventory in excess of set target inventory levels up through December 31, 2013, and the Company agrees to pay a monthly fee to Cardinal Health throughout 2013 based on the amount of any excess inventory held each month by Cardinal Health.  The Company will continue to have the right to buy back any such excess inventory from Cardinal Health at any time.  Beginning January 1, 2014, Cardinal Health may use any remaining excess inventory to partially meet customer demand according to a formula set forth in the First Amendment which limits their use of any excess inventory over a 12 month time period.  Should there be any excess inventory during 2014, the Company will continue to pay Cardinal Health a monthly fee on the excess inventory up through December 31, 2014, and if there is any excess inventory held by Cardinal Health after December 31, 2014, Cardinal Health will have the right to use that excess inventory to meet customer demand of the Company’s products.  Management currently estimates that any fees paid to Cardinal Health under the Second Amendment will not have a material impact on the Company’s financial results (currently estimated to range from 1% to 3% of reported revenue for the Company during the years 2013 and 2014), and that any additional growth the Company experiences during 2013 and 2014 will minimize the impact of any fees paid.  Additionally, the Second Amendment provides that the Supply and Distribution Agreement is terminable by Cardinal Health upon a change of control of the Company.

Should Cardinal Health have any excess inventory on the date we mutually agree that Cardinal Health can start releasing Forward Order inventory, and should Cardinal Health begin selling the excess inventory it holds to partially meet customer demand, our reported revenues and cash flows will be negatively affected. The magnitude of this negative impact on our 2013 and 2014 revenue and cash flows will depend on a number of factors, including but not limited to the amount of excess inventory Cardinal Health actually has on hand in 2013, whether the Company chooses to purchase some or all of this excess inventory, and our actual sales growth rates.  Actual future sales will depend on a number of factors, including but not limited to actual end-user demand and Cardinal Health’s estimates of what inventory levels it needs to meet that demand.  Management has no immediate plans to repurchase Cardinal Health’s excess inventory. However we will consider this option should an appropriate opportunity arise. While we have not provided any estimates of what we expect  future sales growth to be, in order to prevent a significant negative impact to our  future revenue by Cardinal Health’s release of Forward Order inventory, (i) we would need to experience substantial growth in the number of hospitals using our products, (ii) we would need to buyback any excess inventory from Cardinal Health, or (iii) Cardinal Health would need to decide not to use its excess inventory to partially meet customer demand.  If we were to buyback excess inventory from Cardinal Health, this also could have a significant negative impact on our earnings, financial position and our liquidity.

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

The implementation of healthcare reform in the United States may adversely affect us.

The Patient Protection and Affordable Care Act was enacted into law in the U.S. in March 2010. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States beginning in January 2013. This tax will impact certain sales of our products that are considered to be medical devices although management does not believe the amount of tax and the effected revenues to be material.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures in the financial statements. Critical accounting policies are those accounting policies that may be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and that have a material impact on financial condition or operating performance. While we base our estimates and judgments on our experience and on various other factors that we believe to be reasonable under the circumstances, actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies used in the preparation of our financial statements require significant judgments and estimates.  For additional information relating to these and other accounting policies, see Note 2 to our condensed consolidated interim financial statements contained in Item 1 of this Report.

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

Non-GAAP Financial Measures

Adjusted cost of revenue and adjusted gross profit are not measures calculated in accordance with U.S. GAAP. Adjusted cost of revenue and gross profit should not be considered as an alternative to cost of revenues, gross profit or, income (loss) from operations or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. We prepare adjusted cost of revenue and adjusted gross profit to eliminate the impact of items that we do not consider indicative of our core operating performance and we use this as a measure of operating performance, such as non-cash depreciation expense. See discussion below in “Results of Operations” for a reconciliation of adjusted cost of revenue and adjusted gross profit to GAAP cost of revenue and gross profit.

Adjusted working capital is a non-GAAP financial measure that management uses to assess the Company’s performance. Management believes adjusted working capital provides investors with an additional view of the Company’s liquidity and ability to repay current obligations. We calculate adjusted working capital as working capital (i.e., current assets less current liabilities, each as determined under GAAP) less deferred revenue, as deferred revenue relates to hardware reimbursement payments from Cardinal Health that are a non-cash liability. The presentation of this additional information is not meant to be considered superior to, in isolation of or as a substitute for results prepared in accordance with GAAP or as an indication of our performance. See discussion below in “Financial Condition, Liquidity and Capital Resources” for a reconciliation of adjusted working capital to working capital derived from GAAP current assets and current liabilities.

For all of these non-GAAP measures, we encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures and the manner in which we compensate for those limitations.  Our calculation of these non-GAAP measures may not be comparable to similarly titled measures reported by other companies.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue

Total revenue for the three months ended March 31, 2013 was $4.8 million, which compared to total revenue for the three months ended March 31, 2012 of $3.1 million, representing period over period growth in reported revenue of 53%. The primary reason for the increased revenue growth was the larger number of facilities utilizing our products during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Despite a continually growing customer base using the Company's products, revenue for the first quarter of 2013 was lower on a quarter over quarter basis as compared to the fourth quarter of 2012 as a result of lower orders from the Company's exclusive distributor, which was the result of a number of factors including the inventory management practices of our exclusive distributor, along with the switching of distributors selected by several larger existing users of the Company's products and the timing of the orders placed by those newly selected distributors.

We ended the first quarter of 2013 and 2012 with outstanding backorders of $0.2 million and $1.2 million, respectively. Though there were a number of reasons for having outstanding backorders at the end of first quarter 2012, the $1.2 million at the end of the first quarter last year was abnormally high compared to historical end of period backorder levels for a variety of reasons, including the timing of the receipt of a large number of orders late in the quarter and an unexpected delay in the receipt of inventory from our contract manufacturer to fulfill those orders.

Cost of revenue

Cost of revenue of $2.9 million increased by $1.1 million or 56% for the three months ended March 31, 2013 as compared to cost of revenue of $1.9 million for the same period in 2012. This increase was primarily the result of a higher number of facilities using our products during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Our cost of revenue for the three months ended March 31, 2013 included a higher amount of non-cash depreciation expense from providing the scanner hardware at no cost to our new customer facilities (see “Hardware Effect on Revenue and Cost of Revenue”). Our cost of revenue as a percentage of revenue increased to 61% during the three months ended March 31, 2013 as compared to 60% during the same period in 2012. This increase was attributable mostly to higher non-cash depreciation expense that totaled $519 thousand recorded in our cost of revenue during the three months ended March 31, 2013, as compared to similar costs during the same period in 2012 of $257 thousand. This 102% increase in depreciation expense reflected the large amounts of hardware purchased and implemented in order to support 183 new hospital customer implementations occurring in the combined twelve months ended December 31, 2012 and three months ended March 31, 2012. Excluding non-cash depreciation expenses our adjusted cost of revenues for the three months ended March 31, 2013 was $2.4 million ($2.9 million GAAP cost of revenue minus $0.5 million non-cash depreciation), an increase of $791 thousand as compared to cost of revenue of $1.6 million excluding non-cash depreciation expenses for the three months ended March 31, 2012 ($1.9 million GAAP cost of revenue minus $0.3 million non-cash depreciation expense).

Gross profit

Gross profit totaled $1.8 million for the three months ended March 31, 2013, an increase of $602 thousand, or 49%, compared to gross profit of $1.2 million during the same period in 2012. Our gross profit for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was negatively impacted by higher amounts of non-cash depreciation expense (primarily associated with the relatively larger amount of scanning equipment we provided to support a higher number of new customers) offset by higher relative pricing on our products to new customers. Gross profit as a percent of revenue was 39% during the three months ended March 31, 2013 and 40% during the same period in 2012. Excluding the effect of non-cash depreciation expenses captured in our costs of revenues of $0.5 million, our adjusted gross profit for the three months ended March 31, 2013 was $2.4 million ($1.8 million GAAP gross profit plus $0.5 million non-cash depreciation), an increase of $864 thousand as compared to our adjusted gross profit excluding the effect of non-cash depreciation expenses of $0.3 million captured in our costs of revenues for the three months ended March 31, 2012 of $1.5 million ($1.2 million GAAP gross profit plus $0.3 million non-cash depreciation expense). Excluding the effect of non-cash depreciation expenses adjusted gross profit as a percent of revenue was 50% for the three months ended March 31, 2013 and 48% for the three months ended March 31, 2012.

Operating expenses

Operating expenses totaled $2.5 million for the three months ended March 31, 2013, a decrease of $87 thousand, or 3%, compared to $2.5 million of operating expenses during the same period in 2012. The decrease in operating expenses was primarily due to lower one-time costs associated with new facility implementations during the three months ended March 31, 2013 partially offset by higher employment related expenses as a result of recent new hires in a number of functional areas.

Research and development expenses

Research and development expenses totaled $133 thousand for the three months ended March 31, 2013, a decrease of $14 thousand, or 10%, compared to $148 thousand during the same period in 2012. During these same quarterly periods we capitalized internally developed software of approximately $100 thousand and $31 thousand in the first quarters of 2013 and 2012 respectively.

Sales and marketing expenses

Sales and marketing expenses totaled $1.1 million for the three months ended March 31, 2013, a decrease of $231 thousand, or 18%, compared to $1.3 million during the same period in 2012. The decrease in sales and marketing expenses during the three months of 2013 as compared to the same period in 2012 was due primarily to lower one-time implementation expenses during that time period.

General and administrative expenses

General and administrative (“G&A”) expenses totaled $1.3 million for three months ended March 31, 2013, representing an increase of $159 thousand, or 15%, compared to G&A expenses of $1.1 million during the same three month period in 2012. The increase in G&A expenses during the three months ended March 31, 2013 as compared the same period in 2012 was due primarily to the addition of corporate employees to support our growing customer base and expanded operations.

Total other income (expense)

We reported other expense of $67 thousand for the three months ended March 31, 2013, an increase of $70 thousand as compared to other income of $4 thousand for the three months ended March 31, 2012. During the three months ended March 31, 2013 we recorded interest expense of $69 thousand related to our payables aging over standard payment terms there were no such expenses in Q1 2012.

Net income (loss)

We had a net loss of $0.8 million applicable to common stockholders for the three months ended March 31, 2013 compared to a net loss of $1.4 million for the same quarterly period in 2012 based upon the reasons described above.

Financial Condition, Liquidity and Capital Resources

We had cash and cash equivalents of $4.3 million as of March 31, 2013 compared to $5.2 million at December 31, 2012. As of March 31, 2013, we had total current assets of $10.0 million and total current liabilities of $5.6 million resulting in a positive working capital of $4.4 million, which compared to $4.6 million in positive working capital as of December 31, 2012. Current liabilities as of March 31, 2013 include deferred revenue of $0.8 million relating to hardware reimbursement payments from Cardinal Health, which is a non-cash liability. Excluding this non-cash liability, our current liabilities would have been $4.8 million as of March 31, 2013 and $5.5 million as of December 31, 2012, giving us an adjusted positive working capital of $5.3 million $5.4 million, respectively.

We believe our sources of liquidity are sufficient to satisfy our anticipated cash requirements through the next 12 months as we expect the business to generate improved cash flow from operations as result of our growing installed base of customer facilities. We may seek financing to fund future growth for periods beyond the next 12 months, through future offerings of equity or debt, or through agreements with strategic partners to help fund our growth and the development of future products and technologies. However, we can offer no assurances that we will be able to obtain additional financing or agreements with strategic partners on acceptable terms, if at all. Management continually evaluates our liquidity needs and whether to increase capital resources. See Item 1A “Risk Factors” in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2012 for additional information on factors that could impact our future liquidity and capital resources.

Operating activities

We had negative net cash flow from operating activities of $741 thousand during the three months ended March 31, 2013. Our net loss of $680 thousand for the three months ended March 31, 2013 included non-cash charges in the form of stock-based compensation, amortization of intangible assets and depreciation totaling $827 thousand for the three months ended March 31, 2013.

Cash used by working capital during the three months ended March 31, 2013 was $888 thousand. Working capital is comprised primarily of accounts receivable, inventory, other assets, accounts payable, accrued liabilities, and deferred revenue. Accounts receivable increased by $576 thousand or 41% during the three months ended March 31, 2013, as compared to fiscal year end 2012, reflecting our increased revenue from a larger customer base as well as timing of orders fulfilled later in the period. Inventory decreased by $388 thousand or 10% during the three months ended March 31, 2013, as compared to fiscal year end 2012, due to our reduction in safety stock which had previously been built up during late 2012 due to the expected reduction in manufacturing performed at our contract manufacture related to the Chinese New Year holiday, which occurred in Q1 2013. Accounts payable decreased by $76 thousand or 2%, as inventory of both sponges and hardware were reduced during the period.

Deferred revenue of $1.6 million as of the three months ended March 31, 2013 represents a significant component of our working capital, having decreased by $200 thousand or 11% during the three months ended March 31, 2013, as compared to fiscal year end 2012. This decrease in deferred revenue was a result of fewer reimbursements received by Cardinal Health of our hardware costs given fewer newer customers during Q1 2013 as compared to Q1 2012. The hardware is typically provided to our customers for use at no cost.

We used $557 thousand of net cash during the three months ended March 31, 2012, almost entirely for funding new customer implementation costs including purchasing sponge and hardware inventory, as well as up front one-time implementation costs. Our net loss of $1.3 million for the first quarter of 2012 included non-cash charges in the form of stock-based compensation, amortization of intangible assets and depreciation. These non-cash charges totaled $567 thousand during the three months ended March 31, 2012.

Cash provided by working capital and other assets during the three months ended March 31, 2012 was $177 thousand. Working capital is comprised primarily of accounts receivable, inventory, other assets, deferred revenue and other liabilities. Accounts receivable increased by $636 thousand or 49% during the three months ended March 31, 2012, as compared to fiscal year end 2011, reflecting timing of sales. Inventory increased by $489 thousand or 18% during the three months ended March 31, 2012, as compared to fiscal year end 2011, due to our business growth and safety stocks required. Accounts payable increased by $664 thousand or 24%, representing mostly the additional inventory of both sponges and hardware ordered for the growing business, and increased implementation costs which include contract nurse per diems, travel costs and technical support.  In total our net cash used in operating activities during the first quarter 2012 was $558 thousand, which primarily represented the approximately $0.6 million of implementation expenses mentioned above (under operating expenses). Excluding these implementation expenses, our cash flow from operations during Q1 2012 would have been slightly positive.

Deferred revenue as of March 31, 2012 of $1.1 million represents a significant non-cash adjustment to our net loss, having increased by $558 thousand or 102% during the three months ended March 31, 2012, as compared to fiscal year end 2011. This increase in deferred revenue was a result of the large surge in implementations during the first quarter 2012 and Cardinal Health’s agreement to reimburse half of the costs of hardware typically provided to our Cardinal supported customers at no cost.

Investing activities

We used $313 thousand of net cash in investing activities during the three months ended March 31, 2013, which primarily related to the purchase of scanners and related hardware used for implementing our Safety-Sponge® System at new customer facilities, and capitalization of certain software costs related to our product offerings. This compares to using $1.6 million of net cash in investing activities during three months ended March 31, 2012, which were also primarily for the purchase of scanners and related hardware for implementing our Safety Sponge® System at new customers.

Financing activities

During the three months ended March 31, 2013, we generated $223 thousand of net cash from financing activities primarily from the issuance of common stock in connection with the exercise of stock options and the net proceeds received were $365 thousand, offset by the payment of preferred stock dividends.

We used $19 thousand of net cash from financing activities in the three months ended March 31, 2012 for paying dividends on our preferred stock.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of March 31, 2013, other than our office leases and employment agreements with key executive officers, we had no material commitments other than the liabilities reflected in our condensed consolidated interim financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Not applicable.

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: May 13, 2013	By: /s/ Brian E. Stewart
Brian E. Stewart, President and Chief
Executive Officer

Date: May 13, 2013	By: /s/ David C. Dreyer
David C. Dreyer, Executive Vice President,
Chief Financial Officer, and Secretary