Form 10-Q
period 2013-06-30
Patient Safety Technologies, Inc
filed 2013-08-12
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of July 31, 2013 was 38,771,961.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED JUNE 30, 2013

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

We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to us. Although we believe that the plans, objectives, expectations and intentions reflected in or suggested by our forward-looking statements are reasonable, those statements are based only on the current beliefs and assumptions of our management and on information currently available to us and, therefore, they involve uncertainties and risks as to what may happen in the future. Accordingly, we cannot guarantee that our plans, objectives, expectations or intentions will be achieved. Our actual results, performance (financial or operating) or achievements could differ from those expressed in or implied by any forward-looking statement in this Report as a result of many known and unknown factors, many of which are beyond our ability to predict or control, and those differences may be material. These factors include, but are not limited to, those described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013 and amended on April 30, 2013, including without limitation the following:

●	our ability to successfully implement hospitals under contract but not yet implemented;

●	the early stage of adoption of our Safety-Sponge® System and the need to expand adoption of our Safety-Sponge® System;

●	the impact on our future revenue and cash flow from the Forward Order (described herein) and ordering patterns of our exclusive distributor, Cardinal Health, Inc.;

●	our need for additional financing to support our business;

●	our reliance on third-party manufacturers, some of whom are sole-source suppliers, and on our exclusive distributor;

●	any inability to successfully protect our intellectual property portfolio; and

●	the impact on our revenues and financial position from managing our growth, including the initial costs typically associated with hospital implementations.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATIENT SAFETY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,996,224	$5,177,082
Accounts receivable	1,834,013	1,415,634
Inventories, net	2,695,880	3,968,436
Prepaid expenses	191,435	308,285
Total current assets	9,717,552	10,869,437

Property and equipment, net	4,413,354	4,833,754
Goodwill	1,832,027	1,832,027
Patents, net	1,976,732	2,139,202
Other assets	37,462	37,462
Total assets	$17,977,127	$19,711,882

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,299,883	$4,499,002
Accrued liabilities	365,953	960,062
Deferred revenue – current portion	805,715	846,395
Total current liabilities	5,471,551	6,305,459

Deferred revenue	615,446	969,395
Total liabilities	6,086,997	7,274,854

Commitments and contingencies (Note 11)

Stockholders’ equity :
Preferred stock, $1.00 par value, 1,000,000 shares authorized:
Series A preferred stock, $1.00 par value, cumulative 7% dividend: 500,000 shares designated; 10,950 issued and outstanding at June 30, 2013 and December 31, 2012; (Liquidation preference of $1.1 million at June 30, 2013 and December 31, 2012)	10,950	10,950
Series B convertible preferred stock, $1.00 par value, cumulative 7% dividend: 150,000 shares designated; 70,425 issued and outstanding at June 30, 2013 and December 31, 2012; (Liquidation preference of $7.1 million at June 30, 2013 and December 31, 2012)	70,425	70,425
Common stock, $0.0001 par value: 100,000,000 shares authorized; 37,642,008 shares issued and outstanding at June 30, 2013 and 37,041,170 shares issued and outstanding at December 31, 2012	3,764	3,705
Additional paid-in capital	74,938,591	74,094,855
Accumulated deficit	(63,133,600)	(61,742,907)
Total stockholders’ equity	11,890,130	12,437,028
Total liabilities and stockholders’ equity	$17,977,127	$19,711,882

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$4,955,536	$4,403,476	$9,713,270	$7,505,734
Cost of revenue	2,837,111	2,548,247	5,756,028	4,413,878
Gross profit	2,118,425	1,855,229	3,957,242	3,091,856

Operating expenses:
Research and development	160,958	141,842	294,369	289,484
Sales and marketing	921,791	1,084,511	1,989,720	2,383,607
General and administrative	1,388,153	1,152,704	2,638,710	2,244,570
Total operating expenses	2,470,902	2,379,057	4,922,799	4,917,661

Operating loss	(352,477)	(523,828)	(965,557)	(1,825,805)

Other income (expense):
Interest income (expense), net	1,371	(795)	3,493	3,083
Interest expense related party	(75,103)	-	(143,819)	-
Total other income (expense)	(73,732)	(795)	(140,326)	3,083

Loss before income taxes:	(426,209)	(524,623)	(1,105,883)	(1,822,722)
Income tax provision	-	-	-	(3,712)
Net loss	(426,209)	(524,623)	(1,105,883)	(1,826,434)
Preferred dividends	(142,406)	(132,369)	(284,813)	(262,891)
Net loss applicable to common shareholders	$(568,615)	$(656,992)	$(1,390,696)	$(2,089,325)

Loss per common share:
Basic and Diluted	$(0.02)	$(0.02)	$(0.04)	$(0.06)

Weighted average common shares outstanding:
Basic and Diluted	37,597,108	35,260,243	37,443,284	34,641,399

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(1,105,883)	$(1,826,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,120,882	707,935
Amortization of patents	162,470	162,470
Stock-based compensation	404,876	397,417
Changes in operating assets and liabilities:
Accounts receivable	(418,379)	(262,044)
Inventories	1,272,557	(382,401)
Prepaid expenses	116,850	139,196
Other assets	-	3,001
Accounts payable	(199,119)	1,411,534
Accrued liabilities	(594,109)	(102,203)
Deferred revenue	(394,629)	1,067,567
Net cash provided by operating activities	365,516	1,316,038

Investing activities:
Purchase of property and equipment	(700,481)	(3,004,960)
Net cash used in investing activities	(700,481)	(3,004,960)

Financing activities:
Proceeds from issuance of common stock	-	3,499,997
Payments for common stock issuance costs	-	(65,240)
Payments of preferred stock series A dividends	(38,325)	(38,325)
Payments of convertible preferred stock series B dividends	(246,488)	(166)
Proceeds from exercise of warrants	73,920	-
Proceeds from exercise of stock options	365,000	470,000
Net cash provided by financing activities	154,107	3,866,266

Net decrease in cash and cash equivalents	(180,858)	2,177,344
Cash and cash equivalents at beginning of period	5,177,082	3,668,524
Cash and cash equivalents at end of period	$4,996,224	$5,845,868

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$-	$3,712
Non cash investing and financing activities:
Payment of Series B preferred dividends in preferred B shares	$-	$224,400
Issuance of common shares previously earned	$-	$990

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable sections of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America (“ GAAP ”). The condensed consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to make the financial statements not misleading. The condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited financial statements. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (as amended).  Results of the three months ended June 30, 2013 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 2013.

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

For the three and six month period ended June 30, 2013 and 2012, potential shares associated with the convertible preferred stock plus warrants and options of 17,274,502 and 17,026,203, have a value in excess of the average stock price during the three month period ending June 30, 2013 and 2012, respectively. Because the effects of these securities are anti-dilutive, shares of common stock underlying these instruments have been excluded from the computation of loss per common share for the three and six months ended June 30, 2013.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	June 30,	December 31,
	2013	2012
Computer software and equipment	$2,001,088	$1,718,247
Furniture and equipment	159,095	88,626
Hardware for customer use	7,340,166	6,992,994
Property and equipment, gross	9,500,349	8,799,867
Less: accumulated depreciation	(5,086,995)	(3,966,113)
Property and equipment, net	$4,413,354	$4,833,754

Depreciation expense for the three and six months ended June 30, 2013 was $565 thousand and $1.1 million, of which $528 thousand and $1.0 million was recorded as cost of revenues. Depreciation expense for the three and six months ended June 30, 2012 was $422 thousand and $708 thousand, of which $393 thousand and $650 thousand was recorded as hardware cost of revenues, respectively.

5. DEFERRED REVENUE

The Company generally provides its SurgiCounter™ scanners and related software to most hospitals at no cost when they adopt its Safety-Sponge® System. Under the Company's existing distribution agreement with Cardinal Health, Inc. (“Cardinal Health”), Cardinal Health has agreed to reimburse the Company for a percentage of the scanner costs supplied to certain hospitals. Payments received from Cardinal Health relating to scanner cost reimbursements are deferred, and recognized as revenue on a pro-rata basis over the life of the scanner (which approximates the term of the hospital purchase commitment as they are refundable in the event a hospital contract is cancelled). Revenue recognized related to these reimbursements for the three and six months ended June 30, 2013 was $214 thousand and $437 thousand. Revenue recognized related to these reimbursements for the three months and six months ended June 30, 2012 was $102 thousand and $272 thousand.

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

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

7. WARRANTS

During the three and six months ended June 30, 2013, 98,560 and 267,921 net shares of common stock were issued in connection with the exercise of 98,560 and 398,560 warrants, respectively.

The following table summarizes warrants to purchase common stock activity for the six month period ended June 30, 2013:

	Number of Warrants	Range of Exercise Price
Warrants outstanding at December 31, 2012	4,247,935	$0.75 - 4.00
Cancelled/Expired	—	$—
Exercised	(398,560)	$0.75
Warrants outstanding at June 30, 2013	3,849,375	$1.25 - 4.00

At June 30, 2013, stock purchase warrants will expire as follows:

	# of Warrants	Range of Exercise Price
2013(remaining)	1,262,500	$1.40
2014	1,890,000	$1.82 - 4.00
2015	696,875	$1.25
Total	3,849,375	$1.25 - 4.00

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

8. STOCK OPTION PLANS

The following tables set forth information on our equity compensation plans.

On July 18, 2012 the Company amended its 2009 stock option Plan to increase the number of shares issuable under the Plan from 3,000,000 to 4,500,000.

During the three and six months ended June 30, 2013, 0 and 332,917 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $0 and $365 thousand.

All options that the Company granted during the six months ended June 30, 2013 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Six Months Ended June 30,
	2013	2012
Weighted average risk free interest rate	1.08%	1.02%
Weighted average life (in years)	5.99	6.10
Weighted average volatility	89%	89%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$1.26	$0.93
Estimated forfeiture rate	5%	5%

A summary of stock option activity for the six months ended June 30, 2013 is presented below:

Outstanding Options
Number of Shares		Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2012	5,597,235	$1.17	7.45	$3,613,650
Options granted	324,000	$1.72	9.67
Exercised	(332,917)	$1.10	5.63
Forfeited	(256,041)	$2.17	-
Balance at June 30, 2013	5,332,277	$1.16	7.25	$4,358,212
Vested and exercisable as of June 30, 2013	3,623,176	$1.17	6.83	$3,134,124
Unvested and expected to vest as of June 30, 2013	1,623,713	$1.12	8.14	$1,162,926

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.84 of the Company’s common stock at June 30, 2013.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

The total grant date fair value of stock options granted for the three and six months ended June 30, 2013 was $0 thousand and $409 thousand. For the three and six months ended June 30, 2013, stock option based compensation expense was $215 thousand and $405 thousand.

The total grant date fair value of stock options granted for the three and six months ended June 30, 2012 was $65 thousand and $406 thousand, respectively. For the three and six months ended June 30, 2012, stock option based compensation was $195 thousand and $395 thousand, respectively.

As of June 30, 2013, there was $1.4 million of unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

9. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2013, the Company purchased approximately $1.5 million and $3.4 million in connection with the manufacturing of surgical products used in the Safety-Sponge® System by A Plus International, Inc. (“A Plus”), of which the vast majority was recognized in cost of revenue and recorded on the balance sheet as inventory in the accompanying condensed consolidated financial statements. At June 30, 2013 and December 31, 2012, the Company’s accounts payable included $3.4 million and $4.0 million owed to A Plus. In addition, the Company recognized during the three and six months ended June 30, 2013, $75 thousand and $144 thousand in interest expense related to the Company incurring interest charges for payables aging outside of contractual terms. Such interest was classified as a financing cost in the accompanying condensed consolidated financial statements. Wayne Lin, a Director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

10. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

During the three and six months ended June 30, 2013 and 2012, due to its exclusive distribution agreement with Cardinal Health, the Company had one customer which for both periods represented in excess of 99% of total revenue, and 99% of total accounts receivables.

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

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2013 through the date of the filing of this Report. The Company did not have any material subsequent events that require adjustment or disclosure in these financial statements.

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

Overview

We focus on the development, marketing and sale of products designed to improve patient outcomes and reduce costs in the healthcare industry. We conduct our business through our wholly owned subsidiary, SurgiCount Medical, Inc. Our proprietary Safety-Sponge® System is a patented solution designed to eliminate one of the most common errors in surgery, retained surgical sponges, and the human and economic costs associated with this surgical mistake.  The Safety-Sponge® System consists of a line of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system. We generate recurring revenue derived from the sale of surgical sponges and towels to our customer facilities that utilize our products in surgical procedures. We estimate that since inception of the Safety Sponge System® and as of the date of the filing of this Report, over 190 million of our Safety-Sponges® have been successfully used in more than 9 million surgical procedures. We sell our Safety-Sponge® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners. Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus, a leading China-based manufacturer of disposable medical and surgical supplies. Our sponge and towel products are distributed through Cardinal Health, which provides us sales, marketing and logistics support and the fulfillment of our products to our end user hospitals by both delivering our products directly to our end user hospitals and where appropriate through alternative distributors. As of the quarter ended June 30, 2013 and as of the date of the filing of this Report we had approximately 294 and 298 facilities using the Safety-Sponge® System, respectively, all of which are located in the U.S. This compares to approximately 215 facilities using our system as of the quarter ended June 30, 2012. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business. Once implemented, the vast majority of our user hospitals use the Safety-Sponge® System across all of their relevant surgical and OB/GYN procedures.

Factors Affecting Past and Future Results

140+ Hospital Integrated Delivery Network Agreement

On September 28, 2011, the Company announced that it signed an agreement, effective October 1, 2011, to implement the SurgiCount Safety-Sponge ® System in hospitals of one of the largest hospital operators in the U.S.  Though the agreement itself did not call for or require a minimum number of hospitals to be implemented, SurgiCount and the operator planned for the implementation of the Safety-Sponge® System across all of the more than 140 hospitals that it operates. To date, the Company has successfully implemented the Safety-Sponge ® System in all of these hospitals. The addition of these incremental hospitals significantly expanded the Company's installed base of customer facilities.

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

In January 2013, Cardinal Health and the Company signed the second amendment to the Supply and Distribution Agreement or the “Second Amendment”. The Second Amendment changed a number of terms under the Supply and Distribution Agreement and the First Amendment, including, but not limited to, adding certain provisions regarding target inventory levels of the Company’s products held by Cardinal Health, and extending the termination date of the Supply and Distribution Agreement from December 31, 2015 to December 31, 2016. Under the terms of the Second Amendment, Cardinal Health is required to maintain any inventory in excess of set target inventory levels up through December 31, 2013, and the Company agrees to pay a monthly fee to Cardinal Health throughout 2013 based on the amount of any excess inventory held each month by Cardinal Health.  The Company will continue to have the right to buy back any such excess inventory from Cardinal Health at any time.  Beginning January 1, 2014, Cardinal Health may use any remaining excess inventory to partially meet customer demand according to a formula set forth in the First Amendment which limits their use of any excess inventory over a 12 month time period.  Should there be any excess inventory during 2014, the Company will continue to pay Cardinal Health a monthly fee on the excess inventory up through December 31, 2014, and if there is any excess inventory held by Cardinal Health after December 31, 2014, Cardinal Health will have the right to use that excess inventory to meet customer demand of the Company’s products.  Management currently estimates that any fees paid to Cardinal Health under the Second Amendment will not have a material impact on the Company’s financial results (currently estimated to range from 1% to 3% of reported revenue for the Company during the years 2013 and 2014), and that any additional growth the Company experiences during 2013 and 2014 will minimize the impact of any fees paid.  Additionally, the Second Amendment provides that the Supply and Distribution Agreement is terminable by Cardinal Health upon a change of control of the Company.

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

The Patient Protection and Affordable Care Act was enacted into law in the U.S. in March 2010. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States beginning in January 2013. This tax will impact certain sales of our products that are considered to be medical devices although management does not currently believe the amount of tax and the effected revenues to be material.

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

Inventories, net

Inventory consists of finished goods and scanner hardware. Finished goods include sponge and towel products ready for customer use or distribution. Inventory is stated at the lower of cost or market value with cost determined under the first-in, first-out, or FIFO, method. Our estimate of the net realizable value of our inventories is subject to judgment and estimation. The actual net realizable value of our inventories could vary significantly from our estimates and could have a material effect on our financial condition and results of operations in any reporting period. In evaluating whether inventory is stated at the lower of cost or market, we consider such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. On a quarterly basis, we analyze our inventory levels and record allowances for inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory that is in excess of expected demand based upon projected product sales.

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

Non-GAAP Financial Measures

Adjusted cost of revenue and adjusted gross profit are not measures calculated in accordance with U.S. GAAP. Adjusted cost of revenue and gross profit should not be considered as an alternative to cost of revenues, gross profit or, income (loss) from operations or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. We prepare adjusted cost of revenue and adjusted gross profit to eliminate the impact of items that we do not consider indicative of our core operating performance and we use this as a measure of operating performance, such as non-cash depreciation expense. See discussion below in “-Results of Operations” for a reconciliation of adjusted cost of revenue and adjusted gross profit to GAAP cost of revenue and gross profit.

Adjusted working capital is a non-GAAP financial measure that management uses to assess the Company’s financial position and liquidity. Management believes adjusted working capital provides investors with an additional view of the Company’s liquidity and ability to repay current obligations. We calculate adjusted working capital as working capital (i.e., current assets less current liabilities, each as determined under GAAP) less deferred revenue, as deferred revenue relates to hardware reimbursement payments from Cardinal Health that are a non-cash liability. The presentation of this additional information is not meant to be considered superior to, in isolation of or as a substitute for results prepared in accordance with GAAP or as an indication of our performance. See discussion below in “-Financial Condition, Liquidity and Capital Resources” for a reconciliation of adjusted working capital to working capital derived from GAAP current assets and current liabilities.

For all of these non-GAAP measures, we encourage you to evaluate these adjustments and the reasons we consider them appropriate, as well as the material limitations of non-GAAP measures and the manner in which we compensate for those limitations.  Our calculation of these non-GAAP measures may not be comparable to similarly titled measures reported by other companies.

Results of Operations

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenue

Total revenue for the three months ended June 30, 2013 was $5.0 million, which compared to total revenue for the three months ended June 30, 2012 of $4.4 million, representing year over year growth in reported revenue of 13%. The primary reason for the increased revenue growth was the larger number of facilities utilizing our products during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. We had 294 customer facilities implemented as of June 30, 2013 compared to 215 facilities on June 30, 2012, representing year over year growth of 37%, in our installed customer base. Reported revenues during the quarter ended June 30, 2012 were negatively impacted by a number of factors, including primarily the effect of a number of our larger existing customers switching the distributors they choose to fulfill their surgical products, including ours. We believe the effects of such switching are temporary, as the existing distributor typically discontinues ordering of our products in advance of the newly selected distributor initiating and maintaining corresponding orders for that customer, however the end user facilities continue their use of our products at the same consumption level as when using the previous distributor. This effect may continue to temporarily impact our reported revenues should additional users of our products decide to switch the distributors they utilize to fulfill our products, however any such effect will be at least partially offset by the impact to our revenues from the implementation of new customer facilities.

Cost of revenue

Cost of revenue of $2.8 million increased by $0.3 million or 11% for the three months ended June 30, 2013 as compared to cost of revenue of $2.5 million for the same period in 2012. This increase was primarily the result of a higher number of facilities using our products during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Our cost of revenue for the three months ended June 30, 2013 included a higher amount of non-cash depreciation expense from providing the scanner hardware at no cost to our new customer facilities (see “Hardware Effect on Revenue and Cost of Revenue” in the Factors Affecting Past and Future Results section). Our cost of revenue as a percentage of revenue decreased to 57% during the three months ended June 30, 2013 as compared to 58% during the same period in 2012. We had higher non-cash depreciation expense of $528 thousand in our cost of revenue during the three months ended June 30, 2013, as compared to depreciation expenses during the same period in 2012 of $393 thousand. This was partially offset by a decrease in product costs related to our disposable sponge products. During the first quarter of 2013 we realized a cumulative cost reduction of approximately 10% on the cost of our disposable sponge products. Given the first in, first out inventory methodology we employ, we realized a portion of this benefit during the three months ended June 30, 2013, however expect to realize an increased portion of the benefit of this cost reduction during the second quarter of 2013 and the full effect in the second half of the year. Excluding non-cash depreciation expense, our adjusted cost of revenue for the three months ended June 30, 2013 was $2.3 million ($2.8 million reported cost of revenue minus $0.5 million non-cash depreciation), an increase of $154 thousand or 7% as compared to cost of revenue of $2.2 million excluding non-cash depreciation expenses for the three months ended June 30, 2012 ($2.5 million reported cost of revenue minus $0.4 million non-cash depreciation expense).

Gross profit

Gross profit totaled $2.1 million for the three months ended June 30, 2013, an increase of $263 thousand, or 14%, compared to gross profit of $1.9 million during the same period in 2012. Our gross profit for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was negatively impacted by higher amounts of non-cash depreciation expense (primarily associated with the relatively larger amount of scanning equipment we provided to support a growing number of new customers), offset by lower product costs in our cost of revenue. Gross profit as a percent of revenue was 43% during the three months ended June 30, 2013 and 42% during the same period in 2012. Excluding the effect of non-cash depreciation expense from scanning equipment captured in our costs of revenue of $528 thousand, our adjusted gross profit for the three months ended June 30, 2013 was $2.6 million ($2.1 million reported gross profit plus $528 thousand of non-cash depreciation), an increase of $398 thousand as compared to our adjusted gross profit excluding the effect of non-cash depreciation expenses of $393 thousand captured in our costs of revenue for the three months ended June 30, 2012 of $2.2 million ($1.9 million reported gross profit plus $393 thousand non-cash depreciation expense). Excluding the effect of non-cash depreciation expenses, adjusted gross profit as a percent of revenue was 53% for the three months ended June 30, 2013 and 51% for the three months ended June 30, 2012.

Operating expenses

Operating expenses totaled $2.5 million for the three months ended June 30, 2013, an increase of $92 thousand, or 4%, compared to $2.4 million of operating expenses during the same period in 2012. The increase in operating expenses was primarily due to higher employment related expenses as a result of new hires in a number of functional areas.

Research and development expenses

Research and development expenses totaled $161 thousand for the three months ended June 30, 2013, an increase of $19 thousand, or 13%, compared to $142 thousand during the same period in 2012.

Sales and marketing expenses

Sales and marketing expenses totaled $922 thousand for the three months ended June 30, 2013, a decrease of $163 thousand, or 15%, compared to $1.1 million during the same period in 2012. The decrease in sales and marketing expenses during the three months ended June 30, 2013 was due primarily to lower one-time implementation expenses during this time period.

General and administrative expenses

General and administrative (“G&A”) expenses totaled $1.4 million for the three months ended June 30, 2013 representing an increase of $235 thousand, or 20%, compared to G&A expenses of $1.2 million during the same three month period in 2012. The increase in G&A expenses during the three months ended June 30, 2013 as compared to the same period in 2012 was due primarily to additional employees to better support our growing customer base and expanded operations.

Total other income (expense)

We reported other expense of $74 thousand for the three months ended June 30, 2013, an increase of $73 thousand as compared to other expense of $1.0 thousand for the three months ended June 30, 2012. During the three months ended June 30, 2013 we recorded interest expense of $75 thousand as financing costs associated with extended terms we received from A Plus during this time period. No such payment was made during the same three month period in 2012.

Net income (loss)

We had a net loss of $569 thousand applicable to common stockholders for the three months ended June 30, 2013 compared to a net loss of $657 thousand during the same quarterly period in 2012 based upon the reasons explained above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenue

Total revenue for the six months ended June 30, 2013 was $9.7 million, which compared to total revenue for the six months ended June 30, 2012 of $7.5 million, representing year over year growth in reported revenue of 29%. The primary reason for the increased revenue growth was the larger number of customer facilities utilizing our products during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. On June 30, 2013 we had 294 implemented customer facilities as compared to 215 facilities on June 30, 2012, representing year over year facility growth of 37%.

Cost of revenue

Cost of revenue for the six months ended June 30, 2013 was $5.8 million, an increase of $1.3 million or 30%, as compared to cost of revenue of $4.4 million for the same six month period in 2012. The increase in cost of revenue was primarily the result of a higher number of customer facilities using our products during the six month period ended June 30, 2013 as compared to the six month period ended June 30, 2012. Our cost of revenue for the six months ended June 30, 2013 also included a significantly higher amount of non-cash depreciation expense from providing scanner hardware at no cost to the larger number of new customer facilities (see “Hardware Effect on Revenue and Cost of Revenue” in the Factors Affecting Past and Future Results section). Depreciation expense from scanners was $1.0 million for the six months ended June 30, 2013, an increase of $397 thousand or 61% compared to depreciation expense for the six month period ended on June 30, 2012. Cost of revenue as a percentage of revenue was 59% during both the six month periods ended June 30, 2013 and June 30, 2012. Excluding the non-cash depreciation expense from cost of revenue for the six month period ended June 30, 2013 results in an adjusted cost of revenue of $4.7 million ($5.8 million reported cost of revenue minus $1.0 million non-cash depreciation), which reflects an increase of $1.0 million or 25% as compared to adjusted cost of revenue of $3.8 million for the six month period ended June 30, 2012 after excluding comparable non-cash depreciation expense during this same six month period ($4.4 million reported cost of revenue minus $650 thousand non-cash depreciation expense). Our year over year increase in reported revenues grew larger than our increase in cost of revenues primarily as the result of the lower costs we paid for our sponge products in the most recent six month period as compared to the prior year period. During the first quarter of 2013 we realized accumulative cost reduction of approximately 10% on the cost of our disposable sponge products. Given the first in, first out inventory methodology we employ, we realized a portion of the benefit of these cost reductions during the second quarter of 2013, however we expect to realize an increased portion of the benefit of this cost reduction during the third quarter of 2013 and the full benefit by the end of 2013.

Gross profit

Gross profit totaled $4.0 million for the six months ended June 30, 2013, an increase of $865 thousand, or 28%, compared to gross profit of $3.1 million during the same six month period in 2012. Gross profit for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012 was negatively impacted by higher amounts of non-cash depreciation expense associated with the relatively large amount of scanning equipment we provided to our growing number of new customers at zero cost, offset by lower product costs of our disposable sponge and towel products. Gross profit as a percent of revenue was 41% during the six month periods ended June 30, 2013 and 2012. When excluding the effect of non-cash depreciation expenses captured in our costs of revenue of $1.0 million, our adjusted gross profit for the six months ended June 30, 2013 was $5.0 million ($4.0 million reported gross profit plus $1.0 million of non-cash depreciation), which represented an increase of $1.3 million compared to adjusted gross profit of $3.8 million that excluded the effect of $650 thousand of non-cash depreciation expense for the six month period ended June 30, 2012 ($3.1 million reported gross profit plus $650 thousand non-cash depreciation expense). Excluding the effect of non-cash depreciation expense, adjusted gross profit as a percent of revenue was 52% for the six months ended June 30, 2013 and 50% for the six months ended June 30, 2012. This two percentage point difference reflected the lower product costs in our disposable sponge and towel inventory sold to customers during the six month period ended June 30, 2013.

Operating expenses

Operating expenses totaled $4.9 million for both the six month periods ended June 30, 2013 and the six month period ended June 30, 2012. Operating expenses remained flat year over year due to lower one-time expenses associated with new facility implementations during the six months ended June 30, 2013, partially offset by higher employment related expenses that resulted from recent new hires in a number of functional areas.

Research and development expenses

Research and development expenses totaled $294 thousand for the six months ended June 30, 2013, an increase of $5 thousand, or 2%, compared to $289 thousand during the same period in 2012. We capitalized internally developed software costs of approximately $234 thousand and $79 thousand in the first six months of 2013 and 2012, respectively.

Sales and marketing expenses

Sales and marketing expenses totaled $2.0 million for the six months ended June 30, 2013, a decrease of $394 thousand, or 17%, compared to $2.4 million during the same period in 2012. The decrease in sales and marketing expenses during the six months ended June 30, 2013 as compared to the same period in 2012 was due primarily due to lower one-time implementation expenses during that time period.

General and administrative expenses

General and administrative (“G&A”) expenses totaled $2.6 million for six months ended June 30, 2013, representing an increase of $394 thousand, or 18%, compared to G&A expenses of $2.2 million during the same six month period in 2012. The increase in G&A expenses during the six months ended June 30, 2013 as compared the same period in 2012 was due primarily to the addition of additional employees to support our growing customer base and expanded operations, as well as several non-recurring consulting projects such as the evaluation and upgrading of our quality system and processes.

Total other income (expense)

We reported other expense of $140 thousand for the six months ended June 30, 2013, an increase of $143 thousand as compared to other income of $3 thousand for the six months ended June 30, 2012. During the six month period ended June 30, 2013 we recorded interest expense of $144 thousand relating to an extended terms agreement with A Plus. There were no such expenses during the six months ended June 30, 2012.

Net income (loss)

We had a net loss of $1.4 million applicable to common stockholders for the six months ended June 30, 2013, as compared to a net loss of $2.1 million for the same six month period in 2012 based upon the reasons explained above.

Financial Condition, Liquidity and Capital Resources

We had cash and cash equivalents of $5.0 million as of June 30, 2013 compared to $5.2 million at December 31, 2012. As of June 30, 2013, we had total current assets of $9.7 million and total current liabilities of $5.5 million resulting in a positive working capital of $4.2 million, which compared to $4.6 million in positive working capital as of December 31, 2012. Current liabilities as of June 30, 2013 include deferred revenue of $805 thousand relating to hardware reimbursement payments from Cardinal Health, which is a non-cash liability. Excluding this non-cash liability, our adjusted current liabilities are $4.7 million as of June 30, 2013 and $5.5 million as of December 31, 2012, giving us adjusted positive working capital balances of $5.1 million and $5.4 million, respectively.

We believe our sources of liquidity are sufficient to satisfy our anticipated cash requirements through the next 12 months as we expect the business to generate improved cash flow from operations as we enjoy continued growth with our installed base of customer facilities. We may seek financing to fund future growth for periods beyond the next 12 months, through future offerings of equity or debt, or through agreements with outside strategic partners to help fund our growth and the development of future products and technologies. However, we can offer no assurances that we will be able to obtain additional financing or agreements with strategic partners on acceptable terms, if at all. Management continually evaluates the Company’s liquidity needs and whether to increase capital resources. See Item 1A “Risk Factors” in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2012 for additional information on factors that could potentially impact our future liquidity and capital resources.

Operating activities

We had positive net cash flow from operating activities of $366 thousand during the six months ended June 30, 2013. Our net loss of $1.1 million for the six months ended June 30, 2013 included non-cash charges in the form of stock-based compensation, amortization of intangible assets and depreciation totaling $1.7 million for the six months ended June 30, 2013.

Cash used by working capital during the six months ended June 30, 2013 was $217 thousand. Working capital is comprised primarily of accounts receivable, inventory, other assets, accounts payable, accrued liabilities, and deferred revenue. Accounts receivable increased by $418 thousand or 30% during the six months ended June 30, 2013, as compared to fiscal year end 2012, reflecting our increased revenue from a growing customer base as well as the timing of orders fulfilled later in the six month period. Inventory decreased by $1.3 million or 32% during the six months ended June 30, 2013, as compared to fiscal year end 2012. This decrease was due to a reduction in our safety stock which had previously been built up during late 2012 in anticipation of the expected reduction in manufacturing capacity at our China based contract manufacturer resulting from labor changes during the Chinese New Year holiday, which occurred during the first quarter of 2013. Accounts payable decreased by $199 thousand or 4%, as inventory of both sponges and hardware were reduced during this period.

Deferred revenue of $1.4 million as of June 30, 2013 represented a significant component of our working capital, having decreased by $395 thousand or 22% during the six months ended June 30, 2013, as compared to its balance as of December 31, 2012. The decrease in deferred revenue resulted from fewer reimbursements received from Cardinal Health for sharing in the costs of hardware given to new customers, most due to the smaller number of new customer facilities implemented during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. The hardware is typically provided to our customers to use at no cost, and Cardinal Health shares in this cost if the customer facility is a Cardinal Health customer.

We generated $1.3 million of net cash from operating activities during the six months ended June 30, 2012, almost entirely from funding new customer implementation costs including purchasing sponge and hardware inventory, as well as incurring up front one-time implementation costs. Our net loss of $1.8 million for the six months ended June 30, 2012 included non-cash charges in the form of stock-based compensation, amortization of intangible assets and depreciation totaling $1.3 million during the six months ended June 30, 2012.

Cash provided by working capital and other assets during the six months ended June 30, 2012 was $1.9 million. Working capital is comprised primarily of accounts receivable, inventory, other assets, deferred revenue and other liabilities. Accounts receivable increased by $262 thousand or 20% during the six months ended June 30, 2012, as compared to fiscal year end 2011, reflecting our increased non-Forward Order revenue. Inventory increased by $382 thousand or 14% during the six months ended June 30, 2012, as compared to year end 2011, reflecting our new business growth and increased levels of safety stock inventory during this period.  Accounts payable increased by $1.4 million or 50% from year end 2011, representing mostly the additional inventory purchased of both sponges and hardware needed for supporting our new business growth. Our increase in accounts payable also reflected extended payment terms that went into effect with certain key vendors helping to support our rapid new customer growth during the first six months of 2012.

Deferred revenue of $1.6 million as of June 30, 2012 represented a significant non-cash component of our net loss during the six months ended June 30, 2012, having increased by $1.1 million or 196%, as compared to fiscal year end 2011. This increase in deferred revenue was a result of the large increase in new customer implementations during the first two quarters of 2012 and Cardinal Health’s agreement to share half of the costs of hardware given to newer customers that are an existing Cardinal Health account.

Investing activities

Net cash of $700 thousand was used in investing activities during the six months ended June 30, 2013, primarily for the purchase of scanners and related hardware for implementing our Safety-Sponge® System at new customer facilities, and capitalization of certain software costs related to future product offerings. This compares to having used $3.0 million of net cash in investing activities during the six months ended June 30, 2012, which was also used primarily for the purchase of scanners and related hardware for implementing our Safety Sponge® System at new customer facilities. The decrease in investing activities during the six months ended June 30, 2013 as compared to the six month period ended June 30, 2012 was due to fewer facilities being implemented during the period ended June 30, 2013.

Financing activities

During the six months ended June 30, 2013, we generated $154 thousand of net cash from financing activities primarily from the issuance of common stock in connection with the exercise of stock options and warrants that generated net proceeds of $439 thousand, offset by the payment of preferred stock dividends totaling $285 thousand.

We generated $3.9 million of net cash from financing activities during the six months ended June 30, 2012, primarily from net proceeds received from closing a $3.5 million private placement in May 2012, along with $470 thousand of proceeds received from the exercise of employee stock options, offset by the payment of preferred stock dividends and other stock issuance costs totaling $104 thousand.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of June 30, 2013, other than our office leases and employment agreements with key executive officers, we had no material commitments other than the liabilities reflected in our condensed consolidated interim financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

During the most recently completed fiscal quarter, there were no changes to our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in the evaluation described in the preceding paragraph that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: August 12, 2013	By:	/s/ Brian E. Stewart
Brian E. Stewart, President and Chief
Executive Officer

Date: August 12, 2013	By:	/s/ David C. Dreyer
David C. Dreyer, Executive Vice President,
Chief Financial Officer, and Secretary