Form 10-Q
period 2013-09-30
Patient Safety Technologies, Inc
filed 2013-11-13
CIK 812301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

The number of outstanding shares of the registrant’s common stock, par value per share, as of October 30, 2013 was 38,823,487.

PATIENT SAFETY TECHNOLOGIES, INC.

FORM 10-Q FOR THE QUARTER
ENDED SEPTEMBER 30, 2013

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PATIENT SAFETY TECHNOLOGIES, INC.

Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,941,015	$5,177,082
Accounts receivable	2,656,356	1,415,634
Inventories, net	2,832,187	3,968,436
Prepaid expenses	156,537	308,285
Total current assets	10,586,095	10,869,437

Property and equipment, net	4,388,774	4,833,754
Goodwill	1,832,027	1,832,027
Patents, net	1,895,497	2,139,202
Other assets	14,309	37,462
Total assets	$18,716,702	$19,711,882

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,940,984	$4,499,002
Accrued liabilities	355,076	960,062
Deferred revenue – current portion	803,421	846,395
Total current liabilities	5,099,481	6,305,459

Deferred revenue	462,596	969,395
Total liabilities	5,562,077	7,274,854

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $1.00 par value, 1,000,000 shares authorized:
Series A preferred stock, $1.00 par value, cumulative 7% dividend: 500,000 shares designated; 10,950 issued and outstanding at September 30, 2013 and December 31, 2012; (Liquidation preference of $1.1 million at September 30, 2013 and December 31, 2012)	10,950	10,950
Series B convertible preferred stock, $1.00 par value, cumulative 7% dividend: 150,000 shares designated; 70,425 issued and outstanding at September 30, 2013 and December 31, 2012; (Liquidation preference of $7.1million at September 30, 2013 and December 31, 2012)	70,425	70,425
Common stock, $0.0001 par value: 100,000,000 shares authorized; 38,823,487 shares issued and outstanding at September 30, 2013 and 37,041,170 shares issued and outstanding at December 31, 2012	3,882	3,705
Additional paid-in capital	76,729,930	74,094,855
Accumulated deficit	(63,660,562)	(61,742,907)
Total stockholders’ equity	13,154,625	12,437,028
Total liabilities and stockholders’ equity	$18,716,702	$19,711,882

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$5,205,301	4,972,476	14,918,571	12,478,210
Cost of revenue	2,979,106	2,704,140	8,735,133	7,118,019
Gross profit	2,226,195	2,268,336	6,183,438	5,360,191

Operating expenses:
Research and development	168,563	111,227	462,932	400,712
Sales and marketing	1,218,437	1,350,924	3,208,156	3,734,531
General and administrative	1,374,689	955,840	4,013,398	3,200,409
Total operating expenses	2,761,689	2,417,991	7,684,486	7,335,652

Operating loss	(535,494)	(149,655)	(1,501,048)	(1,975,461)

Other income (expense):
Interest income (expense), net	1,191	672	4,684	3,756
Other income	150,000	—	150,000	—
Interest expense related party	—	(35,926)	(143,819)	(35,926)
Total other income (expense)	151,191	(35,254)	10,865	(32,170)

Loss before income taxes:	(384,303)	(184,909)	(1,490,183)	(2,007,631)
Income tax provision	(253)	(546)	(253)	(4,258)
Net loss	(384,556)	(185,455)	(1,490,436)	(2,011,889)
Preferred dividends	(142,406)	(134,215)	(427,219)	(397,105)
Net loss applicable to common shareholders	$(526,962)	(319,670)	(1,917,655)	(2,408,994)

Loss per common share:
Basic and Diluted	$(0.01)	(0.01)	(0.05)	(0.07)

Weighted average common shares outstanding:
Basic and Diluted	38,752,500	35,260,243	37,884,140	35,449,156

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

PATIENT SAFETY TECHNOLOGIES, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(1,490,436)	$(2,011,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,707,440	1,226,933
Amortization of patents	243,705	243,706
Stock-based compensation	621,958	606,939
Changes in operating assets and liabilities:
Accounts receivable	(1,240,722)	(345,753)
Inventories	1,136,249	(1,205,263)
Prepaid expenses	151,747	99,051
Other assets	23,153	3,000
Accounts payable	(558,018)	2,201,165
Accrued liabilities	(604,986)	27,486
Deferred revenue	(549,773)	1,361,779
Net cash (used in) provided by operating activities	(559,683)	2,207,154

Investing activities:
Purchase of property and equipment	(1,262,460)	(4,268,221)
Net cash used in investing activities	(1,262,460)	(4,268,221)

Financing activities:
Proceeds from issuance of common stock	—	3,499,997
Payments for common stock issuance costs	—	(65,240)
Payments of preferred stock series A dividends	(57,488)	(57,488)
Payments of convertible preferred stock series B dividends	(369,731)	(318)
Proceeds from exercise of warrants	1,631,420	—
Proceeds from exercise of stock options	381,875	470,000
Net cash provided by financing activities	1,586,076	3,846,951

Net (decrease) increase in cash and cash equivalents	(236,067)	1,785,884
Cash and cash equivalents at beginning of period	5,177,082	3,668,524
Cash and cash equivalents at end of period	$4,941,015	$5,454,408

Supplemental disclosures of cash flow information:
Cash paid during the period for taxes	$253	$4,258
Non cash investing and financing activities:
Payment of Series B preferred dividends in preferred B shares	$-	$339,618

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with the instructions to Form 10-Q and applicable sections of Regulation S-X and do not include all the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP ”). The condensed consolidated interim financial information is unaudited but reflects all normal adjustments that are, in the opinion of management, necessary to make the financial statements not misleading. The condensed consolidated balance sheet as of December 31, 2012 was derived from the Company’s audited financial statements. The condensed consolidated interim financial statements should be read in conjunction with the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (as amended).  Results of the three months ended September 30, 2013 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 2013.

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

Use of Estimates

The condensed consolidated interim financial statements have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions include, but are not limited to, assessing the following: the valuation of accounts receivable and inventory, impairment of goodwill and long-lived assets, the fair value of stock-based compensation, valuation allowance related to deferred tax assets, warranty obligations, provisions for returns and allowances and the determination of the collection of revenue arrangements.

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

Inventories

Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) basis. Inventory consists of the Company's sponge and towel product as well as scanners and related hardware used in the Safety-Sponge System®. The FIFO cost for all inventories approximates replacement cost.

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

Property and Equipment

Property and equipment is stated at cost. The Company's property and equipment consists mainly of scanners and related hardware used in the Safety-Sponge System® which are located at our customer facilities for their use at no additional cost. Depreciation expense associated with this hardware is recorded in cost of revenue. Depreciation is amortized straight-line over the estimated useful lives of three to seven years. Upon retirement or disposition of equipment, the related cost and accumulated depreciation or amortization is removed and a gain or loss is recorded, as applicable.

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

For the three and nine month period ended September 30, 2013 and 2012, potential shares associated with the convertible preferred stock plus warrants and options of 16,575,517 and 17,060,387, have a value in excess of the average stock price during the three and nine month period ending September 30, 2013 and 2012, respectively. Because the effects of these securities are anti-dilutive, shares of common stock underlying these instruments have been excluded from the computation of loss per common share for the three and nine months ended September 30, 2013.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following:

	As of
	September 30,	December 31,
	2013	2012
Computer software and equipment	$2,264,294	$1,718,247
Furniture and equipment	159,095	88,626
Hardware for customer use	7,638,939	6,992,994
Property and equipment, gross	10,062,328	8,799,867
Less: accumulated depreciation	(5,673,554)	(3,966,113)
Property and equipment, net	$4,388,774	$4,833,754

Depreciation expense for the three and nine months ended September 30, 2013 was $587 thousand and $1.7 million, of which $546 thousand and $1.6 million was recorded as cost of revenues. Depreciation expense for the three and nine months ended September 30, 2012 was $519 thousand and $1.2 million, of which $491 thousand and $1.1 million was recorded as hardware cost of revenues, respectively.

5. DEFERRED REVENUE

The Company generally provides its SurgiCounter™ scanners and related software to most hospitals at no cost when they adopt its Safety-Sponge® System. Under the Company's existing distribution agreement with Cardinal Health, Inc. (“Cardinal Health”), Cardinal Health has agreed to reimburse the Company for a percentage of the scanner costs supplied to certain hospitals. Payments received from Cardinal Health relating to scanner cost reimbursements are deferred, and recognized as revenue on a pro-rata basis over the life of the scanner (which approximates the term of the hospital purchase commitment as they are refundable in the event a hospital contract is cancelled). Revenue recognized related to these reimbursements for the three and nine months ended September 30, 2013 was $216 thousand and $653 thousand. Revenue recognized related to these reimbursements for the three months and nine months ended September 30, 2012 was $209 thousand and $481 thousand.

6. STOCKHOLDER’S EQUITY

On July 18, 2012 the Company amended its Amended and Restated Certificate of Incorporation to change the par value of its common stock from $0.33 to $0.001 per share. All common stock per share information in the accompanying condensed consolidated financial statements and notes thereto have been adjusted to reflect retrospective application of the change in par value.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

7. WARRANTS

During the three and nine months ended September 30, 2013, 1,160,646 and 1,428,567 net shares of common stock were issued in connection with the exercise of 1,262,500 and 1,661,060 warrants, respectively, as some warrant holders elected to exercise using a cashless feature.

The following table summarizes warrants to purchase common stock activity for the nine month period ended September 30, 2013:

	Number of Warrants	Range of Exercise Price
Warrants outstanding at December 31, 2012	4,247,935	$0.75 - 4.00
Cancelled/Expired	—	$—
Exercised	(1,661,060)	$0.75 - 1.40
Warrants outstanding at September 30, 2013	2,586,875	$1.25 - 4.00

At September 30, 2013, stock purchase warrants will expire as follows:

	# of Warrants	Range of Exercise Price
2014	1,890,000	$1.82 - 4.00
2015	696,875	$1.25
Total	2,586,875	$1.25 - 4.00

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

8. STOCK OPTION PLANS

The following tables set forth information on our equity compensation plans.

On July 18, 2012 the Company amended its 2009 Stock Option Plan (the “Plan”) to increase the number of shares issuable under the Plan from 3,000,000 to 4,500,000.

During the three and nine months ended September 30, 2013, 20,833 and 353,750 shares of common stock were issued in connection with the exercise of stock options and the net proceeds received were $17 thousand and $382 thousand, respectively.

All options that the Company granted during the nine months ended September 30, 2013 were granted at the per share fair market value on the grant date. Vesting of options differs based on the terms of each option. The Company utilized the Black-Scholes option pricing model and the assumptions used for each period are as follows:

	Nine Months Ended September 30,
	2013	2012
Weighted average risk free interest rate	1.33%	1.02%
Weighted average life (in years)	6.02	6.10
Weighted average volatility	84%	89%
Expected dividend yield	0%	0%
Weighted average grant-date fair value per share of options granted	$1.28	$0.93

A summary of stock option activity for the nine months ended September 30, 2013 is presented below:

Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (1)
Balance at December 31, 2012	5,597,235	$1.17	7.45	$3,613,650
Options granted	499,000	$1.81	9.57
Exercised	(353,750)	$1.08	5.50
Forfeited	(337,083)	$1.99	—
Balance at September 30, 2013	5,405,402	$1.18	7.07	$4,260,971
Vested and exercisable as of September 30, 2013	3,882,729	$1.17	6.66	$3,295,186
Unvested and expected to vest as of September 30, 2013	1,446,569	$1.22	8.13	$917,535

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.83 of the Company’s common stock at September 30, 2013.

Patient Safety Technologies, Inc.
Notes to Condensed Consolidated Interim Financial Statements

The total grant date fair value of stock options granted for the three and nine months ended September 30, 2013 was $233 thousand and $639 thousand. For the three and nine months ended September 30, 2013, stock option based compensation expense was $217 thousand and $622 thousand.

The total grant date fair value of stock options granted for the three and nine months ended September 30, 2012 was $95 thousand and $502 thousand, respectively. For the three and nine months ended September 30, 2012, stock option based compensation was $210 thousand and $607 thousand, respectively.

As of September 30, 2013, there was $1.3 million of unrecognized compensation costs related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 2 years. To the extent the forfeiture rate is different from what the Company anticipated, stock-based compensation related to these awards will be different from the Company’s expectations.

9. RELATED PARTY TRANSACTIONS

During the three and nine months ended September 30, 2013, the Company purchased approximately $3.1 million and $6.6 million in connection with the manufacturing of surgical products used in the Safety-Sponge® System by A Plus International, Inc. (“A Plus”), of which the vast majority was recognized in cost of revenue and recorded on the balance sheet as inventory in the accompanying condensed consolidated financial statements. At September 30, 2013 and December 31, 2012, the Company’s accounts payable included $2.8 million and $4.0 million owed to A Plus. In addition, the Company recognized during the three and nine months ended September 30, 2013, $0 and $144 thousand in interest expense related to the Company incurring interest charges for payables aging outside of contractual terms. Such interest was classified as a financing cost in the accompanying condensed consolidated financial statements. Wayne Lin, a Director and significant beneficial owner of the Company is a founder and significant owner of A Plus.

10. MAJOR CUSTOMERS, SUPPLIERS, SEGMENT AND RELATED INFORMATION

Major Customers

During the three and nine months ended September 30, 2013 and 2012, due to its exclusive distribution agreement with Cardinal Health, the Company had one customer which for both periods represented in excess of 99% of total revenue, and 99% of total accounts receivables.

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

12. SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2013 through the date of the filing of this Report. The Company did not have any material subsequent events that require adjustment or disclosure in these financial statements except for that the Company entered into a lease on October 10, 2013 to rent new office space located at 15440 Laguna Canyon Road in Irvine, CA beginning on December 1, 2013.  The Company’s lease at its current headquarters at 2 Venture Plaza in Irvine, CA is expiring on December 19, 2013.

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

Overview

We focus on the development, marketing and sale of products designed to improve patient outcomes and reduce costs in the healthcare industry. We conduct our business through our wholly owned subsidiary, SurgiCount Medical, Inc. Our proprietary Safety-Sponge® System is a patented solution designed to eliminate one of the most common errors in surgery, retained surgical sponges, and the human and economic costs associated with this surgical mistake.  The Safety-Sponge® System consists of a line of uniquely identified surgical sponges and towels and a turnkey hardware and software offering integrated to form a comprehensive accounting and documentation system. We generate recurring revenue derived from the sale of surgical sponges and towels to our customer facilities that utilize our products in surgical procedures. We estimate that since inception of the Safety Sponge-System® and as of the date of the filing of this Report, over 216 million of our Safety-Sponges® have been successfully used in more than 10 million surgical procedures. We sell our Safety-Sponge® System to hospitals through our direct sales force and by leveraging the sales and marketing capabilities of our distribution partners.  Our proprietary line of surgical sponges and towels are manufactured for us by our exclusive manufacturer, A Plus, a leading China-based manufacturer of disposable medical and surgical supplies. Our sponge and towel products are distributed through Cardinal Health, which provides us sales, marketing and logistics support and the fulfillment of our products to our end user hospitals by both delivering our products directly to our end user hospitals and where appropriate through alternative distributors.  As of the quarter ended September 30, 2013 we had over 300 facilities using the Safety-Sponge® System, the vast majority of which are located in the U.S.. This compares to approximately 265 facilities using our system as of the quarter ended September 30, 2012. Although not necessarily proportionally related to future revenue, growth in the number of hospitals using our products is a good indicator of our underlying business. Once implemented, the vast majority of our user hospitals use the Safety-Sponge® System across all of their relevant surgical and OB/GYN procedures.

Factors Affecting Past and Future Results

140+ Hospital Integrated Delivery Network Agreement

On September 28, 2011, the Company announced that it signed an agreement, effective October 1, 2011, to implement the SurgiCount Safety-Sponge ® System in hospitals of one of the largest hospital operators in the U.S.  Though the agreement itself did not call for or require a minimum number of hospitals to be implemented, to date, the Company has successfully implemented the Safety-Sponge ® System in all of the more than 140 hospitals covered by the agreement. The addition of these incremental hospitals significantly expanded the Company's installed base of customer facilities.

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

In connection with the execution of the new agreement in November 2009, Cardinal Health issued the Forward Order, which was a $10.0 million stocking purchase order for products used in our Safety-Sponge® System that called for deliveries of that stocking inventory over a 12-month period.  Cardinal Health initially paid us $8.0 million as partial pre-payment of the Forward Order, and agreed to pay $2.0 million directly to A Plus, to be used to pay for products that A Plus later invoiced us related to the Forward Order. Cardinal Health also agreed to maintain normal ordering patterns and volumes for purchasing our Safety-Sponge® products throughout 2010 and to not use any of the inventory delivered under the Forward Order to meet immediate hospital demand. In late 2010, Cardinal Health requested, and we agreed, to change the product mix of the Forward Order.  However, because the products Cardinal Health requested were not immediately available, Cardinal Health agreed to take delivery of the remaining inventory on a modified schedule. As of December 31, 2010 we had delivered approximately $8.9 million of the $10 million Forward Order, and we delivered the remaining $1.1 million of the Forward Order inventory in the first half of 2011.

In March 2011, Cardinal Health and the Company signed an amendment to the Supply and Distribution Agreement. The Amended Supply and Distribution Agreement, or the “First Amendment”, revised a number of terms and conditions of the previous agreement, including but not limited to extending the termination date of the agreement from November 19, 2014 to December 31, 2015 and adding certain terms and provisions regarding setting target inventory levels and defining a formula for determining the excess inventory of our products held by Cardinal Health. At that time Cardinal Health agreed to not sell any of the Forward Order inventory until calendar year 2012.  We also agreed to a methodology for the amount of the Forward Order inventory Cardinal Health would be able to sell to our customers each month, establishing a more orderly inventory release process that would help to minimize the possible impact this inventory release would have had on our future sales.

In January 2013, Cardinal Health and the Company signed the second amendment to the Supply and Distribution Agreement or the “Second Amendment”. The Second Amendment changed a number of terms under the Supply and Distribution Agreement and the First Amendment, including, but not limited to, adding certain provisions regarding target inventory levels of the Company’s products held by Cardinal Health, and extending the termination date of the Supply and Distribution Agreement from December 31, 2015 to December 31, 2016. Under the terms of the Second Amendment, Cardinal Health is required to maintain any inventory in excess of set target inventory levels up through December 31, 2013, and the Company agrees to pay a monthly fee to Cardinal Health throughout 2013 based on the amount of any excess inventory held each month by Cardinal Health.  The Company will continue to have the right to buy back any such excess inventory from Cardinal Health at any time.  Beginning January 1, 2014, Cardinal Health may use any remaining excess inventory to partially meet customer demand according to a formula set forth in the First Amendment, which limits their use of any excess inventory over a 12 month time period.  Should there be any excess inventory during 2014, the Company will continue to pay Cardinal Health a monthly fee on the excess inventory balances up through December 31, 2014, and if there is any excess inventory held by Cardinal Health after December 31, 2014, Cardinal Health will have the right to use that excess inventory without restrictions in order to meet customer demand of the Company’s products. Management estimates that the fees paid to Cardinal Health under the Second Amendment will not have a material impact on the Company’s financial results (currently estimated to range from 1% to 3% of reported revenue for the Company during the years 2013 and 2014), and that any additional growth the Company experiences during 2013 and 2014 will minimize the impact of any fees paid.  In addition, the Second Amendment provides that the Supply and Distribution Agreement is terminable by Cardinal Health upon a change of control of the Company.

Based on the reported balances from Cardinal Health, we estimate that the Forward Order inventory balance is approximately $10 million. Should Cardinal Health have any excess inventory in January of 2014, Cardinal Health has the right to begin to use that excess inventory to fulfill demand from end users for our products. Should this occur our reported revenues and cash flows will be negatively affected. Based on the reported balances from Cardinal Health, we estimate that the Forward Order inventory balance will continue to be approximately $10 million in January 2014.  Without assuming any additional customer growth, the maximum amount of excess inventory that could be utilized by Cardinal Health during 2014 is approximately $2.5 million a quarter, as determined by dividing the remaining Forward Order inventory balance by 4 quarters.  Once any excess inventory is utilized over that 12 month period our revenues and cash flows should no longer be affected by this issue. The actual impact under the Second Amendment could vary based on a variety of factors that are identified in our quarterly and annual reports including but not limited to the amount of excess inventory, the rate of growth in our customer base, the amount, if any, of the Forward Order we repurchase and other factors.  Management currently has no immediate plans to repurchase amounts of this excess inventory. However we will consider this option should an appropriate opportunity arise. While we have not provided any estimates of what we expect  future sales growth to be, in order to prevent a significant negative impact to our  future revenue by Cardinal Health’s release of Forward Order inventory, (i) we would need to experience substantial growth in the number of hospitals using our products, (ii) we would need to buyback any excess inventory from Cardinal Health, or (iii) Cardinal Health would need to decide not to use its excess inventory to partially meet customer demand.  See further discussion of the Forward Order inventory and its potential impact on the Company including the expected impact on revenue, cash flow and liquidity arising from Cardinal Health’s release of Forward Order inventory during 2014 in the Financial Condition, Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Patient Protection and Affordable Care Act was enacted into law in the U.S. in March 2010. Among other items, this legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States beginning in January 2013. This tax will impact certain sales of our products that are considered to be medical devices although management does not currently believe the amount of tax and the effected revenues to be material.  There are a wide variety of additional provisions in this legislation that may negatively affect the sales of our products, including but not limited to the overall magnitude of the reform this legislation brings to the business of our core acute care facilities customer base.

Sources of Revenues and Expenses

Revenues

We generate revenue primarily from the sale of surgical sponges used in our Safety-Sponge® System to our exclusive distributor, who then sells directly and through sub-distributors to hospitals that have adopted our Safety-Sponge® System. We expect hospitals that adopt our Safety-Sponge® System to commit to its use and thus provide a recurring source of revenue from ongoing sales of surgical sponges and other products used in our system. We recognize revenue from the sale of surgical sponges upon shipment to our distributor because most of our surgical sponge and towel sales are to our distributor, FOB shipping point.

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

Research and development expenses

Our research and development expenses consist of costs associated with the design, development, testing and enhancement of our products including sponges and towels, hardware and software. We also include salaries and related employee benefits, research-related overhead expenses and fees paid to external service providers in our research and development expenses.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue

Total revenue for the three months ended September 30, 2013 was $5.2 million, which compared to total revenue for the three months ended September 30, 2012 of $5.0 million, representing year over year growth in reported revenue of 5%. The primary reason for the increased revenue growth was the larger number of facilities utilizing our products during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. We had 303 customer facilities implemented as of September 30, 2013 compared to 265 facilities on September 30, 2012, representing year over year growth of 14% in our installed customer base. Reported revenues during the quarter ended September 30, 2013 were negatively impacted by a number of factors, including the effect of a large number of our existing customers switching the distributors they use to fulfill their surgical products, including our products, and the temporary negative impact this switching has had on the supply chain as the incumbent distributor fulfills end customer demand by working down its existing inventory of our products prior to the newly selected distributor begins ordering corresponding amounts of inventory of our products.

Cost of revenue

Cost of revenue of $3.0 million increased by $275 thousand or 10% for the three months ended September 30, 2013 as compared to cost of revenue of $2.7 million for the same period in 2012. This increase was primarily the result of a higher number of facilities using our products during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Our cost of revenue for the three months ended September 30, 2013 included an increased amount of non-cash depreciation expense from providing the scanner hardware at no cost to our new customer facilities (see “Hardware Effect on Revenue and Cost of Revenue” in the Factors Affecting Past and Future Results section). Our cost of revenue as a percentage of revenue increased to 57% during the three months ended September 30, 2013 as compared to 54% during the same period in 2012. We had higher non-cash depreciation expense of $546 thousand in our cost of revenue during the three months ended September 30, 2013, as compared to depreciation expenses during the same period in 2012 of $491 thousand. This was partially offset by a decrease in product costs related to our disposable sponge products. During the first quarter of 2013 we realized a cumulative cost reduction of our disposable sponge products. We expect to realize an increased portion of the benefit of this cost reduction during the fourth quarter of 2013. Excluding non-cash depreciation expense, our adjusted cost of revenue for the three months ended September 30, 2013 was $2.4 million ($3.0 million reported cost of revenue minus $546 thousand non-cash depreciation expense), an increase of $220 thousand or 10% as compared to cost of revenue of $2.2 million excluding non-cash depreciation expenses for the three months ended September 30, 2012 ($2.7 million reported cost of revenue minus $491 thousand non-cash depreciation expense).

Gross profit

Gross profit totaled $2.2 million for the three months ended September 30, 2013, a decrease of $42 thousand, or 2%, compared to gross profit of $2.3 million during the same period in 2012. Our gross profit for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was negatively impacted by higher amounts of non-cash depreciation expense (primarily associated with the relatively larger amount of scanning equipment we provided to support a growing number of new customers), however this was offset by lower softgood product costs in our cost of revenue. Gross profit as a percent of revenue was 43% during the three months ended September 30, 2013 and 46% during the same period in 2012. Excluding the effect of non-cash depreciation expense that results from our scanning equipment captured in our costs of revenue of $546 thousand, our adjusted gross profit for the three months ended September 30, 2013 was $2.8 million ($2.2 million reported gross profit plus $546 thousand of non-cash depreciation expense). This represents a decrease of $18 thousand or 1% as compared to our adjusted gross profit that excludes the effect of non-cash depreciation expenses of $491 thousand captured in our costs of revenue for the three months ended September 30, 2012 of $2.8 million ($2.3 million reported gross profit plus $491 thousand non-cash depreciation expense). Excluding the effect of non-cash depreciation expenses, adjusted gross profit as a percent of revenue was 53% for the three months ended September 30, 2013 and 55% for the three months ended September 30, 2012.

Operating expenses

Operating expenses totaled $2.8 million for the three months ended September 30, 2013, an increase of $344 thousand, or 14%, compared to $2.4 million of operating expenses during the same period in 2012. The increase in operating expenses was primarily due to higher employment related expenses as a result of new hires that were added during 2013 in a number of functional areas.

Research and development expenses

Research and development expenses totaled $169 thousand for the three months ended September 30, 2013, an increase of $57 thousand, or 52%, compared to $111 thousand during the same period in 2012.

Sales and marketing expenses

Sales and marketing expenses totaled $1.2 million for the three months ended September 30, 2013, a decrease of $132 thousand, or 10%, compared to $1.4 million during the same period in 2012. The decrease in sales and marketing expenses during the three months ended September 30, 2013 was due primarily to fewer implementations this quarter as compared to the same quarter a year ago, resulting in lower one-time implementation expenses.

General and administrative expenses

General and administrative (“G&A”) expenses totaled $1.4 million for the three months ended September 30, 2013 representing an increase of $418 thousand, or 44%, compared to G&A expenses of $956 thousand during the same three month period in 2012. The increase in G&A expenses during the three months ended September 30, 2013 as compared to the same period in 2012 was due primarily to the addition of a number of employees as well as outsourced services needed to better support our growing customer base and expanded operations.

Total other income (expense)

We reported other income of $151 thousand for the three months ended September 30, 2013, an increase of $186 thousand as compared to other expense of $35 thousand for the three months ended September 30, 2012. During the three months ended September 30, 2013 we recorded other income of $150 thousand related to the redemption of preferred stock in Alacra Corporation that the Company has held as an investment since 2000.

Net income (loss)

We had a net loss of $527 thousand applicable to common stockholders for the three months ended September 30, 2013 compared to a net loss of $320 thousand during the same quarterly period in 2012 based upon the reasons explained above.

Nine months ended September 30, 2013 Compared to Nine months ended September 30, 2012

Revenue

Total revenue for the nine months ended September 30, 2013 was $14.9 million, which compared to total revenue for the nine months ended September 30, 2012 of $12.5 million, representing year over year growth in reported revenue of 20%. The primary reason for the increased revenue growth was the larger number of customer facilities utilizing our products during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. On September 30, 2013 we had 303 implemented customer facilities as compared to 265 facilities on September 30, 2012, representing year over year facility growth of 14%. Revenues for the nine months ended September 30 2013 were negatively impacted by a number of factors, including the effect of a large number of our existing customers switching the distributors they use to fulfill their surgical products, including our products, which has negatively impacted the Company’s reported revenue throughout 2013.

Cost of revenue

Cost of revenue for the nine months ended September 30, 2013 was $8.7 million, an increase of $1.6 million or 23%, as compared to cost of revenue of $7.1 million for the same nine month period in 2012. The increase in cost of revenue was primarily the result of a higher number of customer facilities using our products during the nine month period ended September 30, 2013 as compared to the nine month period ended September 30, 2012. Our cost of revenue for the nine months ended September 30, 2013 also included a significantly higher amount of non-cash depreciation expense from providing scanner hardware at no cost to the larger number of new customer facilities (see “ Hardware Effect on Revenue and Cost of Revenue ” in the Factors Affecting Past and Future Results section). Depreciation expense from scanners was $1.6 million for the nine months ended September 30, 2013, an increase of $452 thousand or 40% compared to $1.1 million for the nine month period ended on September 30, 2012. Cost of revenue as a percentage of revenue was 59% during the nine month period ended September 30, 2013 and 57% for the nine month period ended September 30, 2012. Excluding the non-cash depreciation expense from cost of revenue for the nine month period ended September 30, 2013 results in an adjusted cost of revenue of $7.1 million ($8.7 million reported cost of revenue minus $1.6 million non-cash depreciation expense), which reflects an increase of $1.2 million or 19% as compared to a similarly adjusted cost of revenue of $6.0 million for the nine month period ended September 30, 2012 after excluding comparable non-cash depreciation expense ($7.1 million reported cost of revenue minus $1.1 million non-cash depreciation expense). This was partially offset by a decrease in product costs related to our disposable sponge products. During the first quarter of 2013 we realized a cumulative cost reduction of our disposable sponge products. We expect to realize an increased portion of the benefit of this cost reduction during the fourth quarter of 2013.

Gross profit

Gross profit totaled $6.2 million for the nine months ended September 30, 2013, an increase of $823 thousand, or 15%, compared to gross profit of $5.4 million during the same nine month period in 2012. Gross profit for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012 was negatively impacted by higher amounts of non-cash depreciation expense associated with the relatively large amount of scanning equipment we provided to our growing number of new customers at zero cost, and was positively offset by lower product costs received on our disposable sponge and towel products. Gross profit as a percent of revenue was 43% during the nine month period ended September 30, 2013 and 46% for the nine month period ended September 30, 2012. When excluding the effect of non-cash depreciation expenses captured in our costs of revenue totaling $1.6 million, our adjusted gross profit for the nine months ended September 30, 2013 was $7.8 million ($6.2 million reported gross profit plus $1.6 million of non-cash depreciation expense), which represented an increase of $1.3 million compared to adjusted gross profit of $6.5 million that excluded the effect of $1.1 million of non-cash depreciation expense for the nine month period ended September 30, 2012 ($5.4 million reported gross profit plus $1.1 million non-cash depreciation expense). Excluding the effect of non-cash depreciation expense, adjusted gross profit as a percent of revenue was 52% for both the nine months ended September 30, 2013 and September 30, 2012. The increase in non-cash scanner depreciation was offset by the reduction in product cost allowing adjusted gross margins when compared to the two nine month periods to remain consistent.

Operating expenses

Operating expenses totaled $7.7 million for the nine month period ended September 30, 2013 and $7.3 million for the nine month period ended September 30, 2012. Operating expenses increased by $343 thousand or 5% due to higher employment related expenses that resulted from adding new hires in a number of functional areas, partially offset by lower one-time implementation expenses as we had fewer new facility implementations occurring during the nine months ended September 30, 2013.

Research and development expenses

Research and development expenses totaled $462 thousand for the nine months ended September 30, 2013, an increase of $62 thousand, or 16%, compared to $401 thousand during the same nine month period in 2012. We capitalized internally developed software costs of approximately $283 thousand and $191 thousand during the first nine months of 2013 and 2012, respectively.

Sales and marketing expenses

Sales and marketing expenses totaled $3.2 million for the nine months ended September 30, 2013, a decrease of $526 thousand, or 14%, compared to $3.7 million incurred during the same period in 2012. The decrease in sales and marketing expenses during the nine months ended September 30, 2013 as compared to the same nine month period in 2012 was due primarily due to lower one-time implementation expenses during 2013. Though we had a decrease in sales and marketing expenses compared to 2012 we have also added significant additional capabilities in the areas of customer and technical service, so that we properly support our growing customer base.

General and administrative expenses

General and administrative (“G&A”) expenses totaled $4.0 million for nine months ended September 30, 2013, representing an increase of $813 thousand, or 25%, compared to G&A expenses of $3.2 million during the same nine month period in 2012. The increase in G&A expenses during the nine months ended September 30, 2013 as compared to the same period in 2012 was due primarily to the addition of additional employees and third party services to support our growing customer base and expanded operations, as well as several non-recurring consulting projects focused on improving both our operations and compliance environment. During 2013, we hired consultants and later added both key management and staff positions to upgrade and enhance our quality and regulatory systems and processes. We also invested in bringing in-house both senior management and experienced staff with technical skills for supporting new product development, including in the areas of software and hardware development, and other skills and capabilities that will bring new emphasis to product development and more extensive capabilities to deliver future products.

Total other income (expense)

We reported other income of $11 thousand for the nine months ended September 30, 2013, an increase of $43 thousand as compared to other expense of $32 thousand for the nine months ended September 30, 2012. During the nine month periods ended September 30, 2013 and September 30, 2012, we recorded interest expense of $144 thousand and $36 thousand respectively, relating to an agreement with A Plus made in early 2012 which gave us extended payment terms, in order to assist in funding the significant growth we experienced throughout 2012. In addition, during the three months ended September 30, 2013 we also recorded other income related to a gain of $150 thousand on the redemption of preferred stock in Alacra Corporation, an investment previously held by us since 2000.

Net income (loss)

We had a net loss of $1.9 million applicable to common stockholders for the nine months ended September 30, 2013, as compared to a net loss of $2.4 million for the same nine month period in 2012 based upon the reasons explained above.

Financial Condition, Liquidity and Capital Resources

We had cash and cash equivalents of $4.9 million as of September 30, 2013 compared to $5.2 million at December 31, 2012. As of September 30, 2013, we had total current assets of $10.6 million and total current liabilities of $5.1 million resulting in a positive working capital of $5.5 million, which compared to $4.6 million in positive working capital as of December 31, 2012. Current liabilities as of September 30, 2013 include deferred revenue of $803 thousand relating to hardware reimbursement payments from Cardinal Health, which is a non-cash liability. Excluding this non-cash liability, our adjusted current liabilities are $4.3 million as of September 30, 2013 and $5.5 million as of December 31, 2012, giving us adjusted positive working capital balances of $6.3 million and $5.4 million, respectively.

The Company’s agreements with Cardinal Health allows Cardinal Health to utilize any excess inventory they hold resulting from the Forward Order to meet end user demand beginning January 2014 on a pro-rata basis over the 12 months of 2014. The Company estimates that the total excess inventory balance is approximately $10 million. Should our current agreement with Cardinal Health not get modified, and if we decide not to repurchase any of the excess inventory held by Cardinal Health, Cardinal Health will then begin to utilize the existing excess inventory to partially fulfill end customer demand and our reported revenues and financial position during 2014 will be negatively affected. Should this occur, we estimate the impact to our revenues would be as much as $2.5 million per quarter while the excess inventory is sold directly by Cardinal Health to partially fulfill customer demand throughout 2014. While we believe our existing liquidity would allow us to manage through the year as this excess inventory gets reduced in this manner, we are currently reviewing a number of alternative strategies, including but not limited to modifying our agreement with Cardinal Health to delay or revise the financial impact this excess inventory will have on the Company, and also exploring additional funding opportunities that would allow us to supplement the loss of liquidity we would experience as the excess inventory gets reduced. However there are no assurances that we will be able to successfully modify our existing agreement terms with Cardinal Health or that we will be able to successfully raise additional funding.

We believe our sources of liquidity are sufficient to satisfy our anticipated cash requirements through the next 12 months to fund a moderate growth plan, however a more aggressive growth plan may require additional financing. We may also seek financing to fund future growth for periods beyond the next 12 months, through future offerings of equity or debt, to help fund our growth and the development of future products and technologies. However, there can be no assurances that we will be able to obtain additional financing on acceptable terms, if at all. Management continually evaluates the Company’s liquidity needs and whether to increase capital resources. See Item 1A “Risk Factors” in our Annual Report on Form 10-K (as amended) for the year ended December 31, 2012 for additional information on factors that could potentially impact our future liquidity and capital resources.

Operating activities

We had negative net cash flow from operating activities of $560 thousand during the nine months ended September 30, 2013. Our net loss of $1.5 million for the nine months ended September 30, 2013 included non-cash charges in the form of stock-based compensation, amortization of intangible assets and depreciation totaling $2.6 million for the nine months ended September 30, 2013.

Cash used by working capital during the nine months ended September 30, 2013 was $1.6 million. Working capital is comprised primarily of accounts receivable, inventory, other assets, accounts payable, accrued liabilities, and deferred revenue. Accounts receivable increased by $1.2 million or 88% during the nine months ended September 30, 2013, as compared to fiscal year end 2012, reflecting our increased revenue from a growing customer base as well as the timing of orders fulfilled later in the nine month period. Inventory decreased by $1.1 million or 29% during the nine months ended September 30, 2013, as compared to fiscal year end 2012. This decrease was due to a reduction in our safety stock which had previously been built up during late 2012 in anticipation of the expected reduction in manufacturing capacity at our China based contract manufacturer resulting from labor changes during the Chinese New Year holiday, which occurred during the first quarter of 2013. Accounts payable decreased by $558 thousand or 12%, as inventory of both sponges and hardware were reduced during this period and our extended payment terms period with A Plus concluded during Q3 2013. Therefore, we made additional payments in order to get our payable aging balance within a certain days aged.

Deferred revenue of $1.3 million as of September 30, 2013 represented a significant component of our working capital, having decreased by $550 thousand or 30% during the nine months ended September 30, 2013, as compared to its balance as of December 31, 2012. The decrease in deferred revenue resulted from fewer reimbursements received from Cardinal Health for sharing in the costs of hardware given to new customers, most due to the smaller number of new customer facilities implemented during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The hardware is typically provided to our customers to use at no cost, and Cardinal Health shares in this cost if the customer facility is a Cardinal Health customer.

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

Investing activities

Net cash of $1.3 million was used in investing activities during the nine months ended September 30, 2013, primarily for the purchase of scanners and related hardware for implementing our Safety-Sponge® System at new customer facilities, and capitalization of certain software costs related to future product offerings. This compares to having used $4.3 million of net cash in investing activities during the nine months ended September 30, 2012, which was also used primarily for the purchase of scanners and related hardware for implementing our Safety-Sponge® System at new customer facilities. The decrease in investing activities during the nine months ended September 30, 2013 as compared to the nine month period ended September 30, 2012 was due to fewer facilities being implemented during the period ended September 30, 2013.

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

Financing activities

During the nine months ended September 30, 2013, we generated $1.6 million of net cash from financing activities primarily from the issuance of common stock in connection with the exercise of stock options and warrants that generated net proceeds of $2.0 million, offset by the payment of preferred stock dividends totaling $427 thousand.

During the nine months ended September 30, 2012, we generated $3.8 million of net cash from financing activities primarily from the net proceeds from closing a $3.5 million private placement in May 2012, along with $470 thousand of proceeds received from the exercise of employee stock options, offset by the payment of preferred stock dividends and other stock issuance costs.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

Commitments and Contingencies

As of September 30, 2013, other than our office leases and employment agreements with key executive officers, we had no material commitments other than the liabilities reflected in our condensed consolidated interim financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

PATIENT SAFETY TECHNOLOGIES, INC.

Date: November 13, 2013	By:	/s/ Brian E. Stewart
Brian E. Stewart, President and Chief
Executive Officer

Date: November 13, 2013	By:	/s/ David C. Dreyer
David C. Dreyer, Executive Vice President,
Chief Financial Officer, and Secretary